Form 10QSB
period 2007-04-30
HIGHWATER ETHANOL LLC
filed 2007-06-14
CIK 1371451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒                                 Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal quarter ended April 30, 2007

OR

☐                                 Transition report under Section 13 or 15(d) of the Exchange Act.

For the transition period from                         to                         .

Commission file number 333-137482

HIGHWATER ETHANOL, LLC

(Exact name of small business issuer as specified in its charter)

Minnesota	20-4798531
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

205 S. Main Street, PO Box 96, Lamberton, MN 56152

(Address of principal executive offices)

(507) 752-6160

(Issuer’s telephone number)

Check whether the issuer:  (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☐  Yes    ☒  No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes    ☒  No

State the number of shares outstanding for each of the issuer’s classes of common equity as of the latest practicable date:  As of June 11, 2007 there were 386 membership units outstanding.

Transitional Small Business Disclosure Format (Check one):     ☐  Yes    ☒  No

PART I.     FINANCIAL INFORMATION

HIGHWATER ETHANOL, LLC

(A Development Stage Company)

Condensed Balance Sheet

ASSETS	April 30, 2007
(Unaudited)
Current Assets
Cash	$348,818
Restricted cash	55,000
Prepaids and other	45,193
Total current assets	449,011

Equipment
Land	876,400
Office equipment	10,766
Accumulated depreciation	(937)
Total equipment	886,229

Other Assets
Deferred offering costs	421,660
Debt issuance costs, net	5,247
Land options	2,000
Total other assets	428,907

Total Assets	$1,764,147

LIABILITIES AND EQUITY	April 30, 2007
(Unaudited)
Current Liabilities
Note payable	$800,000
Accounts payable	342,117
Accounts payable - members	44,439
Accrued expenses	8,000
Total current liabilities	1,194,556

Commitments and Contingencies

Members’ Equity
Member contributions, 386 units outstanding	1,680,000
Deficit accumulated during development stage	(1,110,409)
Total members’ equity	569,591

Total Liabilities and Members’ Equity	$1,764,147

Notes to Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC

(A Development Stage Company)

Condensed Statement of Operations

	Three Months Ended April 30, 2007	Six Months Ended April 30, 2007	From Inception (May 2, 2006) to April 30, 2007
	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$—	$—	$—

Operating Expenses
Professional fees	411,943	711,231	1,052,578
General and administrative	44,133	69,303	96,264
Total operating expenses	456,076	780,534	1,148,842

Operating Loss	(456,076)	(780,534)	(1,148,842)

Other Income (Expense)
Interest income	6,832	24,685	44,333
Other income	2,100	2,100	2,100
Interest expense	(8,000)	(8,000)	(8,000)
Total other income	932	18,785	38,433

Net Loss	$(455,144)	$(761,749)	$(1,110,409)

Weighted Average Units Outstanding	386	386	349

Net Loss Per Unit	$(1,179.13)	$(1,973.44)	$(3,181.69)

Notes to Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC

(A Development Stage Company)

Condensed Statement of Cash Flows

	Six Months	From Inception
	Ended	(May 2, 2006)
	April 30, 2007	to April 30, 2007
	(Unaudited)	(Unaudited)

Cash Flows from Operating Activities
Net loss	$(761,749)	$(1,110,409)
Adjustments to reconcile net loss to net cash from operations
Depreciation and amortization	1,692	1,751
Change in assets and liabilities
Prepaids and other	(28,666)	(45,193)
Accounts payable	152,708	253,553
Accrued expenses	8,000	8,000
Net cash used in operating activities	(628,015)	(892,298)

Cash Flows from Investing Activities
Capital expenditures	(845,750)	(847,166)
Payments for land options	(30,000)	(42,000)
Net cash used in investing activities	(875,750)	(889,166)

Cash Flows from Financing Activities
Proceeds from note payable	738,939	738,939
Member contributions	—	1,680,000
Payments for deferred offering costs	(150,727)	(288,657)
Net cash provided by financing activities	588,212	2,130,282

Net Increase (Decrease) in Cash	(915,553)	348,818

Cash - Beginning of period	1,264,371	—

Cash - End of period	$348,818	$348,818

Supplemental Cash Flow Information
Cash paid for interest	$—	$—

Supplemental Disclosure of Noncash Financing and Investing Activities
Restricted cash received as part of note payable	$55,000	$55,000

Deferred offering costs included in accounts payable	$133,003	$133,003

Debt issuance costs financed with note payable	$6,061	$6,061

Land options exercised for land purchase	$40,000	$40,000

Notes to Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC

(A Development Stage Company)

Notes to Condensed Financial Statements (Unaudited)

April 30, 2007

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations.  These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company’s audited financial statements for the year ended October 31, 2006, contained in the Company’s Form SB-2.

In the opinion of management, the interim condensed financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for fair presentation of the Company’s financial position as of April 30, 2007 and the results of operations and cash flows for all periods present.

Nature of Business

Highwater Ethanol, LLC, (a Minnesota Limited Liability Company) was organized with the intentions of developing, owning and operating a 50 million gallon dry mill corn-processing ethanol plant near Lamberton, Minnesota. The Company was formed on May 2, 2006 to have a perpetual life. Construction is anticipated to begin in the Summer of 2007 with expected completion in December 2008. As of April 30, 2007, the Company is in the development stage with its efforts being principally devoted to equity raising and organizational activities.

Fiscal Reporting Period

The Company has adopted a fiscal year ending October 31 for reporting financial operations.

Accounting Estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles.  Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.  Actual results could differ from those estimates.

Significant estimates include the deferral of expenditures for offering costs which are dependent upon successful financing and project development, as discussed below.  It is at least reasonably possible that these estimates may change in the near term.

Cash

The Company maintains its accounts primarily at one financial institution.  At times throughout the year, the cash balances may exceed amounts insured by the Federal Deposit Insurance Corporation.

Restricted Cash

The Company is required to maintain cash balances to be held at a bank as part of their interim financing agreement as described in Note 3.

Debt Issuance Costs

Debt issuance costs are amortized over the term of the related debt by use of the effective interest method.

Fair Value of Financial Instruments

The carrying value of cash approximates its fair value.

It is not currently practicable to estimate the fair value of the interim financing. Due to the unique terms of this agreement, as discussed below, there are no readily determinable similar instruments on which to base an estimate of fair value.

2.  GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  Through April 30, 2007, the Company generated losses and has a deficit in working capital. The Company also purchased two parcels of land in March 2007. Although the Company has received interim financing on the land purchased, the Company’s ability to continue as a going concern is dependent on the success of generating cash from the Company’s equity drive described in Note 4 and/or through raising additional capital and ultimately achieving the capital to proceed with the construction of the plant.  Management anticipates that, as a result of the actions listed below, the Company will continue as a going concern.  The financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

Management believes that the Company may continue to exist in its present form as a result of a successful equity drive.  However, no assurance can be given that these situations will result in furthering the start up of the Company or if additional capital will be available when needed.

3.  INTERIM FINANCING

The Company obtained a note payable for $800,000 from a bank to finance the land purchase described in Note 6.  The note carries annual interest at 7.50% and is payable in full on March 13, 2008.  The note is secured by a mortgage on the property and personal guarantees by the principal owner of the general contractor and by a member of the Board of Governors, who is also an investor of the Company.  In addition, the Company agreed to restrict $55,000 in cash in favor of the bank.

The Company has received a loan commitment from a bank to provide an additional $300,000 in working capital financing.

4.  MEMBERS’ EQUITY

The Company has one class of membership units, which include certain transfer restrictions as specified in the operating agreement and pursuant to applicable tax and securities law, with each unit representing a pro rata ownership in the Company’s capital, profits, losses and distributions. Income and losses are allocated to all members based upon their respective percentage of units held.

The Company was initially capitalized by 13 members, contributing an aggregate of $500,000 for 150 units. The Company was further capitalized by 117 additional members contributing an aggregate of $1,180,000 in exchange for 236 units.

The Company filed a Form SB-2 Registration Statement with the Securities and Exchange Commission (SEC) for a minimum of 4,500 and up to 6,000 membership units for sale at $10,000 per unit. The Registration Statement was declared effective April 5, 2007.  Offering proceeds are held in escrow until the earliest of the receipt of $45,000,000 or more in cash proceeds and a debt commitment, one year from the effective date of the registration statement, or termination of the offering. As of June 11, 2007, the Company had subscriptions for 2,764 units totaling $27,640,000 under this offering.

5.  RELATED PARTY TRANSACTIONS

A member is providing legal services for the Company.  The Company has incurred approximately $27,000 and approximately $32,000 related to these services for the three and six months ended April 30, 2007, respectively.

6.  COMMITMENTS AND CONTINGENCIES

Design build agreement

The total cost of the project, including the construction of the ethanol plant and start-up expenses, is expected to approximate $110,000,000.  The Company signed an agreement in September 2006 with a general contractor, an unrelated party, to design and build the ethanol plant at a total contract price of approximately $66,026,000. The contract price is subject to changes based on corresponding changes to the Construction Cost Index (CCI), published by Engineering News-Record magazine, from January 2006 (7,660.29). The estimated contract price has increased based on increases in the CCI by approximately $2,428,000 based on the CCI in May 2007 of 7,942.  The Company budgeted a reserve for this and future increases in the CCI of approximately $3,279,000.  The agreement was initially set to terminate on March 26, 2007 unless a valid Notice to Proceed was accepted by the general contractor. In March 2007, the general contractor agreed to extend the termination date to August 15, 2007. The Company entered into a Phase I and Phase II engineering services agreement with an affiliate of the general contractor. In exchange for the performance of certain engineering and design services, the Company has agreed to pay $92,500, which will be credited against the total design-build cost, for which the Company has incurred approximately $92,500 as of April 30, 2007. Some employees of the general contractor are investors of the Company.  The Company anticipates funding the development of the ethanol plant by raising total equity of at least $46,680,000 and securing financing for up to $63,320,000, less any grants received.  The amount of debt financing needed depends on the amount of equity raised in the offering.

Land contracts

In March 2007, the Company purchased approximately 125 acres of land related to the two land options that were exercised in December 2006. The total purchase price was approximately $876,000. The Company subsequently secured financing of the land purchased as described in Note 3.  The Company’s comprehensive plan for the construction of the ethanol plant contemplates using the site described above and may also utilize one or both of the following adjacent parcels for its site.

In September 2006, the Company entered into an option with an unrelated party to purchase approximately six to twelve acres of land for $7,000 per acre until December 31, 2008. The Company paid a non-refundable option deposit of $1,000 which will apply towards the purchase price if the Company elects to complete the purchase. If the Company does not exercise the option by December 31, 2008, the agreement is null and void with the seller retaining the initial $1,000 deposit.

In September 2006, the Company entered into an option with an unrelated party to purchase an undisclosed amount of land for $8,000 per acre until March 31, 2007. In March 2007, the Company extended the option through September 30, 2007. The Company is in the process of having the land surveyed to determine the actual number of acres. The Company paid a non-refundable option deposit of $1,000 which will apply towards the purchase price if the buyer elects to complete the purchase.

Consulting contracts

In May 2006, the Company entered into an agreement with an unrelated party for preliminary engineering services to develop a conceptual railway service. The fee for these services will be approximately $6,000 plus reimbursable expenses, with monthly progress billings throughout the agreement.  In July 2006, the agreement was expanded to include the design and specifications of a conceptual railway service for a lump sum fee of $85,000. As of April 30, 2007, the Company has incurred approximately $46,000 related to this agreement.

In May 2006, the Company entered into an agreement with an unrelated party for land and design surveying.  The fees for these services are billed on an hourly basis, with the total amount being estimated at approximately $28,000. As of April 30, 2007, the Company has incurred approximately $25,000 related to this agreement.

In May 2006, the Company entered into an agreement with an unrelated party for consulting and energy management services for supplies of natural gas and electricity for the plant. The agreement commenced on June 1, 2006 and continues until twelve months after the plant’s completion date. The fee for these services is $3,050 per month plus pre-approved expenses. This monthly fee is subject to a 4% increase on the anniversary date of the effective date of this agreement. The agreement is terminable by either party with 60 days notice. As of April 30, 2007, the Company has incurred approximately $30,000 related to this agreement.

In June 2006, the Company entered into an agreement with an unrelated party to assist the Company in obtaining the necessary permits to construct the plant. The Company pays for these services on an hourly basis plus expenses. As of April 30, 2007, the Company has incurred approximately $164,000 related to this agreement.

In July 2006, the Company entered into an agreement with an unrelated party to conduct geotechnical exploration of the proposed site for the ethanol facility. Services include soil borings and electric cone soundings on the proposed site with laboratory testing of the samples to follow. Estimated costs for these services are approximately $50,000. As of April 30, 2007, the Company has incurred all costs related to this agreement.

In December 2006, the Company entered into a consulting agreement with an unrelated party for assistance in negotiating contracts and equity marketing activities. The Company paid a one-time commitment fee of $15,000 upon execution of the agreement. The Company is required to pay $60,000 upon receipt of equity marketing materials, an additional $60,000 thirty days after receipt of the equity marketing materials and $15,000 upon closing of the offering. The agreement provides for reimbursement of expenses. As of April 30, 2007, the Company has incurred approximately $75,000 related to this agreement.

Item 2.    Management’s Discussion and Analysis and Plan of Operations.

Forward Looking Statements

This report contains forward-looking statements that involve future events, our future performance and our expected future operations and actions.  In some cases you can identify forward-looking statements by the use of words such as “may,” “will,” “should,” “anticipate,” “believe,” “expect,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions.  These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties.  Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the following factors:

•	Investors’ ability to pay the outstanding balances on promissory notes after the closing of the offering;

•	Our ability to obtain the debt financing necessary to construct and operate our plant;

•	Changes in our business strategy, capital improvements or development plans;

•	Construction delays and technical difficulties in constructing the plant;

•	Changes in the environmental regulations that apply to our plant site and operations;

•	Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries;

•	Changes in the availability and price of corn and natural gas and the market for ethanol and distillers grains;

•	Changes in federal and/or state laws (including the elimination of any federal and/or state ethanol tax incentives);

•	Changes and advances in ethanol production technology; and

•	Competition from alternative fuel additives.

Our actual results or actions could and likely will differ materially from those anticipated in the forward-looking statements for many reasons, including the reasons described in this report.  We are not under any duty to update the forward-looking statements contained in this report.  We cannot guarantee future results, levels of activity, performance or achievements.  We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report.  You should read this report and the documents that we reference in this report and have filed as exhibits completely and with the understanding that our actual future results may be materially different from what we currently expect.  We qualify all of our forward-looking statements by these cautionary statements.

Overview

We are a Minnesota limited liability company organized on May 2, 2006, with the name of Highwater Ethanol, LLC.  We were formed for the purpose of constructing and operating a 50 million gallon dry mill corn-processing ethanol plant which is expected to be located near Lamberton, Minnesota in Redwood County.  Based upon engineering specifications produced by Fagen, Inc., we expect that the plant will annually consume approximately 18.5 million bushels of corn and as much as 1,600,000 Million British Thermal Units (“MMBtu”) of natural gas per year and produce approximately 50 million gallons of fuel grade ethanol and 160,000 tons of distillers grains for animal feed each year.

We estimate the total project will cost approximately $110,000,000.  We have entered into a design-build agreement with Fagen, Inc., for the design and construction of our proposed ethanol plant for a price of $66,026,000, which does not include the anticipated cost of our water treatment facility, any change orders, or increases in the costs of materials provided by the Construction Cost Index published by Engineering News-Record Magazine (“CCI”) costs escalator provision contained in the design-build agreement.  Our design-build agreement with Fagen, Inc. provides for an upward adjustment of the construction price in an amount equal to the percentage increase in the CCI for the month in which we give a notice to proceed to Fagen, Inc. over the CCI published for January 2006.  Therefore, the cost of our plant could be significantly higher than the $66,026,000 construction price in the design-build agreement.  Accordingly, we have budgeted $3,279,250 for our construction contingency to help offset higher construction costs; however, this may not be sufficient to offset increased costs.  In addition, our contract price assumes the use of non-union labor.  If Fagen, Inc. is required to employ union labor, excluding union labor for the grain system and energy center, the contract price will be increased to include any increased costs associated with the use of union labor.

We have executed a Phase I and Phase II Engineering Services Agreement with Fagen Engineering, LLC, an entity related to our design-builder, Fagen, Inc., for the performance of certain engineering and design work. Fagen Engineering, LLC performs the engineering services for projects constructed by Fagen, Inc. In exchange for certain engineering and design services, we have agreed to pay Fagen Engineering, LLC a lump-sum fixed fee, which will be credited against the total design-build costs.

We expect to capitalize our project using a combination of equity and debt to supplement the proceeds from our previous private placements.  Through our previous private placements, we raised aggregate proceeds of $1,680,000 to fund our development, organizational and offering expenses.  In March 2007, we obtained an $800,000 note from a bank to provide us with interim financing until we can close on our anticipated debt financing.  The note is secured by a mortgage on our two parcels of property, a personal guarantee from Ron Fagen, the principal owner of our design-build contractor, and by a limited personal guarantee from Warren Pankonin, a member of our board of governors and a seed capital investor in our project.  We do not expect the funds raised in our previous private placements or our interim financing to supply us with enough cash to cover our costs until we close on our anticipated debt financing.  We have received a loan commitment from Minnwest Bank of Redwood Falls, Minnesota to provide an additional $300,000 in working capital financing secured by personal guarantees provided by some of our directors, which we expect will supply us with enough cash to cover our costs until we close on our debt financing.  If we are unable to obtain additional interim financing, we may be forced to abandon our business altogether.

We filed a Registration Statement for an initial public offering of our units with the Securities and Exchange Commission on Form SB-2 (SEC Registration No. 333-137482), as amended, which became effective on April 5, 2007.  We also registered these units with the state securities authorities in Florida, Georgia, Illinois, Iowa, Kansas, Louisiana, Minnesota, Missouri, South Dakota and Wisconsin.  We plan to raise a minimum of $45,000,000 and a maximum of $60,000,000 in the offering and secure the balance needed to construct the plant through federal, state and local grants and debt financing.

As of June 11, 2007, we received subscriptions for approximately 2,764 units, for an aggregate amount of $27,640,000.  However, we have not yet closed the offering, accepted any of the subscription agreements or released funds from escrow.  We will require a significant amount of debt financing to complete our project.  We are engaging in discussions with potential senior lenders, however, no agreement has been executed yet. We expect to enter into definitive agreements for our debt financing within the next fiscal quarter. If we do not secure the necessary debt financing, we will not be able to construct our proposed ethanol plant and may have to abandon our business.

We are still in the development phase, and until the proposed ethanol plant is operational, we will generate no revenue.  We anticipate that accumulated losses will continue to increase until the ethanol plant is operational.  We currently estimate that the construction of the plant will be completed in December 2008.

Plan of Operations to Start-Up of the Ethanol Plant

We expect to spend at least the next 12 months focused on completion of project capitalization, site development, and plant construction.  We do not expect to complete construction and begin operations until 16 to 18 months from the commencement of construction.  We do not expect the funds raised in our previous private placements to supply us with enough cash to cover our costs, including staffing, office costs, audit, legal, compliance and staff training.  We have received a loan commitment from Minnwest Bank of Redwood Falls, Minnesota to provide an additional $300,000 in working capital financing, which we expect will supply us with enough cash to cover such costs until we close the offering and procure debt financing.  If we are unable to obtain additional interim financing, we may be forced to abandon our business altogether.

Assuming the successful completion of our registered offering and execution of debt financing agreements, we expect to have sufficient cash on hand to cover all costs associated with construction of the project, including, but not limited to, site development, utilities, construction and equipment acquisition.

Project Capitalization

In the next fiscal quarter, our primary focus is expected to be on project capitalization.  We expect to enter into an additional interim financing agreement to cover our costs until we close on our anticipated debt financing, raise adequate equity through our registered offering, collect the offering proceeds from investors, identify potential sources of debt financing and secure a written debt financing commitment from a senior lender.

As of June 11, 2007, we received subscriptions for approximately 2,764 units from investors, for an aggregate amount of approximately $27,640,000.  We may not be successful in obtaining subscriptions for units in an amount which exceeds our minimum offering amount of $45,000,000.  Our subscription procedures require subscribers to send 10% of the amount due at the time they sign the subscription agreement.  At that time, investors are also required to provide a promissory note for the remainder of the amount due.  As such, even if we receive subscriptions for a sufficient number of units, we may not ultimately be able to collect all funds owed to us by investors under the subscription agreements.  We will not release funds from escrow until we have cash deposits in our escrow account in excess of the minimum offering amount of $45,000,000.  In addition, we must obtain a written debt financing commitment for the debt financing we need.  We have begun discussions with potential lenders, but have no commitments or agreements in place.

A debt financing commitment obligates the lender to lend us the debt financing that we need if we satisfy all the conditions of the commitment.  These conditions may include, among others, the total cost of the project being within a specified amount; the receipt of engineering and construction contracts acceptable to the lender; evidence of the issuance of all permits, acceptable insurance coverage and title commitment; the contribution of a specified amount of equity; and attorney opinions.  At this time, we do not know what business and financial conditions will be imposed on us by our lender.  We may not satisfy the loan commitment conditions before closing the offering, or at all.  If this occurs we may:

•                  commence construction of the plant using all or a part of the equity funds raised while we seek another debt financing source;

•                  hold the equity funds raised indefinitely in an interest-bearing account while we seek another debt financing source; or

•                  return the equity funds, if any, to investors with accrued interest, after deducting the currently indeterminate expenses of operating our business or partially constructing the plant before we return the funds.

While the foregoing alternatives may be available, we do not expect to begin substantial plant construction activity before satisfying the loan commitment conditions or closing the loan transaction because it is very likely that Fagen, Inc. and any lending institution would prohibit substantial plant construction activity until satisfaction of loan commitment conditions or loan closing.  In the unlikely event that the loan commitment and Fagen, Inc. permit us to spend equity proceeds prior to closing the loan and obtaining loan proceeds, we may decide to spend equity proceeds on project development expenses, such as securing critical operating contracts or owner’s construction costs such as site development expenses.

We plan to apply for grants from the USDA and other sources. Although we may apply under several programs simultaneously and may be awarded grants or other benefits from more than one program, it must be noted that some combinations of programs are mutually exclusive. Under some state and federal programs, awards are not made to applicants in cases where construction on the project has started prior to the award date. There is no guarantee that applications will result in awards of grants or loans.

Site Acquisition and Development

We expect to continue work principally on the preliminary design and development of our proposed ethanol plant, the development of our plant site in Redwood County, Minnesota, obtaining the necessary construction permits, identifying potential sources of debt financing and negotiating the distillers grain marketing, utility and other contracts.  We plan to fund these initiatives using interim financing.  If we are unable to obtain sufficient interim financing, we may be forced to abandon our project altogether.  Likewise, if we are unable to raise sufficient capital in our registered offering or otherwise obtain other funds, we may need to discontinue operations.

                On June 7, 2006, we obtained the exclusive right and option to purchase a parcel of land, consisting of approximately 70 acres of land, in Redwood County, Minnesota for $7,000 per acre.  We paid $5,000 for the exclusive right and option.  We exercised this option on December 31, 2006, and closed on the property in March 2007.

In September 2006, we obtained the right and option to purchase three additional adjacent parcels of land.  The first is to purchase approximately six to twelve acres of land for $7,000 per acre until December 31, 2008.  We paid $1,000 for the option which will apply towards the purchase price if we elect to complete the purchase.  The second is to purchase an undisclosed amount of land for $8,000 per acre until September 30, 2007.  We paid $1,000 for the option which will apply towards the purchase price if we elect to complete the purchase.  The third is to purchase an undisclosed amount of land for $7,000 per acre.  We paid $5,000 for the option which will apply towards the purchase price if we elect to complete the purchase.  We elected to exercise the third option for approximately 55 acres on December 31, 2006 and closed on the property in March 2007.

In March 2007 we closed on the two parcels for which we had exercised land options.  The two parcels total approximately 125 acres and we paid a total of approximately $876,000 for the properties.  Also in March 2007 we obtained an $800,000 note from a bank to provide us with interim financing until we can close on our anticipated debt financing.  The note is secured by a mortgage on the two parcels of property, a personal guarantee from Ron Fagen, the principal owner of our design-build contractor, and by a limited personal guarantee from Warren Pankonin, a member of our board of governors and a seed capital investor in our project.

Plant Construction

 We expect construction of the proposed plant to take approximately 16 to 18 months after construction commences.  Our activities during this period will include completion of the final design and development of the plant.  We also plan to negotiate and execute final contracts concerning the construction of the plant and provision of necessary electricity, natural gas and other power sources.

Assuming the successful completion of this offering and our obtaining the necessary debt financing, we expect to have sufficient cash on hand to cover construction and related start-up costs necessary to make the plant operational.  We estimate that we will need approximately $78,526,000 to construct the plant and our water treatment facility, subject to construction cost index increases, which we have budgeted in the amount of $3,279,250, and a total of approximately $31,474,000 to cover all capital expenditures necessary to complete the project, commence plant operations and produce revenue.

We must obtain debt financing in order to complete construction on the ethanol plant.  The amount and nature of the debt financing that we are seeking is subject to the interest rates and the credit environment as well as other economic factors over which we have no control.  We have no binding contracts or commitments with any bank, lender or financial institution for our debt financing.

Construction Consultants

Fagen, Inc.

We have entered into a design-build contract with Fagen, Inc. under which Fagen, Inc. agreed to construct our plant for the price of approximately $66,026,000, which does not include the anticipated cost of our water treatment facility we intend to construct, any change orders, or increases in the costs of material provided by the CCI costs escalator provision contained in the design-build agreement.  The agreement terminates on August 15, 2007, unless a valid Notice to Proceed has been accepted by Fagen, Inc.  The termination date may be extended upon mutual written agreement.

Under our design-build agreement, the contract price of approximately $66,026,000 may be further increased if the construction cost index (“CCI”) published by Engineering News-Record Magazine reports a CCI greater than 7,660.29 in the month in which we issue to Fagen, Inc., a notice to proceed with plant construction.  The amount of the contract price increase will be equal to the increase in the CCI based upon the January 2006 CCI of 7,660.29.  Due to the increase in the CCI, as of May 2007, the estimated increase in the contract price is approximately $2,428,000.  We have included in our budget $3,279,250 for construction contingency to help offset any increases in construction costs. However, this allowance may not be sufficient to offset all of the increased costs we may face. If it is not sufficient, we intend to seek additional debt financing to offset any increase in the total project cost. We may also seek additional equity investments in this offering if necessary. In no event will we exceed the maximum offering amount of $60,000,000.

We expect that initial start-up and operations of the plant will also be under the general direction and guidance of Fagen, Inc. employees and our own personnel, who will have experience in ethanol production or will have received on-site training provided by Fagen, Inc.  We further anticipate that additional on-site support will be provided by Fagen, Inc. for the first 30 days of plant operation.

Fagen Engineering, LLC

We have entered into a design-build agreement with Fagen, Inc., for the design and construction of our proposed ethanol plant.  In addition, we have executed a Phase I and Phase II Engineering Services Agreement with Fagen Engineering, LLC, an entity related to our design-builder Fagen, Inc., for the performance of certain engineering and design work. Fagen Engineering, LLC performs the engineering services for projects constructed by Fagen, Inc. In exchange for certain engineering and design services, we have agreed to pay Fagen Engineering, LLC a lump-sum fixed fee, which will be credited against the total design-build costs.

ICM, Inc.

ICM, Inc. is a full-service engineering, manufacturing and merchandising firm based in Colwich, Kansas. We have not entered into any legally binding agreements with ICM, Inc. Based on discussions we have had with both Fagen, Inc. and ICM, Inc. and provisions found in our letter of intent with Fagen, Inc., we expect that ICM, Inc. will serve as the principal subcontractor for the plant and to provide the process engineering operations for Fagen, Inc.

Fagen, Inc. and ICM, Inc. could lack the capacity to serve our plant due to the increased number of plants that they are designing and building at any one time. In addition, due to the large number of plants that ICM, Inc. is currently designing, ICM, Inc. may not be able to devote as much time to the advancement of new technology as other firms that have more available personnel resources.

Other Consultants

Earth Tech Consulting, Inc.

We have entered into a service agreement with Earth Tech Consulting, Inc. pursuant to which Earth Tech Consulting, Inc. will provide assistance in securing state approval (environmental permits) to start construction of the plant.  The cost of Earth Tech Consulting, Inc.’s services will be based on a time and material basis.  Additional costs may be imposed if Earth Tech Consulting, Inc. is required to address significant public comment and/or assist in lengthy agency negotiations regarding specific permit terms and conditions.

Renewable Products Marketing Group, LLC

We have entered into an ethanol marketing agreement with Renewable Products Marketing Group, LLC (“RPMG”) pursuant to which RPMG will be our exclusive ethanol marketer.  RPMG will use its best efforts to market and obtain the best price for the ethanol we expect to produce in exchange for a percentage of the price we receive for each gallon of ethanol sold.  The initial term of the RPMG agreement is for 24 months and shall be automatically extended for 12 months unless either party gives the other prior written notice.  The RPMG agreement can be terminated for any uncured breach of the terms of the agreement.

Meadowland Farmers Co-op

We have entered into a grain procurement agreement with Meadowland Farmers Co-op (“Meadowland”).  Meadowland has the exclusive right and responsibility to provide us with our daily requirements of corn meeting quality specifications set forth in the grain procurement agreement.  Under the agreement, we will purchase corn at the local market price delivered to the ethanol plant plus a fixed fee per bushel of corn purchased.  We will provide Meadowland with an estimate of our usage at the beginning of each fiscal quarter and Meadowland agrees to at all times maintain a minimum of 7 days corn usage at our plant.  The initial term of the agreement is 7 years from the time we request our first delivery of corn.

Above Zero Media, LLC

We have entered into a consulting agreement with Above Zero Media, LLC pursuant to which Above Zero Media, LLC will assist in contract negotiations with various service and product providers; assist the planning of our equity marketing effort; assist in the graphic design and placement of marketing materials; assist the education of local lenders; and perform such other reasonably necessary duties as we may request reasonably within the scope of the services. In exchange for these project development services, to date we have paid Above Zero Media, LLC the following amounts:

•             a one-time commitment fee of $15,000 upon execution of the agreement;

•             payment of $60,000 upon satisfactory completion of written and visual equity marketing materials;

In addition, we have agreed to pay Above Zero Media, LLC the following amounts under the contract:

•             payment of $60,000 thirty days following the date of payment for written and visual equity marketing materials;

•             $300 per day (not to exceed $1,500 per week) for each day that Above Zero Media personnel provide technical assistance to us, through personal attendance, at our equity drive meetings; and

•             a one-time conditional bonus of $15,000 on the date of execution and delivery of all required documents by us with our project lender(s) for debt financing.

We are currently in negotiations with Commodity Specialist Company to market our distillers grains and CenterPoint Energy to provide our natural gas services.

Permitting and Regulatory Activities

We will be subject to extensive air, water and other environmental regulations and we will need to obtain a number of environmental permits to construct and operate the plant. We anticipate Fagen, Inc. and Earth Tech Consulting, Inc. will coordinate and assist us with obtaining certain environmental permits, and to advise us on general environmental compliance.  In addition, we will retain consultants with expertise specific to the permits being pursued to ensure all permits are acquired in a cost efficient and timely manner.

We must obtain a minor source construction permit for air emissions and a construction storm water discharge permit prior to starting construction. We have submitted applications for an Air Emissions Permit, a Stormwater Permit, and an Above Ground Storage Tank Permit along with our Environmental Assessment Worksheet; however, as of the date of this quarterly report we have not been granted any of these permits.  We have not submitted our application for our Permit for Discharge of Stormwater During Construction Activities, but anticipate doing so before we begin construction.  The remaining permits will be required shortly before or shortly after we begin to operate the plant. If for any reason any of these permits are not granted, construction costs for the plant may increase, or the plant may not be constructed at all.  Currently, we do not anticipate problems in obtaining the required permits; however, such problems may arise in which case our plant may not be allowed to operate.

Trends and Uncertainties Impacting the Ethanol Industry

Our revenues will primarily consist of sales of the ethanol and distillers grains that we produce. Ethanol sales will constitute the majority of our revenues.  Ethanol price levels remained relatively steady for the quarter ended April 30, 2007.  Increased demand, firm crude oil and gas markets, public acceptance and positive political signals have all contributed to strong steady ethanol prices.  In order to sustain these price levels, however, management believes the industry will need to continue to grow demand to offset the increased supply brought to the market place by additional production.

We expect ethanol prices will be positively impacted by blenders and refineries increasing their use of ethanol in response to environmental liability concerns about Methyl Tertiary Butyl Ether (“MTBE”) and increased consumer acceptance and exposure to ethanol.  For instance, if gasoline prices continue to trend higher, consumers will look for lower priced alternative fuels.  Since ethanol blended fuel is a cheaper alternative for consumers, the demand for such ethanol blended fuel could increase, thus increasing the overall demand for ethanol.  This could positively affect our earnings.  However, a greater supply of ethanol on the market from additional plants and plant expansions could reduce the price we are able to charge for our ethanol, especially if supply outpaces demand.

Imported ethanol is generally subject to a $0.54 per gallon tariff that was designed to offset the $0.51 per gallon ethanol incentive available under the federal excise tax program for refineries that blend ethanol in their fuel.  There is, however, a special exemption from this tariff under a program known as the Caribbean Basin Initiative for ethanol imported from 24 countries in Central America and the Caribbean Islands, which is limited to a total of 7% of U.S. ethanol production per year.  Imports from the exempted countries may increase as a result of new plants in development.  Since production costs for ethanol in these countries are significantly less than what they are in the U.S., the duty-free import of ethanol through the countries exempted from the tariff may negatively affect the demand for domestic ethanol and the price at which we sell our ethanol.

Demand for ethanol may also increase as a result of increased consumption of E85 fuel.  E85 fuel is a blend of 70% to 85% ethanol and gasoline.  According to the Energy Information Administration, E85 consumption is projected to increase from a national total of 11 million gallons in 2003 to 47 million gallons in 2025.  E85 is used as an aviation fuel and as a hydrogen source for fuel cells.  In the U.S., there are currently about 6 million flexible fuel vehicles capable of operating on E85 and nearly 1,200 retail stations supplying it.  Automakers have indicated plans to produce an estimated 4 million more flexible fuel vehicles per year.

The support for and use of E85 fuel has and will continue to be increased by supportive Congressional legislation.  The Energy Policy Act of 2005 created a new incentive that permits taxpayers to claim a 30% tax credit (up to $30,000) for the cost of installing clean-fuel vehicle refueling equipment in a trade or business vehicle or an E85 fuel pump.  Under the provision, clean fuels are any fuel that is at least 85% comprised of ethanol, natural gas, compressed natural gas, liquefied natural gas, liquefied petroleum gas, or hydrogen and any mixture of diesel fuel and biodiesel containing at least 20% biodiesel.  This provision is effective for equipment placed in service after December 31, 2005, and before January 1, 2010.  The production and use of E85 fuel may also be increased in the future due to the reintroduction of the BioFuels Security Act to the 110th Congress.  Such bill, known as S. 23 or H.R. 559, was reintroduced on January 4, 2007, by sponsors Tom Harkin, Richard Luger, and others.  If passed, the legislation would accelerate the current renewable fuels standard by requiring 10 billion gallons of renewable fuels to be used by 2010, 30 billion gallons by 2020 and 60 billion gallons by 2030.  The bill would also require 50% of all branded gasoline stations to have at least one E85 pump available for use by 2017.  Furthermore, the bill would require 100% of all new automobiles to be dual-fueled by 2017.  Currently, the Senate version of the bill has been referred to the Senate Commerce, Science, and Transportation Committees.  Its House of Representatives counterpart has been referred to the House Energy and Commerce Committee, House Oversight and Government Reform Committee and House Judiciary Committee.

Ethanol production continues to grow as additional plants become operational. According to the Renewable Fuels Association (as of May 22, 2007), there are currently 119 ethanol plants in operation nationwide that have the capacity to annually produce approximately 6.14 billion gallons. In addition, there are 86 ethanol plants that are either expanding or are currently being constructed, constituting another 6.38 billion gallons of annual capacity.  Since our current national ethanol production capacity exceeds the 2006 RFS requirement, it is management’s belief that other market factors are primarily responsible for current ethanol prices. Accordingly, it is possible that the RFS requirements may not significantly impact ethanol prices in the short-term and that future supply could outweigh the demand for ethanol. This would have a negative impact on our future earnings.

The United States Supreme Court recently held in the case of Massachusetts v. EPA , that the EPA has a duty under § 202 of the Clean Air Act to regulate the level of emissions of the four main “greenhouse gases”, including carbon dioxide, from new motor vehicles.  Other similar lawsuits have been filed seeking to require the EPA to regulate the level of carbon dioxide emissions from stationary sources, such as ethanol plants.  If these lawsuits are successful, our cost of complying with new or changing environmental regulations may increase in the future.

Consumer resistance to the use of ethanol may affect the demand for ethanol which could affect our ability to market our product and reduce the value of your investment.  Certain individuals believe that use of ethanol has a negative impact on prices at the pump or that it reduces fuel efficiency to such an extent that it costs more to use ethanol than it does to use gasoline.  Many also believe that ethanol adds to air pollution and harms car and truck engines.  Still other consumers believe that the process of producing ethanol actually uses more fossil energy, such as oil and natural gas, than the amount of energy contained in the ethanol produced.  These consumer beliefs could potentially be wide-spread.  If consumers choose not to buy ethanol, it would affect the demand for the ethanol we produce which could negatively affect our ability sell our product and negatively affect our profitability.

We also expect to sell distillers dried grains.  Increased ethanol production has led to increased availability of the co-product.  Continued increased supply of dried distillers grains on the market from other ethanol plants could reduce the price we are able to charge for our distillers dried grains.  This could have a negative impact on our revenues.

Technology Developments

Ethanol is typically produced from the starch contained in grains, such as corn.  However, ethanol can potentially be produced from cellulose, the main component of plant cell walls and the most common organic compound on earth.  The main attraction towards cellulosic ethanol is based on the idea that the products used to make it are less expensive than corn.  However, the downfall is that the technology and equipment needed to convert such products into ethanol are more complicated and more expensive than the technology currently used for the production of corn based ethanol.  Recently, there has been an increased interest in cellulosic ethanol due to the relatively low maximum production capacity of corn-based ethanol. The products used to produce cellulosic ethanol exist in a far greater quantity than corn, and therefore cellulosic ethanol production may be an important aspect of expanding ethanol production capacity.  Recognizing this need, Congress supplied large monetary incentives in the Energy Policy Act of 2005 to help initiate the creation of cellulosic ethanol plants in the United States.  If such cellulosic ethanol plants are constructed and begin production on a commercial scale, the production of potentially lower-cost cellulosic ethanol may hinder our ability to compete effectively.

Trends and Uncertainties Impacting the Corn and Natural Gas Markets and Our Cost of Goods Sold

We expect our costs of our goods will consist primarily of costs relating to the corn and natural gas supplies necessary to produce ethanol and distillers grains for sale. We expect to grind approximately 1,540,000 bushels of corn each month.  With the increased demand for corn from increased ethanol production, we expect corn prices will be high throughout the fiscal year 2007.  These high corn prices might be mitigated somewhat due to increased corn planting in the 2007 growing season.  Farmers are expected to respond to these high corn prices by planting an estimated 90.5 million acres of corn in 2007, an approximately 15% increase over the corn production acres for the 2006 growing season of approximately 78.3 million acres.  This is expected to increase the number of bushels of corn produced in the 2007 growing season to approximately 13 billion bushels.  If this is the case, it could offset some of the additional corn demand from the ethanol industry.  Although, we don’t expect to be operational until December 2008, we expect continued volatility in corn prices.

We expect our natural gas usage to be approximately 1,600,000 million British thermal units (mmBTU) per year. We will use natural gas to (a) operate a boiler that provides steam used in the production process, (b) operate the thermal oxidizer that will help us comply with emissions requirements, and (c) dry our distillers grain products to moisture contents at which they can be stored for long periods of time, and can be transported greater distances.  Recently, the price of natural gas has followed other energy commodities to historically high levels. Current natural gas prices are considerably higher than the 10-year average. Global demand for natural gas is expected to continue to increase, further driving up prices. As a result, we expect natural gas prices to remain higher than average in the short to mid-term. Increases in the price of natural gas may increases our cost of production and negatively impact our profit margins once we are operational.

Operating Expenses

When the ethanol plant nears completion, we expect to incur various operating expenses, such as supplies, utilities and salaries for administration and production personnel.  Along with operating expenses, we anticipate that we will have significant expenses relating to financing and interest.  We have allocated funds in our budget for these expenses, but cannot assure that the funds allocated will be sufficient to cover these expenses.  We may need additional funding to cover these costs if sufficient funds are not available or if costs are higher than expected.

Critical Accounting Estimates

Management uses estimates and assumptions in preparing our financial statements in accordance with generally accepted accounting principles. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.

We defer offering costs until the sale of units is completed. Upon issuance of the units, these costs will be netted against the proceeds received. If the offering is not completed, such costs will be expensed.

Employees

Prior to commencement of operations, we intend to hire approximately 32 full-time employees.  Approximately six of our employees will be involved primarily in management and administration and the remainder will be involved primarily in plant operations. Our officers are Brian D. Kletscher, President; John M. Schueller, Vice President; Jason R. Fink, Treasurer; and Timothy J. Van Der Wal, Secretary. As of the date of this report, we have hired one part-time office employee.

The following table represents some of the anticipated positions within the plant and the minimum number of individuals we expect will be full-time personnel:

# Full-Time
Position	Personnel
General Manager	1
Plant Manager	1
Commodities Manager	1
Controller	1
Lab Manager	1
Lab Technician	2
Secretary/Clerical	3
Office Manager	1
Shift Supervisor	4
Maintenance Supervisor	1
Maintenance Craftsmen	4
Plant Operators	12
TOTAL	32

The positions, titles, job responsibilities and number allocated to each position may differ when we begin to employ individuals for each position.

We intend to enter into written confidentiality and assignment agreements with our key officers and employees. Among other things, these agreements will require such officers and employees to keep all proprietary information developed or used by us in the course of our business strictly confidential.

Our success will depend in part on our ability to attract and retain qualified personnel at a competitive wage and benefit level. We must hire qualified managers and other personnel. We operate in a rural area with low unemployment. There is no assurance that we will be successful in attracting and retaining qualified personnel at a wage and benefit structure at or below those we have assumed in our project. If we are unsuccessful in this regard, we may not be competitive with other ethanol plants and your investment may lose value.

Liquidity and Capital Resources

Sources of Funds

Through our previous private placements, we raised $1,680,000 of seed capital equity to fund our development, organizational and offering expenses. In March 2007, we obtained an $800,000 note from a bank to provide us with interim financing until we can close on our anticipated debt financing.  The note is secured by a mortgage on our two parcels of property, a personal guarantee from Ron Fagen, the principal owner of our design-build contractor, and by a limited personal guarantee from Warren Pankonin, a member of our board of governors and a seed capital investor in our project.  We do not expect the funds raised in our previous private placements or our interim financing to supply us with enough cash to cover our costs until we close on our anticipated debt financing.  We have received a loan commitment from Minnwest Bank of Redwood Falls, Minnesota to provide $300,000 in working capital financing, which we expect will supply us with enough cash to cover our costs until we close on our debt financing.  If we are unable to obtain additional interim financing, we may be forced to abandon our business altogether.

We filed a Registration Statement for an initial public offering of our units with the Securities and Exchange Commission on Form SB-2 (SEC Registration No. 333-137482), as amended, which became effective on April 5, 2007.  We also registered the units with the state securities authorities in Florida, Georgia, Illinois, Iowa, Kansas, Louisiana, Minnesota, Missouri South Dakota and Wisconsin.  We plan to raise a minimum of $45,000,000 and a maximum of $60,000,000 in the offering and secure the balance needed to construct the plant through federal, state and local grants and debt financing.  As of June 11, 2007, we received subscriptions for approximately 2,764 units, for an aggregate amount of approximately $27,640,000.  We have not yet closed the offering or released funds from escrow.  We will require a significant amount of debt financing to complete our project.  We are engaging in preliminary discussions with potential senior lenders, however, no agreement has been executed yet.  If we do not secure the necessary debt financing, we will not be able to construct our proposed ethanol plant and may have to abandon our business.

The following schedule sets forth estimated sources of funds to build our proposed ethanol plant near Lamberton, Minnesota.  This schedule could change in the future depending on the amount of equity raised in our registered offering and whether we receive additional grants.  The schedule may also change depending on the level of senior debt incurred and the amount of any bond financing we may pursue.

Sources of Funds (1)		Percent
Offering Proceeds (2)	$53,320,000	48.47%
Seed Capital Proceeds (3)	$1,680,000	1.53%
Senior Debt Financing (4)	$55,000,000	50.00%
Total Sources of Funds	$110,000,000	100.00%

(1)                                                    The amount of estimated offering proceeds and senior debt financing may be adjusted depending on the level of grants or bond financing we are able to obtain and the amount of any line of operating credit or interim financing we are able to obtain.

(2)                                                    The above schedule assumes the sale of 5,332 units. As of June 11, 1007, we had subscriptions from investors for approximately $27,640,000.

(3)                                                    We issued a total of 386 units in our two private placements in exchange for proceeds of $1,680,000.  We issued a total of 236 units to our seed capital investors at a price of $5,000.00 per unit. In addition, we issued 150 units to our founders at a price of $3,333.33 per unit.

(4)                                                    We currently do not have a definitive loan agreement with a senior lender for debt financing in the amount of $55,000,000.  We have begun preliminary discussions with potential lenders, but have no commitments or agreements in place.

We do not expect to begin substantial plant construction activity before closing our equity offering, satisfying any loan commitment conditions and closing the loan transaction.

Assuming the successful completion of the offering and execution of loan closing agreements, we expect to have sufficient cash on hand to cover all costs associated with construction of the project, including, but not limited to, site development, utilities, construction and equipment acquisition.

Uses of Proceeds

The following tables describe our proposed estimated use of our offering and debt financing proceeds.  The figures are estimates only, and the actual uses of proceeds may vary significantly from the descriptions given below.

Use of Proceeds	Amount	Percent of Total
Plant construction	$66,026,000	60.02%
Water treatment facility	12,500,000	11.36%
CCI Contingency	3,279,250	2.98%
Land cost	876,400	0.80%
Site development costs	8,073,600	7.34%
Construction contingency	919,750	0.84%
Construction performance bond	350,000	0.32%
Construction insurance costs	150,000	0.14%
Administrative building	350,000	0.32%
Office equipment	80,000	0.07%
Computers, Software, Network	150,000	0.14%
Railroad	3,000,000	2.73%
Rolling stock	400,000	0.36%
Fire Protection and water supply	3,495,000	3.18%
Capitalized interest	1,500,000	1.36%

Start up costs:
Financing costs	600,000	0.55%
Organization costs(1)	1,500,000	1.36%
Pre-production period costs	750,000	0.68%
Working capital	2,000,000	1.83%
Inventory - corn	1,100,000	1.00%
Inventory - chemicals and ingredients	400,000	0.36%
Inventory - Ethanol	1,500,000	1.36%
Inventory - DDGS	500,000	0.45%
Spare parts - process equipment	500,000	0.45%
Total	$110,000,000	100.00%

(1)       Includes estimated offering expenses of $550,000 from our registered offering.

Quarterly Financial Results

As of April 30, 2007, we had cash and cash equivalents of approximately $348,818 and total assets of approximately $1,764,147.  As of April 30, 2007, we had current liabilities of approximately $1,194,556 consisting mainly of our note payable in the amount of $800,000.  Total members equity as of April 30, 2007, was approximately $569,591.  Since inception, we have generated no revenue from operations, and as of April 30, 2007, have accumulated net losses of approximately $1,110,409 due to start-up and development costs.

We raised $1,680,000 in seed capital through previous private placements.  We have used the proceeds to fund development and organizational needs.  In March 2007, we obtained an $800,000 note from a bank to provide us with interim financing until we can close on our anticipated debt financing.  The note is secured by a mortgage on our two parcels of property, a personal guarantee from Ron Fagen, the principal owner of our design-build contractor, and by a limited personal guarantee from Warren Pankonin, a member of our board of governors and a seed capital investor in our project.  We do not expect the funds raised in our previous private placements or our interim financing to supply us with enough cash to cover our costs until we close on our anticipated debt financing.  We have received a loan commitment from Minnwest Bank of Redwood Falls, Minnesota to provide $300,000 in working capital financing, which we expect will supply us with enough cash to cover our costs until we close on our debt financing.  If we are unable to obtain additional interim financing, we may be forced to abandon our business altogether.

As of June 11, 2007, we received subscriptions for approximately 2,764 units through our registered offering for an aggregate amount of approximately $27,640,000.  We have not yet accepted any of the subscriptions.  We may not be successful in obtaining subscriptions for units in an amount which exceeds our minimum offering amount of $45,000,000.  We will not release funds from escrow until we have cash deposits in our escrow account in excess of the minimum offering amount of $45,000,000.  In addition, we must obtain a written debt financing commitment for the debt financing we need.  We have begun preliminary discussions with potential lenders, but have no commitments or agreements in place.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3.    Controls and Procedures

Our management, including our President (the principal executive officer), Brian Kletscher, along with our Treasurer, (the principal financial officer), Jason R. Fink, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2007.  Based upon this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.

Our management, consisting of our President and our Treasurer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred as of April 30, 2007, and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II.                OTHER INFORMATION

Item 1.    Legal Proceedings

None.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

We filed a Registration Statement for an initial public offering of our units with the Securities and Exchange Commission on Form SB-2 (333-137482) as amended, which became effective on April 5, 2007.  We commenced our initial public offering of our units shortly thereafter.  Certain of our officers and directors are offering and selling the units on a best efforts basis without the assistance of an underwriter.  We do not pay these officers or directors any compensation for services related to the offer or sale of the units.

We registered a total of 6,000 units at $10,000 per unit for an aggregate maximum gross offering price of $60,000,000.  As of June 11, 2007, we received subscriptions for approximately 2,764 units, for an aggregate amount of $27,640,000.  We have not yet accepted any subscriptions and have not yet received subscriptions for units in an amount which exceeds our minimum offering amount of $45,000,000.

Pursuant to our prospectus, all subscription payments from the offering are deposited in an escrow account.  We have not yet met the conditions to breaking escrow.  We will not break escrow until we satisfy the following conditions:

•                  Cash proceeds from unit sales deposited in the escrow account equals or exceeds the minimum offering amount of $45,000,000, exclusive of interest;

•                  We obtain a written debt financing commitment for debt financing ranging from $48,320,000 to $63,320,000 less any grants and/or tax increment financing we are awarded;

•                  We elect, in writing, to terminate the escrow agreement;

•                  The escrow agent provides to each state securities department in which the Company has registered its securities for sale an affidavit stating that the foregoing requirements have been satisfied; and

•                  The state securities commissioners have consented to release of the funds on deposit.

For the period detailed by this report, we did not receive or use any net offering proceeds.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Item 5.    Other Information

None.

Item 6.    Exhibits

The following exhibits are filed as part of, or are incorporated by reference into, this report:

Exhibit No.	Description	Method of Filing
31.1	Certificate Pursuant to 17 CFR 240.13a-14(a)	*
31.2	Certificate Pursuant to 17 CFR 240.13a-14(a)	*
32.1	Certificate Pursuant to 18 U.S.C. § 1350	*
32.2	Certificate Pursuant to 18 U.S.C. § 1350.	*

 (*)            Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HIGHWATER ETHANOL, LLC

Date:	June 13, 2007	/s/ Brian Kletscher
Brian Kletscher
Chairman and President (Principal Executive Officer)

Date:	June 13, 2007	/s/ Jason R. Fink
Jason R. Fink
Treasurer (Principal Financial and Accounting Officer)