Form 10QSB
period 2007-07-31
HIGHWATER ETHANOL LLC
filed 2007-09-14
CIK 1371451

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒                                 Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal quarter ended July 31, 2007

OR

☐                                 Transition report under Section 13 or 15(d) of the Exchange Act.

For the transition period from                  to                   ..

Commission file number 333-137482

HIGHWATER ETHANOL, LLC

(Exact name of small business issuer as specified in its charter)

Minnesota	20-4798531
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

205 S. Main Street, PO Box 96, Lamberton, MN 56152

(Address of principal executive offices)

(507) 752-6160

(Issuer’s telephone number)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days  ☒   Yes   ☐   No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐   Yes   ☒   No

State the number of shares outstanding for each of the issuer’s classes of common equity as of the latest practicable date: As of September 10, 2007 there were 386 membership units outstanding.

Transitional Small Business Disclosure Format (Check one):    ☐   Yes   ☒   No

PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements.

HIGHWATER ETHANOL, LLC

(A Development Stage Company)

Condensed Balance Sheet

July 31,
2007
(Unaudited)
ASSETS

Current Assets
Cash	$57,841
Restricted cash	55,000
Prepaids and other	39,449
Total current assets	152,290

Property and Equipment
Land and land improvements	1,007,098
Office equipment	12,515
Accumulated depreciation	(1,514)
Total property and equipment	1,018,099

Other Assets
Deferred offering costs	613,362
Debt issuance costs, net	3,736
Land options	2,000
Total other assets	619,098

Total Assets	$1,789,487

July 31,
2007
(Unaudited)
LIABILITIES AND EQUITY

Current Liabilities
Note payable	$800,000
Accounts payable	559,174
Accounts payable - members	69,044
Accrued expenses	5,167
Total current liabilities	1,433,385

Commitments and Contingencies

Members’ Equity
Member contributions, 386 units outstanding	1,680,000
Deficit accumulated during development stage	(1,323,898)
Total members’ equity	356,102

Total Liabilities and Members’ Equity	$1,789,487

Notes to Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC

(A Development Stage Company)

 Condensed Statement of Operations

	Three Months	From Inception
	Ended	(May 2, 2006)
	July 31, 2007	to July 31, 2006
	(Unaudited)	(Unaudited)

Revenues	$—	$—

Operating Expenses
Professional fees	136,106	138,573
General and administrative	65,350	2,971
Total operating expenses	201,456	141,544

Operating Loss	(201,456)	(141,544)

Other Income (Expense)
Interest income	2,342	3,138
Other income	1,125	—
Interest expense	(15,500)	—
Total other income, net	(12,033)	3,138

Net Loss	$(213,489)	$(138,406)

Weighted Average Units Outstanding	386	238

Net Loss Per Unit	$(553.08)	$(581.54)

Notes to Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC

(A Development Stage Company)

Condensed Statement of Operations

	Nine Months	From Inception	From Inception
	Ended	(May 2, 2006)	(May 2, 2006)
	July 31, 2007	to July 31, 2006	to July 31, 2007
	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$—	$—	$—

Operating Expenses
Professional fees	847,337	138,573	1,188,684
General and administrative	134,653	2,971	161,614
Total operating expenses	981,990	141,544	1,350,298

Operating Loss	(981,990)	(141,544)	(1,350,298)

Other Income (Expense)
Interest income	27,027	3,138	46,675
Other income	3,225	—	3,225
Interest expense	(23,500)	—	(23,500)
Total other income, net	6,752	3,138	26,400

Net Loss	$(975,238)	$(138,406)	$(1,323,898)

Weighted Average Units Outstanding	386	238	357

Net Loss Per Unit	$(2,526.52)	$(581.54)	$(3,708.40)

Notes to Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
(A Development Stage Company)

Condensed Statement of Cash Flows

	Nine Months Ended July 31, 2007	From Inception (May 2, 2006) to July 31, 2006	From Inception (May 2, 2006) to July 31, 2007
	(Unaudited)	(Unaudited)	(Unaudited)

Cash Flows from Operating Activities
Net loss	$(975,238)	$(138,406)	$(1,323,898)
Adjustments to reconcile net loss to net cash from operations
Depreciation and amortization	3,780	—	3,839
Change in assets and liabilities
Prepaids and other	(22,922)	(50,489)	(39,449)
Accounts payable	154,037	88,245	224,021
Accounts payable - members	69,044	—	69,044
Accrued expenses	5,167	—	5,167
Net cash used in operating activities	(766,132)	(100,650)	(1,061,276)

Cash Flows from Investing Activities
Capital expenditures	(847,499)	—	(848,915)
Payments for land options	(30,000)	(5,000)	(42,000)
Net cash used in investing activities	(877,499)	(5,000)	(890,915)

Cash Flows from Financing Activities
Proceeds from note payable	738,939	—	738,939
Member contributions	—	1,680,000	1,680,000
Payments for deferred offering costs	(301,838)	(36,685)	(408,907)
Net cash provided by financing activities	437,101	1,643,315	2,010,032

Net Increase (Decrease) in Cash	(1,206,530)	1,537,665	57,841

Cash - Beginning of period	1,264,371	—	—

Cash - End of period	$57,841	$1,537,665	$57,841

Supplemental Cash Flow Information
Cash paid for interest	$18,333	$—	$18,333

Supplemental Disclosure of Noncash Financing and Investing Activities
Restricted cash received as part of note payable	$55,000	$—	$55,000

Deferred offering costs included in accounts payable	$204,455	$24,870	$204,455

Land improvements costs included in accounts payable	$130,698	$—	$130,698

Debt issuance costs financed with note payable	$6,061	$—	$6,061

Land options exercised for land purchase	$40,000	$—	$40,000

Notes to Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
(A Development Stage Company)

Notes to Condensed Financial Statements (Unaudited)

July 31, 2007

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

In the opinion of management, the interim condensed financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for fair presentation of the Company’s financial position as of July 31, 2007 and the results of operations and cash flows for all periods present.

Nature of Business

Highwater Ethanol, LLC, (a Minnesota Limited Liability Company) was organized with the intentions of developing, owning and operating a 50 million gallon dry mill corn-processing ethanol plant near Lamberton, Minnesota. The Company was formed on May 2, 2006 to have a perpetual life. Construction is anticipated to begin in the Fall of 2007 with expected completion in February 2009. As of July 31, 2007, the Company is in the development stage with its efforts being principally devoted to equity raising and organizational activities.

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

HIGHWATER ETHANOL, LLC
(A Development Stage Company)

Notes to Condensed Financial Statements (Unaudited)

July 31, 2007

Fair Value of Financial Instruments

The carrying value of cash and restricted cash approximates its fair value.

It is not currently practicable to estimate the fair value of the interim financing. Due to the unique terms of these agreements, as discussed below, there are no readily determinable similar instruments on which to base an estimate of fair value.

2. GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. Through July 31, 2007, the Company generated losses and has a deficit in working capital. The Company also purchased two parcels of land in March 2007. Although the Company has received interim financing on the land purchased and for working capital purposes, the Company’s ability to continue as a going concern is dependent on the success of generating cash from the Company’s equity drive described in Note 4 and/or through raising additional capital and ultimately achieving the capital to proceed with the construction of the plant. Management anticipates that, as a result of the actions listed below, the Company will continue as a going concern. The financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

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

In June 2007, the Company received a loan commitment from a bank to provide $300,000 in working capital financing. The Company never drew upon this loan commitment and it expired in August 2007.

In July 2007, the Company obtained an unsecured note payable for $300,000 from the general contractor. The note carries interest at 7.50% and is payable in full at the earlier of financial close or January 2, 2008. The Company received funds under this note payable in August 2007.

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

The Company filed a Form SB-2 Registration Statement with the Securities and Exchange Commission (SEC) for a minimum of 4,500 and up to 6,000 membership units for sale at $10,000 per unit. The Registration Statement was

HIGHWATER ETHANOL, LLC
(A Development Stage Company)

Notes to Condensed Financial Statements (Unaudited)

July 31, 2007

declared effective April 5, 2007. Offering proceeds are held in escrow until the earliest of the receipt of $45,000,000 or more in cash proceeds, one year from the effective date of the registration statement, or termination of the offering and a written debt commitment. As of September 12, 2007, the Company had subscriptions for 4,555 units totaling $45,550,000 under this offering.

5. RELATED PARTY TRANSACTIONS

A member is providing legal services for the Company. The Company has incurred approximately $37,000 and approximately $69,000 for the three and nine months ended July 31, 2007 related to these services, respectively.

6. COMMITMENTS AND CONTINGENCIES

Design build agreement

The total cost of the project, including the construction of the ethanol plant and start-up expenses, is expected to approximate $110,000,000. The Company signed an agreement in September 2006 with a general contractor, an unrelated party, to design and build the ethanol plant at a total contract price of approximately $66,026,000. The contract price is subject to changes based on corresponding changes to the Construction Cost Index (CCI), published by Engineering News-Record magazine, from January 2006 (7660.29). The estimated contract price has increased based on increases in the CCI by approximately $3,356,000 based on the CCI in September 2007 of 8049.65. The Company budgeted a reserve for increases in the CCI of approximately $3,279,000. The Company believes the increases in the CCI will not substantially affect the total project cost. The agreement was initially set to terminate on March 26, 2007 unless a valid Notice to Proceed was accepted by the general contractor. In March 2007, the general contractor agreed to extend the termination date to August 15, 2007. In July 2007, the general contractor agreed to extend the termination date to October 15, 2007. The Company entered into a Phase I and Phase II engineering services agreement with an affiliate of the general contractor. In exchange for the performance of certain engineering and design services, the Company has agreed to pay $92,500, which will be credited against the total design-build cost, for which the Company has incurred approximately $92,500 as of July 31, 2007. Some employees of the general contractor are investors of the Company. The Company anticipates funding the development of the ethanol plant by raising total equity of at least $46,680,000 and securing financing for up to $63,320,000, less any grants received. The amount of debt financing needed depends on the amount of equity raised in the offering.

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

HIGHWATER ETHANOL, LLC
(A Development Stage Company)

Notes to Condensed Financial Statements (Unaudited)

July 31, 2007

Consulting contracts

In May 2006, the Company entered into an agreement with an unrelated party for preliminary engineering services to develop a conceptual railway service. The fee for these services will be approximately $6,000 plus reimbursable expenses, with monthly progress billings throughout the agreement. In July 2006, the agreement was expanded to include the design and specifications of a conceptual railway service for a lump sum fee of $85,000. As of July 31, 2007, the Company has incurred approximately $46,000 related to this agreement.

In May 2006, the Company entered into an agreement with an unrelated party for land and design surveying. The fees for these services are billed on an hourly basis, with the total amount being estimated at approximately $28,000. As of July 31, 2007, the Company has incurred approximately $25,000 related to this agreement.

In June 2006, the Company entered into an agreement with an unrelated party to assist the Company in obtaining the necessary permits to construct the plant. The Company pays for these services on an hourly basis plus expenses. As of July 31, 2007, the Company has incurred approximately $204,000 related to this agreement.

In December 2006, the Company entered into a consulting agreement with an unrelated party for assistance in negotiating contracts and equity marketing activities. The Company paid a one-time commitment fee of $15,000 upon execution of the agreement. The Company was required to pay $60,000 upon receipt of equity marketing materials, an additional $60,000 thirty days after receipt of the equity marketing materials and $15,000 upon closing of the offering. The agreement provides for reimbursement of expenses. As of July 31, 2007, the Company has incurred approximately $135,000 related to this agreement.

In June 2007, the Company entered into an agreement with an unrelated party to be the exclusive provider of electricity for the plant. The agreement is to commence the earlier of the first day of the month in which the plant begins operations or June 1, 2008. The agreement is to remain in effect for a period of ten years following commencement. The rates for these services will be a fixed charge of $12,000 per month along with monthly electric usage based on rates listed in the agreement. The rates for the first five years of the agreement are guaranteed. The estimated cost of construction is $1,300,000. The Company is liable for incurred project costs to date minus and salvage value, if the plant is not finished or if the plant does not continue in operations for the entire term of the contract. The agreement requires the Company to provide a Letter of Credit, upon request, in the amount of $700,000 for the period of the construction and continuing for one year after commercial operation.

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

•                          Our ability to obtain the equity financing necessary to construct and operation our plant;

•                          Changes in our business strategy, capital improvements or development plans;

•                          Construction delays and technical difficulties in constructing the plant;

•                          Increases in the cost of construction;

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

Overview

We are a Minnesota limited liability company organized on May 2, 2006, with the name of Highwater Ethanol, LLC.  We were formed for the purpose of constructing and operating a 50 million gallon dry mill corn-

processing ethanol plant which is expected to be located near Lamberton, Minnesota in Redwood County.  Based upon engineering specifications produced by Fagen, Inc., we expect that the plant will annually consume approximately 18.5 million bushels of corn and as much as 1,600,000 Million British Thermal Units (“MMBtu”) of natural gas per year and produce approximately 50 million gallons of fuel grade ethanol and 160,000 tons of distillers grains for animal feed each year.

We estimate the total project will cost approximately $110,000,000.  We have entered into a design-build agreement with Fagen, Inc., for the design and construction of our proposed ethanol plant for a price of $66,026,000, which does not include the anticipated cost of our water treatment facility, any change orders, or increases in the costs of materials provided by the Construction Cost Index published by Engineering News-Record Magazine (“CCI”) costs escalator provision contained in the design-build agreement.  Our design-build agreement with Fagen, Inc. provides for an upward adjustment of the construction price in an amount equal to the percentage increase in the CCI for the month in which we give notice to proceed to Fagen, Inc., over the CCI published for January 2006.  Therefore, the cost of our plant could be significantly higher than the $66,026,000 construction price in the design-build agreement.  Accordingly, we have budgeted $3,279,250 for our construction contingency to help offset higher construction costs; however, based on the CCI for September 2007, this is not sufficient to offset increased costs. We intend to seek additional debt financing to offset any increase in the total project cost.  We may also seek additional equity investments in our offering if necessary.  In no event will we exceed the maximum offering amount of $60,000,000.  The Company believes the increases in the CCI will not substantially affect the total project cost.  In addition, our contract price assumes the use of non-union labor.  If Fagen, Inc. is required to employ union labor, excluding union labor for the grain system and energy center, the contract price will be increased to include any increased costs associated with the use of union labor.

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

We expect to capitalize our project using a combination of equity and debt to supplement the proceeds from our previous private placements.  Through our previous private placements, we raised aggregate proceeds of $1,680,000 to fund our development, organizational and offering expenses.  In March 2007, we obtained an $800,000 note from a bank to provide us with interim financing until we can close on our anticipated debt financing.  The note is secured by a mortgage on our two parcels of property, a personal guarantee from Ron Fagen, the principal owner of our design-build contractor, and by a limited personal guarantee from Warren Pankonin, a member of our board of governors and a seed capital investor in our project.  We do not expect the funds raised in our previous private placements or our interim financing to supply us with enough cash to cover our costs until we close on our anticipated debt financing.   We have received a $300,000 loan from Fagen, Inc., our design-builder, which we expect will supply us with enough cash to cover our costs until we close on our equity offering and debt financing.

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

As of September 12, 2007, we received subscriptions for approximately 4,555 units, for an aggregate amount of $45,550,000.  However, we have not yet closed the offering, accepted any of the subscription agreements or released funds from escrow.  We will require a significant amount of debt financing to complete our project.  We will not release funds from escrow until we have obtained the necessary debt financing. We are engaging in discussions with potential senior lenders, however, no agreement has been executed yet. We expect to enter into definitive agreements for our debt financing within the next fiscal quarter. If we do not secure the necessary debt financing, we will not be able to construct our proposed ethanol plant and may have to abandon our business.

We are still in the development phase, and until the proposed ethanol plant is operational, we will generate no revenue.  We anticipate that accumulated losses will continue to increase until the ethanol plant is operational.  We currently estimate that the construction of the plant will be completed in Spring 2009.

Plan of Operations to Start-Up of the Ethanol Plant

We expect to spend at least the next 12 months focused on completion of project capitalization, site development, and plant construction.  We do not expect to complete construction and begin operations until 16 to 18 months from the commencement of construction.  We do not expect the funds raised in our previous private placements to supply us with enough cash to cover our costs, including staffing, office costs, audit, legal, compliance and staff training.  We have received a $300,000 loan from Fagen, Inc., our design-builder, which we expect will supply us with enough cash to cover our costs until we close on our equity offering and debt financing.

Assuming the successful completion of our registered offering and execution of debt financing agreements, we expect to have sufficient cash on hand to cover all costs associated with construction of the project, including, but not limited to, site development, utilities, construction and equipment acquisition.

Project Capitalization

In the next fiscal quarter, our primary focus is expected to be on project capitalization.  We expect to raise adequate equity through our registered offering, collect the offering proceeds from investors, identify potential sources of debt financing and secure a written debt financing commitment from a senior lender.

As of September 12, 2007, we received subscriptions for approximately 4,555 units from investors, for an aggregate amount of approximately $45,550,000.  Our subscription procedures require subscribers to send 10% of the amount due at the time they sign the subscription agreement.  At that time, investors are also required to provide a promissory note for the remainder of the amount due.  As such, even if we receive subscriptions for a sufficient number of units, we may not ultimately be able to collect all funds owed to us by investors under the subscription agreements.  We will not release funds from escrow until we obtain a written debt financing commitment for the debt financing we need.  We have begun discussions with potential lenders, but have no commitments or agreements in place.

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

In March 2007, we purchased approximately 125 acres of land related to two adjacent land options that were exercised in December 2006.  The total purchase price was approximately $876,000.   Also in March 2007 we obtained an $800,000 note from a bank to provide us with interim financing until we can close on our anticipated debt financing.  The note is secured by a mortgage on the two parcels of property, a personal guarantee from Ron Fagen, the principal owner of our design-build contractor, and by a limited personal guarantee from Warren Pankonin, a member of our board of governors and a seed capital investor in our project.

In September 2006, we obtained the right and option to purchase two additional adjacent parcels of land.  The first is to purchase approximately six to twelve acres of land for $7,000 per acre until December 31, 2008.  We paid $1,000 for the option which will apply towards the purchase price if we elect to complete the purchase.  The second is to purchase an undisclosed amount of land for $8,000 per acre until September 30, 2007.  We paid $1,000 for the option which will apply towards the purchase price if we elect to complete the purchase.  We intend to seek an extension of this option past the September 30, 2007 deadline.

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

Assuming the successful completion of this offering and our obtaining the necessary debt financing, we expect to have sufficient cash on hand to cover construction and related start-up costs necessary to make the plant operational.  We estimate that we will need approximately $78,526,000 to construct the plant and our water treatment facility, subject to construction cost index increases, and a total of approximately $31,474,000 to cover all other expenditures necessary to complete the project, commence plant operations and produce revenue. We have budgeted $3,279,250 for the CCI increases. However, based on the CCI for September 2007 the increase has exceeded the budgeted reserve.

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

On July 26, 2007, we entered into a Third Amendment to the Design-Build Agreement.  Our design-build agreement with Fagen, Inc was initially set to terminate on March 26, 2007 unless a valid Notice to Proceed was accepted by Fagen, Inc.  Pursuant to the Third Amendment, Fagen, Inc. agreed to extend the termination date to October 15, 2007.  All other provisions of the design-build agreement remain unchanged.

Under our design-build agreement, the contract price of approximately $66,026,000 may be further increased if the construction cost index (“CCI”) published by Engineering News-Record Magazine reports a CCI greater than 7660.29 in the month in which we issue to Fagen, Inc., notice to proceed with plant construction.  The amount of the contract price increase will be equal to the increase in the CCI based upon the January 2006 CCI of 7660.29.  Due to the increase in the CCI, as of September 2007, the estimated increase in the contract price is approximately $3,356,000 based upon the CCI in September 2007 of 8049.65.  We have included in our budget $3,279,250 for construction contingency to help offset any increases in construction costs. However, this allowance is not sufficient to offset the increased costs we will face. We intend to seek additional debt financing to offset any increase in the total project cost. We may also seek additional equity investments in this offering, if necessary. In no event will we exceed the maximum offering amount of $60,000,000.  The Company believes the increases in the CCI will not substantially affect the total project cost.

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

ICM, Inc.

ICM, Inc. is a full-service engineering, manufacturing and merchandising firm based in Colwich, Kansas. We have not entered into any legally binding agreements with ICM, Inc. Based on discussions we have had with both Fagen, Inc. and ICM, Inc. and provisions found in our design-build agreement with Fagen, Inc., we expect that ICM, Inc. will serve as the principal subcontractor for the plant and provide the process engineering operations for Fagen, Inc.

Fagen, Inc. and ICM, Inc. could lack the capacity to serve our plant due to the increased number of plants that they are designing and building at any one time. In addition, due to the large number of plants that ICM, Inc. is currently designing, ICM, Inc. may not be able to devote as much time to the advancement of new technology as other firms that have more available personnel resources.

Marketing and Natural Gas Agreements

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

We are currently in negotiations with CHS, Inc. to market our distillers grains and CenterPoint Energy to provide our natural gas services.

Grain Procurement Agreement

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

Above Zero Media, LLC

We have entered into a consulting agreement with Above Zero Media, LLC pursuant to which Above Zero Media, LLC will assist in contract negotiations with various service and product providers; assist the planning of our equity marketing effort; assist in the graphic design and placement of marketing materials; assist the education of local lenders; and perform such other reasonably necessary duties as we may request reasonably within the scope of the services. In exchange for these project development services, we have agreed to pay Above Zero Media, LLC the following amounts:

•                  a one-time commitment fee of $15,000 which was paid upon execution of the agreement;

•                  payment of $60,000 upon satisfactory completion of written and visual equity marketing materials;

•                  payment of $60,000 thirty days following the date of payment for written and visual equity marketing materials;

•                  $300 per day (not to exceed $1,500 per week) for each day that Above Zero Media personnel provide technical assistance to us, through personal attendance, at our equity drive meetings.

•                  a one-time conditional bonus of $15,000 on the date of execution and delivery of all required documents by us with our project lender(s) for debt financing.

Agreement for Electric Service

On June 28, 2007 we entered into an Agreement for Electric Service with Redwood Electric Cooperative, Inc. for the sale and delivery of electric power and energy necessary to operate our ethanol plant.  In exchange for its services, we agreed to pay Redwood Electric Cooperative, Inc. an annual facilities charge of approximately $12,000 plus the Cooperative’s standard electrical rates. Pursuant to the agreement the contract rate will be guaranteed for up to five years. Upon execution of the agreement, we became a member of the Cooperative and are bound by its articles of incorporation and bylaws. This agreement will remain in effect for ten years following the initial billing period.  In the event we wish to continue receiving electrical service from the Cooperative beyond the ten year period, we will need to enter into a new agreement with the Cooperative at least one year prior to the expiration of the initial ten year period.  If the agreement is terminated by either party for any reason prior to the expiration of the initial ten year period, we will be required to pay for the entire amount of the facility charge for the remainder of the initial ten year period.

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

We must obtain a minor source construction permit for air emissions and a construction storm water discharge permit prior to starting construction. We have received our Air Emissions Permit, a Stormwater Permit, and an Above Ground Storage Tank Permit.  We expect to receive our Environmental Assessment Worksheet within the next fiscal quarter.  In addition, we have submitted our application for our Permit for Discharge of Stormwater During Construction Activities. The remaining permits will be required shortly before or shortly after we begin to operate the plant. If for any reason any of these permits are not granted, construction costs for the plant may increase, or the plant may not be constructed at all.  Currently, we do not anticipate problems in obtaining the required permits; however, such problems may arise in which case our plant may not be allowed to operate.

Trends and Uncertainties Impacting the Ethanol Industry

If we are able to build the plant and begin operations, we will be subject to industry-wide factors that affect our operating and financial performance.  These factors include, but are not limited to, the available supply and cost of corn from which our ethanol and distillers grains will be processed; the cost of natural gas, which we will use in the production process; dependence on our ethanol marketer and distillers grain marketer to market and distribute our products; the intensely competitive nature of the ethanol industry; possible legislation at the federal, state and/or local level; changes in federal ethanol tax incentives and the cost of complying with extensive environmental laws that regulate our industry.

We expect ethanol sales to constitute the bulk of our future revenues. Ethanol prices have recently been much higher than their 10 year average. However, due to the increase in the supply of ethanol from the number of new ethanol plants scheduled to begin production and the expansion of current plants, we do not expect current ethanol prices to be sustainable in the long term. The total production of ethanol is at an all time high.  According to the Renewable Fuels Association, as of August 29, 2007, there were 128 operational ethanol plants nationwide that have the capacity to produce approximately 6.78 billion gallons annually.  In addition, there are 77 ethanol plants and 8 expansions under construction, which when operational are expected to produce another approximately 6.65 billion gallons of ethanol annually. There are over 20 ethanol plants announced or under construction in Minnesota.  We also expect that there are more entities that have been recently formed or in the process of formation that plan to construct additional ethanol plants in Minnesota and the surrounding states.  However, there is often little information available to the public regarding ethanol projects that are in the earlier stages of planning and development.  Therefore, it is difficult to estimate the total number of potential ethanol projects within our region.

The direct competition of local ethanol plants could significantly affect our ability to operate profitably.  A greater supply of ethanol on the market from other plants could reduce the price we are able to charge for our ethanol.  This would have a negative impact on our future revenues once we become operational.  With so many plants announced or under construction in the local area, our ability to commence operations as quickly as possible will have a significant impact on our ability to be successful.

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

Moreover, despite increased consumer acceptance, there is still some consumer resistance to the use of ethanol that may affect the demand for ethanol which could affect our ability to market our product and reduce the value of your investment.  Certain individuals believe that use of ethanol has a negative impact on prices at the pump or that it reduces fuel efficiency to such an extent that it costs more to use ethanol than it does to use gasoline.  Many also believe that ethanol adds to air pollution and harms car and truck engines.  Still other consumers believe that the process of producing ethanol actually uses more fossil energy, such as oil and natural gas, than the amount of energy contained in the ethanol produced.  These consumer beliefs could potentially be wide-spread.  If consumers choose not to buy ethanol, it would affect the demand for the ethanol we produce which could negatively affect our ability sell our product and negatively affect our profitability.

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

Demand for ethanol may also increase as a result of increased consumption of E85 fuel.  E85 fuel is a blend of 70% to 85% ethanol and gasoline.  According to the Energy Information Administration, E85 consumption is projected to increase from a national total of 11 million gallons in 2003 to 47 million gallons in 2025.  E85 is used as an aviation fuel and as a hydrogen source for fuel cells.  In the U.S., there are currently about 6 million flexible fuel vehicles capable of operating on E85 and approximately 1,244 retail stations supplying it.  Automakers have indicated plans to produce an estimated 4 million more flexible fuel vehicles per year.

We expect the support for and use of E85 fuel has and will continue to be supported Congressional legislation.  The Energy Policy Act of 2005 created a new incentive that permits taxpayers to claim a 30% tax credit (up to $30,000) for the cost of installing clean-fuel vehicle refueling equipment, such as an E85 fuel pump, in a trade or business vehicle.  Under the provision, clean fuels are any fuel that is at least 85% comprised of ethanol, natural gas, compressed natural gas, liquefied natural gas, liquefied petroleum gas, or hydrogen and any mixture of diesel fuel and biodiesel containing at least 20% biodiesel.  This provision is effective for equipment placed in service after December 31, 2005, and before January 1, 2010.

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

We also expect to sell distillers grains.  Increased ethanol production has led to increased availability of the co-product.  Continued increased supply of distillers grains on the market from other ethanol plants could reduce the price we are able to charge for our distillers grains.  This could have a negative impact on our revenues.

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

Trends and Uncertainties Impacting the Corn and Natural Gas Markets and Our Cost of Goods Sold

We expect our costs of our goods will consist primarily of costs relating to the corn and natural gas supplies necessary to produce ethanol and distillers grains for sale. We expect to grind approximately 18.5 million bushels of corn per year.  With the increased demand for corn from increased ethanol production, we expect corn prices will be high throughout the fiscal year 2007.  These high corn prices might be mitigated somewhat due to increased corn planting in the 2007 growing season.  Farmers have responded to these high corn prices by planting an estimated 92.9 million acres of corn in 2007, an approximately 19% increase over the corn production acres for the 2006 growing season of approximately 78.3 million acres.  This is expected to increase the number of bushels of corn produced in the 2007 growing season to approximately 13 billion bushels.  If this is the case, it could offset some of the additional corn demand from the ethanol industry.  Although, we don’t expect to be operational until Spring 2009, we expect continued volatility in corn prices.

We expect our natural gas usage to be approximately 1,600,000 MMBtu’s per year. We will use natural gas to (a) operate a boiler that provides steam used in the production process, (b) operate the thermal oxidizer that will help us comply with emissions requirements, and (c) dry our distillers grain products to moisture contents at which they can be stored for long periods of time, and can be transported greater distances.  Recently, the price of natural gas has followed other energy commodities to historically high levels. Current natural gas prices are considerably higher than the 10-year average. Global demand for natural gas is expected to continue to increase, further driving up prices. As a result, we expect natural gas prices to remain higher than average in the short to mid-term. Increases in the price of natural gas may increases our cost of production and negatively impact our profit margins once we are operational.

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

Liquidity and Capital Resources

Sources of Funds

Through our previous private placements, we raised $1,680,000 of seed capital equity to fund our development, organizational and offering expenses. In March 2007, we obtained an $800,000 note from a bank to provide us with interim financing until we can close on our anticipated debt financing.  The note is secured by a mortgage on our two parcels of property, a personal guarantee from Ron Fagen, the principal owner of our design-build contractor, and by a limited personal guarantee from Warren Pankonin, a member of our board of governors and a seed capital investor in our project.  We do not expect the funds raised in our previous private placements or our interim financing to supply us with enough cash to cover our costs until we close on our anticipated debt financing. We have received a $300,000 loan from Fagen, Inc., our design-builder, which we expect will supply us with enough cash to cover our costs until we close on our equity offering and debt financing.

We filed a Registration Statement for an initial public offering of our units with the Securities and Exchange Commission on Form SB-2 (SEC Registration No. 333-137482), as amended, which became effective on April 5, 2007.  We also registered the units with the state securities authorities in Florida, Georgia, Illinois, Iowa, Kansas, Louisiana, Minnesota, Missouri South Dakota and Wisconsin.  We plan to raise a minimum of $45,000,000 and a maximum of $60,000,000 in the offering and secure the balance needed to construct the plant through federal, state and local grants and debt financing.  As of September 12, 2007, we received subscriptions for approximately 4,555 units, for an aggregate amount of approximately $45,550,000.  We have not yet closed the offering or released funds from escrow.  We will require a significant amount of debt financing to complete our project.  We are engaging in preliminary discussions with potential senior lenders, however, no agreement has been executed yet.  If we do not secure the necessary debt financing, we will not be able to construct our proposed ethanol plant and may have to abandon our business.

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

Estimated Sources of Funds (1)		Percent
Offering Proceeds (2)	$50,000,000	45.45%
Seed Capital Proceeds (3)	$1,680,000	1.53%
Senior Debt Financing (4)	$58,320,000	53.02%
Estimated Total Sources of Funds	$110,000,000	100.00%

(1)                                                    The amount of estimated offering proceeds and senior debt financing may be adjusted depending on the level of grants or bond financing we are able to obtain and the amount of any line of operating credit or interim financing we are able to obtain.

(2)                                                    As of September 12, 2007, we had subscriptions from investors for approximately $45,550,000.

(3)                                                    We issued a total of 386 units in our two private placements in exchange for proceeds of $1,680,000.  We issued a total of 236 units to our seed capital investors at a price of $5,000.00 per unit. In addition, we issued 150 units to our founders at a price of $3,333.33 per unit.

(4)                                                    We currently do not have a definitive loan agreement with a senior lender for debt financing in the amount of $58,320,000.  We have begun preliminary discussions with potential lenders, but have no commitments or agreements in place.

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

Use of Proceeds	Amount	Percent of Total
Plant construction	$66,026,000	60.02%
Water treatment facility	12,500,000	11.36%
CCI Contingency	3,279,250	2.98%
Land cost	876,400	0.80%
Site development costs	8,073,600	7.34%
Construction contingency	919,750	0.84%
Construction performance bond	350,000	0.32%
Construction insurance costs	150,000	0.14%
Administrative building	350,000	0.32%
Office equipment	80,000	0.07%
Computers, Software, Network	150,000	0.14%
Railroad	3,000,000	2.73%
Rolling stock	400,000	0.36%
Fire Protection and water supply	3,495,000	3.18%
Capitalized interest	1,500,000	1.36%
Start up costs:
Financing costs	600,000	0.55%
Organization costs	1,500,000	1.36%
Pre-production period costs	750,000	0.68%
Working capital	2,000,000	1.83%
Inventory - corn	1,100,000	1.00%
Inventory - chemicals and ingredients	400,000	0.36%
Inventory - Ethanol	1,500,000	1.36%
Inventory - DDGS	500,000	0.45%
Spare parts - process equipment	500,000	0.45%
Total	$110,000,000	100.00%

Quarterly Financial Results

As of July 31, 2007, we had cash of approximately $57,841 and total assets of approximately $1,789,487.  As of July 31, 2007, we had current liabilities of approximately $1,433,385 consisting mainly of our note payable in the amount of $800,000.  Total members equity as of July 31, 2007, was approximately $356,102.  Since inception, we have generated no revenue from operations, and as of July 31, 2007, have accumulated net losses of approximately $1,323,898 due to start-up and development costs.

We raised $1,680,000 in seed capital through previous private placements.  We have used the proceeds to fund development and organizational needs.  In March 2007, we obtained an $800,000 note from a bank to provide us with interim financing until we can close on our anticipated debt financing.  The note carries annual interest at 7.50% and is payable in full on March 13, 2008.  The note is secured by a mortgage on our two parcels of property, a personal guarantee from Ron Fagen, the principal owner of our design-build contractor, and by a limited personal guarantee from Warren Pankonin, a member of our board of governors and a seed capital investor in our project.  We do not expect the funds raised in our previous private placements or our interim financing to supply us with enough cash to cover our costs until we close on our anticipated debt financing. We have received a $300,000 loan from Fagen, Inc., our design-builder, which we expect will supply us with enough cash to cover our costs until we close on our equity offering and debt financing.

As of September 12, 2007, we received subscriptions for approximately 4,555 units through our registered offering for an aggregate amount of approximately $45,550,000.  We have not yet accepted any of the subscriptions.  We will not release funds from escrow until we obtain a written debt financing commitment for the debt financing we need.  We have begun preliminary discussions with potential lenders, but have no commitments or agreements in place.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3.    Controls and Procedures

Our management, including our President (the principal executive officer), Brian Kletscher, along with our Treasurer, (the principal financial officer), Jason R. Fink, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2007.  Based upon this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.

Our management, consisting of our President and our Treasurer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred as of July 31, 2007, and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

We registered a total of 6,000 units at $10,000 per unit for an aggregate maximum gross offering price of $60,000,000.  As of September 12, 2007, we received subscriptions for approximately 4,555 units, for an aggregate amount of $45,550,000.  We have not yet accepted any subscriptions.

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

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Item 5.    Other Information

None.

Item 6.    Exhibits

The following exhibits are filed as part of, or are incorporated by reference into, this report:

Exhibit No.	Description	Method of Filing
10.1	Agreement for Electric Service between Highwater Ethanol, LLC and Redwood Electric Cooperative, Inc. dated June 28, 2007	1

10.2	Third Amendment to Lump Sum Design-Build Agreement between Highwater Ethanol, LLC and Fagen, Inc.	2

31.1	Certificate Pursuant to 17 CFR 240.13a-14(a)	*

31.2	Certificate Pursuant to 17 CFR 240.13a-14(a)	*

32.1	Certificate Pursuant to 18 U.S.C. § 1350	*

32.2	Certificate Pursuant to 18 U.S.C. § 1350.	*

(*)            Filed herewith.

(1)             Incorporated by reference to Exhibit 99.1 in Form 8-K filed with the Securities and Exchange Commission on July 5, 2007.

(2)             Incorporated by reference to Exhibit 99.1 in Form 8-K filed with the Securities and Exchange Commission on August 16, 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HIGHWATER ETHANOL, LLC

Date:	September 14, 2007	/s/ Brian Kletscher
Brian Kletscher
Chairman and President (Principal Executive Officer)

Date:	September 14, 2007	/s/ Jason R. Fink
Jason R. Fink
Treasurer (Principal Financial and Accounting Officer)