Form 10KSB
period 2007-10-31
HIGHWATER ETHANOL LLC
filed 2008-01-29
CIK 1371451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended October 31, 2007

☐	Transition report under Section 13 or 15(d) of the Exchange Act.

For the transition period from                            to

Commission file number 333-137482

HIGHWATER ETHANOL, LLC

(Name of small business issuer in its charter)

Minnesota	20-4798531
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

205 S. Main Street, PO Box 96, Lamberton, MN	56152
(Address of principal executive offices)	(Zip Code)

(507) 752-6160

(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒  Yes    ☐  No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐  Yes                   ☒  No

State issuer’s revenues for its most recent fiscal year.  None

As of January 25, 2008, the aggregate market value of the membership units held by non-affiliates (computed by reference to the most recent offering price of such membership units) was $1,180,000.

As of January 25, 2008, there were 386 membership units outstanding.

Transitional Small Business Disclosure Format (Check one):                      ☐  Yes                   ☒  No

AVAILABLE INFORMATION

Our website address is www.highwaterethanol.com.  Our annual report on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”), are available, free of charge, on our website under the link “Invest,” as soon as reasonably practicable after we electronically file such materials with, or furnish such materials to, the Securities and Exchange Commission.  The contents of our website are not incorporated by reference in this annual report on Form 10-KSB.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

Business Development

Highwater Ethanol, LLC is a development-stage Minnesota limited liability company organized on May 2, 2006, for the purpose of raising capital to develop, construct, own and operate a 50 million gallon per year ethanol plant near Lamberton, Minnesota in Redwood County.  We have not yet engaged in the production of ethanol or distillers grains.  Based upon engineering specifications from our design-builder, Fagen, Inc., we expect the ethanol plant, once built, will process approximately 18.5 million bushels of corn per year into 50 million gallons of denatured fuel grade ethanol and 160,000 tons of dried distillers grains with solubles.  We expect to be operational in spring 2009.

We are financing the development and construction of the ethanol plant with a combination of equity and debt.  Through private placements, we raised aggregate proceeds of $1,680,000 to fund our development, organizational and offering expenses.  In March 2007, we obtained interim financing in the amount of $800,000 from a bank to finance our land purchase for our site.  We executed a promissory note which is secured by a mortgage on our two parcels of property, a personal guarantee from Ron Fagen, the principal owner of our design-build contractor, and by a limited personal guarantee from Warren Pankonin, a member of our board of governors and a seed capital investor in our project.  The note carries annual interest at 7.50% and is payable in full on March 13, 2008. We do not expect the funds raised in our private placements or our interim financing to supply us with enough cash to cover our costs until we close on our anticipated debt financing.   We have received a $300,000 loan from Fagen, Inc., our design-builder, to provide us with additional capital to help fund our expenses. The loan was payable in full at the earlier of financial close or January 2, 2008.  We have obtained a verbal extension from Fagen, Inc. for the repayment of the loan.  However, there is not guarantee that we will be able to repay this loan on a timely basis or at all.

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

As of January 28, 2008, we received subscriptions for approximately 4,510 units, for an aggregate amount of approximately $45,100,000.  However, we have not yet closed the offering, accepted any of the subscription agreements or released funds from escrow. Our offering will close no later than April 5, 2008.  We will require a significant amount of debt financing to complete our project.  We will not release funds from escrow until we have obtained the necessary debt financing. We are engaging in discussions with potential senior lenders, however, no agreement has been executed yet. We expect to enter into definitive agreements for our debt financing within the next fiscal quarter. If we do not secure the necessary debt financing, we will not be able to construct our proposed ethanol plant and may have to abandon our business.

We have entered into a design-build contract with Fagen, Inc. of Granite Falls, Minnesota for the design and construction of the ethanol plant for a total price of $66,026,000, which does not include the anticipated cost of our water treatment facility, any change orders, or increases in the costs of materials provided by the Construction

Cost Index published by Engineering News-Record Magazine (“CCI”) costs escalator provision contained in the design-build agreement. The design-build agreement as amended states that the design-builder must receive a valid notice to proceed from us by November 15, 2007 or the Design-Build Agreement may be terminated.  That date has been extended pursuant to an oral agreement with Fagen, Inc. and we are in the process of getting that extension in writing. However, there is no guarantee that Fagen, Inc. will not terminate our design-build agreement.  Our design-build agreement with Fagen, Inc. provides for an upward adjustment of the construction price in an amount equal to the percentage increase in the CCI for the month in which we give notice to proceed to Fagen, Inc., over the CCI published for January 2006.  Therefore, the cost of our plant could be significantly higher than the $66,026,000 construction price in the design-build agreement.  We have budgeted $3,279,250 for our construction contingency to help offset higher construction costs; however, based on the CCI for January 2008, this is not sufficient to offset increased costs. We intend to seek additional debt financing to offset any increase in the total project cost.  We may also seek additional equity investments in our offering if necessary.  In no event will we exceed the maximum offering amount of $60,000,000.

We have executed a Phase I and Phase II Engineering Services Agreement with Fagen Engineering, LLC, an entity related to our design-builder, Fagen, Inc., for the performance of certain engineering and design work. Fagen Engineering, LLC performs the engineering services for projects constructed by Fagen, Inc. In exchange for certain engineering and design services, we have agreed to pay Fagen Engineering, LLC a lump-sum fixed fee of $92,500 which will be credited against the total design-build costs for which the Company has incurred $92,500 as of October 31, 2007.

We also entered into a license agreement with ICM, Inc. for limited use of ICM, Inc.’s proprietary technology and information to assist us in operating, maintaining, and repairing the ethanol production facility.  We are not obligated to pay a fee to ICM, Inc. for use of the proprietary information and technology because our payment to Fagen, Inc. for the construction of the plant under our design-build agreement is inclusive of these costs.   Under the license agreement, ICM, Inc. retains the exclusive right and interest in the proprietary information and technology and the goodwill associated with that information.  ICM, Inc. may terminate the agreement upon written notice if we improperly use or disclose the proprietary information or technology at which point all proprietary property must be returned to ICM, Inc.

We commenced site work at the plant site in November 2007.  We anticipate that we will issue our notice to proceed with construction to Fagen, Inc. in February 2008.  We expect completion of plant construction approximately 16 to 18 months after construction commences.

We have engaged Renewable Products Marketing Group, LLC (“RPMG”) to market our ethanol and CHS, Inc. to market our distillers grains.  See Distribution of Principal Products.  In addition, we have entered into a grain procurement agreement with Meadowland Farmers Co-op (“Meadowland”) for the exclusive right and responsibility to provide us with our daily requirements of corn.

We have received our Air Emissions Permit, a Stormwater Permit, and an Above Ground Storage Tank Permit.  We expect to receive our Environmental Assessment Worksheet within the next fiscal quarter.  In addition, we have submitted our application for our Permit for Discharge of Stormwater During Construction Activities.

We are still in the development phase, and until the ethanol plant is operational, we will generate no revenue. We have incurred accumulated losses and we anticipate that accumulated losses will continue to increase until the ethanol plant is operational.  Since we have not yet become operational, we do not yet have comparable income, production or sales data.

Principal Products and Markets

The principal products we anticipate producing at the plant are fuel-grade ethanol and distillers grains.  Raw carbon dioxide gas is another co-product of the ethanol production process but we have no plans to capture or market it.

Ethanol

Ethanol is ethyl alcohol, a fuel component made primarily from corn and various other grains.  According to the Renewable Fuels Association, approximately 85 percent of ethanol in the United States today is produced from corn, and approximately 90 percent of ethanol is produced from a corn and other input mix. The ethanol we expect to produce is manufactured from corn.  Corn produces large quantities of carbohydrates, which convert into glucose more easily than most other kinds of biomass. The Renewable Fuels Association estimates current annual domestic ethanol production capacity is at approximately 7.42 billion gallons as of December 18, 2007.

An ethanol plant is essentially a fermentation plant.  Ground corn and water are mixed with enzymes and yeast to produce a substance called “beer,” which contains about 10% alcohol and 90% water.  The “beer” is boiled to separate the water, resulting in ethyl alcohol, which is then dehydrated to increase the alcohol content.  This product is then mixed with a certified denaturant to make the product unfit for human consumption and commercially saleable.

Ethanol can be used as: (i) an octane enhancer in fuels; (ii) an oxygenated fuel additive for the purpose of reducing ozone and carbon monoxide vehicle emissions; and (iii) a non-petroleum-based gasoline substitute.  Approximately 95% of all ethanol is used in its primary form for blending with unleaded gasoline and other fuel products.  Used as a fuel oxygenate, ethanol provides a means to control carbon monoxide emissions in large metropolitan areas.  The principal purchasers of ethanol are generally the wholesale gasoline marketer or blender.  The principal markets for our ethanol are petroleum terminals in the continental United States.

Distillers Grains

The principal co-product of the ethanol production process is distillers grains, a high protein, high-energy animal feed supplement primarily marketed to the dairy, beef, poultry and swine industries.  Distillers grains contain by-pass protein that is superior to other protein supplements such as cottonseed meal and soybean meal.  By-pass proteins are more digestible to the animal, thus generating greater lactation in milk cows and greater weight gain in beef cattle.  Dry mill ethanol processing creates three forms of distiller grains: Distillers Wet Grains with Solubles (“DWS”), Distillers Modified Wet Grains with Solubles (“DMWS”) and Distillers Dried Grains with Solubles (“DDGS”).  DWS is processed corn mash that contains approximately 70% moisture.  DWS has a shelf life of approximately three days and can be sold only to farms within the immediate vicinity of an ethanol plant.  DMWS is DWS that has been dried to approximately 50% moisture.  DMWS have a slightly longer shelf life of approximately ten days and are often sold to nearby markets.  DDGS is DWS that has been dried to 10% to 12% moisture.  DDGS has an almost indefinite shelf life and may be sold and shipped to any market regardless of its vicinity to an ethanol plant.

Local Ethanol and Distillers Grains Markets

As described below in “Distribution of Principal Products,” we intend to market and distribute our ethanol and distillers grains through third parties.  Whether or not ethanol or distillers grains produced by our ethanol plant are sold in local markets will depend on decisions made in cooperation with our marketers.

Local ethanol markets will be limited and must be evaluated on a case-by-case basis.  Although local markets will be the easiest to service, they may be oversold.  Oversold markets depress ethanol prices.

Regional Ethanol Markets

Typically a regional market is one that is outside of the local market, yet within the neighboring states.  We believe our regional market is within a 450-mile radius of our plant and will be serviced by rail.  We expect to construct a railroad spur to our plant so that we may reach regional and national markets with our products.  Because ethanol use results in less air pollution than regular gasoline, regional markets typically include large cities that are subject to anti-smog measures such as either carbon monoxide or ozone non-attainment areas.

National Ethanol Markets

According to the Renewable Fuels Association, demand for fuel ethanol in the United States reached a new high in 2006 at nearly five billion gallons per year.  In its report titled, “Ethanol Industry Outlook 2007,” the RFA anticipates demand for ethanol to remain strong as a result of the national renewable fuels standard contained in the Energy Policy Act of 2005, rising gasoline and oil prices and increased state legislation banning the use of MTBE or requiring the use of renewable fuels.  The RFA also notes that interest in E85, a blend of 85% ethanol and 15% gasoline, has been invigorated due to continued efforts to stretch United States gasoline supplies.  The RFA also expects that the passage of the Volumetric Ethanol Excise Tax Credit (VEETC) will provide the flexibility necessary to expand ethanol blending into higher blends of ethanol such as E85, E diesel and fuel cell markets.

While we believe that the nationally mandated usage of renewable fuels is currently driving demand, we believe that an increase in voluntary usage will be necessary for the industry to continue its growth trend.  The passage of the new Energy Independence and Security Act of 2007, which increased the RFS standard, may encourage blenders to increase blending of ethanol.  In addition, we believe that heightened consumer awareness and consumer demand for ethanol-blended gasoline may play an important role in growing overall ethanol demand and voluntary usage by blenders.  If blenders do not voluntarily increase the amount of ethanol blended into gasoline and consumer awareness does not increase, it is possible that additional ethanol supply will outpace demand and further depress ethanol prices.

Distribution of Principal Products

Our ethanol plant will be located near Lamberton, Minnesota in Redwood County.  We selected the site because of its location to existing ethanol consumption and accessibility to road and rail transportation.  We purchased the real estate that encompasses the site in March 2007, pursuant to the terms of the option agreements which we had previously executed.  Our site is in close proximity to rail and major highways that connect to major population centers such as Minneapolis, Minnesota, Detroit, Michigan, and Chicago, Illinois.

Ethanol Distribution

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

Distillers Grains Distribution

We entered into a distillers grains marketing agreement with CHS, Inc. for the purpose of marketing and distributing all of the distillers grains we produce at our plant.  CHS, Inc. is a diversified energy, grains and foods company owned by farmers, ranchers and cooperatives.  CHS, Inc. provides products and services ranging from grain marketing to food processing to meet the needs of its customers around the world.  CHS, Inc. will market our distillers grains and we will receive a percentage of the selling price actually received by CHS, Inc. in marketing our distillers grains to its customers.  The term of our agreement with CHS, Inc. is for one year commencing as of the completion and start-up of the plant.  Thereafter, the agreement will remain in effect unless otherwise terminated by either party with 120 days notice.  Under the agreement, CHS, Inc. will be responsible for all transportation arrangements for the distribution of our distillers grains.

New Products and Services

We have not introduced any new products or services during this fiscal year.

Federal Ethanol Supports and Governmental Regulation

Federal Ethanol Supports

Energy Independence and Security Act of 2007

The ethanol industry is heavily dependent on several economic incentives to produce ethanol, including federal ethanol supports.  The most recent ethanol supports are contained in the Energy Independence and Security Act of 2007 (the “2007 Act”), which was signed into law on December 19, 2007.  This legislation amends the Renewable Fuels Standard (RFS), a national flexible program, which was enacted as part of the Energy Policy Act of 2005.  Under the Energy Policy Act of 2005, the RFS required refiners to use 4.7 billion gallons of renewable fuels in 2007, increasing to 7.5 billion gallons by 2012.  The Renewable Fuels Association estimates that domestic ethanol production as of December 2007 was approximately 7.42 billion gallons.  This rapid increase in production has placed downward pressure on the price of ethanol as demand has struggled to keep pace with the increase in supply.   The new 2007 Act expands the existing RFS to require the use of 9 billion gallons of renewable fuel in 2008 increasing to 36 billion gallons of renewable fuel by 2022.  With the exception of the 2008 RFS of 9 billion gallons, the 2007 Act will take effect on January 1, 2009.

Only a portion of the renewable fuel used to satisfy the expanded RFA may come from conventional corn-based ethanol.  The 2007 Act requires that 600 million gallons of renewable fuel used in 2009 must come from advanced biofuels, such as ethanol derived from cellulose, sugar, or crop residue and biomass-based diesel, increasing to 21 billion gallons in 2022.  The 2007 Act further includes a requirement that 500 million gallons of biodiesel and biomass-based diesel fuel be blended into the national diesel pool in 2009, gradually increasing to 1 billion gallons by 2012.  While the provisions in the 2007 Act are intended to stimulate an increase in the usage and price of ethanol, there is no guarantee or assurance that this legislation will have the desired impact on the ethanol industry.

The 2007 Act also authorizes several grants for the advancement of the renewable fuels industry.  It authorizes $500 million annually for 2008 to 2015 for the production of advanced biofuels that have at least an 80% reduction in GHG emissions.  In addition, it authorizes $25 million annually in 2008 through 2010 for research and development and commercial application of biofuels production in states with low rates of ethanol and cellulosic ethanol production.  Further, $200 million annually in 2008 through 2014 is authorized for infrastructure grants for the installation of E85 fuel pumps.  Funding is also dedicated for government departments to conduct studies on the feasibility of constructing a dedicated ethanol pipeline, the adequacy of rail transportation of renewable fuel and the impact of the RFS program on various industries such as the livestock and food industry.  As enacted, the 2007 Act’s provisions did not include any new tax incentives for the production or use of renewable fuels; however, remaining tax incentives explained below remain in force.

The 2007 Act also contained extensive fuel efficiency standards, which management believes may contribute to the increased use of renewable fuels.  Automakers will be required to achieve an industry-wide average fuel efficiency of 35 miles per gallon by 2020 for cars, sport utility vehicles and light trucks.

Clean Air Act

Historically, ethanol sales have also been favorably affected by the Clean Air Act amendments of 1990, particularly the Federal Oxygen Program which became effective November 1, 1992.  The Federal Oxygen Program requires the sale of oxygenated motor fuels during the winter months in certain major metropolitan areas to reduce carbon monoxide pollution.  Ethanol use has increased due to a second Clean Air Act program, the Reformulated Gasoline Program.  This program became effective January 1, 1995, and requires the sale of reformulated gasoline in nine major urban areas to reduce pollutants, including those that contribute to ground level ozone, better known as smog.  The two major oxygenates added to reformulated gasoline pursuant to these programs are MTBE and ethanol, however MTBE has caused groundwater contamination and was banned from use by many states.  Although the Energy Policy Act of 2005 did not impose a national ban of MTBE, its failure to include liability protection for manufacturers of MTBE has resulted in refiners and blenders using ethanol almost exclusively as an oxygenate rather than MTBE to satisfy the reformulated gasoline oxygenate requirement, according to the Environmental Protection Agency.  While this may create increased demand in the short term, we do not expect this to have a long term impact on the demand for ethanol as the Energy Policy Act repealed the Clean Air Act’s 2% oxygenate requirement for reformulated gasoline.  However, the Energy Policy Act did not repeal the 2.7% oxygenate requirement for carbon monoxide non-attainment areas which are required to use oxygenated fuels in the winter months.  While we expect ethanol to be the oxygenate of choice in these areas, there is no assurance that ethanol will in fact be used.

The voluntary shift away from MTBE to ethanol has put increased focus on America’s ethanol and gasoline supplies.  By removing the oxygenate requirements mandated by the Clean Air Act, the Energy Policy Act of 2005 effectively eliminated RFG requirements; however, federal air quality laws in some areas of the country still require the use of RFG.  As petroleum blenders now phase away from MTBE due to environmental liability concerns, the demand for ethanol as an oxygenate could increase.  However, on April 25, 2006, President Bush announced that he asked EPA Administrator Stephen Johnson to grant temporary reformulated gas waivers to areas that need them to relieve critical fuel supply shortages.  Such waivers may result in temporary decreases in demand for ethanol in some regions, driving down the price of ethanol.

Volumetric Ethanol Excise Tax Credit

The use of ethanol as an alternative fuel source has been aided by federal tax policy.  On October 22, 2004, President Bush signed H.R. 4520, which contained the Volumetric Ethanol Excise Tax Credit (VEETC) and amended the federal excise tax structure effective as of January 1, 2005.  Prior to VEETC, ethanol-blended fuel was taxed at a lower rate than regular gasoline ($0.132 on a 10% blend).  Under VEETC, the ethanol excise tax exemption has been eliminated, thereby allowing the full federal excise tax of $0.184 per gallon of gasoline to be collected on all gasoline and allocated to the highway trust fund.  This is expected to add approximately $1.4 billion to the highway trust fund revenue annually.  In place of the exemption, the bill creates a new volumetric ethanol excise tax credit of $0.51 per gallon of ethanol blended with gasoline.  Refiners and gasoline blenders apply for this credit on the same tax form as before only it is a credit from general revenue, not the highway trust fund.  Based on volume, the VEETC is expected to allow much greater refinery flexibility in blending ethanol since it makes the tax credit available on all ethanol blended with all gasoline, diesel and ethyl tertiary butyl ether (ETBE), including ethanol in E85.  The VEETC is scheduled to expire on December 31, 2010.  Legislation has been introduced in Congress that may remove the sunset provisions of the VEETC, thereby making it a permanent tax credit.  We cannot assure you that this legislation will be adopted.

Small Ethanol Producer Tax Credit

The Energy Policy Act of 2005 expanded who qualifies for the small ethanol producer tax credit.  Historically, small ethanol producers were allowed a 10-cent per gallon production income tax credit on up to 15 million gallons of production annually.  The size of the plant eligible for the tax credit was limited to 30 million gallons.  Under the Energy Policy Act of 2005, the size limitation on the production capacity for small ethanol producers increased from 30 million to 60 million gallons.  The credit can be taken on the first 15 million gallons of production.  The tax credit is capped at $1.5 million per year per producer.  The small producer tax credit is scheduled to expire on December 31, 2010. We expect that due to our expected capacity of 50 million gallons per year, we could qualify for this tax credit.  However, we may not take advantage if it expires before we are operating.   Legislation has been introduced in Congress that may extend this tax credit, but we cannot assure you that this legislation will be adopted.

In addition, the Energy Policy Act of 2005 created a tax credit that permits taxpayers to claim a 30% credit (up to $30,000) for the cost of installing clean-fuel vehicle refueling equipment, such as an E85 fuel pump, to be used in a trade or business of the taxpayer or installed at the principal residence of the taxpayer. Under the provision, clean fuels are any fuel of at least 85% of the volume of which consists of ethanol, natural gas, compressed natural gas, liquefied natural gas, liquefied petroleum gas, and hydrogen and any mixture of diesel fuel and biodiesel containing at least 20% biodiesel.  The provision is effective for equipment placed in service on, or after, January 9, 2007 and before January 1, 2010. While it is unclear how this credit will affect the demand for ethanol in the short term, we expect it will help raise consumer awareness of alternative sources of fuel and could positively impact future demand for ethanol.

Effect of Governmental Regulation

The ethanol industry and our business depend upon continuation of the federal ethanol supports discussed above.  These incentives have supported a market for ethanol that might disappear without the incentives.  Alternatively, the incentives may be continued at lower levels than at which they currently exist.  The elimination or reduction of such federal ethanol supports would make it more costly for us to sell our ethanol once we are operational and would likely reduce our net income and negatively impact our future financial performance.

The government’s regulation of the environment changes constantly.  We are subject to extensive air, water and other environmental regulations and we are required to obtain a number of environmental permits to construct and operate the plant.  It is possible that more stringent federal or state environmental rules or regulations could be adopted, which could increase our operating costs and expenses.  It also is possible that federal or state environmental rules or regulations could be adopted that could have an adverse effect on the use of ethanol.  For example, changes in the environmental regulations regarding the required oxygen content of automobile emissions could have an adverse effect on the ethanol industry.  Furthermore, plant operations likely will be governed by the Occupational Safety and Health Administration (“OSHA”).  OSHA regulations may change such that the costs of the operation of the plant may increase.  Any of these regulatory factors may result in higher costs or other materially adverse conditions effecting our operations, cash flows and financial performance.

Competition

We will be in direct competition with numerous other ethanol producers, many of whom have greater resources than we do. We also expect that additional ethanol producers will enter the market if the demand for ethanol continues to increase.  Ethanol is a commodity product, like corn, which means our ethanol plant competes with other ethanol producers on the basis of price and, to a lesser extent, delivery service.  We expect to compete favorably with other ethanol producers due to our proximity to ethanol markets and multiple modes of transportation.  In addition, we believe our plant’s location offers an advantage over other ethanol producers in that it has ready access by rail to growing ethanol markets, which may reduce our cost of sales.

Ethanol production continues to rapidly grow as additional plants and plant expansions become operational. According to the Renewable Fuels Association, as of December 18, 2007, 135 ethanol plants were producing ethanol with a combined annual production capacity of 7.42 billion gallons per year and current expansions and plants under construction constituted an additional future production capacity of 6.06 billion gallons per year.  POET and ADM control a significant portion of the ethanol market, producing an aggregate of over 2 billion gallons of ethanol annually.  POET plans to produce an additional 375 million gallons of ethanol per year and ADM plans to produce an additional 550 million gallons of ethanol per year through plant expansions, which will strengthen their positions in the ethanol industry and cause a significant increase in domestic ethanol supply. In addition, in late November 2007, VeraSun Energy Corporation and US Bio Energy Corp. announced that they entered into a merger agreement which is expected to close during the first quarter of 2008.  The new entity will retain the VeraSun name and, by the end of 2008, is expected to own 16 ethanol facilities with a total production capacity of more than 1.6 billion gallons per year, which would make it one of the largest ethanol producers in the country.

Excess capacity in the ethanol industry may have an adverse effect on our results of operations, cash flows and financial condition.  In a manufacturing industry with excess capacity, producers have an incentive to manufacture additional products for so long as the price exceeds the marginal cost of production (i.e., the cost of producing only the next unit, without regard to interest, overhead or fixed costs).  This incentive can result in the reduction of the market price of ethanol to a level that is inadequate to generate sufficient cash flow to cover costs.  If the demand for ethanol does not grow at the same pace as increases in supply, we expect the price for ethanol to continue to decline.  Declining ethanol prices will result in lower revenues and may reduce or eliminate profits causing the value of your investment to be reduced.

According to the Renewable Fuels Association, as of December 18, 2007 Minnesota had 16 operational ethanol plants with the capacity to produce approximately 613 million gallons of ethanol per year.  In addition, there are another five plants under construction and one plant under going an expansion which are expected to produce an additional 458 million gallons of ethanol per year.  According to the Minnesota Pollution Control Agency there are at least 11 more facilities proposed or in the early planning stages.

                We also expect that there are more entities that have been recently formed or in the process of formation that will begin construction on plants in Minnesota and surrounding states and become operational in the future.  However, there is often little information available to the public regarding ethanol projects that are in the earlier stages of planning and development; therefore it is difficult to estimate the total number of potential ethanol projects within our region.

The following table identifies most of the ethanol producers in the United States along with their production capacities.

U.S. FUEL ETHANOL BIOREFINERIES AND PRODUCTION CAPACITY

million gallons per year (mmgy)

Company	Location	Feedstock	Current Capacity (mgy)	Under Construction/ Expansions (mgy)
Abengoa Bioenergy Corp.	York, NE Colwich, KS Portales, NM Ravenna, NE	Corn/milo	55 25 30 88
Aberdeen Energy*	Mina, SD	Corn		100
Absolute Energy, LLC*	St. Ansgar, IA	Corn		100
ACE Ethanol, LLC	Stanley, WI	Corn	41
Adkins Energy, LLC*	Lena, IL	Corn	40
Advanced Bioenergy	Fairmont, NE	Corn	100
AGP*	Hastings, NE	Corn	52
Agri-Energy, LLC* Al-Corn Clean Fuel*	Luverne, MN Claremont, MN	Corn Corn	21 35	15
Amaizing Energy, LLC*	Denison, IA Atlantic, IA	Corn Corn	48	110
Archer Daniels Midland	Decatur, IL Cedar Rapids, IA Clinton, IA Columbus, NE Marshall, MN Peoria, IL Wallhalla, ND	Corn Corn Corn Corn Corn Corn Corn/barley	1,070	550
Arkalon Energy, LLC	Liberal, KS	Corn		110
Aventine Renewable Energy, LLC	Pekin, IL Aurora, NE Mt. Vernon, IN	Corn Corn Corn	207	226
Badger State Ethanol, LLC*	Monroe, WI	Corn	48
Big River Resources, LLC*	West Burlington, IA	Corn	52
BioFuel Energy - Pioneer Trail	Wood River, NE	Corn		115

Energy, LLC
BioFuel Energy - Buffal Lake Energy, LLC	Fairmont, MN	Corn		115
Blue Flint Ethanol	Underwood, ND	Corn	50
Bonanza Energy, LLC	Garden City, KS	Corn/milo	55
Bushmills Ethanol, Inc.*	Atwater, MN	Corn	40
Cardinal Ethanol	Harrisville, IN	Corn		100
Cargill, Inc.	Blair, NE Eddyville, IA	Corn Corn	85 35
Cascade Grain Castle Rock Renewable Fuels, LLC	Clatskanie, OR Necedah, WI	Corn Corn		108 50

Celunol	Jennings, LA	Sugar cane bagasse		1.5
Center Ethanol Company	Sauget, IL	Corn		54
Central Indiana Ethanol, LLC	Marion, IN	Corn	40
Central Illinois Energy, LLC	Canton, IL	Corn		37
Central MN Ethanol Coop* Chief Ethanol	Little Falls, MN Hastings, NE	Corn Corn	21.5 62
Chippewa Valley Ethanol Co.*	Benson, MN	Corn	45
Cilion Ethanol	Keyes, CA	Corn	50
Commonwealth Agri-Energy, LLC*	Hopkinsville, KY	Corn	33
Corn, LP*	Goldfield, IA	Corn	50
Cornhusker Energy Lexington, LLC	Lexington, NE	Corn	40
Corn Plus, LLP*	Winnebago, MN	Corn	44
Coshoctan Ethanol, OH	Coshoctan, OH	Corn		60
Dakota Ethanol, LLC*	Wentworth, SD	Corn	50
DENCO, LLC	Morris, MN	Corn	21.5
E Energy Adams, LLC E Caruso (Goodland Energy Center)	Adams, NE Goodland, KS	Corn Corn	50	20
East Kansas Agri-Energy, LLC*	Garnett, KS	Corn	35
Elkhorn Valley Ethanol, LLC	Norfolk, NE	Corn	40
ESE Alcohol Inc.	Leoti, KS	Seed corn	1.5
Ethanol Grain Processors, LLC	Obion, TN	Corn		100
First United Ethanol, LLC (FUEL)	Mitchell Co., GA	Corn		100
Front Range Energy, LLC	Windsor, CO	Corn	40
Gateway Ethanol	Pratt, KS	Corn	55
Glacial Lakes Energy, LLC*	Watertown, SD	Corn	100
Global Ethanol/Midwest Grain Processors	Lakota, IA Riga, MI	Corn Corn	95 57
Golden Cheese Company of California*	Corona, CA	Cheese whey	5
Golden Grain Energy, LLC*	Mason City, IA	Corn	110	50
Golden Triangle Energy, LLC*	Craig, MO	Corn	20
Grand River Distribution	Cambria, WI	Corn		40
Grain Processing Corp.	Muscatine, IA	Corn	20
Granite Falls Energy, LLC*	Granite Falls, MN	Corn	52

Greater Ohio Ethanol, LLC	Lima, OH	Corn		54
Green Plains Renewable Energy	Shenandoah, IA Superior, IA	Corn Corn	50	50
Hawkeye Renewables, LLC	Iowa Falls, IA Fairbank, IA Menlo, IA Shell Rock, IA	Corn Corn Corn Corn	105 115	100 110
Heartland Corn Products*	Winthrop, MN	Corn	100
Heartland Grain Fuels, LP*	Aberdeen, SD Huron, SD	Corn Corn	9 12	18
Heron Lake BioEnergy, LLC	Heron Lake, MN	Corn		50
Holt County Ethanol	O’Neill, NE	Corn		100
Husker Ag, LLC*	Plainview, NE	Corn	26.5
Idaho Ethanol Processing	Caldwell, ID	Potato Waste	4
Illinois River Energy, LLC	Rochelle, IL	Corn	50
Indiana Bio-Energy	Bluffton, IN	Corn		101
Iroquois Bio-Energy Company, LLC	Rensselaer, IN	Corn	40
KAAPA Ethanol, LLC*	Minden, NE	Corn	40
Kansas Ethanol, LLC	Lyons, KS	Corn		55
Land O’ Lakes*	Melrose, MN	Cheese whey	2.6
Levelland/Hockley County Ethanol, LLC	Levelland, TX	Corn		40
Lifeline Foods, LLC	St. Joseph, MO	Corn	40
Lincolnland Agri-Energy, LLC*	Palestine, IL	Corn	48
Lincolnway Energy, LLC*	Nevada, IA	Corn	50
Little Sioux Corn Processors, LP*	Marcus, IA	Corn	52
Marquis Energy, LLC	Hennepin, IL	Corn		100
Marysville Ethanol, LLC	Marysville, MI	Corn		50
Merrick & Company	Golden, CO	Waste beer	3
MGP Ingredients, Inc.	Pekin, IL Atchison, KS	Corn/wheat starch	78
Mid America Agri Products/Wheatland	Madrid, NE	Corn		44
Mid-Missouri Energy, Inc.*	Malta Bend, MO	Corn	45
Midwest Renewable Energy, LLC	Sutherland, NE	Corn	25
Minnesota Energy*	Buffalo Lake, MN	Corn	18
NEDAK Ethanol	Atkinson, NE	Corn		44
New Energy Corp.	South Bend, IN	Corn	102
North Country Ethanol, LLC*	Rosholt, SD	Corn	20
Northeast Biofuels	Volney, NY	Corn		114
Northwest Renewable, LLC	Longview, WA	Corn		55
Otter Tail Ag Enterprises	Fergus Falls, MN	Corn		57.5
Pacific Ethanol	Madera, CA Boardman, OR Burley, ID	Corn Corn Corn	35 35	50

	Stockton, CA Imperial, CA	Corn Corn		50 50
Panda Ethanol	Hereford, TX	Corn/milo		115
Parallel Products	Louisville, KY R. Cucamonga, CA	Beverage waste	5.4
Patriot Renewable Fuels, LLC	Annawan, IL	Corn		100
Penford Products	Cedar Rapids, IA	Corn		45
Phoenix Biofuels	Goshen, CA	Corn	25
Pinal Energy, LLC	Maricopa, AZ	Corn	55
Pine Lake Corn Processors, LLC*	Steamboat Rock, IA	Corn	20
Plainview BioEnergy, LLC	Plainview, TX	Corn		100
Platinum Ethanol, LLC*	Arthur, IA	Corn		110
Plymouth Ethanol, LLC*	Merrill, IA	Corn		50
POET	Sioux Falls, SD Alexandria, IN Ashton, IA Big Stone, SD Bingham Lake, MN Caro, MI Chancellor, SD Coon Rapids, IA Corning, IA Emmetsburg, IA Fostoria, OH Glenville, MN Gowrie, IA Groton, SD Hanlontown, IA Hudson, SD Jewell, IA Laddonia, MO Lake Crystal, MN Leipsic, OH Macon, MO Marion, OH Mitchell, SD North Manchester, IN Portland, IN Preston, MN Scotland, SD	Corn Corn Corn Corn Corn Corn Corn Corn Corn Corn Corn Corn Corn Corn Corn Corn Corn Corn Corn Corn Corn Corn Corn Corn Corn Corn	1,110	375 # # # # #
Prairie Horizon Agri-Energy, LLC	Phillipsburg, KS	Corn	40
Quad-County Corn Processors*	Galva, IA	Corn	27

Red Trail Energy, LLC	Richardton, ND	Corn	50
Redfield Energy, LLC*	Redfield, SD	Corn	50
Reeve Agri-Energy	Garden City, KS	Corn/milo	12
Renew Energy	Jefferson Junction, WI	Corn		130
Siouxland Energy & Livestock Coop*	Sioux Center, IA	Corn	25	35
Siouxland Ethanol, LLC	Jackson, NE	Corn	50
Southwest Iowa Renewable Energy, LLC*	Council Bluffs, IA	Corn		110
Sterling Ethanol, LLC	Sterling, CO	Corn	42
Tate & Lyle	Loudon, TN Ft. Dodge, IA	Corn Corn	67	38 105
The Andersons Albion Ethanol LLC	Albion, MI	Corn	55
The Andersons Clymers Ethanol, LLC	Clymers, IN	Corn	110
The Andersons Marathon Ethanol, LLC	Greenville, OH	Corn		110
Tharaldson Ethanol	Casselton, ND	Corn		110
Trenton Agri Products, LLC	Trenton, NE	Corn	40
United Ethanol	Milton, WI	Corn	52
United WI Grain Producers, LLC*	Friesland, WI	Corn	49
US BioEnergy Corp.	Albert City, IA	Corn	310	440
	Woodbury, MI	Corn
	Hankinson, ND	Corn		#
	Central City , NE	Corn		#
	Ord, NE	Corn
	Dyersville, IA	Corn		#
	Janesville, MN	Corn		#
	Marion, SD	Corn
U.S. Energy Partners, LLC (White Energy)	Russell, KS	Milo/wheat starch	48
Utica Energy, LLC	Oshkosh, WI	Corn	48
VeraSun Energy Corporation	Aurora, SD Ft. Dodge, IA Albion, NE Charles City, IA Linden, IN Welcome, MN Hartely, IA Bloomingburg, OH	Corn Corn Corn Corn Corn Corn Corn Corn	560	330 # # #
Western New York Energy, LLC	Shelby, NY	Corn	50
Western Plains Energy, LLC*	Campus, KS	Corn	45
Western Wisconsin Renewable Energy, LLC*	Boyceville, WI	Corn	40
White Energy	Hereford, TX	Corn/Milo		100

Wind Gap Farms	Baconton, GA	Brewery waste	0.4
Renova Energy	Torrington, WY Hayburn, ID	Corn Corn	5	20

Xethanol BioFuels, LLC	Blairstown, IA	Corn	5
Yuma Ethanol	Yuma, CO	Corn	40
Total Current Capacity at 135 ethanol biorefineries			7,415.4
Total Under Construction (65)/Expansions (9)				6,056.9
Total Capacity			13,472.3

* locally-owned

# plant under construction
Updated:  December 18, 2007

Competition from Alternative Fuels

Alternative fuels and ethanol production methods are continually under development by ethanol and oil companies with far greater resources.  The major oil companies have significantly greater resources than we have to develop alternative products and to influence legislation and public perception of ethanol.  New ethanol products or methods of ethanol production developed by larger and better-financed competitors could provide them competitive advantages and harm our business.

        The current trend in ethanol production research is to develop an efficient method of producing ethanol from cellulose-based biomass, such as agricultural waste, forest residue, municipal solid waste, and energy crops.   Large companies, such as Iogen Corporation, Abengoa, Royal Dutch Shell Group, Goldman Sachs Group, Dupont and Archer Daniels Midland have all indicated that they are interested in research and development in this area.  In addition, Xethanol Corporation has stated plans to convert a six million gallon per year plant in Blairstown, Iowa to implement cellulose-based ethanol technologies after 2007.  Furthermore, the Department of Energy and the President have recently announced support for the development of cellulose-based ethanol, including a $160 million Department of Energy program for pilot plants producing cellulose-based ethanol.  On February 28, 2007 the Department of Energy announced six recipients for grants to help the producers with the upfront capital costs associated with the construction of cellulosic ethanol biorefineries.  The grant recipients expect to build plants in Florida, California, Iowa, Idaho, Kansas and Georgia.  In addition, the enactment of the Energy Independence and Security Act of 2007 mandates that over half of the Renewable Fuels Standard be met by renewable fuels, other than corn-derived ethanol, in the year 2022.  The biomass trend is driven by the fact that cellulose-based biomass is generally cheaper than corn, and producing ethanol from cellulose-based biomass would create opportunities to produce ethanol in areas which are unable to grow corn.  Additionally, the enzymes used to produce cellulose-based ethanol have recently become less expensive. Although current technology is not sufficiently efficient to be competitive on a large-scale, a recent report by the United States Department of Energy entitled “Outlook for Biomass Ethanol Production and Demand” indicates that new conversion technologies may be developed in the future. If an efficient method of collecting biomass for ethanol production and producing ethanol from cellulose-based biomass is developed, we may not be able to compete effectively. We do not believe it will be cost-effective to convert the ethanol plant we are proposing into a plant which will use cellulose-based biomass to produce ethanol.  As a result, it is possible we could be unable to produce ethanol as cost-effectively as cellulose-based producers.

                Our ethanol plant will also compete with producers of other gasoline additives having similar octane and oxygenate values as ethanol, such as producers of MTBE, a petrochemical derived from methanol that costs less to produce than ethanol.  Although currently the subject of several state bans, many major oil companies can produce MTBE.  Because it is petroleum-based, MTBE’s use is strongly supported by major oil companies.

        Ethanol supply is also affected by ethanol produced or processed in certain countries in Central America and the Caribbean region.  Ethanol produced in these countries is eligible for tariff reduction or elimination upon importation to the United States under a program known as the Caribbean Basin Initiative (CBI).  Large ethanol producers, such as Cargill, have expressed interest in building dehydration plants in participating Caribbean Basin countries, such as El Salvador, which would convert ethanol into fuel-grade ethanol for shipment to the United States.  Ethanol imported from Caribbean Basin countries may be a less expensive alternative to domestically produced ethanol.  According to the RFA, the U.S. International Trade Commission (USITC) announced the 2007 CBI import quota, which will allow approximately 350 million gallons of duty-free ethanol to enter the U.S., up from 268.1 million gallons in 2006.  The USITC has yet to announce the 2008 CBI import quota.  In the past, legislation has been introduced in the Senate that would limit the transshipment of ethanol through the CBI.  It is possible that similar legislation will be introduced this year, however, there is no assurance or guarantee that such legislation will be introduced or that it will be successfully passed.

Distillers Grains Competition

Ethanol plants in the Midwest produce the majority of distillers grains and primarily compete with other ethanol producers in the production and sales of distillers grains.  According to the Renewable Fuels Association’s Ethanol Industry Outlook 2007, ethanol plants produced nine million metric tons of distillers grains in 2005 and 12 million metric tons in 2006.  The amount of distillers grains produced is expected to increase significantly as the number of ethanol plants increase.

The primary consumers of distillers grains are dairy and beef cattle, according to the Renewable Fuels Association’s Ethanol Industry Outlook 2007.  In recent years, an increasing amount of distillers grains have been used in the swine and poultry markets.  Numerous feeding trials show advantages in milk production, growth, rumen health, and palatability over other dairy cattle feeds.  With the advancement of research into the feeding rations of poultry and swine, we expect these markets to expand and create additional demand for distillers grains; however, no assurance can be given that these markets will in fact expand, or if they do, that we will benefit from it.  The market for distillers grains is generally confined to locations where freight costs allow it to be competitively priced against other feed ingredients.  Distillers grains compete with three other feed formulations:  corn gluten feed, dry brewers grain and mill feeds.  The primary value of these products as animal feed is their protein content. Dry brewers grain and distillers grains have about the same protein content, and corn gluten feed and mill feeds have slightly lower protein contents.

Sources and Availability of Raw Materials

Corn Feedstock Supply

The major raw material required for our ethanol plant to produce ethanol and distillers grain is corn.  To produce 50 million gallons of ethanol per year, our ethanol plant will need approximately 18.5 million bushels of corn per year, as the feedstock for its dry milling process.  We expect to obtain the corn supply for our plant primarily from local markets, but may be required to purchase some of the corn we need from other markets and transport it to our plant via truck or rail.   Traditionally, corn grown in the area of the plant site has been fed locally to livestock or exported for feeding or processing and/or overseas export sales.

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

We will be significantly dependent on the availability and price of corn. The price at which we will purchase corn will depend on prevailing market prices. Over the past year, corn prices reached record highs approaching $5.00 a bushel.  Over the same period, ethanol prices fell to nearly $1.55 a gallon.   There is no assurance that a shortage will not develop, particularly if there are other ethanol plants competing for corn or an extended drought or other production problem.  We anticipate that we will have to pay more for corn than the ten year average price as corn prices continue to rise.  If the higher corn prices continue, our profitability will be reduced.  Because the market price of ethanol is not directly related to grain prices, ethanol producers are generally not able to compensate for increases in the cost of grain feedstock through adjustments in prices charged for their ethanol.  We therefore anticipate that our plant’s profitability will be negatively impacted during periods of high grain prices.

In an attempt to minimize the effects of the volatility of corn costs on operating profits, we will likely take hedging positions in corn futures markets.  Hedging means protecting the price at which we buy corn and the price at which we will sell our products in the future.  It is a way to attempt to reduce the risk caused by price fluctuation.  The effectiveness of hedging activities is dependent upon, among other things, the cost of corn and our ability to sell sufficient amounts of ethanol and distillers grains to utilize all of the corn subject to the futures contracts.  Hedging activities can result in costs to us because price movements in grain contracts are highly volatile and are influenced by many factors beyond our control.  These costs may be significant.

Utilities

Natural Gas.  Natural gas accounts for approximately 10-15 percent of the total production cost of ethanol. The plant will produce process steam from its own boiler system and dry the distillers dried grains co-product via a direct gas-fired dryer. If we operate at our project production volume of 50 million gallons per year, we will require approximately 1,600,000 Million British Thermal Units (“MMBtu”) of natural gas annually.

Our proposed site has access to an existing Northern Natural Gas interstate natural gas pipeline located approximately one half mile from the expected plant location.  The existing interstate pipeline is expected to have enough capacity to service the proposed plant and for future plant expansion.  We anticipate contracting with an independent company to construct the necessary lateral pipeline connecting the proposed plant site to the interstate pipeline. We have also entered into a energy management agreement with U.S. Energy Services, Inc. pursuant to which U.S. Energy will provide us with the necessary natural gas management services. Some of their services may include an economic comparison of distribution service options, negotiation and minimization of interconnect costs, submission of the necessary pipeline “tap” request, supplying the plant with and/or negotiating the procurement of natural gas, development and implementation of a price risk management plan targeted at mitigating natural gas price volatility and maintaining profitability, providing consolidated monthly invoices that reflect all natural gas costs, and U.S. Energy will be responsible for reviewing and reconciling all invoices. In exchange for these services, we will pay U.S. Energy a monthly retainer fee of $3,050 for an initial contract term of 12 months.  If we decide to utilize U.S. Energy’s hedging service we will have to pay an additional $.01 per MMBTu administrative fee for physical or financial natural gas hedging.  Additional fees may apply for additional services and for time and travel.

Electricity.  Based upon engineering specifications, we anticipate the plant will require approximately 4.5 MW of power per year at peak demand.  On June 28, 2007 we entered into an Agreement for Electric Service with Redwood Electric Cooperative, Inc. for the sale and delivery of electric power and energy necessary to operate our ethanol plant.  In exchange for its services, we agreed to pay Redwood Electric Cooperative, Inc. an annual facilities charge of approximately $12,000 plus the Cooperative’s standard electrical rates. In addition, we agreed that in the event our plant does not become operational or does not continue to be operational for the entire term of the contract, we will reimburse the Cooperative for its expenses related to the installation of the facilities necessary to supply our electrical needs.  Pursuant to the agreement the contract rate will be guaranteed for up to five years. Upon execution of the agreement, we became a member of the Cooperative and are bound by its articles of incorporation and bylaws. This agreement will remain in effect for ten years following the initial billing period.  In the event we wish to continue receiving electrical service from the Cooperative beyond the ten year period, we will need to enter into a new agreement with the Cooperative at least one year prior to the expiration of the initial ten year period.  If the agreement is terminated by either party for any reason prior to the expiration of the initial ten year period, we will be required to pay for the entire amount of the facility charge for the remainder of the initial ten year period.

Water.  We will require a significant supply of water. We anticipate obtaining water from new or existing high capacity wells.  Permits are required for all water usage. Engineering specifications show our plant water requirements to be approximately 384 gallons per minute. That is approximately 553,000 gallons per day. We are in the process of applying for the necessary permits, however, there is no assurance that we will be able to obtain the requisite permits to use the water we need to operate the plant. In the event we are unable to locate a sufficient supply of water at the proposed Lamberton, Minnesota site, we would have to either locate an alternative plant location or abandon the project.

Much of the water used in an ethanol plant is recycled back into the process. There are, however, certain areas of production where fresh water is needed. Those areas include boiler makeup water and cooling tower water. Boiler makeup water is treated on-site to minimize all elements that will harm the boiler and recycled water cannot be used for this process. Cooling tower water is deemed non-contact water because it does not come in contact with the mash, and, therefore, can be regenerated back into the cooling tower process. The makeup water requirements for the cooling tower are primarily a result of evaporation. Depending on the type of technology utilized in the plant design, we anticipate that much of the water can be recycled back into the process, which will minimize the discharge water. This will have the long-term effect of lowering wastewater treatment costs. Many new plants today are zero or near zero effluent discharge facilities. We anticipate our plant design will incorporate the ICM/Phoenix Bio-Methanator wastewater treatment process resulting in a zero discharge of plant process water.

Research and Development

We do not conduct any research and development activities associated with the development of new technologies for use in producing ethanol and distillers grains.

Dependence on One or a Few Major Customers

As discussed above, we have entered into a marketing agreement with RPMG for the purpose of marketing and distributing our ethanol and have engaged CHS, Inc. for the purpose of marketing and distributing our distillers grains.  We expect to rely on RPMG for the sale and distribution of our ethanol and CHS, Inc. for the sale and distribution of our distillers grains.  Therefore, although there are other marketers in the industry, we expect to be highly dependent on RPMG and CHS, Inc. for the successful marketing of our products.  Any loss of RPMG or CHS, Inc. as our marketing agent for our ethanol and distillers grains, respectively, could have a significant negative impact on our revenues.

Costs and Effects of Compliance with Environmental Laws

We are subject to extensive air, water and other environmental regulations.  We have received our Air Emissions Permit, a Stormwater Permit, and an Above Ground Storage Tank Permit.  We expect to receive our Environmental Asessment Worksheet within the next fiscal quarter.  In addition, we have submitted our application for our Permit for Discharge of Stormwater During Construction Activities. The remaining permits will be required shortly before or shortly after we begin to operate the plant.   We have entered into a service agreement with Earth Tech Consulting, Inc. pursuant to which Earth Tech Consulting, Inc. is providing assistance in securing state approval (environmental permits) to start construction of the plant.  The costs of Earth Tech Consulting, Inc.’s services are based on a time and material basis.  Additional costs may be imposed if Earth Tech Consulting, Inc. is required to address significant public comment and/or assist in lengthy agency negotiations regarding specific permit terms and conditions.   Fagen, Inc. and Earth Tech Consulting, Inc. are coordinating and assisting us with obtaining certain environmental permits, and advising us on general environmental compliance.  In addition, we may retain other consultants with specific expertise for the permit being pursued to ensure all permits are acquired in a cost efficient and timely manner.

We anticipate incurring costs and expenses of approximately $43,460 in the next 12 months in complying with environmental laws.  Even if we are successful in obtaining all of the permits currently required, any retroactive change in environmental regulations, either at the federal or state level, could require us to obtain additional or new permits or spend considerable resources on complying with such regulations.

We are subject to oversight activities by the EPA.  There is always a risk that the EPA would enforce certain rules and regulations differently than Minnesota’s environmental administrators.  Minnesota and EPA rules are also subject to change, and any such changes could result in greater regulatory burdens on our future plant operations.  We could also be subject to environmental or nuisance claims from adjacent property owners or residents in the area arising from possible foul smells or other air or water discharges from the plant.  Such claims may result in an adverse result in court if we are deemed to engage in a nuisance that substantially impairs the fair use and enjoyment of real estate.

Employees

We currently have three part-time office employees.  Prior to completion of the plant construction and commencement of operations, we intend to hire approximately 32 full-time employees. Approximately six of our employees will be involved primarily in management and administration and the remainder will be involved primarily in plant operations. Our executive officers are Brian D. Kletscher, President; John M. Schueller, Vice President; Jason R. Fink, Treasurer; and Timothy J. Van Der Wal, Secretary.

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

ITEM 1A.               RISK FACTORS.

You should carefully read and consider the risks and uncertainties below and the other information contained in this report.  The risks and uncertainties described below are not the only ones we may face.  The following risks, together with additional risks and uncertainties not currently known to us or that we currently deem immaterial could impair our financial condition and results of operation.

Risks Related to Highwater Ethanol as a Development-Stage Company

Highwater Ethanol has no operating history, which could result in errors in management and operations causing a reduction in the value of your investment.  We were recently formed and have no history of operations. We may not manage start-up effectively or properly staff operations, and any failure to manage our start-up effectively could delay the commencement of plant operations. A delay in start-up operations is likely to further delay our ability to generate revenue and satisfy our debt obligations. We anticipate a period of significant growth, involving the construction and start-up of operations of the plant. This period of growth and the start-up of the plant are likely to be a substantial challenge to us. If we fail to manage start-up effectively, we may be able to operate our plant profitably or at all.

We have little to no experience in the ethanol industry and our governors do not dedicate their efforts to our project on a full time basis, which may affect our ability to build and operate the ethanol plant.  We are presently, and are likely for some time to continue to be, dependent upon our initial governors. Most of these individuals are experienced in business generally but have very little or no experience in organizing and building an ethanol plant, and governing and operating a public company. Our governors also have little to no expertise in the ethanol industry. In addition, certain governors on our board are presently engaged in business and other activities which impose substantial demand on the time and attention of such governors. Our governors do not dedicate their efforts to our project on a full time basis which may affect our ability to build and develop our ethanol plant. Our member control agreement provides that the initial board of governors will serve until the first annual or special meeting of the members following commencement of substantial operations of the ethanol plant. If our project suffers delays due to financing or construction, our initial board of governors could serve for an extended period of time. In that event, our only recourse to replace these governors would be through an amendment to our operating agreement which could be difficult to accomplish.

We will depend on Fagen, Inc. for expertise in beginning operations in the ethanol industry and any loss of this relationship could cause us delay and added expense, placing us at a competitive disadvantage.  We are dependent on our relationship with Fagen, Inc. and its employees. Any loss of this relationship with Fagen, Inc., particularly during the construction and start-up period of the plant may prevent us from commencing operations and result in the failure of our business. The time and expense of locating new consultants and contractors would result in unforeseen expenses and delays which may reduce our ability to generate revenue and operate profitability and significantly damage our competitive position in the ethanol industry.

If we fail to finalize critical agreements, or the final agreements are unfavorable compared to what we currently anticipate, our project may fail or be harmed in ways that significantly reduce the value of your investment.  You should be aware that this report makes reference to documents or agreements that are not yet final or executed, and plans that have not been implemented. In some instances such documents or agreements are not even in draft form. The definitive versions of those agreements, documents, plans or proposals may contain terms or conditions that vary significantly from the terms and conditions described. These tentative agreements, documents, plans or proposals may not materialize or, if they do materialize, may not prove to be profitable.

Our business is not diversified.  We expect our business to solely consist of ethanol and distillers grains production and sales. We do not have any other lines of business or other sources of revenue if we are unable to complete the construction and operation of the plant or if we are unable to operate our plant and generate ethanol and distillers grains. If we are unable to generate revenues by the production and sales of ethanol and distillers grains our business may fail since we do not expect to have any other lines of business or alternative revenue sources.

We have a history of losses and may not ever operate profitably.  We have incurred and may continue to incur significant losses until we successfully complete construction and commence operations of the plant. Through October 31, 2007, we generated losses and have a deficit in working capital.  We also purchased two parcels of land in March 2007.  We obtained an $800,000 loan from a bank to finance the land purchase for our site.    The note is secured by a mortgage on our two parcels of property, a personal guarantee from Ron Fagen, the principal owner of our design-build contractor, and by a limited personal guarantee from Warren Pankonin, a member of our board of governors and a seed capital investor in our project. The note carries annual interest at 7.50% and is payable in full on March 13, 2008.  In addition, we have received a $300,000 loan from Fagen, Inc., our design-builder.  The note carries interest at 7.50% and is payable in full at the earlier of financial close or January 2, 2008.  We have received a verbal extension of the loan repayment from Fagen, Inc.  However, there is no guarantee that we will be able to repay this loan in a timely manner or at all.  Although we have received interim financing, our ability to continue is dependent on the success of generating cash from our equity drive and through obtaining our debt financing so that we may ultimately proceed with the construction of the plant.   There is no assurance that we will be successful in our efforts to build and operate an ethanol plant. Even if we successfully begin operations at the ethanol plant, there is no assurance that we will be able to operate profitably.

We have three part-time office employees, but we may not be able to hire employees capable of effectively operating the ethanol plant, which may hinder our ability to operate profitably.  Because we are a development-stage company, we have only three part-time employees. If we are not able to hire additional employees who can effectively operate the plant, our ability to generate revenue will be significantly reduced or prevented altogether.

Risks Related to Construction of the Ethanol Plant

We depend on Fagen, Inc. and ICM, Inc. to design and build our ethanol plant and their failure to perform could force us to abandon business, hinder our ability to operate profitably or decrease the value of your investment.  We are highly dependent upon Fagen, Inc. and ICM, Inc. to design and build the plant.  We have entered into a design-build agreement with Fagen, Inc. for the design and construction of our plant, under which Fagen, Inc. has engaged ICM, Inc. to provide design and engineering services. We have also entered into a phase I and phase II engineering services agreement with Fagen Engineering, LLC for certain engineering and design work. Fagen Engineering, LLC and Fagen, Inc. are both owned by Ron Fagen. Fagen Engineering, LLC provides engineering services for projects constructed by Fagen, Inc.

We have not yet commenced construction of our plant.  Our design-build agreement with Fagan, Inc., as amended, states that the design-builder must receive a valid notice to proceed from us by November 15, 2007 or the design-build agreement may be terminated.  That date has been extended pursuant to an oral agreement with Fagen, Inc. We are in the process of obtaining a written extension of the agreement.  If Fagen, Inc. terminates its relationship with us, we may not be able to obtain a replacement general contractor. Any such event may force us to abandon our business. Fagen, Inc. and ICM, Inc. and their affiliates, may have a conflict of interest with us because Fagen, Inc., ICM, Inc. and their employees or agents are involved as owners, creditors and in other capacities with other ethanol plants in the United States. We cannot require Fagen, Inc. or ICM, Inc. to devote their full time and attention to our activities. As a result, Fagen, Inc. and ICM, Inc. may have, or come to have, a conflict of interest in allocating personnel, materials and other resources to our plant.

We may need to increase cost estimates for construction of the ethanol plant, and such increase could result in devaluation of our units if ethanol plant construction requires additional capital.  We anticipate that Fagen, Inc. will construct the plant for a contract price, based on the plans and specifications in the design-build agreement. We have based our capital needs on a design for the plant that will cost approximately $78,526,000 which does not include any change orders, or increases in the cost of materials, with additional start-up and development costs of approximately $31,474,000 for a total project completion cost of approximately $110,000,000. The final cost of the plant may be higher.  Our design-build agreement with Fagen, Inc. provides for an upward adjustment of the construction price in an amount equal to the percentage increase in the CCI for the month in which we give notice to proceed to Fagen, Inc., over the CCI published for January 2006.  We have budgeted $3,279,250 for our construction contingency to help offset higher construction costs; however, based on the CCI for January 2008, this is not sufficient to offset increased costs. We intend to seek additional debt financing to offset any increase in the total project cost.  We may also seek additional equity investments in our offering if necessary.  In no event will we exceed the maximum offering amount of $60,000,000.  There may be additional design changes or cost overruns associated with the construction of the plant. The cost of our plant could be significantly higher than the construction price in the design-build agreement.

Additionally, shortages of steel or other building materials could affect the final cost of the plant. In addition, as production of ethanol increases, it is likely that the price of the materials utilized in plant construction will continue to rise, resulting in high building costs.  Advances and changes in technology may require changes to our current plans in order to remain competitive. Any significant increase in the estimated construction cost of the plant could delay our ability to generate revenues because our revenue stream may not be able to adequately support the increased cost and expense attributable to increased construction costs.

Construction delays could result in delays in our ability to generate profits if our production and sale of ethanol and its co-products are similarly delayed.  We currently expect our plant to be operating in spring of 2009; however, construction projects often involve delays in obtaining permits, construction delays due to weather conditions, or other events that delay the construction schedule. In addition, changes in interest rates or the credit environment, our ability to obtain our debt financing or changes in political administrations at the federal, state or local level that result in policy change towards ethanol or this project, could cause construction and operation delays. If it takes longer to construct the plant than we anticipate, it will delay our ability to generate revenue and make it difficult for us to meet our debt service obligations.

Fagen, Inc. and ICM, Inc. may have current or future commitments to design and build other ethanol manufacturing facilities ahead of our plant and those commitments could delay construction of our plant and our ability to generate revenues.  We do not know how many ethanol plants Fagen, Inc. and ICM, Inc. have currently contracted to design and build. It is possible that Fagen, Inc. and ICM, Inc. have outstanding commitments to other facilities that may cause the construction of our plant to be delayed. It is also possible that Fagen, Inc. and ICM, Inc. will continue to contract with new facilities for plant construction and with operating facilities for expansion construction. These current and future building commitments may reduce the resources of Fagen, Inc. and ICM, Inc. to such an extent that construction of our plant is significantly delayed. If this occurs, our ability to generate revenue will also be delayed.

Defects in plant construction could result in delays in our ability to generate revenues if our plant does not produce ethanol and its co-products as anticipated.  Defects in materials and/or workmanship in the plant may occur. Under the terms of the design-build agreement with Fagen, Inc., Fagen, Inc. will warrant that the material and equipment furnished to build the plant will be new, of good quality, and free from material defects in material or workmanship at the time of delivery. Though the design-build agreement requires Fagen, Inc. to correct all defects in material or workmanship for a period of one year after substantial completion of the plant, material defects in material or workmanship may still occur. Such defects could delay the commencement of operations of the plant, or, if such defects are discovered after operations have commenced, could cause us to halt or discontinue the plant’s operation. Halting or discontinuing plant operations could delay our ability to generate revenues.

The plant site may have unknown environmental problems that could be expensive and time consuming to correct, which may delay or halt plant construction and delay our ability to generate revenue.  Our plant site is located in Redwood County, Minnesota, near the City of Lamberton, Minnesota. We may encounter hazardous environmental conditions that may delay the construction of the plant. We do not anticipate Fagen, Inc. will be responsible for any hazardous environmental conditions encountered at the plant site. Upon encountering a hazardous environmental condition, Fagen, Inc. may suspend work in the affected area. If we receive notice of a hazardous environmental condition, we may be required to correct the condition prior to continuing construction. The presence of a hazardous environmental condition will likely delay construction of the plant and may require significant expenditure of our resources to correct the condition. In addition, Fagen, Inc. will be entitled to an adjustment in price and time of performance if it has been adversely affected by the hazardous environmental condition. If we encounter any hazardous environmental conditions during construction that require time or money to correct, such event could delay our ability to generate revenues.

The ethanol industry is a feedstock limited industry.  An inadequate supply of corn, our primary feedstock, could cause the price of corn to continue to increase and threaten the viability of our plant. The number of ethanol manufacturing plants either in production or in the planning or construction phases continues to increase at a rapid pace.  This increase in the number of ethanol plants has affected and will continue to affect both the supply and the demand for corn. As a result, corn prices have increased substantially.  As more plants develop and go into production there may not be an adequate supply of feedstock to satisfy the demand of the ethanol industry and the livestock industry, which uses corn in animal rations.  Consequently, the price of corn may rise to the point where it threatens the viability of our project, or significantly decreases our ability to operate profitably.  Over the past year, corn prices reached record highs approaching $5.00 a bushel.  Over the same period, ethanol prices fell to nearly $1.55 a gallon.  This resulted in an inability of some ethanol plants to operate profitably, and caused some plants to decide to delay construction of their projects or scale back production at existing plants.  If corn prices rise and ethanol prices fall, we may face a similar decision and be forced to halt construction, or if we are operational, to reduce or cease production until market conditions improve, or permanently.

Risks Relating to Our Business

We have no operating history and our business may not be as successful as we anticipate.  We have not yet begun plant operations.  Accordingly, we have no operating history from which you can evaluate our business and prospects.  Our operating results could fluctuate significantly in the future as a result of a variety of factors, including those discussed throughout these risk factors.  Many of these factors are outside our control.   As a result of these factors, our operating results may not be indicative of future operating results and you should not rely on them as indications of our future performance.  In addition, our prospects must be considered in light of the risks and uncertainties encountered by an early-stage company and in rapidly growing industries, such as the ethanol industry, where supply and demand may change substantially in a short amount of time.

We expect to be heavily dependent on rail as our primary mode of transporting our product to distribution terminals.  Most ethanol producers ship ethanol by rail to distribution terminals, which then send the ethanol on a barge or truck to blenders.  Increased production of ethanol has created a bottleneck between producers and blenders, and the rail system’s capacity is strained to meet demand.  According to a study by the U.S. Department of Agriculture, almost 75% of new rail car orders are to transport ethanol.  In addition, there is a backlog in rail tank car orders, which could discourage growth in the ethanol industry.  Railroads are also facing pressure from increased corn production, and have found it difficult to meet the demand to transport the grain to storage facilities.  If the nation’s rail system cannot keep pace with the production of ethanol and corn, we may be forced to pay higher prices for rail cars in order to compete with other plants for access to transportation.  The lack of rail infrastructure may prevent us from shipping our ethanol to target markets and may even cause our plant to slow or halt production.  This could lead to a decrease in our profitability and you could lose some or all of your investment.

The expansion of domestic ethanol production in combination with state bans on Methyl Tertiary Butyl Ether (MTBE) and/or state renewable fuels standards may place strains on destination terminal and blender infrastructure such that our ethanol cannot be marketed and shipped to the blending terminals that would otherwise provide us the best cost advantages.  If the volume of ethanol shipments continues to increase with the nation’s increased production capacity and blenders switch from MTBE to ethanol, there may be weaknesses in infrastructure and its capacity to transport ethanol such that our product cannot reach its target markets.  In addition, ethanol destination terminals may not have adequate capacity to handle the supply of ethanol, and will have to quickly adapt by building more tanks to hold increased inventory before shipping ethanol to the blenders.  Many blending terminals may need to make infrastructure changes to blend ethanol instead of MTBE and to blend the quantities of ethanol that are being produced.  Refineries may be unwilling to spend large amounts of capital to expand infrastructure, or may be disinclined to blend ethanol absent a legislative mandate to increase blending.  If the blending terminals do not have sufficient capacity or the necessary infrastructure to make this switch, or are reluctant to make such large capital expenditures to blend ethanol, there may be an oversupply of ethanol on the market, which could depress ethanol prices and negatively impact our financial performance.

Our financial performance will be significantly dependent on corn and natural gas prices and market prices for ethanol and distillers grains.  Our results of operations and financial condition are significantly affected by the cost and supply of corn and natural gas. Changes in the price and supply of corn and natural gas are subject to and determined by market forces over which we have no control.

The availability and price of corn will significantly influence our financial performance. Ethanol production requires substantial amounts of corn. Corn, as with most other crops, is affected by weather, disease and other environmental conditions.  The price of corn is also influenced by general economic, market and government factors.  These factors include weather conditions, farmer planting decisions, domestic and foreign government farm programs and policies, global demand and supply and quality.  Changes in the price of corn can significantly affect our business. Generally, higher corn prices will produce lower profit margins and, therefore, represent unfavorable market conditions.  This is especially true if market conditions do not allow us to pass along increased corn costs to our customers.  The price of corn has fluctuated significantly in the past and may fluctuate significantly in the future.  Recently, corn prices have substantially increased well above historical averages.  If a period of high corn prices were to be sustained for some time, such pricing may reduce our ability to generate revenues because of the higher cost of operating and may make ethanol uneconomical to use in fuel markets.  We cannot offer any assurance that we will be able to offset any increase in the price of corn by increasing the price of our products.  If we cannot offset increases in the price of corn, our financial performance may be materially and adversely affected.

Natural gas has recently been available only at prices exceeding historical averages.  These prices will increase our costs of production.  The prices for and availability of natural gas are subject to volatile market conditions.  These market conditions often are affected by factors beyond our control such as higher prices as a result of colder than average weather conditions, overall economic conditions and foreign and domestic governmental regulations and relations.
Significant disruptions in the supply of natural gas could impair our ability to manufacture ethanol for our customers.  Furthermore, increases in natural gas prices or changes in our natural gas costs relative to natural gas costs paid by competitors may adversely affect our results of operations and financial condition.

We will seek to minimize the risks from fluctuations in the prices of corn and natural gas through the use of hedging instruments.  However, these hedging transactions also involve risks to our business.

Our revenues will be greatly affected by the price at which we can sell our ethanol and distillers grains.  These prices can be volatile as a result of a number of factors.  These factors include the overall supply and demand, the price of gasoline, level of government support, and the availability and price of competing products. For instance, the price of ethanol tends to increase as the price of gasoline increases, and the price of ethanol tends to decrease as the price of gasoline decreases. Any lowering of gasoline prices will likely also lead to lower prices for ethanol, which may decrease our ethanol sales and reduce revenues, causing a reduction in the value of your investment.

Since 2005 the price of ethanol has dropped from about $2.00 per gallon to a low of near $1.55 per gallon. Increased production from new and existing ethanol plants has lead to lower prices for ethanol. The increased production of ethanol could have other adverse effects. For example, the increased production could lead to increased supplies of co-products from the production of ethanol, such as distillers grains. Those increased supplies could outpace demand, which would lead to lower prices for those co-products. For example, the increased production of ethanol has resulted in increased demand for corn. This has resulted in higher prices for corn and corn production, creating lower profits for ethanol producers. In the past year, corn prices have increased drastically, largely due to the demand for ethanol production, and demand may continue to increase with expanded ethanol production.  There can be no assurance as to the price of ethanol or distillers grains in the future. If ethanol and distillers grains prices continue to stay low or decrease even further, it may result in less income which would decrease our revenues and you could lose some or all of your investment as a result.

We expect to sell all of the ethanol we produce to RPMG in accordance with an exclusive ethanol marketing agreement.  We have engaged RPMG as our exclusive marketing agent for all of the ethanol we produce at the plant.  We will rely heavily on its marketing efforts to successfully sell our product.  Because RPMG sells ethanol for itself and a number of other producers, we expect to have limited control over its sales efforts.  Our financial performance may be dependent upon the financial health of RPMG as a significant portion of our accounts receivable are expected to be attributable to RPMG and its customers.  If RPMG fails to competitively market our ethanol or breaches the ethanol marketing agreement, we could experience a material loss and we may not have any readily available means to sell our ethanol.

We expect to engage in hedging transactions which involve risks that can harm our business.  In an attempt to partially offset the effects of volatility of ethanol prices and corn costs, we may enter into contracts to supply a portion of our ethanol production or purchase a portion of our corn requirements on a forward basis and also engage in other hedging transactions involving exchange-traded futures and options contracts for corn from time to time. The price of unleaded gasoline also affects the price we may receive for our ethanol under indexed contracts. If we do not hire a third-party, we may not obtain the same level of service from an in-house employee. The financial statement impact of these activities will be dependent upon, among other things, the prices involved and our ability to sell sufficient products to use all of the corn for which we may have futures contracts. Hedging arrangements also will expose us to the risk of financial loss in situations where the other party to the hedging contract defaults on its contract or, in the case of exchange-traded contracts, where there is a change in the expected differential between the underlying price in the hedging agreement and the actual prices paid or received by us. Hedging activities can themselves result in losses when a position is purchased in a declining market or a position is sold in a rising market. A hedge position is often settled in the same time frame as the physical commodity is either purchased (corn) or sold (ethanol). Hedging losses may be offset by a decreased cash price for corn and an increased cash price for ethanol. We do not assure you that we will not experience hedging losses in the future. We also intend to vary the amount of hedging or other price mitigation strategies we undertake, and we may choose not to engage in hedging transactions at all. As a result, our results of operations and financial position may be adversely affected by increases in the price of corn or decreases in the price of ethanol or unleaded gasoline.

Hedging activities themselves can result in costs because price movements in corn and natural gas contracts are highly volatile and are influenced by many factors that are beyond our control.  There are several variables that could affect the extent to which our derivative instruments are impacted by price fluctuations in the cost of corn or natural gas.  However, it is likely that commodity cash prices will have the greatest impact on the derivatives instruments with delivery dates nearest the current cash price.  We may incur such costs and they may be significant.

Changes and advances in ethanol production technology could require us to incur costs to update our plant or could otherwise hinder our ability to compete in the ethanol industry or operate profitably.  Advances and changes in the technology of ethanol production are expected to occur.  Such advances and changes may make the ethanol production technology we installed in our plant less desirable or obsolete.  These advances could also allow our competitors to produce ethanol at a lower cost than us.  If we are unable to adopt or incorporate technological advances, our ethanol production methods and processes could be less efficient than our competitors, which could cause our plant to become uncompetitive or completely obsolete.  If our competitors develop, obtain or license technology that is superior to ours or that makes our technology obsolete, we may be required to incur significant costs to enhance or acquire new technology so that our ethanol production process remains competitive.  Alternatively, we may be required to seek third-party licenses, which could also result in significant expenditures.  Third-party licenses may not be available or, once obtained, may not continue to be available on commercially reasonable terms, if at all.  These costs could negatively impact our financial performance by increasing our operating costs and reducing our net income.

Risks Related to Ethanol Industry

Competition from the advancement of alternative fuels may lessen the demand for ethanol and negatively impact our profitability, which could reduce the value of your investment.  Alternative fuels, gasoline oxygenates and ethanol production methods are continually under development. Although currently in the experimental stage, future large-scale biobutanol production may increase competition for agricultural feedstocks or provide a competitive advantage to pipeline owners.  Additionally, a number of automotive, industrial and power generation manufacturers are developing alternative clean power systems using fuel cells or clean burning gaseous fuels. Like ethanol, the emerging fuel cell industry offers a technological option to address increasing worldwide energy costs, the long-term availability of petroleum reserves and environmental concerns. Fuel cells have emerged as a potential alternative to certain existing power sources because of their higher efficiency, reduced noise and lower emissions. Fuel cell industry participants are currently targeting the transportation, stationary power and portable power markets in order to decrease fuel costs, lessen dependence on crude oil and reduce harmful emissions. If the fuel cell and hydrogen industries continue to expand and gain broad acceptance, and hydrogen becomes readily available to consumers for motor vehicle use, we may not be able to compete effectively. This additional competition could reduce the demand for ethanol, which would negatively impact our profitability, causing a reduction in the value of your investment.

Corn-based ethanol may compete with cellulose-based ethanol in the future, which could make it more difficult for us to produce ethanol on a cost-effective basis and could reduce the value of your investment.  Most ethanol is currently produced from corn and other raw grains, such as milo or sorghum - especially in the Midwest. The current trend in ethanol production research is to develop an efficient method of producing ethanol from cellulose-based biomass, such as agricultural waste, forest residue, municipal solid waste, and energy crops. This trend is driven by the fact that cellulose-based biomass is generally cheaper than corn, and producing ethanol from cellulose-based biomass would create opportunities to produce ethanol in areas which are unable to grow corn. Although current technology is not sufficiently efficient to be competitive, a recent report by the United States Department of Energy entitled “Outlook for Biomass Ethanol Production and Demand” indicates that new conversion technologies may be developed in the future.  In addition, the enactment of the Energy Independence and Security Act of 2007 mandates that over half of the Renewable Fuels Standard be met by renewable fuels, other than corn-derived ethanol, in the year 2022.  The legislation also provides funding for grants for research and development and production of advanced biofuels such as cellulosic ethanol.

        If an efficient method of producing ethanol from cellulose-based biomass is developed, we may not be able to compete effectively.  At this time, we do not believe it will be cost-effective to convert the ethanol plant we are constructing into a plant which will use cellulose-based biomass to produce ethanol. If we are unable to produce ethanol as cost-effectively as cellulose-based producers, our ability to generate revenue will be negatively impacted.

As domestic ethanol production continues to grow, ethanol supply may exceed demand causing ethanol prices to decline.  The number of ethanol plants being developed and constructed in the United States continues to increase at a rapid pace. The passage of the Energy Policy Act of 2005 included a renewable fuels mandate that we expect will further increase the number of domestic ethanol production facilities. According to the RFA’s Ethanol Industry Outlook 2007, ethanol production reached a record high of 4.9 billion gallons in 2006.  The RFA further states that domestic ethanol production capacity has increased from 1.9 billion gallons per year at December 31, 2001 to an estimated 7.4 billion gallons per year in December 2007.  The RFA estimates that, as of December 2007, approximately 6.0 billion gallons per year of additional production capacity is under construction or expansion at  new and existing facilities.  In addition, POET, LLC (“POET”) is planning to expand its ethanol production capacity by 375 million gallons per year for 1,485 million gallons of total capacity and Archer Daniels Midland (“ADM”) is undergoing expansion to add 550 million gallons of ethanol production for 1,620 million gallons of total capacity upon completion.  In addition, in late November VeraSun Energy Corporation and US BioEnergy Corp. announced that they entered into a merger agreement which is expected to close during the first quarter of 2008.  The new entity will retain the VeraSun name and, by the end of 2008, is expected to own 16 ethanol facilities with a total production capacity of more than 1.6 billion gallons per year.  This clearly indicates their desire to maintain a significant share of the ethanol market.

Excess capacity in the ethanol industry may have an adverse effect on our results of operations, cash flows and financial condition.  As these new plants begin operations, we expect domestic ethanol production to significantly increase.  If the demand for ethanol does not grow at the same pace as increases in supply, the price for ethanol may continue to decline. Declining ethanol prices will result in lower revenues and may reduce or eliminate profits.

                Consumer resistance to the use of ethanol based on the belief that ethanol is expensive, adds to air pollution, harms engines, reduces fuel efficiency, takes more energy to produce than it contributes and leads to increased food prices which may affect the demand for ethanol and could affect our ability to market our product.  Media reports in the popular press indicate that some consumers believe that use of ethanol will have a negative impact on gasoline prices at the pump. Many also believe that ethanol adds to air pollution and harms car and truck engines. It is also widely reported that ethanol products such as E85 significantly reduce fuel economy and cause overall fuel costs to substantially increase.  E85 fuel is a blend of 85% ethanol and 15% gasoline.    Researchers have published studies reporting that the production of ethanol actually uses more fossil energy, such as oil and natural gas, than the amount of ethanol that is produced. In addition, recent high corn prices have added to consumer backlash against ethanol and criticism of the recently enacted Energy Independence and Security Act of 2007, as many consumers blame ethanol for high food prices.  These consumer beliefs could potentially be wide-spread. If consumers choose not to buy ethanol, it would affect the demand for the ethanol we produce which could lower demand for our product and negatively affect our profitability.

                Increased production of ethanol may have widespread environmental and agricultural effects, which may hinder our ability to successfully market our products.  Corn demand and corn prices have risen due to the rapid expansion of the ethanol industry.  According to the USDA Economic Research Service, market adjustments due to ethanol expansion reach well beyond the corn sector, as increased corn production will alter the agricultural mix of crops grown across the U.S.  As a result of increased acreage devoted to corn, ethanol has also indirectly caused increased soybean prices as soybean crops have declined.  Higher corn prices also reduce the profitability of meat production due to corn’s use for livestock feed.  The USDA projects that red meat and poultry production will decline as a result.

According to a 2007 report by the National Academy of Sciences entitled “Water Implications of Biofuels Production in the United States,” the ethanol industry also impacts water resources.  Corn, the main feedstock for ethanol production, requires significant amounts of water.  In many parts of the country, irrigation is required to grow corn, which depletes water resources.  The National Academy of Science believes that crop production for renewable fuels such as ethanol will have a significant regional impact where water resources are already stressed.

Further, of the potential feedstocks for biofuels, corn has the highest applications rates of both fertilizer and pesticides.  Fertilizer and pesticide runoff from irrigation may lead to contamination of the nation’s water supplies.

Ethanol production may also be an indirect cause of soil erosion.  The National Academy of Science believes that one of the most likely causes of increased erosion in the near future may be a result of withdrawal of lands from the USDA’s voluntary Conservation Reserve Program (CRP).  Wildlife and environmental advocates have indicated that if the value of an acre of corn exceeds the value of CRP payments, farmers may desert the CRP.  CRP pays farmers not to cultivate acres of farmland that are at high risk for soil erosion.  Supporters of the CRP state that livestock owners are also contemplating getting out of their CRP contracts in order to grow crops for animal feed, as corn animal feed prices have increased drastically in recent years.  If less acreage is devoted to the CRP, wildlife could suffer and soil erosion could increase.  Soil erosion moves higher amounts of sediments and agricultural pollutants into groundwater supplies, negatively impacting water quality.  We cannot assure you of the overall impact that our plant, our feedstocks, and the ethanol industry as a whole will have on the environment and agricultural practices, but the impact could be negative and could decrease the value of your investment.

                The inability of retailers to obtain pump certifications and availability of flex fuel vehicles for use by consumers could prevent retailers from selling E85, which could decrease the overall demand for ethanol.  The demand for E85 is driven by both the use of flex fuel vehicles by consumers and by the availability of E85 at retail stations.  Distributing E85 to consumers through retail stations depends, in part, on the ability of retailers to obtain quality certifications for E85 pumps.  Recently, a private product-safety testing group suspended its approval of various internal component parts of E85 pumps and its issuance of E85 pump certifications pending its own research on the ability of various component parts to withstand the corrosive properties of ethanol.  As a result, two stations in Ohio recently shut down E85 pumps and it is currently unclear whether more pumps will be shut down due to pending pump certifications.  If additional E85 pumps are shut down the distribution of E85 could be curtailed, which could decrease our ability to generate revenue.

                According to the National Ethanol Vehicle Coalition, there are currently about 6.0 million FFVs capable of operating on E85 in the United States, and 31 models from varying automakers will be available in 2008.  Currently only a few automobile manufacturers are producing flex fuel vehicles.  Recently Daimler-Chrysler, Ford and General Motors pledged to double annual production of vehicles capable of running on renewable fuels to approximately two million cars and trucks by 2010.   However, this was only a pledge by the automakers.  If the automakers do not actually increase production of flex fuel vehicles, the lack of demand for E85 could significantly reduce the amount of ethanol we are able to sell, which could negatively affect our profitability.

                Competition from ethanol imported from Caribbean Basin countries may be a less expensive alternative to our ethanol, which would cause us to lose market share and reduce the value of your investment.  Typically, imported ethanol is subject to a 54 cent per gallon tariff.  However, ethanol produced or processed in certain countries in Central America and the Caribbean region is eligible for tariff reduction or elimination upon importation to the United States under a program known as the Caribbean Basin Initiative. Large ethanol producers, such as Cargill, have expressed interest in building dehydration plants in participating Caribbean Basin countries, such as El Salvador, which would convert ethanol into fuel-grade ethanol for shipment to the United States. Ethanol imported from Caribbean Basin countries may be a less expensive alternative to domestically produced ethanol. Competition from ethanol imported from Caribbean Basin countries may affect our ability to sell our ethanol profitably, which would reduce the value of your investment.

                Competition from ethanol imported from Brazil may be a less expensive alternative to our ethanol, which would cause us to lose market share and reduce the value of your investment.  Brazil is currently the world’s largest producer and exporter of ethanol.  In Brazil, ethanol is produced primarily from sugarcane, which is also used to produce food-grade sugar.  Due in part to the phase-outs of MTBE, Brazil has experienced a dramatic increase in ethanol production and trade in recent years, and the United States is the country’s largest importer.  According to the RFA’s Ethanol Industry Outlook 2007, Brazil produced approximately 4.5 billion gallons of ethanol in 2006.  In addition, according to the RFA, Brazil exported 400 million gallons of ethanol into the United States in 2006.  Ethanol imported from Brazil may be a less expensive alternative to domestically produced ethanol, which is primarily made from corn.  Tariffs presently protecting United States ethanol producers may be reduced or eliminated.  Competition from ethanol imported from Brazil may affect our ability to sell our ethanol profitably.

                Competition from major oil companies may prevent the expansion of ethanol use and blending of gasoline and ethanol, as the oil industry may see ethanol as a threat to its market power.  The ethanol industry is dependent upon oil companies to blend ethanol with gasoline at their refineries.  Blenders receive a tax credit of 51 cents for every gallon of ethanol blended into gasoline.  Despite this tax credit, the oil industry lobbied against legislative mandates for blending ethanol contained in the Energy Independence and Security Act of 2007.  In addition, the oil companies may resist installing E85 pumps at retail fueling stations that they own or lease.  If our competitors in the oil industry refuses to blend the increased capacity of ethanol produced at new and existing plants, it is possible that you may lose some or all of your investment.

Risks Related to Regulation and Governmental Action

                A change in government policies favorable to ethanol may cause demand for ethanol to decline, which could reduce our ability to operate profitably.  Growth and demand for ethanol may be driven primarily by federal and state government policies, such as state laws banning Methyl Tertiary Butyl Ether (MTBE) and the national renewable fuels standard. The continuation of these policies is uncertain, which means that demand for ethanol may decline if these policies change or are discontinued. A decline in the demand for ethanol is likely to cause a reduction in the value of your investment.

                Government incentives for ethanol production, including federal tax incentives, may be eliminated in the future, which could hinder our ability to operate at a profit.

        Renewable Fuels Standard.  The ethanol industry is assisted by various federal ethanol production and tax incentives, including those set forth in the Energy Policy Act of 2005 and the Energy Independence and Security Act of 2007.  The Energy Policy Act created a national renewable fuels standard (RFS) which began at 4 billion gallons in 2006 and was set to increase to 7.5 billion gallons by 2012.  The Energy Independence and Security Act, however, amended the RFS to set the volume at 9 billion gallons in 2008 and will increase to 36 billion gallons in 2022.  The RFS requires that gasoline sold by refiners, importers and blenders must contain an increasing amount of renewable fuel, such as ethanol.  The Energy Independence and Security Act expanded the renewable fuels that can be used to meet the RFS, and the RFS must be met by an increasing amount of “advanced biofuels” and “cellulosic biofuels” each year.  Ethanol derived from corn starch, such as the ethanol we intend to produce, falls under the definition of a “conventional biofuel.”  The RFS for conventional biofuel is 9 billion gallons in 2008 and will increase to 15 billion gallons in 2015.  From 2015 through 2022, the RFS for conventional biofuel will remain at 15 billion gallons.  The nation’s current production capacity, including ethanol plants under construction or expansion, exceeds 13 billion gallons.  To this point, the RFS has helped to support a market for ethanol that might have disappeared without this incentive; however, the RFS, even as amended, may not continue to support the production of corn-based ethanol.  In addition, waiver of RFS minimum levels of renewable fuels included in gasoline could have a material adverse effect on our results of operations.

        In April 2007, the Environmental Protection Agency (EPA) issued final regulations for a comprehensive, long-term RFS program in which became effective in September 2007. The Energy Independence and Security Act directed the EPA to continue to implement the rules of the RFS program until January 1, 2009, at which time the regulations may be revised to ensure that transportation fuel sold or introduced into commerce in the United States contains the required volume of renewable fuels.  The rules contain compliance tools and a credit and trading system which allows renewable fuels to be used where they are most economical, while providing a flexible means for industry to comply with the standard.  Advanced biofuels, cellulosic biofuels and conventional biofuels can be used to meet the requirements of the RFS program.  The RFS must be met by any party that produces gasoline in the contiguous U.S. or exports renewable fuels, including refiners and blenders (collectively the “obligated parties”).  All obligated parties were expected to meet the RFS beginning in 2007.  In order to comply with the RFS, each batch of renewable fuel produced is assigned a unique Renewable Identification Number (RIN).  Obligated parties may then use the trading system to comply with the RFS by purchasing RIN’s which can be traded and transferred to other parties to meet the expected annual requirements.

        Volumetric Ethanol Excise Tax Credit.  On October 22, 2004, President Bush signed into law the American Jobs Creation Act of 2004 (JOBS Bill), which includes the provisions of the Volumetric Ethanol Excise Tax Credit (VEETC).  The VEETC provides a credit of 51 cents per gallon on 10% ethanol blends.  This tax credit is received by gasoline refiners and blenders for blending ethanol into their fuel.  The credit took effect in 2005 and is set to expire in 2010.  Legislation was introduced in the first day of the 2007 Congress which proposes a permanent extension of the VEETC; however, there is no guarantee that this proposed legislation will be adopted.

Small Ethanol Producer Tax Credit.  Another important provision of the Energy Policy Act of 2005 involved an expansion in the definition of who qualifies as a small ethanol producer.  Historically, small ethanol producers were allowed a 10 cents per gallon production income tax credit on up to 15 million gallons of production annually.  The size of the plant eligible for the tax credit was limited to 30 million gallons.  Under the Energy Policy Act of 2005, the size limitation on the production capacity for small ethanol producers increased from 30 million to 60 million gallons.  Based on our anticipated production capacity of 60 million gallons per year, we expect to qualify for this tax credit.  The small ethanol producer tax credit is set to expire December 31, 2010.  As with the VEETC, legislation was introduced in the first 2007 session of Congress which proposes to make the small ethanol producer credit permanent; however, there is no guarantee that this proposed legislation will be adopted.

          The elimination or reduction of tax incentives to the ethanol industry, such as the Volumetric Ethanol Excise Tax Credit (VEETC) available to gasoline refiners and blenders, could also reduce the market demand for ethanol, which could reduce prices and our revenues by making it more costly or difficult for us to produce and sell ethanol. If the federal tax incentives are eliminated or sharply curtailed, we believe that a decreased demand for ethanol will result, which could result in the failure of the business and the potential loss of some or all of your investment.

                Changes in environmental regulations or violations of the regulations could be expensive and reduce our profit.  We will be subject to extensive air, water and other environmental regulations and we will need to obtain a number of environmental permits to construct and operate the plant. If, for any reason, any of these permits are not granted, construction costs for the plant may increase, or the plant may not be constructed at all. Additionally, any changes in environmental laws and regulations, both at the federal and state level, could require us to invest or spend considerable resources in order to comply with future environmental regulations. The expense of compliance could be significant enough to reduce our profit and the value of your investment.

                Carbon dioxide may be regulated in the future by the EPA as an air pollutant requiring us to obtain additional permits and install additional environmental mitigation equipment, which could adversely affect our financial performance.  The Supreme Court recently determined that carbon dioxide is an air pollutant under the Clean Air Act for the purposes of vehicle emissions.  Similar lawsuits have been filed seeking to require the EPA to regulate carbon dioxide emissions from stationary sources such as our ethanol plant under the Clean Air Act. Our plant will produce a significant amount of carbon dioxide that we plan to vent into the atmosphere.  If the EPA regulates carbon dioxide emissions by plants such as ours, we may have to apply for additional permits or we may be required to install carbon dioxide mitigation equipment or take other as yet unknown steps to comply with these potential regulations.  Compliance with any future regulation of carbon dioxide, if it occurs, could be costly and may prevent us from operating the ethanol plant profitably.

ITEM 2.  DESCRIPTION OF PROPERTY.

We are building our plant near Lamberton, Minnesota in Redwood County.  In March 2007, we purchased approximately 125 acres of land related to two adjacent land options that were exercised in December 2006. The total purchase price was approximately $876,000. This property is subject to a mortgage given to secure an $800,000 note from a bank to finance the purchase of the property.  The note carries annual interest at 7.50% and is payable in full on March 13, 2008.

In September 2006, we obtained the right and option to purchase two additional adjacent parcels of land.  The first is to purchase approximately six to twelve acres of land for $7,000 per acre until December 31, 2008.  We paid $1,000 for the option which will apply towards the purchase price if we elect to complete the purchase.  The second is to purchase an undisclosed amount of land for $8,000 per acre until September 30, 2007, which has been extended until December 31, 2008.  We paid $1,000 for the option which will apply towards the purchase price if we elect to complete the purchase.

On September 28, 2006, we entered into a design-build contract with Fagen, Inc. of Granite Falls, Minnesota for the design and construction of the ethanol plant for a total price of $66,026,000, subject to adjustment for change orders and increases in the costs of materials.  As of our fiscal year end on October 31, 2007, construction of the plant has not yet begun.  We began site work for our plant in November 2007.  We expect to provide notice to proceed to our design-builder, Fagen, Inc. in February 2008.  We expect to be operating in the spring of 2009.  We anticipate that our plant will have an approximate production capacity of 50 million gallons per year.

We expect all of our tangible and intangible property, real and personal, will serve as the collateral for our debt financing.

ITEM 3.  LEGAL PROCEEDINGS.

From time to time in the ordinary course of business, Highwater Ethanol, LLC may be named as a defendant in legal proceedings related to various issues, including without limitation, workers’ compensation claims, tort claims, or contractual disputes.  We are not currently involved in any material legal proceedings, directly or indirectly, and we are not aware of any claims pending or threatened against us or any of the directors that could result in the commencement of legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We did not submit any matter to a vote of our unit holders through the solicitation of proxies or otherwise during the fourth fiscal quarter of 2007.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED MEMBER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

                                                There is no public trading market for our units.

                                                As of October 31, 2007 we had approximately 386 unit holders of record.

We have not declared or paid any distributions on our units. Our board of governors has complete discretion over the timing and amount of distributions to our unit holders, however, our member control agreement requires the board of governors to endeavor to make cash distributions at such times and in such amounts as will permit our unit holders to satisfy their income tax liability in a timely fashion.   Our expectations with respect to our ability to make future distributions are discussed in greater detail in “Item 6 — MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.”

Through our private placements, we have raised aggregate proceeds of $1,680,000. We issued a total of 236 units to our seed capital investors at a price of $5,000 per unit. In addition, we issued 150 units to our founders at a price of $3,333.33 per unit. Our seed capital private placement was made directly by us without use of an underwriter or placement agent and without payment of commissions or other remuneration.

Our private placement was made under the registration exemption provided for in Section 4(2) of the Securities Act and Rule 506 of Regulation D. With respect to the exemption, neither we, nor any person acting on our behalf, offered or sold the securities by means of any form of general solicitation or advertising. Prior to making any offer or sale, we had reasonable grounds to believe and believed that each prospective investor was capable of evaluating the merits and risks of the investment and were able to bear the economic risk of the investment. Each purchaser represented in writing that the securities were being acquired for investment for such purchaser’s own account and agreed that the securities would not be sold without registration under the Securities Act or exemption therefrom. Each purchaser agreed that a legend was placed on each certificate evidencing the securities stating the securities have not been registered under the Securities Act and setting forth restrictions on their transferability.

The Securities and Exchange Commission declared our Registration Statement on Form SB-2 (SEC Registration No. 333-137482) effective on April 5, 2007.  We commenced our initial public offering of our units shortly thereafter.  Certain of our officers and governors are offering and selling the units on a best efforts basis without the assistance of an underwriter.  We are not paying these officers or governors any compensation for services related to the offer or sale of the units. We are planning to raise a minimum of $45,000,000 and a maximum of $60,000,000 in the offering and secure the balance needed to construct the plant through federal, state and local grants and debt financing.   As of January 28, 2008, we have received subscription for approximately 4,510 units for an aggregate amount of approximately $45,100,000.  We have not yet accepted any subscriptions or released funds from escrow and therefore have not used any proceeds from the offering.

Our units are subject to transfer restrictions under our operating agreement and by applicable tax and securities laws.  Transfers are subject to approval by our board and must be made in compliance with the conditions set forth in our member control agreement and applicable tax and securities laws.  As a result, investors will not be able to easily liquidate their investment in our company.

ITEM 6.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Forward Looking Statements

This report contains forward-looking statements that involve future events, our future performance and our expected future operations and actions. In some cases you can identify forward-looking statements by the use of words such as “may,” “should,” “anticipate,” “believe,” “expect,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the following factors:

•                  Changes in our business strategy, capital improvements or development plans;

•                  Construction delays and technical difficulties in constructing the plant;

•                  Changes in the environmental regulations that apply to our plant site and operations;

•                  Ability to secure marketing services;

•                  Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries;

•                  Changes in the availability and price of natural gas and corn, and the market and price for ethanol and distillers grains;

•                  Changes in federal and/or state laws (including the elimination of any federal and/or state ethanol tax incentives);

•                  Overcapacity within the ethanol industry;

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

Overview

                Highwater Ethanol, LLC is a development-stage Minnesota limited liability company. It was formed on May 2, 2006 for the purpose of raising capital to develop, construct, own and operate a 50 million gallon per year ethanol plant near Lamberton, Minnesota.  We have not yet engaged in the production of ethanol and distillers grains. Based upon engineering specifications from Fagen, Inc., we expect the ethanol plant, once built, will process approximately 18.5 million bushels of corn per year into 50 million gallons of denatured fuel grade ethanol and 160,000 tons of dried distillers grains with solubles.  Construction of the project is expected to take 16 to 18 months from the date construction commences. We commenced site work in November 2007.  We expect to issue our notice to proceed with construction to Fagen, Inc., our design-builder in February 2008.  We anticipate that our plant will be operational in spring of 2009.

We are financing the development and construction of the ethanol plant with a combination of equity and debt.  Through private placements, we raised aggregate proceeds of $1,680,000 to fund our development, organizational and offering expenses.  In March 2007, we obtained interim financing in the amount of $800,000 from a bank to finance our land purchase for our site.  We executed a promissory note which is secured by a mortgage on our two parcels of property, a personal guarantee from Ron Fagen, the principal owner of our design-build contractor, and by a limited personal guarantee from Warren Pankonin, a member of our board of governors and a seed capital investor in our project.  The note is payable in full on March 13, 2008. We do not expect the funds raised in our private placements or our interim financing to supply us with enough cash to cover our costs until we close on our anticipated debt financing.   We have received a $300,000 loan from Fagen, Inc., our design-builder, to provide us with additional capital to help fund our expenses. The loan was payable in full at the earlier of financial close or January 2, 2008.  We have obtained a verbal extension from Fagen, Inc. for the repayment of the loan.  However, there is not guarantee that we will be able to repay this loan on a timely basis or at all. .

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

As of January 28, 2008, we have received subscriptions for approximately 4,510 units, for an aggregate amount of approximately $45,100,000.  However, we have not yet closed the offering, accepted any of the subscription agreements or released funds from escrow. We will close our offering no later than April 5, 2008. We will require a significant amount of debt financing to complete our project.  We will not release funds from escrow until we have obtained the necessary debt financing. We are engaging in discussions with potential senior lenders, however, no agreement has been executed yet. We expect to enter into definitive agreements for our debt financing within the next fiscal quarter. If we do not secure the necessary debt financing, we will not be able to construct our proposed ethanol plant and may have to abandon our business.

On September 28, 2006, we entered into a design-build contract with Fagen, Inc. for the design and construction of the ethanol plant for a total price of $66,026,000, which does not include the anticipated cost of our water treatment facility, any change orders, or increases in the costs of materials provided by the Construction Cost Index published by Engineering News-Record Magazine (“CCI”) costs escalator provision contained in the design-build agreement. Our design-build agreement with Fagen, Inc. provides for an upward adjustment of the construction price in an amount equal to the percentage increase in the CCI for the month in which we give notice to proceed to Fagen, Inc., over the CCI published for January 2006.  Therefore, the cost of our plant could be significantly higher than the $66,026,000 construction price in the design-build agreement.  We have budgeted $3,279,250 for our construction contingency to help offset higher construction costs; however, based on the CCI for January 2008, this is not sufficient to offset increased costs. We intend to seek additional debt financing to offset any increase in the total project cost.  We may also seek additional equity investments in our offering if necessary.  In no event will we exceed the maximum offering amount of $60,000,000.  In addition, our contract price assumes the use of non-union labor.  If Fagen, Inc. is required to employ union labor, excluding union labor for the grain system and energy center, the contract price will be increased to include any increased costs associated with the use of union labor.  The design-build agreement as amended states that the design-builder must receive a valid notice to proceed from us by November 15, 2007 or the Design-Build Agreement may be terminated.  That date has been extended pursuant to an oral agreement with Fagen, Inc. and we are in the process of getting that extension in writing. However, there is no guarantee that Fagen, Inc. will not terminate our design-build agreement.

We have engaged CHS, Inc. to market our distillers grain and RPMG to market our ethanol.  In addition, we have entered into a grain procurement agreement with Meadowland Farmers Co-op.

                We are still in the development phase, and until the ethanol plant is operational, we will generate no revenue. We anticipate incurring net losses until the ethanol plant is operational. Since we have not yet become operational, we do not yet have comparable income, production or sales data.

Plan of Operations for the Next 12 Months

We expect to spend at least the next 12 months focused on project capitalization, site development, and plant construction.  We do not expect to complete construction and begin operations until 16 to 18 months from the commencement of construction.

Project Capitalization

In the next fiscal quarter our primary focus is expected to be on project capitalization.  We expect to raise adequate equity through our registered offering, collect the offering proceeds from investors and secure our debt financing from a senior lender.

Through October 31, 2007, we generated losses and have a deficit in working capital.  We also purchased two parcels of land in March 2007.  We obtained an $800,000 note from a bank to finance the purchase of our land for our plant site.  The note is secured by a mortgage on our two parcels of property, a personal guarantee from Ron Fagen, the principal owner of our design-build contractor, and by a limited personal guarantee from Warren Pankonin, a member of our board of governors and a seed capital investor in our project.  In addition, we have received a $300,000 loan from Fagen, Inc., our design-builder.  The loan carries interest at 7.50% and is payable in full at the earlier of financial close or January 2, 2008.  We have received a verbal extension of the repayment of this loan from Fagen, Inc.  However, there is no guarantee that we will be able to repay this loan in a timely manner or at all.  Although we have received interim financing, our ability to continue is dependent on the success of generating cash from our equity drive and through obtaining our debt financing so that we may ultimately proceed with the construction of the plant.  If we are unable to obtain our debt financing or close on our registered offering we will be forced to abandon our project altogether.

                We have not yet closed on our registered offering.  Our registered offering is for a minimum of 4,500 units and a maximum of 6,000 units at a purchase price of $10,000 per unit. There is a minimum purchase requirement of one unit to participate in the offering with additional units to be purchased in one unit increments.  The minimum aggregate offering amount is $45,000,000 and the maximum aggregate offering amount is $60,000,000.  As of January 28, 2008, we have received subscriptions for approximately 4,510 units from investors, for an aggregate amount of approximately $45,100,000.   Our subscription procedures require subscribers to send 10% of the amount due at the time they sign the subscription agreement.  At that time, investors are also required to provide a promissory note for the remainder of the amount due.  As such, even if we receive subscriptions for a sufficient number of units, we may not ultimately be able to collect all funds owed to us by investors under the subscription agreements.  We will not release funds from escrow until we obtain a written debt financing commitment for the debt financing we need.  We have begun discussions with potential lenders, but have no commitments or agreements in place.

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

While the foregoing alternatives may be available, we do not expect to begin substantial plant construction activity before satisfying the loan commitment conditions or closing the loan transaction because it is very likely that Fagen, Inc. and any lending institution would prohibit substantial plant construction activity until satisfaction of loan commitment conditions or loan closing.  In the unlikely event that the loan commitment and Fagen, Inc. permit us to spend equity proceeds prior to closing the loan and obtaining loan proceeds, we may decide to spend equity proceeds on project development expenses, such as securing critical operating contracts or owner’s construction costs.

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

Plant construction and start-up of plant operations

For the next twelve months, we expect to continue working principally on the development of our proposed ethanol plant; the development of a plant site in Redwood County, Minnesota; obtaining the necessary construction and operating permits and negotiating the utility and other contracts.  We expect to hire 32 full-time employees before plant operations begin.

On September 28, 2006, we entered into a design-build contract with Fagen, Inc. for the design and construction of our ethanol plant for a total price of 66,026,000, which does not include the anticipated cost of our water treatment facility, any change orders, or increases in the CCI costs escalator provision contained in the design-build agreement.  We agreed to pay a mobilization fee of $5,000,000 to Fagen, Inc. when we issue our notice to proceed with construction pursuant to the terms of the design-build contract.

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

We also entered into a license agreement with ICM, Inc. for limited use of ICM, Inc.’s proprietary technology and information to assist us in operating, maintaining, and repairing the ethanol production facility.  We are not obligated to pay a fee to ICM, Inc. for use of the proprietary information and technology because our payment to Fagen, Inc. for the construction of the plant under our design-build agreement is inclusive of these costs.   Under the license agreement, ICM, Inc. retains the exclusive right and interest in the proprietary information and technology and the goodwill associated with that information.  ICM, Inc. may terminate the agreement upon written notice if we improperly use or disclose the proprietary information or technology at which point all proprietary property must be returned to ICM, Inc.

On November 28, 2007 we executed a Phase 1 Mass Grading and Drainage Agreement with R and G Construction Co. for certain improvements to the project site which involves mass grading and drainage activities. We agreed to pay a monthly fee of 90% of the value based on the amount of work completed with the remaining 10% held as retainage.   R and G has completed its work for the winter.

Construction of the project is expected to take 16 to 18 months from the date construction commences.  We commenced site work in November 2007.  We expect to issue notice to proceed with construction to Fagen, Inc. within the next fiscal quarter.  We anticipate completion of plant construction in spring 2009.

Assuming the successful completion of our offering and our obtaining the necessary debt financing, we expect to have sufficient cash on hand to cover construction and related start-up costs necessary to make the plant operational.  We estimate that we will need approximately $78,526,000 to construct the plant and our water treatment facility, subject to construction cost index increases, and a total of approximately $31,474,000 to cover all other expenditures necessary to complete the project, commence plant operations and produce revenue.  We have budged $3,279,250 for the CCI increases.  However, based on the CCI for January 2008, the increase had exceeded the budgeted reserve.  We intend to seek additional debt financing to offset any increase in the total project cost.  We may also seek additional equity investments in our offering if necessary.  In no event will we exceed the maximum offering amount of $60,000,000.

Marketing and Grain Procurement Agreements

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

                On October 11, 2007, we entered into a Distillers Grains Marketing Agreement with CHS, Inc.  CHS, Inc. is a diversified energy, grains and foods company owned by farmers, ranchers and cooperatives.  CHS, Inc. provides products and services ranging from grain marketing to food processing to meet the needs of its customers around the world.  CHS, Inc. will market our distillers grains and we receive a percentage of the selling price actually received by CHS, Inc. in marketing our distillers grains to its customers.  Under the agreement, CHS, Inc. will pay to us a price equal to 98% of the FOB plant price actually received by CHS, Inc. for all dried distillers grains removed by CHS, Inc. from our plant and a price equal to 96% of the FOB plant price actually received by CHS, Inc. for all our wet distillers grains. The term of our agreement with CHS, Inc. is for one year commencing as of the completion and start-up of the plant.  Thereafter, the agreement will remain in effect unless otherwise terminated by either party with 120 days notice.  Under the agreement, CHS, Inc. will be responsible for all transportation arrangements for the distribution of our distillers grains.

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

Permitting and Regulatory Activities

We are subject to extensive air, water and other environmental regulations.  We have obtained the required air and construction permits necessary to begin construction of the plant and are in the process of obtaining any additional permits necessary to operate the plant. Fagen, Inc. and Earth Tec Consulting, Inc. are coordinating and assisting us with obtaining certain environmental permits, and advising us on general environmental compliance.  In addition, we will retain consultants with expertise specific to the permits being pursued to ensure all permits are acquired in a cost efficient and timely manner.

We have received our Air Emissions Permit, a Stormwater permit and an Above Ground Storage Tank Permit.  We expect to receive our environmental Assessment Worksheet within the next fiscal quarter.  In addition, we have submitted our application for our Permit for Discharge of Stormwater During Construction Activities.

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

Trends and Uncertainties Impacting the Ethanol Industry and Our Future Operations

If we are successful in building and constructing the ethanol plant, we expect our future revenues will primarily consist of sales of ethanol and distillers grains. We expect ethanol sales to constitute the bulk of our revenues. Historically, the demand for ethanol increased relative to supply, which caused upward pressure on ethanol market prices. Increased demand, firm crude oil and gas markets, public acceptance, and positive political signals contributed to those strong ethanol prices.  Those high prices were not sustained, however, due to increased ethanol production, and transportation and logistics problems in the industry.  Management believes the industry will need to continue to grow demand and have governmental support, and transportation and logistical problems will need to be alleviated in order for the industry to realize higher ethanol market prices.

We expect to benefit from federal ethanol supports and federal tax incentives. Changes to these supports or incentives could significantly impact demand for ethanol, and could negatively impact our business. On August 8, 2005, President George W. Bush signed into law the Energy Policy Act of 2005 which contained numerous provisions that favorably impacted the ethanol industry by enhancing both the production and use of ethanol. Most notably, the Energy Policy Act created a 7.5 billion gallon renewable fuels standard (the “RFS”). The RFS is a national renewable fuels mandate as to the total amount of national renewable fuels usage but allows flexibility to refiners by allowing them to use renewable fuel blends in those areas where it is most cost-effective rather than requiring renewable fuels to be used in any particular area or state.   The recently enacted Energy Independence and Security Act (the “Act”) amended the RFS to set the volume at 9 billion gallons in 2008, increasing to 36 billion gallons in 2022.  The Act expanded the definition of several renewable fuels which may be used by blenders to meet the RFS requirement.  The RFS now includes conventional biofuels, advanced biofuels, cellulosic biofuels and biodiesel, all of which can be used to meet the RFS.  In addition, the RFS total annual requirement is allocated different in each subsequent year to encourage the use of more cellulosic biofuels, advanced biofuels and biodiesel.  The RFS for conventional biofuel, including corn-based ethanol, will reach 15 billion gallons in 2015 and will not increase in subsequent years.

Ethanol production continues to rapidly grow as additional plants and plant expansions become operational. According to the Renewable Fuels Association, as of December 18, 2007, 135 ethanol plants were producing ethanol with a combined annual production capacity of 7.42 billion gallons per year and current expansions and plants under construction constituted an additional future production capacity of 6.06 billion gallons per year.  POET and ADM control a significant portion of the ethanol market, producing an aggregate of over 2 billion gallons of ethanol annually.  POET plans to produce an additional 375 million gallons of ethanol per year and ADM plans to produce an additional 550 million gallons of ethanol per year through plant expansions, which will strengthen their positions in the ethanol industry and cause a significant increase in domestic ethanol supply.  In addition, in late November 2007, VeraSun Energy Corporation and US Bio Energy Corp. announced that they entered into a merger agreement which is expected to close during the first quarter of 2008.  The new entity will retain the Vera Sun name and, by the end of 2008, is expected to own 16 ethanol facilities with a total production capacity of more than 1.6 billion gallons per year, which would make it one of the largest ethanol producers in the country.  Excess capacity in the ethanol industry would have an adverse effect on our results of operations, cash flows and financial condition.  In a manufacturing industry with excess capacity, producers have an incentive to manufacture additional products for so long as the price exceeds the marginal cost of production (i.e., the cost of producing only the next unit, without regard to interest, overhead or fixed costs).  This incentive can result in the reduction of the market price of ethanol to a level that is inadequate to generate sufficient cash flow to cover costs.  If the demand for ethanol does not grow at the same pace as increases in supply, we expect the price for ethanol to continue to decline.  Declining ethanol prices will result in lower revenues and may reduce or eliminate profits causing the value of your investment to be reduced.

Demand for ethanol may increase as a result of increased consumption of E85 fuel. E85 fuel is a blend of 70% to 85% ethanol and gasoline. According to the Energy Information Administration, E85 consumption is projected to increase from a national total of 22 million gallons in 2004 to 200 million gallons in 2030.  E85 can be used as an aviation fuel, as reported by the National Corn Growers Association, and as a hydrogen source for fuel cells. According to the RFA, virtually every vehicle in the United States is capable of using ethanol blends up to 10%, but it takes a flexible fuel vehicle (FFV) to use higher blends up to E85.  According to the National Ethanol Vehicle Coalition, there are currently about 6.0 million FFVs capable of operating on E85.  Automakers such as

Ford and General Motors have begun national campaigns to promote ethanol and have indicated plans to produce an estimated 4 million more FFVs per year.

The demand for E85 is largely driven by flexible fuel vehicle penetration of the United States vehicle fleet, the retail price of E85 compared to regular gasoline and the availability of E85 at retail stations. Because flexible fuel vehicles can operate on both ethanol and gasoline, if the price of regular gasoline falls below E85, demand for E85 will decrease as well. In addition, gasoline stations offering E85 are relatively scarce. From 2003 to 2007, the number of retail stations that supply E85 increased from less than 200 to over 1,300 as reported by the American Coalition for Ethanol.  This remains a relatively small percentage of the total number of retail gasoline stations in the United States, which is approximately 170,000.  The Energy Policy Act of 2005 established a tax credit of 30% for infrastructure and equipment to dispense E85 which became effective in 2006, and is scheduled to expire December 31, 2010. Legislation was introduced on the first day of the 2007 Congress which proposes a permanent extension of this tax credit; however, there is no guarantee that this proposed legislation will be adopted.  This tax credit is expected to encourage more retailers to offer E85 as an alternative to regular gasoline. However, some gas station operators may be hesitant to install pumps to dispense E85, as it is essentially a competitor to the stations’ main product, gasoline.  The Energy Independence and Security Act made it unlawful for a franchiser to prohibit a franchise from installing E85 fuel tanks and pumps within the franchise agreement.  This provision responded to concerns that many oil companies were prohibiting the installation of E85 fuel pumps at the stations they owned or operated.  In addition, the Act created a grant program for the installation of refueling infrastructure for E85.  Although the Act does not become effective until January 1, 2009, management believes these provisions will encourage the availability and use of E85.

Demand for ethanol has historically been supported by higher oil prices and its refined components.  While the mandated usage required by the renewable fuels standard is driving demand, management believes that the industry will require an increase in voluntary usage in order to experience long-term growth.  We expect this will happen only if the price of ethanol is deemed economical by blenders.  In addition, increased consumer awareness of ethanol-blended gasoline will be necessary to motivate blenders to voluntarily increase the amount of ethanol blended into gasoline.  In the future, a lack of voluntary usage by blenders in combination with additional supply may damage our ability to generate revenues and maintain positive cash flows.

Although the Energy Policy Act of 2005 did not impose a national ban of MTBE, the primary competitor of ethanol as a fuel oxygenate, the Act’s failure to include liability protection for manufacturers of MTBE could result in refiners and blenders using ethanol as an oxygenate rather than MTBE to satisfy the Clean Air Act’s reformulated gasoline oxygenate requirement. While this may create some additional demand in the short term, the Act repeals the Clean Air Act’s 2% oxygenate requirement for reformulated gasoline immediately in California and 270 days after enactment elsewhere. However, the Clean Air Act also contains an oxygenated fuel requirement for areas classified as carbon monoxide non-attainment areas. These areas are required to establish an oxygenated fuels program for a period of no less than three months each winter. The minimum oxygen requirement for gasoline sold in these areas is 2.7% by weight. This is the equivalent of 7.7% ethanol by volume in a gasoline blend. This requirement was unaffected by the Act and a number of states, including California, participate in this program.

Consumer resistance to the use of ethanol may affect the demand for ethanol which could affect our ability to market our product and reduce the value of your investment. According to media reports in the popular press, some consumers believe that use of ethanol will have a negative impact on retail gasoline prices. Many also believe that ethanol adds to air pollution and harms car and truck engines. Still other consumers believe that the process of producing ethanol actually uses more fossil energy, such as oil and natural gas, than the amount of energy in the ethanol that is produced. In addition, recent high corn prices have added to consumer backlash against ethanol, as many consumers blame ethanol for high food prices.  These consumer beliefs could potentially be wide-spread. If consumers choose not to buy ethanol, it would affect the demand for the ethanol we produce which could negatively affect our ability to sell our product and negatively affect our profitability.

Trends and uncertainties impacting the corn and natural gas markets and our future cost of goods sold

We expect our future cost of goods sold will consist primarily of costs relating to the corn and natural gas supplies necessary to produce ethanol and distillers grains for sale. As of December 11, 2007, United States Department of Agriculture estimated the 2007 corn crop at 13.17 billion bushels, which is 25 percent larger than the

2006 corn crop.  Despite the large 2007 corn crop, corn prices have increased sharply since 2006 and remained high throughout 2007.  We expect the price of corn to remain at current price levels well into 2008. Although we do not expect to begin operations until spring 2009, we expect continued volatility in the price of corn, which could significantly impact our cost of goods sold.  The number of operating and planned ethanol plants in our immediate surrounding area and nationwide will also significantly increase the demand for corn. This increase will likely drive the price of corn upwards in our market which will impact our ability to operate profitably.

There is no assurance that a corn shortage will not develop, particularly if there are other ethanol plants competing for corn, an extended drought or other production problems. Historical grain pricing information indicates that the price of grain has fluctuated significantly in the past and may fluctuate significantly in the future. Because the market price of ethanol is not related to grain prices, ethanol producers are generally not able to compensate for increases in the cost of grain feedstock through adjustments in prices charged for their ethanol. We, therefore, anticipate that our plant’s profitability will be negatively impacted during periods of high corn prices.  However, the negative impact on profitability resulting from high corn prices will be mitigated, in part, by the increased value of the distillers grains we intend to market, as the price of corn and the price of distillers grains tend to fluctuate in tandem.

Natural gas is also an important input commodity to our manufacturing process. We estimate that our natural gas usage will be approximately 15% to 20% of our annual total production cost. We use natural gas to dry our distillers grain products to moisture contents at which they can be stored for extended periods of time and transported greater distances.  Distillers dried grains have a much broader market base, including the western cattle feedlots, and the dairies of California and Florida. Recently, the price of natural gas has risen along with other energy sources. Natural gas prices are considerably higher than the 10-year average.  We expect continued volatility in the natural gas market. Any ongoing increases in the price of natural gas will increase our cost of production and may negatively impact our future profit margins.

Technology Developments

                Most ethanol is currently produced from corn and other raw grains, such as milo or sorghum.  The current trend in ethanol production research is to develop an efficient method of producing ethanol from cellulose-based biomass, such as agricultural waste, forest residue, municipal solid waste, and energy crops.  This trend is driven by the fact that cellulose-based biomass is generally cheaper than corn, and producing ethanol from cellulose-based biomass would create opportunities to produce ethanol in areas which are unable to grow corn.  Although current technology is not sufficiently efficient to be competitive, a recent report by the United States Department of Energy entitled “Outlook for Biomass Ethanol Production and Demand” indicates that new conversion technologies may be developed in the future.

                The Energy Independence and Security Act expanded the definition of several renewable fuels which may be used by blenders to meet the RFS requirement.  The RFS now includes conventional biofuels, advanced biofuels, cellulosic biofuels and biodiesel, all of which can be used to meet the RFS.  In addition, the RFS total annual requirement is allocated different in each subsequent year to encourage the use of more cellulosic biofuels, advanced biofuels and biodiesel.

                The Act also authorizes several grants for the advancement of the renewable fuels industry.  It authorizes $500 million annually for 2008 to 2015 for the production of advanced biofuels that have at least an 80% reduction in GHG emissions.  In addition, it authorizes $25 million annually in 2008 through 2010 for research and development and commercial application of biofuels production in states with low rates of ethanol and cellulosic ethanol production.  Further, $200 million annually in 2008 through 2014 is authorized for infrastructure grants for the installation of E85 fuel pumps.  Funding is also dedicated for government departments to conduct studies on the feasibility of constructing a dedicated ethanol pipeline, the adequacy of rail transportation of renewable fuel and the impact of the RFS program on various industries such as the livestock and food industry.  As enacted, the Act’s provisions did not include any new tax incentives for the production or use of renewable fuels; however, remaining tax incentives explained below remain in force.

Liquidity and Capital Resources

Estimated Sources of Funds

The following schedule sets forth estimated sources of funds to build our ethanol plant near Lamberton, Minnesota.  This schedule could change in the future depending on the level of equity and debt financing we receive and the amount of grants, if any we are able to obtain.

Sources of Funds (1)		Percent
Offering Proceeds (2)	$50,000,000	45.45%
Seed Capital Proceeds (3)	$1,680 ,000	1.53%
Senior and Subordinated Debt Financing (4)	$58,320,000	53.02%
Total Sources of Funds	$110,000,000	100.00%

(1)  The amount of senior debt financing may be adjusted depending on the amount of grants we are able to obtain.

(2)  As of January 28, 2008 we have subscriptions from investors for approximately $45,100,000.

(3)  We have issued a total of 386 units to our seed capital investors in exchange for proceeds of $1,680,000.  We issued a total of 236 units to our seed capital investors at a price of $5,000 per unit.  In addition, we issued 150 units to our founders at a price of $3,333.33 per unit.

(4)  We currently do not have a debt commitment, nor have we entered into definitive loan agreements with a senior lender or subordinated debt lender for debt financing.  We are in negotiations with a potential lender, but have no commitments or agreements in place.

                We do not expect to begin substantial plant construction activity before closing our equity offering, satisfying any loan commitment conditions and closing the loan transaction.

                Assuming the successful completion of our offering and execution of loan closing agreements, we expect to have sufficient cash on hand  to cover all costs associated with construction of the project, including, but not limited to, site development, utilities, construction and equipment acquisition.

Estimated Uses of Proceeds

The following table reflects our estimate of costs and expenditures for the ethanol plant to be built near Lamberton, Minnesota.  These estimates are based on discussions with Fagen, Inc., our design-builder. The following figures are intended to be estimates only, and the actual use of funds may vary significantly from the descriptions given below due to a variety of factors described elsewhere in this report.

          Estimate of Costs as of the Date of this Report.

Use of Proceeds	Amount	Percent of Total
Plant construction	$66,026,000	60.02%
Water treatment facility	12,500,000	11.36%
CCI Contingency	3,279,250	2.98%
Land cost	876,400	0.80%
Site development costs	8,073,600	7.34%
Construction contingency	919,750	0.84%
Construction performance bond	350,000	0.32%
Construction insurance costs	150,000	0.14%
Administrative building	350,000	0.32%
Office equipment	80,000	0.07%

Computers, Software, Network	150,000	0.14%
Railroad	3,000,000	2.73%
Rolling stock	400,000	0.36%
Fire Protection and water supply	3,495,000	3.18%
Capitalized interest	1,500,000	1.36%
Start up costs:
Financing costs	600,000	0.55%
Organization costs	1,500,000	1.36%
Pre-production period costs	750,000	0.68%
Working capital	2,000,000	1.83%
Inventory – corn	1,100,000	1.00%
Inventory – chemicals and ingredients	400,000	0.36%
Inventory – Ethanol	1,500,000	1.36%
Inventory – DDGS	500,000	0.45%
Spare parts – process equipment	500,000	0.45%
Total	$110,000,000	100.00%

We expect the total funding required for the plant to be approximately $110,000,000, which includes $78,526,000 to build the plant and our water treatment facility and approximately $31,474,000 for other project development costs including land, site development, utilities, start-up costs, capitalized fees and interest, inventories and working capital.  Our design-build agreement with Fagen, Inc. provides for an upward adjustment of the construction price in an amount equal to the percentage increase in the CCI for the month in which we give notice to proceed to Fagen, Inc., over the CCI published for January 2006.  Therefore, the cost of our plant could be significantly higher than the $66,026,000 construction price in the design-build agreement.  Accordingly, we have budgeted $3,279,250 for our construction contingency to help offset higher construction costs; however, based on the CCI for December 2007, this is not sufficient to offset increased costs. We intend to seek additional senior debt or subordinated debt financing to offset any increase in the total project cost.  We may also seek additional equity investments in our offering if necessary.  In no event will we exceed the maximum offering amount of $60,000,000.  The Company believes the increases in the CCI will not substantially affect the total project cost.

Financial Results

                As of October 31, 2007, we have total assets of approximately $1,966,000 consisting primarily of property and equipment and deferred offering costs. We have current liabilities of approximately $1,817,000 consisting primarily of accounts payable and notes payable. Total members’ equity as of October 31, 2007, was approximately $149,000.  Since our inception, we have generated no revenue from operations. From inception to October 31, 2007, we had an accumulated deficit of approximately $1,531,000.

                Based on our business plan and current construction cost estimates, we believe the total project will cost approximately $110,000,000. We are seeking to raise a minimum of $45,000,000 and a maximum of $60,000,000 of equity in our registered offering. As of January 28, 2008 we have subscriptions from our investors in the aggregate amount of approximately $45,100,000.

Critical Accounting Estimates

                Management uses estimates and assumptions in preparing our financial statements in accordance with generally accepted accounting principles. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.  The Company defers the costs incurred to raise equity financing until that financing occurs.  At such time that the issuance of new equity occurs, these costs will be netted against the proceeds received; or if the financing does not occur, they will be expensed.

Off-Balance Sheet Arrangements

                We do not have any off-balance sheet arrangements.

Employees

                We currently have three part-time employees.   See “DESCRIPTION OF BUSINESS — Employees.”

ITEM 7.  FINANCIAL STATEMENTS.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Governors

Highwater Ethanol, LLC

Lamberton, Minnesota

We have audited the accompanying balance sheet of Highwater Ethanol, LLC (a development stage company) as of October 31, 2007, and the related statements of operations, changes in members’ equity, and cash flows for the year ended October 31, 2007, the period from inception (May 2, 2006) to October 31, 2006, and the period from inception (May 2, 2006) to October 31, 2007. Highwater Ethanol, LLC’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Highwater Ethanol, LLC (a development stage company) as of October 31, 2007, and the results of its operations and its cash flows for the year ended October 31, 2007, for the period from inception (May 2, 2006) to October 31, 2006 and for the period from inception (May 2, 2006) to October 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As disclosed in Note 2 to the financial statements, the Company has experienced losses, has a deficit in working capital, and may experience a shortage of cash resources in the near term.  These conditions raise substantial doubt about its ability to continue as a going concern.  Management’s plan in regard to these matters is also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Boulay, Heutmaker, Zibell & Co., P.L.L.P

Certified Public Accountants

Minneapolis, Minnesota

January 28, 2008

HIGHWATER ETHANOL, LLC

(A Development Stage Company)

Balance Sheet

ASSETS	October 31, 2007
Current Assets
Cash	$98,697
Restricted cash	56,254
Prepaids and other	35,353
Total current assets	190,304

Property and Equipment
Land and land improvements	1,018,252
Construction in progress	20,854
Office equipment	17,283
Accumulated depreciation	(2,386)
Total property and equipment	1,054,003

Other Assets
Deferred offering costs	717,363
Debt issuance costs, net	2,209
Land options	2,000
Total other assets	721,572

Total Assets	$1,965,879

LIABILITIES AND EQUITY	October 31, 2007
Current Liabilities
Note payable	$1,100,000
Accounts payable	577,231
Accounts payable -members	125,589
Accrued expenses	13,956
Total current liabilities	1,816,776

Commitments and Contingencies

Members' Equity
Member contributions, 386 units outstanding	1,680,000
Deficit accumulated during development stage	(1,530,897)
Total members' equity	149,103

Total Liabilities and Members' Equity	$1,965,879

Notes to Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC

(A Development Stage Company)

Statements of Operations

	Year Ended October 31, 2007	From Inception (May 2, 2006) to October 31, 2006	From Inception (May 2, 2006) to October 31, 2007

Revenues	$—	$—	$—

Operating Expenses
Professional fees	990,707	341,347	1,332,054
General and administrative	199,720	26,961	226,681
Total operating expenses	1,190,427	368,308	1,558,735

Operating Loss	(1,190,427)	(368,308)	(1,558,735)

Other Income (Expense)
Interest income	30,507	19,648	50,155
Other income	3,225	—	3,225
Interest expense	(25,542)	—	(25,542)
Total other income, net	8,190	19,648	27,838

Net Loss	$(1,182,237)	$(348,660)	$(1,530,897)

Weighted Average Units Outstanding	386	313	362

Net Loss Per Unit	$(3,062.79)	$(1,113.93)	$(4,229.00)

Notes to Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC

(A Development Stage Company)

Statement of Changes in Members' Equity

	Member Contributions	Deficit Accumulated During Development Stage
Balance - May 2, 2006, Inception	$—	$—

Membership units - 150 units at $3,333 per unit, May 2006	500,000	—

Membership units - 236 units at $5,000 per unit, June 2006	1,180,000	—

Net loss	—	(348,660)

Balance - October 31, 2006	1,680,000	(348,660)

Net loss	—	(1,182,237)

Balance - October 31, 2007	$1,680,000	$(1,530,897)

Notes to Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC

(A Development Stage Company)

Statement of Cash Flows

	Year Ended October 31, 2007	From Inception (May 2, 2006) to October 31, 2006	From Inception (May 2, 2006) to October 31, 2007
Cash Flows from Operating Activities
Net loss	$(1,182,237)	$(348,660)	$(1,530,897)
Adjustments to reconcile net loss to net cash from operations
Depreciation and amortization	6,179	59	6,238
Change in assets and liabilities
Prepaids and other	(20,080)	(16,527)	(36,607)
Accounts payable	283,896	69,984	353,880
Accrued expenses	13,956	—	13,956
Net cash used in operating activities	(898,286)	(295,144)	(1,193,430)

Cash Flows from Investing Activities
Capital expenditures	(874,415)	(1,416)	(875,831)
Construction in progress	(20,854)	—	(20,854)
Payments for land options	(30,000)	(12,000)	(42,000)
Net cash used in investing activities	(925,269)	(13,416)	(938,685)

Cash Flows from Financing Activities
Proceeds from note payable	1,038,939	—	1,038,939
Member contributions	—	1,680,000	1,680,000
Payments for deferred offering costs	(381,058)	(107,069)	(488,127)
Net cash provided by financing activities	657,881	1,572,931	2,230,812

Net Increase (Decrease) in Cash	(1,165,674)	1,264,371	98,697

Cash - Beginning of period	1,264,371	—	—

Cash -End of period	$98,697	$1,264,371	$98,697

Supplemental Cash Flow Information
Cash paid for interest expense	$25,542	$—	$25,542
Cash paid for interest capitalized	$8,154	$—	$8,154
Total	$33,696	$—	$33,696

Supplemental Disclosure of Noncash Financing and Investing Activities
Restricted cash received as part of note payable	$55,000	$—	$55,000

Capital expenditures included in accounts payable	$119,704	$—	$119,704

Deferred offering costs included in accounts payable	$229,236	$30,861	$229,236

Debt issuance costs financed with note payable	$6,061	$—	$6,061

Land options exercised for land purchase	$40,000	$—	$40,000

Notes to Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC

(A Development Stage Company)

Notes to Financial Statements

October 31, 2007

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Highwater Ethanol, LLC, (a Minnesota Limited Liability Company) was organized with the intentions of developing, owning and operating a 50 million gallon dry mill corn-processing ethanol plant near Lamberton, Minnesota. The Company was formed on May 2, 2006 to have a perpetual life. Construction is anticipated to begin in early 2008 with expected completion in spring 2009. As of October 31, 2007, the Company is in the development stage with its efforts being principally devoted to equity raising and organizational activities.

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

Property and Equipment

Property and equipment is stated at the lower of cost or estimated fair value.  Depreciation is provided over an estimated useful life by use of the straight line method.  Maintenance and repairs are expensed as incurred; major improvements and betterments are capitalized.

The Company has incurred substantial consulting, permitting, and other pre-construction services related to building its plant facilities.  Currently, due to substantial uncertainties regarding the Company’s ability to proceed with the ultimate facility construction until the Company has raised debt and equity financing, the Company expenses pre-construction costs as incurred.

The Company capitalizes construction costs and construction period interest as construction in progress until the assets are placed in service.  As of October 31, 2007, the Company had construction in progress of approximately $21,000 of capitalized interest, including amounts accrued.

Deferred Offering Costs

The Company defers the costs incurred to raise equity financing until that financing occurs. At such time that the issuance of new equity occurs, these costs will be netted against the proceeds received; or if the financing does not occur, they will be expensed.

Debt Issuance Costs

Debt issuance costs are amortized over the term of the related debt by use of the effective interest method.

Fair Value of Financial Instruments

The carrying value of cash and restricted cash approximates its fair value.

It is not currently practicable to estimate the fair value of the interim financing.  Due to the unique terms of these agreements, as discussed in Note 3, there are no readily determinable similar instruments on which to base an estimate of fair value.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (SFAS 157), Fair Value Measurements.  SFAS 157 defines fair value, which establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  The Statement is effective for financial assets and liabilities in financial statements issued for fiscal years beginning after November 15, 2007.  It is effective for non-financial assets and liabilities in financial statements issued for fiscal years beginning after November 15, 2008.  The Company is currently evaluating the effect that the adoption of SFAS 157 will have, if any, on its results of operations, financial position and related disclosures.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, (SFAS 159), the Fair Value Option for Financial Assets and Financial Liabilities, which included an amendment of FASB Statement 115.  This Statement provides companies with an option to report selected financial assets and liabilities at fair value.  This Statement is effective for fiscal years beginning after November 15, 2007 with early adoption permitted.  The Company is in the process of evaluating the effect, if any, that the adoption of SFAS No. 159 will have on its results of operations and financial position.

2.  GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  Through October 31, 2007, the Company generated losses since inception and has a deficit in working capital.  The Company has received interim financing.  Although the financing is secured by the land, the Company’s ability to continue as a going concern is dependent on the success of generating cash from the Company’s equity drive described in Note 4 and/or through raising additional capital and ultimately achieving the capital to proceed with the construction of the plant.  Management anticipates that, as a result of the actions listed below, the Company will continue as a going concern.  The financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

Management believes that the Company may continue to exist in its present form as a result of a successful equity drive and securing project debt financing.  However, no assurance can be given that these situations will result in furthering the start up of the Company or if additional capital will be available when needed.

3.  INTERIM FINANCING

 The Company obtained a note payable for $800,000 from a bank to finance the land purchase described in Note 7.  The note carries annual interest at 7.50% and is payable in full on March 13, 2008.  The note is secured by a mortgage on the property and personal guarantees by the principal owner of the general contractor and by a member of the Board of Governors, who is also an investor of the Company.  In addition, the Company agreed to restrict $55,000 in cash in favor of the bank.

In July 2007, the Company obtained an unsecured note payable for $300,000 from the general contractor.  The note carries interest at 7.50% and is payable in full at the earlier of financial close or January 2, 2008.  The Company has since received a verbal extension of the repayment of this loan from the general contractor.  However, there is no assurance that a signed agreement will be reached.  The Company received funds under this note in August 2007.

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

The Company filed a Form SB-2 Registration Statement with the Securities and Exchange Commission (SEC) for a minimum of 4,500 and up to 6,000 membership units for sale at $10,000 per unit. The Registration Statement was declared effective on April 5, 2007.  Offering proceeds are held in escrow until the earliest of the receipt of $45,000,000 or more in cash proceeds and a written debt commitment, one year from the effective date of the registration statement, or termination of the offering and a written debt commitment. As of January 28, 2008, the Company had subscriptions for 4,510 units totaling $45,100,000 and amounts of $31,670,000 in escrow under this offering.  The Company is engaging in discussions with potential senior lenders, however, no agreement has been executed yet.  The Company expects to enter into definitive agreements for the debt financing within the next fiscal quarter.  If the necessary debt financing has not been secured, the Company will not be able to construct the proposed ethanol plant and may have to abandon the business.

5.  INCOME TAXES

The Company has adopted an October 31 fiscal year end, but has a tax year end of December 31.

The differences between financial statement basis and tax basis of assets are estimated as follows:

October 31, 2007

Financial statement basis of total assets	$1,965,879

Organizational and start up costs expensed for financial reporting purposes	1,544,339

Taxable income tax basis of total assets	$3,510,218

There were no differences between the financial statement basis and tax basis of the Company’s liabilities.

6.  RELATED PARTY TRANSACTIONS

A member is providing legal services for the Company.  The Company has incurred approximately $120,000 for the year ended October 31, 2007 related to these services.

7.  COMMITMENTS AND CONTINGENCIES

Design build agreement

The total cost of the project, including the construction of the ethanol plant and start-up expenses, is expected to approximate $110,000,000.  The Company signed an agreement in September 2006 with a general contractor, an unrelated party, to design and build the ethanol plant at a total contract price of approximately $66,026,000. The contract price is subject to changes based on corresponding changes to the Construction Cost Index (CCI), published by Engineering News-Record magazine, from January 2006 (7660.29). The estimated contract price has increased based on increases in the CCI by approximately $3,704,000 based on the CCI in January 2008 of 8090.06.  The Company budgeted a reserve for increases in the CCI of approximately $3,279,000.  The Company intends to seek additional debt financing to offset any increase in the total project cost.  The Company may also seek additional equity investments if necessary.  In no event will the maximum offering amount exceed $60,000,000.  The Company believes the increases in the CCI will not substantially affect the total project cost.  The agreement was initially set to terminate on March 26, 2007 unless a valid Notice to Proceed was accepted by the general contractor. In March 2007, the general contractor agreed to extend the termination date to August 15, 2007.  In July 2007, the general contractor agreed to extend the termination date to October 15, 2007. In October 2007, the general contractor agreed to extend the termination date to November 15, 2007.  The Company has received a verbal extension on this agreement with the general contractor and they are in the process of getting this extension in writing.  However, there is no guarantee that the general contractor will not terminate the design-build agreement.

The Company entered into a Phase I and Phase II engineering services agreement with an affiliate of the general contractor. In exchange for the performance of certain engineering and design services, the Company has agreed to pay $92,500, which will be credited against the total design-build cost, for which the Company has incurred approximately $92,500 as of October 31, 2007. Some employees of the general contractor are investors of the Company.  The Company anticipates funding the development of the ethanol plant by raising total equity of at least $46,680,000 and securing financing for up to $63,320,000, less any grants received.  The amount of debt financing needed depends on the amount of equity raised in the offering.

Excavating contract

In November 2007, the Company entered into an agreement with an unrelated party for dirt work related to the construction of the plant for an amount of approximately $1,162,700.  The Company shall pay a monthly fee of 90% of the value based on the amount of work completed, with the remaining 10% held as retainage.

Land contracts

In March 2007, the Company purchased approximately 125 acres of land related to the two land options that were exercised in December 2006. The total purchase price was approximately $876,000. The Company subsequently secured financing for a portion of the land purchased as described in Note 3.  The Company’s comprehensive plan for the construction of the ethanol plant contemplates using this site and may also utilize one or both of the following adjacent parcels for its site.

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

In September 2006, the Company entered into an option with an unrelated party to purchase an undisclosed amount of land for $8,000 per acre until March 31, 2007. The Company paid a non-refundable option deposit of $1,000 which will apply towards the purchase price if the buyer elects to complete the purchase. In March 2007, the Company extended the option through September 30, 2007, which was further extended to December 31, 2008.  The Company is also in the process of having the land surveyed to determine the actual number of acres.

Consulting contracts

In May 2006, the Company entered into an agreement with an unrelated party for preliminary engineering services to develop a conceptual railway service. The fee for these services will be approximately $6,000 plus reimbursable expenses, with monthly progress billings throughout the agreement.  In July 2006, the agreement was expanded to include the design and specifications of a conceptual railway service for a lump sum fee of $85,000. As of October 31, 2007, the Company has incurred approximately $51,000 related to this agreement.

In June 2007, the Company entered into an agreement with an unrelated party to be the exclusive provider of electricity for the plant. The agreement is to commence the earlier of the first day of the month in which the plant begins operations or June 1, 2008. The agreement is to remain in effect for a period of ten years following commencement. The rates for these services will be a fixed charge of $12,000 per month along with monthly electric usage based on rates listed in the agreement. The rates for the first five years of the agreement are guaranteed.  The estimated construction cost of the electrical infrastructure is $1,300,000.  If the plant is not completed as planned or if the plant does not continue in operations for the entire term of the contract, the Company is liable for incurred project costs to date minus any salvage value,   The agreement requires the Company to provide a Letter of Credit upon request in the amount of $700,000 for the period of the construction and continuing for one year after commercial operation.

In September 2007, the Company entered into a consulting agreement with an unrelated party for assistance in negotiating financing activities. The Company paid a retainer of $10,000 and will pay an additional $10,000 for the following 30 day period and thereafter every 30 day period at the Company’s discretion, plus a success fee of .75% of any financings accepted by the Company, except for any financing provided by First National Bank of Omaha of which the success fee shall be ..10%.  The agreement provides for reimbursement of expenses.  Subsequent to year end, the Company is negotiating with the Consultant to terminate the contract.

Marketing Agreements

In September 2006, the Company entered into a marketing agreement with an unrelated party to purchase, market and distribute all the ethanol produced by the Company. The Company will pay the buyer one percent of the net sales price for certain marketing costs. The initial term is for two years beginning in the month when ethanol production begins with a one year renewal option.

In October 2007, the Company entered into a marketing agreement with an unrelated party to purchase all of the of distiller’s dried grains with solubles (DDGS), wet distillers grains (WDG), and solubles the Company is expected to produce.  The buyer agrees to pay the Company 98% of the selling price for DDGS and 96% of the selling price for WDG and a fee of $2 per ton for solubles, with a minimum fee of $1.50 per ton for sales of DDGS and WDG.  The agreement commences on completion and start-up of operations of the plant and continues for one year.  The agreement will remain in effect thereafter unless a 120 day advance written notice of termination is provided by either party.

Grain Procurement Contract

In July 2006, the Company entered into a grain procurement agreement with an unrelated party to provide all of the corn needed for the operation of the ethanol plant.  Under the agreement, the Company will purchase corn at the local market price delivered to the plant plus a fixed fee per bushel of corn.  The agreement begins when operations commence and continues for seven years.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                Boulay, Heutmaker, Zibell & Co., P.L.L.P. has been our independent registered public accounting firm since our inception and are the Company’s independent accountants at the present time. We have had no disagreements with our accountants.

ITEM 8A. CONTROLS AND PROCEDURES.

Our management, including our President and Principal Executive Officer, Brian Kletscher, along with our Treasurer and Principal Financial and Accounting Officer, Jason Fink, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a — 15(e) under the Securities Exchange Act of 1934, as amended) as of October 31, 2007. Based upon this review and evaluation, these officers have concluded that our disclosure controls and procedures were not effective due to the material weeknesses discussed below.

Due to the current operations and size of the Company, there is a lack of segregation of duties in certain functions. In addition, there were adjustments to our financial statements and other factors during the course of the 2007 audit which impacted our closing process. To address these weaknesses, the Company performed additional analysis and other post-closing procedures to ensure that our financial statements are prepared in accordance with generally accepted accounting principles. Accordingly, our executive officers and management believe that the financial statements included in this report present fairly in all material respects our financial condition, results of operations and cash flows for the periods presented. The Company is in the process of strengthening internal controls including enhancing our internal control systems and procedures to assure that these weaknesses are corrected and remediated.

Our management, including our principal executive officer and principal financial officer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred as of October 31, 2007 and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION.

None.

PART III.

ITEM 9. GOVERNORS; EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Identification of Governors, Executive Officers and Significant Employees

The following table shows the governors and officers of Highwater Ethanol:

Board Member	Position with the Company
Monica Rose Anderson	Governor
Russell J. Derickson	Governor
Jason R. Fink	Treasurer/Governor
George M. Goblish	Governor
Ronald E. Jorgenson	Governor
Brian D. Kletscher	President/Governor
Michael J. Landuyt	Governor
David G. Moldan	Governor
Warren Walter Pankonin	Governor
Todd A. Reif	Governor
John M. Schueller	Vice President/Governor
Timothy J. Van Der Wal	Secretary/Governor

Business Experience of Governors and Officers

The following is a brief description of the business experience and background of our officers and governors.

Monica Rose Anderson, Governor, Age 45, 2736 211th Street, Walnut Grove, MN 56180.

For the past five years, Monica Rose Anderson has owned Brad Anderson Farms Limited Partnership of Walnut Grove, MN. She has also been an office manager at Clear Lake Farmers Elevator in Clear Lake, Minnesota, and was a Lab Technician at Bauerly Brothers of Sauk Rapids, Minnesota. Ms. Anderson has served as a member of the board of governors since May 2006. Ms. Anderson will serve until our first annual meeting following substantial completion of our ethanol plant and in all cases until a successor is elected and qualified.

Russell J. Derickson, Governor, Age 43, 37720 210th Street, Lamberton, Minnesota 56152.

For the past five years, Russell J. Derickson has owned and managed his own farming operation, which produced corn, soybeans, and wheat. He has also been an Agricultural Advisor and Warehouse Examiner for the Minnesota Department of Agriculture of St. Paul, Minnesota. Mr. Derickson attended South Dakota State University where he received a M.Ed in Ag Education and B.S. in Agricultural Education and Mechanized Agriculture. Mr. Derickson has served as a member of the board of governors since May 2006. Mr. Derickson will serve until our first annual meeting following substantial completion of our ethanol plant and in all cases until a successor is elected and qualified.

Jason R. Fink, Treasurer and Governor, Age 28, 720 Mallard Ct., Young Amerin Minnesota 55397.

Since August 2007, Jason R. Fink has been the Vice President of Commercial and Ag Lending for Citizen State Bank of Waverly, Minnesota. Prior to that Mr. Fink served as the Assistant Vice President and Ag Loan Officer at Minnwest Bank of Redwood Falls, Minnesota. Mr. Fink graduated from South Dakota State University of Brookings, South Dakota with a major in Agronomy and minors in Ag Business, Ag Marketing and Business. Mr. Fink has served as a member of the board of governors since May 2006. Mr. Fink will serve until our first annual meeting following substantial completion of our ethanol plant and in all cases until a successor is elected and qualified.

George M. Goblish, Governor, Age 38, 32866 Dayton Avenue, Vesta, Minnesota 56292.

For the past five years, George Michael Goblish has been farming near Vesta where he currently raises corn and soybeans. He is also an Asgrow/Dekalb/Monsanto seed dealer. Mr. Goblish attended Willmar Technical College where he received his Associate’s Degree in Agricultural Production and Management. Mr. Goblish has served as a member of the board of governors since May 2006. Mr. Goblish will serve until our first annual meeting following substantial completion of our ethanol plant and in all cases until a successor is elected and qualified.

Ronald E. Jorgenson, Governor, Age 47, 33689 County Road 4, Jeffers, Minnesota 56145.

For the past five years, Ronald E. Jorgenson has owned and operated his own farming operation. In addition, Mr. Jorgenson attended the University of Minnesota of St. Paul, Minnesota. Mr. Jorgenson has served as a member of the board of governors since May 2006. Mr. Jorgenson will serve until our first annual meeting following substantial completion of our ethanol plant and in all cases until a successor is elected and qualified.

Brian D. Kletscher, President and Governor, Age 46, 30427 County Highway 10, Vesta, Minnesota 56292.

For the past five years, Brian D. Kletscher has served as County Commissioner of Redwood County, Minnesota. In addition, Mr. Kletscher owns and manages farming operations for Kletscher Farms — Brian & Laura Kletscher. He has also been a sales representative for Lucan Feed Service of Lucan, Minnesota. Mr. Kletscher has served as a member of the board of governors since May 2006. Mr. Kletscher will serve until our first annual meeting following substantial completion of our ethanol plant and in all cases until a successor is elected and qualified.

Michael J. Landuyt, Governor, Age 32, 13526 Camp Avenue, Walnut Grove, Minnesota 56180.

For the past five years, Michael J. Landuyt has owned and managed farming operations for Landuyt Land Livestock of Walnut Grove, Minnesota. Mr. Landuyt attended South Dakota State University where he received an Associate’s Degree in General Ag. Mr. Landuyt has served as a member of the board of governors since May 2006. Mr. Landuyt will serve until our first annual meeting following substantial completion of our ethanol plant and in all cases until a successor is elected and qualified.

David G. Moldan, Governor, Age 47, 25368 County Highway 4, Lamberton, Minnesota 56152.

For the past five years, David G. Moldan has been the President and Treasurer of Moldan & Sons, Inc., a farming operation, of Lamberton, Minnesota. Mr. Moldan attended the University of Minnesota of Waseca, Minnesota where he received his Associate’s Degree in Applied Science and Diversified Ag Production. Mr. Moldan has served as a member of the board of governors since May 2006. Mr. Moldan will serve until our first annual meeting following substantial completion of our ethanol plant and in all cases until a successor is elected and qualified.

Warren Walter Pankonin, Governor, Age 69, 40840 200th Street, Lamberton, Minnesota 56152.

For the past five years, Warren Walter Pankonin has owned and managed Double Diamond Ranch, Inc. and Minnesota Supreme Feeders, Inc., where he buys and sells cattle. He also crop farms with his son, Mark. Mr. Pankonin has served as a member of the board of governors since May 2006. Mr. Pankonin will serve until our first annual meeting following substantial completion of our ethanol plant and in all cases until a successor is elected and qualified.

Todd A. Reif, Governor, Age 45, 123 Savannah Heights Boulevard, Lynd, Minnesota 56157.

For the past five years, Todd A. Reif has been the General Manager of Cenex Harvest States in Marshall, Minnesota, a grain buying and farm supply company. Mr. Reif attended Southwest State University of Marshall, Minnesota and graduated with a B.S. Degree in Ag Business. Mr. Reif has served as a member of the board of governors since May 2006. Mr. Reif will serve until our first annual meeting following substantial completion of our ethanol plant and in all cases until a successor is elected and qualified.

John M. Schueller, Vice President and Governor, Age 49, 29157 250th Street, Wabasso, Minnesota 56293.

For the past five years, John M. Schueller has been farming in Wabasso, Minnesota. He has also been a custom applicator for Crop Production in Wabasso, Minnesota, and a trucker for Christensen Family Farms of Sleepy Eye, Minnesota. Mr. Schueller has served as a member of the board of governors since May 2006. Mr. Schueller will serve until our first annual meeting following substantial completion of our ethanol plant and in all cases until a successor is elected and qualified.

Timothy J. Van Der Wal, Secretary and Governor, Age 41, 13347 U.S. Highway 71, Sanborn, Minnesota 56083.

For the past five years, Timothy J. Van Der Wal has been an Ag Loan Officer at the Wanda State Bank, Wanda Minnesota. He had worked as a Beef Enterprise Consultant for the Land O Lakes Feed Division of Arden Hills, Minnesota prior to joining the bank. Mr. Van Der Wal has served as a member of the board of governors since May 2006. Mr. Van Der Wal will serve until our first annual meeting following substantial completion of our ethanol plant and in all cases until a successor is elected and qualified.

Code of Ethics

Our Board of Governors has not yet adopted a code of ethics. We expect to adopt a code of ethics within the next fiscal quarter.

Identification of Audit Committee

Our board of governors in its entirety is currently serving as our audit committee.

Audit Committee Financial Expert

Our board of governors has determined that we do not currently have an audit committee financial expert serving on our audit committee. We do not have an audit committee financial expert serving on our audit committee because no member of our board of governors has the requisite experience and education to qualify as an audit committee financial expert as defined in Item 407 of Regulation S-B and the board has not yet created a new director position expressly for this purpose. Our board of governors intends to consider such qualifications in future nomination to our board and appointments to the audit committee.

ITEM 10. EXECUTIVE COMPENSATION.

Compensation of Named Executive Officers and Governors

Brian Kletscher is currently serving as our president and John Schueller is currently serving as our vice president. Jason R. Fink is our treasurer and Tim J. Van Der Wal is our secretary. We have compensation arrangements with three of our governors and officers. Brian D. Kletscher is to receive $2,000 per month, Jason R. Fink is to receive $1,000 per month and Tim J. Van Der Wal is to receive $1,000 per month for their services as officers of Highwater Ethanol. We did not compensate John M. Schueller for his service as an officer.

Summary Compensation Table. The following table summarizes all compensation paid or payable by the Company during the last two fiscal years to our executive officers.

Name and Principal Position	Year	Salary		Option Awards	Non-Equity Incentive Plan Compensation Earnings	All Other Compensation	Total

Brian Kletscher, Principal	Fiscal Year 2007	$24,000	(1)	$0	$0	$0	$20,000
Executive Officer	Fiscal Year 2006	$6,000		$0	$0	$0	$12,000
Jason Fink, Principal Financial	Fiscal Year 2007	$12,000	(2)	$0	$0	$0	$10,000
and Accounting Officer	Fiscal Year 2006	$3,000		$0	$0	$0	$6,000
Timothy Van Der Wal,	Fiscal Year 2007	$12,000	(3)	$0	$0	$0	$2,000
Secretary	Fiscal Year 2006	$3,000		$0	$0	$0	$4,000

(1) The Company has paid Mr. Kletscher $8,000 and has an additional $16,000 in accounts payable for compensation to Mr. Kletscher for his service as an officer of Highwater Ethanol.

(2) The Company has paid Mr. Fink $4,000 and has an additional $8,000 in accounts payable for compensation to Mr. Fink for his service as an officer of Highwater Ethanol.

(3)  The Company has paid Mr. Van Der Wal $4,000 and has an additional $8,000 in accounts payable for compensation to Mr. Van Der Wal.

For our fiscal year ended October 31, 2007, none of our other governors or officers received any compensation.

We do not have any other compensation arrangements with our governors and officers. In the future, we may enter into employment agreements with our governors, officers or other employees that we may hire.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED MEMBER MATTERS.

 Security Ownership of Certain Beneficial Owners

As of the date of this report, we have the following persons or entities known by us to be the beneficial owners of more than 5% of the outstanding units:

Title of Class	Name (1)	Amount and nature of beneficial owner	Percent of Class
Membership Unit	George M. Goblish	24 units	6.22%
Membership Unit	Ronald E. Jorgenson	24 units	6.22%

(1)  The address of the beneficial owner is deemed to be the same address indicated above.

(2)  Does not include units subscribed for in our registered offering.

Security Ownership of Management

As of the date of this report, our governors and officers beneficially own membership units as follows:

Title of Class	Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percent of Class
Membership Units	Monica Rose Anderson	18 units	4.66%
Membership Units	Russell J. Derickson	9 units	2.33%
Membership Units	Jason R. Fink	6 units	1.55%
Membership Units	George M. Goblish	24 units	6.22%
Membership Units	Ronald E. Jorgenson	24 units	6.22%
Membership Units	Brian D. Kletscher	12 units	3.11%
Membership Units	Michael J. Landuyt	6 units	1.55%
Membership Units	David G. Moldan	9 units	2.33%
Membership Units	Warren Walter Pankonin	15 units	3.89%
Membership Units	Todd A. Reif	12 units	3.11%
Membership Units	John M. Schueller	9 units	2.33%
Membership Units	Timothy J. Van Der Wal	3 units	0.78%
All Governors and Officers as a Group:		150 Units	38.86%

(1)  The address of the beneficial owner is deemed to be the same address indicated above.

(2)  Does not include units subscribed for in our registered offering.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

Distillers Grains Distribution

On October 11, 2007, we entered into a distillers grains marketing agreement with CHS, Inc. for the purpose of marketing and distributing all of the distillers grains we produce at our plant.  CHS, Inc. will market our distillers grains and we will receive a percentage of the selling price actually received by CHS, Inc.  in marketing our distillers grains to its customers.  Todd Reif, one of our governors is the general manager of grain and farm supply cooperative for CHS, Inc.

Director Independence

Our independent governors are Monica Rose Anderson, Russell J. Derickson, George M. Goblish, Ronald E. Jorgenson, Michael J. Landuyt, David G. Moldan and Warren Walter Pankonin,.  Our governors that are not independent are Brian Kletscher, John Schueller, Jason Fink, Timothy Van Der Wal and Todd A. Reif.  The determination of independence is made by reference to NASDAQ rule 4200 and 4350.  Brian Kletscher, John Schueller, Jason Fink and Timothy Van Der Wal are not considered independent in that they are serving as our executive officers. Todd Reif is not considered independent in that he is the general manager of grain and farm supply cooperative for CHS, Inc. our distillers grain marketer.

Audit Committee

All the members of our board of govenors currently serve as our audit committee..  The audit committee is exempt from independence listing standards because our securities are not listed on a national securities exchange or listed in an automated inter-dealer quotation system of a national securities association or to issuers of such securities.  Nevertheless, Monica Rose Anderson, Russell J. Derickson, George M. Goblish, Ronald E. Jorgenson, Michael J. Landuyt, David G. Moldan and Warren Walter Pankonin, are independent within the definition of independence provided by NASDAQ rules 4200 and 4350.  Brian Kletscher, John Schueller, Jason Fink, Timothy Van Der Wal and Todd A. Reif are not considered independent for the reasons set forth above.

Compensation Committee

All the members of our board of governors serve as our compensation committee.  Monica Rose Anderson, Russell J. Derickson, George M. Goblish, Ronald E. Jorgenson, Michael J. Landuyt, David G. Moldan, and Warren Walter Pankonin are considered independent within the definition of independence provided by NASDAQ rules 4200 and 4350.  For the reasons set forth above, Brian Kletscher, John Schueller, Jason Fink. Timothy Van Der Wal, and Todd Reif are not considered independent.

Nominating Committee

All members of our board of governors serve as our nominating committee.  Monica Rose Anderson, Russell J. Derickson, George M. Goblish, Ronald E. Jorgenson, Michael J. Landuyt, David G. Moldan and Warren Walter Pankonin, are considered independent within the definition of independence provided by NASDAQ rules 4200 and 4350.  For the reasons set forth above, Brian Kletscher, John Schueller, Jason Fink, Timothy Van Der Wal and Todd Reif are not considered independent.

ITEM 13.  EXHIBITS.

The following exhibits are filed as part of, or are incorporated by reference into, this report:

Exhibit No.	Description	Method of Filing
10.1	Agreement for Electric Service between Highwater Ethanol, LLC and Redwood Electric Cooperative, Inc. dated June 28, 2007	1
10.2	Third Amendment to Lump Sum Design-Build Agreement between Highwater Ethanol, LLC and Fagen, Inc.	2
10.3	Fourth Amendment to Lump Sum Design-Build Agreement between Highwater Ethanol, LLC and Fagen, Inc.	3
10.4	Distiller’s Grain Marketing Agreement between Highwater Ethanol, LLC and CHS dated October 11, 2007	*
10.5	Phase I Mass Grading and Drainage Agreement between Highwater Ethanol, LLC and R and G Construction Co. dated November 28, 2007.	*
31.1	Certificate Pursuant to 17 CFR 240.13a-149(a)	*
31.2	Certificate Pursuant to 17 CFR 240.13a-14(a)	*
32.1	Certificate Pursuant to 18 U.S.C. § 1350	*
32.2	Certificate Pursuant to 18 U.S.C. § 1350.	*

(*)                                   Filed herewith.

(1)                                    Incorporated by reference to Exhibit 99.1 in Form 8-K filed with the Securities and Exchange Commission on July 5, 2007.

(2)                                    Incorporated by reference to Exhibit 99.1 in Form 8-K filed with the Securities and Exchange Commission on August 16, 2007.

(3)                                    Incorporated by reference to Exhibit 99.1 on Form 8-K filed with the Securities and Exchange Commission on October 12, 2007.

(+)                                   Material has been omitted pursuant to a request for confidential treatment and such materials have been filed separately with the Securities and Exchange Commission.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The aggregate fees billed by the independent registered public accountants (Boulay, Heutmaker, Zibell & Co. P.L.L.P.) to the Company for the fiscal year ended October 31, 2006, and the fiscal year ended October 31, 2007 are as follows:

Category	Year	Fees
Audit Fees(1)	2007 2006	$ $	52,476 73,167

Audit-Related Fees(1)	2007 2006	$ $
Tax Fees	2007 2006	$ $
All Other Fees	2007 2006	$ $

(1)           Audit fees consist of fees for services rendered related to the Company’s fiscal year end audits, quarterly reviews, registration statement and related amendments.

                Prior to engagement of the principal independent registered public accountants to perform audit services for the Company, the principal accountant was pre-approved by our Audit Committee pursuant to Company policy requiring such approval.

                100% of all audit services, audit-related services and tax-related services were pre-approved by our Audit Committee.

SIGNATURES

                In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HIGHWATER ETHANOL, LLC

Date:	January 29, 2008	/s/ Brian Kletscher
Brian Kletscher
Chairman , President and Governor (Principal Executive Officer)

Date:	January 29, 2008	/s/ Jason R. Fink
Jason R. Fink
Treasurer and Governor (Principal Financial and Accounting Officer)

                In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: January 29, 2008	/s/ Brian D. Kletscher
Brian D. Kletscher
President and Governor
(Principal Executive Officer)

Date: January 29, 2008	/s/ John M. Schueller
John M. Schueller
Vice President and Governor

Date: January 29, 2008	/s/ Jason R. Fink
Jason R. Fink
Treasurer and Governor
(Principal Financial and Accounting Officer)

Date: January 29, 2008	/s/ Timothy J. Van Der Wal
Timothy J. Van Der Wal
Secretary and Governor

Date: January 29, 2008	/s/ Monica Rose Anderson
Monica Rose Anderson, Governor

Date: January 29, 2008	/s/ Russell J. Derickson
Russell J. Derickson, Governor

Date: January 29, 2008	/s/ George M. Goblish
George M. Goblish, Governor

Date: January 29, 2008	/s/ Ronald E. Jorgenson
Ronald E. Jorgenson, Governor

Date: January 29, 2008	/s/ Michael J. Landuyt
Michael J. Landuyt, Governor

Date: January 29, 2008	/s/ David G. Moldan
David G. Moldan, Governor

Date: January 29, 2008	/s/ Warren Walter Pankonin
Warren Walter Pankonin, Governor

Date: January 29, 2008	/s/ Todd A. Reif
Todd A. Reif, Governor