Form 10QSB
period 2008-01-31
HIGHWATER ETHANOL LLC
filed 2008-03-17
CIK 1371451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal quarter ended January 31, 2008

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
☐ Yes ☒ No

State the number of shares outstanding for each of the issuer’s classes of common equity as of the latest practicable date: As of March 14, 2008 there were 386 membership units outstanding.

Transitional Small Business Disclosure Format (Check one):	☐ Yes ☒ No

PART I.     FINANCIAL INFORMATION

Item 1.  Financial Statements.

HIGHWATER ETHANOL, LLC

(A Development Stage Company)

Condensed Balance Sheets

ASSETS	January 31, 2008	October 31, 2007
	(Unaudited)
Current Assets
Cash	$50,100	$98,697
Restricted cash	41,305	56,254
Prepaids and other	33,101	35,353
Total current assets	124,506	190,304

Property and Equipment
Land and land improvements	1,018,252	1,018,252
Construction in progress	1,234,769	20,854
Office equipment	17,283	17,283
Accumulated depreciation	(3,255)	(2,386)
Total property and equipment	2,267,049	1,054,003

Other Assets
Deferred offering costs	723,256	717,363
Debt issuance costs, net	681	2,209
Land options	2,000	2,000
Total other assets	725,937	721,572

Total Assets	$3,117,492	$1,965,879

LIABILITIES AND EQUITY	January 31, 2008	October 31, 2007
	(Unaudited)

Current Liabilities
Note payable	$1,100,000	$1,100,000
Accounts payable	805,558	577,231
Accounts payable - members	143,758	125,589
Construction payable	1,191,303	—
Accrued expenses	18,479	13,956
Total current liabilities	3,259,098	1,816,776

Commitments and Contingencies

Members’ Equity
Member contributions, 386 units outstanding	1,680,000	1,680,000
Deficit accumulated during development stage	(1,821,606)	(1,530,897)
Total members’ equity	(141,606)	149,103

Total Liabilities and Members’ Equity	$3,117,492	$1,965,879

Notes to Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC

(A Development Stage Company)

Condensed Statements of Operations

	Three Months Ended January 31, 2008	Three Months Ended January 31, 2007	From Inception (May 2, 2006) to January 31, 2008
	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$—	$—	$—

Operating Expenses
Professional fees	232,310	299,288	1,564,364
General and administrative	59,349	25,170	286,030
Total operating expenses	291,659	324,458	1,850,394

Operating Loss	(291,659)	(324,458)	(1,850,394)

Other Income (Expense)
Interest income	950	17,853	51,105
Other income	—	—	3,225
Interest expense	—	—	(25,542)
Total other income, net	950	17,853	28,788

Net Loss	$(290,709)	$(306,605)	$(1,821,606)

Weighted Average Units Outstanding	386	386	365

Net Loss Per Unit	$(753.13)	$(794.31)	$(4,990.70)

Notes to Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC

(A Development Stage Company)

Condensed Statement of Cash Flows

	Three Months Ended January 31, 2008	Three Months Ended January 31, 2007	From Inception (May 2, 2006) to January 31, 2008
	(Unaudited)	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net loss	$(290,709)	$(306,605)	$(1,821,606)
Adjustments to reconcile net loss to net cash from operations
Depreciation and amortization	869	353	7,107
Change in assets and liabilities
Restricted cash	(384)		(1,638)
Other receivable		(3,882)
Prepaids and other	2,252	2,394	(33,101)
Accounts payable, including members	243,872	38,683	597,752
Accrued expenses	4,523	—	18,479
Net cash used in operating activities	(39,577)	(269,057)	(1,233,007)

Cash Flows from Investing Activities
Capital expenditures	(21,084)	(9,350)	(917,769)
Payments for land options	—	(30,000)	(42,000)
Net cash used in investing activities	(21,084)	(39,350)	(959,769)

Cash Flows from Financing Activities
Proceeds from note payable	—	—	1,038,939
Release of restricted cash	15,333		15,333
Member contributions	—	—	1,680,000
Payments for deferred offering costs	(3,269)	(33,093)	(491,396)
Net cash provided by (used in) financing activities	12,064	(33,093)	2,242,876

Net Increase (Decrease) in Cash	(48,597)	(341,500)	50,100

Cash - Beginning of period	98,697	1,264,371	—

Cash - End of period	$50,100	$922,871	$50,100

Supplemental Cash Flow Information
Cash paid for interest expense	$—	$—	$23,667
Cash paid for interest capitalized	$15,333	$—	$25,333
Total	$15,333	$—	$49,000

Supplemental Disclosure of Noncash Financing and Investing Activities
Restricted cash received as part of note payable	$—	$—	$55,000

Capital expenditures included in construction payable	$1,191,303	$—	$1,311,007

Deferred offering costs included in accounts payable	$2,624	$22,259	$231,860

Debt issuance costs financed with note payable	$—	$—	$6,061

Amortization of debt issuance costs included with capitalized interest	$1,528	$—	$1,528

Land options exercised for land purchase	$—	$—	$40,000

Notes to Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC

(A Development Stage Company)

Notes to Unaudited Condensed Financial Statements

January 31, 2008

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations.  These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company’s audited financial statements for the year ended October 31, 2007, contained in the Company’s Form 10-KSB.

In the opinion of management, the interim condensed financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for fair presentation of the Company’s financial position as of January 31, 2008 and the results of operations and cash flows for all periods present.

Nature of Business

Highwater Ethanol, LLC, (a Minnesota Limited Liability Company) was organized with the intentions of developing, owning and operating a 50 million gallon dry mill corn-processing ethanol plant near Lamberton, Minnesota. The Company was formed on May 2, 2006 to have a perpetual life. Construction, including site work, began in November 2007 with expected completion in summer 2009. As of January 31, 2008, the Company is in the development stage with its efforts being principally devoted to equity raising and organizational activities.

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

Property and Equipment

Property and equipment is stated at cost.  Depreciation is provided over an estimated useful life by use of the straight line method.  Maintenance and repairs are expensed as incurred; major improvements and betterments are capitalized.

The Company has incurred substantial consulting, permitting, and other pre-construction services related to building its plant facilities.  Currently, due to substantial uncertainties regarding the Company’s ability to proceed with the ultimate facility construction until the Company has raised debt and equity financing, the Company expenses pre-construction costs as incurred.

The Company capitalizes construction costs and construction period interest as construction in progress until the assets are placed in service.  As of January 31, 2008, the Company had construction in progress of approximately $1,235,000, which includes approximately $43,000 of capitalized interest, including amounts accrued.

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

2.  GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  Through January 31, 2008, the Company generated losses since inception and has a deficit in working capital.  The Company has received interim financing.  Although the financing is secured by the land, the Company’s ability to continue as a going concern is dependent on the success of generating cash from the Company’s equity drive described in Note 4 and/or through raising additional capital and ultimately achieving the capital to proceed with the construction of the plant.  Management anticipates that, as a result of the actions listed below, the Company will continue as a going concern.  The financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

Management believes that the Company may continue to exist in its present form as a result of a successful equity drive and securing project debt financing.  However, no assurance can be given that these situations will result in furthering the start up of the Company or if additional capital will be available when needed.

3.  INTERIM FINANCING

The Company obtained a note payable for $800,000 from a bank to finance the land purchase described in Note 6.  The note carries annual interest at 7.50% and is payable in full on March 13, 2008, which was extended until April 2008.  The note is secured by a mortgage on the property and personal guarantees by the principal owner of the general contractor and by a member of the Board of Governors, who is also an investor of the Company.  In addition, the Company agreed to restrict $55,000 in cash to be used for interest payments on the loan.  As of January 31, 2008, a balance of approximately $41,300 remains in the restricted cash account.

In July 2007, the Company obtained an unsecured note payable for $300,000 from the general contractor.  The note carries interest at 7.50% and is payable in full at the earlier of financial close or January 2, 2008.  In January 2008, the Company executed an extension agreement for the note to be payable in full at the earlier of financial close or April 15, 2008.  The Company received funds under this note in August 2007.

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

The Company filed a Form SB-2 Registration Statement with the Securities and Exchange Commission (SEC) for a minimum of 4,500 and up to 6,000 membership units for sale at $10,000 per unit. The Registration Statement was declared effective on April 5, 2007.  Offering proceeds are held in escrow until the earliest of the receipt of $45,000,000 or more in cash proceeds and a written debt commitment, one year from the effective date of the registration statement, or termination of the offering and a written debt commitment.  As of March 4, 2008, the Company had subscriptions for 4,611 units totaling $46,110,000, and have collected $45,588,000 under this offering.

5.  RELATED PARTY TRANSACTIONS

A member is providing legal services for the Company.  The Company has incurred approximately $22,000 for the three months ended January 31, 2008 related to these services.

6.  COMMITMENTS AND CONTINGENCIES

Construction Contracts

The total cost of the project, including the construction of the ethanol plant and start-up expenses, is expected to approximate $110,000,000.  The Company signed an agreement in September 2006 with a general contractor, an unrelated party, to design and build the ethanol plant at a total contract price of approximately $66,026,000. The contract price is subject to changes based on corresponding changes to the Construction Cost Index (CCI), published by Engineering News-Record magazine, from January 2006 (7660.29). The estimated contract price has increased based on increases in the CCI by approximately $3,868,000 based on the CCI in March 2008 of 8109.00.  The Company budgeted a reserve for increases in the CCI of approximately $3,279,000.  The Company intends to seek additional debt financing to offset any increase in the total project cost.  The Company anticipates funding the development of the ethanol plant by raising total equity of at least $47,790,000and securing financing for up to $62,210,000, less any grants received.  The amount of debt financing needed depends on the amount of equity raised in the offering. The Company may also seek additional equity investments if necessary.  In no event will the maximum offering amount exceed $60,000,000.  The Company believes the increases in the CCI will not substantially affect the total project cost.  The agreement was initially set to terminate on March 26, 2007 unless a valid Notice to Proceed was accepted by the general contractor. The general contractor has agreed to extend the termination date several times.  Most recently, in November 2007, the general contractor agreed to extend the termination date to April 15, 2008.

Land Improvement Contracts

In November 2007, the Company entered into an agreement with an unrelated party for dirt work related to the construction of the plant for an amount of approximately $1,761,000.  The Company shall pay a monthly fee of 90% of the value based on the amount of work completed, with the remaining 10% held as retainage.  As of January 31, 2008, the Company has incurred approximately $1,020,000 under this agreement, all of which is included in construction payable and is currently guaranteed by the general contractor.

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

In September 2006, the Company entered into an option with an unrelated party to purchase approximately thirteen acres of land for $8,000 per acre until March 31, 2007. The Company paid a non-refundable option deposit of $1,000 which will apply towards the purchase price if the buyer elects to complete the purchase. In March 2007, the Company extended the option through September 30, 2007, which was further extended to December 31, 2008.

Consulting contracts

In May 2006, the Company entered into an agreement with an unrelated party for preliminary engineering services to develop a conceptual railway service. The fee for these services will be approximately $6,000 plus reimbursable expenses, with monthly progress billings throughout the agreement.  In July 2006, the agreement was expanded to include the design and specifications of a conceptual railway service for a lump sum fee of $85,000. As of January 31, 2008, the Company has incurred approximately $68,000 related to this agreement.

In June 2007, the Company entered into an agreement with an unrelated party to be the exclusive provider of electricity for the plant. The agreement is to commence the earlier of the first day of the month in which the plant begins operations or June 1, 2008. The agreement is to remain in effect for a period of ten years following commencement. The rates for these services will be a fixed charge of $12,000 per month along with monthly electric usage based on rates listed in the agreement. The rates for the first five years of the agreement are guaranteed.  The estimated construction cost of the electrical infrastructure is $1,300,000.  If the plant is not completed as planned or if the plant does not continue in operations for the entire term of the contract, the Company is liable for incurred project costs to date minus any salvage value.   The agreement requires the Company to provide a Letter of Credit upon request in the amount of $700,000 for the period of the construction and continuing for one year after commercial operation.

In September 2007, the Company entered into a consulting agreement with an unrelated party for assistance in negotiating financing activities. The Company paid a retainer of $10,000 and will pay an additional $10,000 for the following 30 day period and thereafter every 30 day period at the Company’s discretion, plus a success fee of .75% of any financings accepted by the Company, except for any financing provided by First National Bank of Omaha of which the success fee shall be ..10%.  The agreement provides for reimbursement of expenses. The Company is currently negotiating with the consultant to terminate the contract.  As of January 31, 2008, a total of $20,000 was incurred.

Marketing Agreements

In September 2006, the Company entered into a marketing agreement with an unrelated party to purchase, market, and distribute all the ethanol produced by the Company. The Company will pay the buyer one percent of the net sales price for certain marketing costs. The initial term is for two years beginning in the month when ethanol production begins with a one year renewal option.

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

Item 2.    Management’s Discussion and Analysis or Plan of Operation.

Forward Looking Statements

This report contains forward-looking statements that involve future events, our future performance and our expected future operations and actions.  In some cases you can identify forward-looking statements by the use of words such as “may,” “will,” “should,” “anticipate,” “believe,” “expect,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions.  These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties.  Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the following factors:

•	Investors’ ability to pay the outstanding balances on promissory notes after the closing of the offering;

•	Our ability to obtain the debt financing necessary to construct and operate our plant;

•	Our ability to obtain the equity financing necessary to construct and operate our plant;

•	Changes in our business strategy, capital improvements or development plans;

•	Construction delays and technical difficulties in constructing the plant;

•	Increases in the cost of construction;

•	Changes in the environmental regulations that apply to our plant site and operations;

•	Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries;
•	Changes in the availability and price of corn and natural gas and the market for ethanol and distillers grains;

•	Changes in federal and/or state laws (including the elimination of any federal and/or state ethanol tax incentives);

•	Changes and advances in ethanol production technology; and

•	Competition from alternative fuel additives.

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

Overview

Highwater Ethanol, LLC is a development-stage Minnesota limited liability company. It was formed on May 2, 2006 for the purpose of raising capital to develop, construct, own and operate a 50 million gallon per year ethanol plant near Lamberton, Minnesota.  We have not yet engaged in the production of ethanol and distillers grains. Based upon engineering specifications from Fagen, Inc., we expect the ethanol plant, once built, will process approximately 18.5 million bushels of corn per year into 50 million gallons of denatured fuel grade ethanol and 160,000 tons of dried distillers grains with solubles.  Construction of the project is expected to take 16 to 18 months from the date construction commences. We commenced site work in November 2007. We expect to issue our notice to proceed with construction to Fagen, Inc., our design-builder within the next fiscal quarter.   We anticipate that our plant will be operational in summer of 2009.

We are financing the development and construction of the ethanol plant with a combination of equity and debt.  Through private placements, we raised aggregate proceeds of $1,680,000 to fund our development, organizational and offering expenses.  In March 2007, we obtained interim financing in the amount of $800,000 from a bank to finance our land purchase for our site.  We executed a promissory note which is secured by a mortgage on our two parcels of property.  The note is payable in full on March 13, 2008, which has been extended until April 2008. We have received a $300,000 loan from Fagen, Inc., our design-builder, to provide us with additional capital to help fund our expenses. The loan was payable in full at the earlier of financial close or January 2, 2008, which has been extended to April 15, 2008.  However, there is no guarantee that our interim financing will supply us with sufficient cash to cover our costs until we close on our anticipated debt financing or release funds from escrow.

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

As of March 4, 2008, we have received subscriptions for approximately 4,611 units, for an aggregate amount of approximately $46,110,000.  However, we have not yet closed the offering or released funds from escrow. We will close our offering no later than April 5, 2008.

We will require a significant amount of debt financing to complete our project.  We will not release funds from escrow until we have obtained a commitment for the necessary debt financing and have satisfied certain other conditions. We are engaging in discussions with potential senior lenders, however, no agreement has been executed yet. If we do not secure the necessary debt financing, we will not be able to construct our proposed ethanol plant and may have to abandon our business.

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

     We are still in the development phase, and until the ethanol plant is operational, we will generate no revenue. We have incurred and will continue to incur net losses until the ethanol plant is operational. Since we have not yet become operational, we do not yet have comparable income, production or sales data.

Plan of Operations to Start-Up of the Ethanol Plant

We expect to spend at least the next 12 months focused on completion of project capitalization, site development, and plant construction.  We began site work in November 2007.  We have not yet issued our notice to proceed with construction to Fagen, Inc. but expect to do so within the next fiscal quarter.  We do not expect to complete construction and begin operations until 16 to 18 months from the commencement of construction.

Assuming the successful completion of our registered offering and execution of debt financing agreements, we expect to have sufficient cash on hand to cover all costs associated with construction of the project, including, but not limited to, site development, utilities, construction and equipment acquisition.

Project Capitalization

In the next fiscal quarter, our primary focus is expected to be on project capitalization.  We expect to raise adequate equity through our registered offering, collect the offering proceeds from investors, identify potential sources of debt financing, secure a written debt financing commitment from a senior lender and close on our debt financing.

Through January 31, 2008, we generated losses and have a deficit in working capital.  We also purchased two parcels of land in March 2007.  We obtained an $800,000 note from a bank to finance the purchase of our land for our plant site.  The note is secured by a mortgage on our two parcels of property, a personal guarantee from Ron Fagen, the principal owner of our design-build contractor, and by a limited personal guarantee from Warren Pankonin, a member of our board of governors and a seed capital investor in our project.  In addition, we have received a $300,000 loan from Fagen, Inc., our design-builder.  The loan carries interest at 7.50% and is payable in full at the earlier of financial close or April 15, 2008.  However, there is no guarantee that we will be able to repay these loans in a timely manner or at all.  Although we have received interim financing, our ability to continue is dependent on the success of generating cash from our equity drive and obtaining our debt financing so that we may ultimately proceed with the construction of the plant.  If we are unable to obtain our debt financing or close on our registered offering we will be forced to abandon our project altogether.

We have not yet closed on our registered offering.  Our registered offering is for a minimum of 4,500 units and a maximum of 6,000 units at a purchase price of $10,000 per unit. The minimum aggregate offering amount is $45,000,000 and the maximum aggregate offering amount is $60,000,000.  As of March 4, 2008, we have received subscriptions for approximately 4,611 units from investors, for an aggregate amount of approximately $46,110,000.   Our subscription procedures require subscribers to send 10% of the amount due at the time they sign the subscription agreement.  At that time, investors were also required to provide a promissory note for the remainder of the amount due.  In September 2007, we called the remaining 90% due under the promissory notes.  To date, we have collected and placed into our escrow account approximately $45,588,000 of the outstanding proceeds. We may be unable to collect from our subscribers the remaining funds owed to us. We will not release funds from escrow until we obtain a written debt financing commitment for the debt financing we need and satisfy certain other conditions.  We are currently in discussions with potential lenders, but have no commitments or agreements in place.

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

Site Acquisition and Development

We expect to continue work principally on the preliminary design and development of our proposed ethanol plant, the development of our plant site in Redwood County, Minnesota, obtaining the permits necessary to operate the plant, identifying potential sources of debt financing and negotiating utility and other contracts.  We plan to fund these initiatives using interim financing.  If we do not have sufficient interim financing, we may be forced to abandon our project altogether.  Likewise, if we are unable to raise sufficient capital in our registered offering or otherwise obtain other funds, we may need to discontinue our project.

In March 2007, we purchased approximately 125 acres of land related to two adjacent land options that were exercised in December 2006.  The total purchase price was approximately $876,000.   This property is subject to a mortgage given to secure an $800,000 note from a bank to finance the purchase of the property.  The note carries annual interest at 7.50% and is payable in full on March 13, 2008, which has been extended to April 2008.

In September 2006, we obtained the right and option to purchase two additional adjacent parcels of land.  The first is to purchase approximately six to twelve acres of land for $7,000 per acre until December 31, 2008.  We paid $1,000 for the option which will apply towards the purchase price if we elect to complete the purchase.  The second is to purchase approximately 13 acres of land for $8,000 per acre until September 30, 2007, which has been extended until December 31, 2008.  We paid $1,000 for the option which will apply towards the purchase price if we elect to complete the purchase.

Plant Construction and Start-Up of Plant Operations

 We expect construction of the proposed plant to take approximately 16 to 18 months after construction commences.  Our activities during this period will include completion of the final design and development of the plant.  We also plan to negotiate and execute final contracts concerning the construction of the plant and provision of necessary electricity, natural gas and other power sources.  We expect to finance these activities using our interim financing until we are able to close on our equity and debt financing and release funds from escrow.

On September 28, 2006, we entered into a design-build contract with Fagen, Inc. for the design and construction of our ethanol plant for a total price of 66,026,000, which does not include the anticipated cost of our water treatment facility, any change orders, or increases in the CCI costs escalator provision contained in the design-build agreement.  Our design-build agreement with Fagen, Inc. provides for an upward adjustment of the construction price in an amount equal to the percentage increase in the CCI for the month in which we give notice to proceed to Fagen, Inc., over the CCI published for January 2006.  The amount of the contract price increase will be equal to the increase in the CCI based upon the January 2006 CCI of 7660.29.  Due to the increase in the CCI, as of March 2008, the estimated increase in the contract price is approximately $3,868,000 based upon the CCI in March 2008 of 8109.  We have included in our budget $3,279,250 for construction contingency to help offset any increases in construction costs. However, this allowance is not sufficient to offset the increased costs we will face. We intend to seek additional debt financing to offset any increase in the total project cost.  We may also seek additional equity investments in our offering if necessary.  In no event will we exceed the maximum offering amount of $60,000,000.  In addition, our contract price assumes the use of non-union labor.  If Fagen, Inc. is required to employ union labor, excluding union labor for the grain system and energy center, the contract price will be increased to include any increased costs associated with the use of union labor.  We agreed to pay a mobilization fee of $5,000,000 to Fagen, Inc. when we issue our notice to proceed with construction pursuant to the terms of the design-build contract. The design-build agreement as amended states that the design-builder must receive a valid notice to proceed from us by November 15, 2007 or the Design-Build Agreement may be terminated.  That date has been extended to April 15, 2008. However, there is no guarantee that Fagen, Inc. will not terminate our design-build agreement if we are unable to obtain a written debt financing commitment and issue our notice to proceed prior to April 15, 2008.

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

Construction of the project is expected to take 16 to 18 months from the date construction commences.  We commenced site work in November 2007.  We expect to issue notice to proceed with construction to Fagen, Inc. within the next fiscal quarter.  We anticipate completion of plant construction in summer 2009.

Assuming the successful completion of our offering and our obtaining the necessary debt financing, we expect to have sufficient cash on hand to cover construction and related start-up costs necessary to make the plant operational.  We estimate that we will need approximately $78,526,000 to construct the plant and our water treatment facility, subject to construction cost index increases, and a total of approximately $31,474,000 to cover all other expenditures necessary to complete the project, commence plant operations and produce revenue.  We have budged $3,279,250 for the CCI increases.  However, based on the CCI for March 2008, the increase had exceeded the budgeted reserve.  We intend to seek additional debt financing to offset any increase in the total project cost.  We may also seek additional equity investments in our offering if necessary.  In no event will we exceed the maximum offering amount of $60,000,000.

We must obtain debt financing in order to complete construction on the ethanol plant.  The amount and nature of the debt financing that we are seeking is subject to the interest rates and the credit environment as well as other economic factors over which we have no control.  We have no binding contracts or commitments with any bank, lender or financial institution for our debt financing.  We do not expect to issue our notice to proceed with construction to Fagen, Inc. before we obtain a written debt financing commitment.

Marketing Agreements

Ethanol Marketing Agreement

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

Distillers Grain Marketing Agreement

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

Energy Management Agreement

We have entered into an energy management agreement with U.S. Energy Services, Inc. pursuant to which U.S. Energy will provide us with the necessary natural gas management services. Some of their services may include an economic comparison of distribution service options, negotiation and minimization of interconnect costs, submission of the necessary pipeline “tap” request, supplying the plant with and/or negotiating the procurement of natural gas, development and implementation of a price risk management plan targeted at mitigating natural gas price volatility and maintaining profitability, providing consolidated monthly invoices that reflect all natural gas costs, and U.S. Energy will be responsible for reviewing and reconciling all invoices. In exchange for these services, we will pay U.S. Energy a monthly retainer fee of $3,050 for an initial contract term of 12 months.  If we decide to utilize U.S. Energy’s hedging service we will have to pay an additional $.01 per MMBTu administrative fee for physical or financial natural gas hedging.  Additional fees may apply for additional services and for time and travel.

Permitting and Regulatory Activities

We will be subject to extensive air, water and other environmental regulations.  We have obtained the required air and construction permits necessary to begin construction of the plant and are in the process of obtaining any additional permits necessary to operate the plant.   Fagen, Inc. and Earth Tech Consulting, Inc. are coordinating and assisting us with obtaining certain environmental permits, and advising us on general environmental compliance.  In addition, we will retain consultants with expertise specific to the permits being pursued to ensure all permits are acquired in a cost efficient and timely manner.

We have received our Air Emissions Permit, a Stormwater permit and an Above Ground Storage Tank Permit.  We expect to receive our Environmental Assessment Worksheet within the next fiscal quarter.  In addition, we have submitted our application for our Permit for Discharge of Stormwater During Construction Activities.

The remaining permits will be required shortly before or shortly after we begin to operate the plant.  If for any reason any of these permits are not granted, construction costs for the plant may increase, or the plant may not be constructed at all.  Currently, we do not anticipate problems in obtaining the required permits; however, such problems may arise in which case our plant may not be allowed to operate

Trends and Uncertainties Impacting the Ethanol Industry

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

We expect to benefit from federal ethanol supports and federal tax incentives. Changes to these supports or incentives could significantly impact demand for ethanol, and could negatively impact our business. On August 8, 2005, President George W. Bush signed into law the Energy Policy Act of 2005 which contained numerous provisions that favorably impacted the ethanol industry by enhancing both the production and use of ethanol. Most notably, the Energy Policy Act created a 7.5 billion gallon renewable fuels standard (the “RFS”). The RFS is a national renewable fuels mandate as to the total amount of national renewable fuels usage but allows flexibility to refiners by allowing them to use renewable fuel blends in those areas where it is most cost-effective rather than requiring renewable fuels to be used in any particular area or state.   The recently enacted Energy Independence and Security Act (the “Act”) amended the RFS to set the volume at 9 billion gallons in 2008, increasing to 36 billion gallons in 2022.  The Act expanded the definition of several renewable fuels which may be used by blenders to meet the RFS requirement.  However, the RFS now includes conventional biofuels, advanced biofuels, cellulosic biofuels and biodiesel, all of which can be used to meet the RFS.  In addition, the RFS total annual requirement is allocated differently in each subsequent year to encourage the use of more cellulosic biofuels, advanced biofuels and biodiesel.  The RFS for conventional biofuel, including corn-based ethanol, will reach 15 billion gallons in 2015 and will not increase in subsequent years.  This may have a negative effect on our ability to market our corn-based ethanol or compete with non-conventional biofuels, including cellulosic.

Ethanol production continues to rapidly grow as additional plants and plant expansions become operational. According to the Renewable Fuels Association, as of February 22, 2008, 143 ethanol plants were producing ethanol with a combined annual production capacity of 8.16 billion gallons per year and current expansions and plants under construction constituted an additional future production capacity of 5.25 billion gallons per year.  Excess capacity in the ethanol industry will have an adverse effect on our results of operations, cash flows and financial condition once we are operational.  In a manufacturing industry with excess capacity, producers have an incentive to manufacture additional products for so long as the price exceeds the marginal cost of production (i.e., the cost of producing only the next unit, without regard to interest, overhead or fixed costs).  This incentive can result in the reduction of the market price of ethanol to a level that is inadequate to generate sufficient cash flow to cover costs.  As ethanol production continues to grow in 2008, we expect continued pressure on the ethanol prices.  If the demand for ethanol does not grow at the same pace as increases in supply, we expect the price for ethanol to continue to decline.  Declining ethanol prices will result in lower revenues and may reduce or eliminate profits causing the value of your investment to be reduced.

Increased ethanol production has led to increased availability of distillers grains, which has resulted in a larger supply.  Continued increased supply of dried distillers grains on the market from other plants could reduce the price we will be able to charge for our distillers dried grains.  This could have a negative impact on our revenues.

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

Trends and Uncertainties Impacting the Corn and Natural Gas Markets and Our Cost of Goods Sold

We expect our future cost of goods sold will consist primarily of costs relating to the corn and natural gas supplies necessary to produce ethanol and distillers grains for sale. As of February 8, 2008, United States Department of Agriculture estimated the 2007 corn crop at 13.07 billion bushels, which is 24 percent larger than the 2006 corn crop.  Despite the large 2007 corn crop, corn prices have increased sharply since 2006 and remained high throughout 2007 and into 2008.  We expect the price of corn to remain at current price levels well into 2008. Although we do not expect to begin operations until summer 2009, we expect continued volatility in the price of corn, which could significantly impact our cost of goods sold.  The number of operating and planned ethanol plants in our immediate surrounding area and nationwide will also significantly increase the demand for corn. This increase will likely drive the price of corn upwards in our market which will impact our ability to operate profitably.

There is no assurance that a corn shortage will not develop, particularly if there are other ethanol plants competing for corn, an extended drought or other production problems. Historical grain pricing information indicates that the price of grain has fluctuated significantly in the past and may fluctuate significantly in the future. Because the market price of ethanol is not related to grain prices, ethanol producers are generally not able to compensate for increases in the cost of grain feedstock through adjustments in prices charged for their ethanol. We, therefore, anticipate that our plant’s profitability will be negatively impacted during periods of high corn prices.  However, the negative impact on profitability resulting from high corn prices may be mitigated, in part, by the increased value of the distillers grains we intend to market, as the price of corn and the price of distillers grains tend to fluctuate in tandem.

Natural gas is also an important input commodity to our manufacturing process. We estimate that our natural gas usage will be approximately 15% to 20% of our annual total production cost. We use natural gas to dry our distillers grain products to moisture contents at which they can be stored for extended periods of time and transported greater distances.  The most recent declines in natural gas values are attributed to an increased volume of stored natural gas in the United States market.  We expect continued volatility in the natural gas market. Any ongoing increases in the price of natural gas will increase our cost of production and may negatively impact our future profit margins.

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

The Act also authorizes several grants for the advancement of the renewable fuels industry.  It authorizes $500 million annually for 2008 to 2015 for the production of advanced biofuels that have at least an 80% reduction in GHG emissions.  In addition, it authorizes $25 million annually in 2008 through 2010 for research and development and commercial application of biofuels production in states with low rates of ethanol and cellulosic ethanol production.  Further, $200 million annually in 2008 through 2014 is authorized for infrastructure grants for the installation of E85 fuel pumps.  Funding is also dedicated for government departments to conduct studies on the feasibility of constructing a dedicated ethanol pipeline, the adequacy of rail transportation of renewable fuel and the impact of the RFS program on various industries such as the livestock and food industry.  As enacted, the Act’s provisions did not include any new tax incentives for the production or use of renewable fuels; however, remaining tax incentives remain in force.

Advances and changes in the technology used to produce ethanol may make the technology we installed in our plant less desirable or obsolete.  These advances could also allow our competitors to produce ethanol at a lower cost than us.  If we are unable to adopt or incorporate technological advances, our ethanol production methods and processes could be less efficient than our competitors, which could cause our plant to become uncompetitive or completely obsolete.

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

The following table represents some of the anticipated positions within the plant and the minimum number of individuals we expect will be full-time personnel:

Position	# Full-Time Personnel
General Manager	1
Plant Manager	1
Commodities Manager	1
Controller	1
Lab Manager	1
Lab Technician	2
Secretary/Clerical	3
Office Manager	1
Shift Supervisor	4
Maintenance Supervisor	1
Maintenance Craftsmen	4
Plant Operators	12
TOTAL	32

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

Liquidity and Capital Resources

Sources of Funds

Through our previous private placements, we raised $1,680,000 of seed capital equity to fund our development, organizational and offering expenses. In March 2007, we obtained an $800,000 note from a bank  to finance our land purchase for our site.  We executed a promissory note which is secured by a mortgage on our two parcels of property.  The note is payable in full on March 13, 2008 which has been extended to April 2008.  We have received a $300,000 loan from Fagen, Inc., our design-builder, to provide us with additional capital to help fund our expenses. The loan was payable in full at the earlier of financial close or January 2, 2008, which has been extended to April 15, 2008.  However, there is no guarantee that our interim financing will supply us with sufficient cash to cover our costs until we close on our anticipated debt financing or release funds from escrow.

We filed a Registration Statement for an initial public offering of our units with the Securities and Exchange Commission on Form SB-2 (SEC Registration No. 333-137482), as amended, which became effective on April 5, 2007.  We also registered the units with the state securities authorities in Florida, Georgia, Illinois, Iowa, Kansas, Louisiana, Minnesota, Missouri South Dakota and Wisconsin.  We plan to raise a minimum of $45,000,000 and a maximum of $60,000,000 in the offering and secure the balance needed to construct the plant through federal, state and local grants and debt financing.  As of March 4, 2008, we received subscriptions for approximately 4,611 units, for an aggregate amount of approximately $46,110,000.  In September 2007, we called the remaining 90% due under the promissory notes.  To date, we have collected and placed into our escrow account approximately $45,588,000 of the outstanding proceeds. We have not yet closed the offering or released funds from escrow.  Our offering terminates no later than April 5, 2008.  If we do not obtain a written debt financing commitment prior to our offering closing we will not be able to release funds from escrow.  We are engaging in discussions with potential senior lenders, however, no agreement has been executed yet.  If we do not secure the necessary debt financing, we will not be able to construct our proposed ethanol plant and may have to abandon our business.

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

Estimated Sources of Funds (1)		Percent
Offering Proceeds (2)	$46,110,000	41.92%
Seed Capital Proceeds (3)	$1,680,000	1.53%
Senior Debt Financing (4)	$62,210,000	56.55%
Estimated Total Sources of Funds	$110,000,000	100.00%

(1)                                                   The amount of estimated offering proceeds and senior debt financing may be adjusted depending on the level of grants or bond financing we are able to obtain and the amount of any line of operating credit or interim financing we are able to obtain.

(2)                                                   As of March 4, 2008, we had subscriptions from investors for approximately $46,110,000.

(3)                                                   We issued a total of 386 units in our two private placements in exchange for proceeds of $1,680,000.  We issued a total of 236 units to our seed capital investors at a price of $5,000.00 per unit. In addition, we issued 150 units to our founders at a price of $3,333.33 per unit.

(4)                                                   We currently do not have a definitive loan agreement with a senior lender for debt financing in the amount of $62,210,000.  We are engaging in discussions with potential lenders, but have no commitments or agreements in place.  If we are unable to obtain a written debt financing commitment we may be forced to abandon our project altogether.  We intend to seek additional debt financing to offset any increase in the total project cost.

We do not expect to issue our notice to proceed with construction to Fagen, Inc. until we obtain a written debt financing commitment.

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

Quarterly Financial Results

As of January 31, 2008, we had cash of approximately $50,000 and total assets of approximately $3,117,000, which includes approximately $1,235,000 in construction in progress and approximately $723,000 in deferred offering costs.  As of January 31, 2008, we had current liabilities of approximately $3,259,000 consisting mainly of our notes payable in the amount of $1,100,000, accounts payable in the amount of approximately $806,000 and construction payable in the amount of approximately $1,191,000.  Total members equity as of January 31, 2008, was a deficit of approximately $142,000.  Since inception, we have generated no revenue from operations, and as of January 31, 2008, have accumulated net losses of approximately $1,822,000 due to start-up and development costs.

We raised $1,680,000 in seed capital through previous private placements.  We have used the proceeds to fund development and organizational needs. In March 2007, we obtained an $800,000 note from a bank to finance the purchase of the property for our site.  The note carries annual interest at 7.50% and is payable in full on March 13, 2008, which has been extended to April 2008.  In addition, we have received a $300,000 unsecured note from Fagen, Inc., our design-builder.  The note carries interest at 7.50% and was payable in full at the earlier of financial close or January 2, 2008, which has been extended to the earlier of financial close or April 15, 2008.  There is no guarantee the $300,000 loan will supply us with enough cash to cover our costs until we close on our equity offering and debt financing or release funds from escrow.    If we are unable to cover our costs until we close on our equity offering and debt financing or release funds from escrow, we may be forced to abandon our project altogether.

As of March 4, 2008, we received subscriptions for approximately 4,611 units through our registered offering for an aggregate amount of approximately $46,110,000.  We have not yet released funds from escrow.  Our offering will terminate no later than April 5, 2008. We will not release funds from escrow until we obtain a written debt financing commitment for the debt financing we need.  We are in discussions with potential lenders, but have no commitments or agreements in place.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3.         Controls and Procedures

Our management, including our President (the principal executive officer), Brian Kletscher, along with our Treasurer, (the principal financial officer), Jason R. Fink, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2008.  Based upon this review and evaluation, these officers have concluded that our disclosure controls and procedures were not effective based upon the material weaknesses discussed in our Annual Report for the fiscal year ending October 31, 2007 filed on Form 10-KSB.  We are in the process of identifying ways to strengthen our internal controls including enhancing our internal control systems and procedures to assure that these weaknesses are corrected and remediated.  However, to date nothing has changed since our disclosure of material weaknesses in our Annual Report.

Our management, consisting of our President and our Treasurer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred as of January 31, 2008, and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

We registered a total of 6,000 units at $10,000 per unit for an aggregate maximum gross offering price of $60,000,000.  As of March 4, 2008, we received subscriptions for approximately 4,611 units, for an aggregate amount of $46,110,000.  We have not yet released funds from escrow.  Our offering will close no later than April 5, 2008.  In September 2007, we called the remaining 90% due under the promissory notes.  To date, we have collected and placed into our escrow account approximately $45,588,000 of the outstanding proceeds.

Pursuant to our prospectus, all subscription payments from the offering are deposited in an escrow account.  We have not yet met the conditions to breaking escrow.  We will not break escrow until we satisfy the following conditions: (1) the cash subscription proceeds in the escrow account equals or exceeds $45,000,000, exclusive of interest; (2) our receipt of a written debt financing commitment for debt financing ranging from approximately $48,320,000 to $63,320,000, depending on the amount necessary to fully capitalize the project; (3) we have signed a definitive design build agreement with Fagen, Inc.; (4) we have been issued the environmental permits necessary to construct the ethanol plant; (5) we elect, in writing, to terminate the escrow agreement; (6) we have sent an affidavit prepared by our escrow agent to the states in which our units are registered stating that conditions (1), (2), (3), (4) and (5) have been met and shall have provided to the Commissioner of the Minnesota Department of Commerce documentation that the foregoing conditions have been met; and (7) we obtain consents to releasing funds from escrow from each state securities department from which such consent is required provided, however, that none of the funds, regardless of the state of residence of the investor contributing such funds, shall be released until the Commissioner of the Minnesota Department of Commerce has authorized the release of the Deposited Funds.  To date, we have satisfied conditions (1), (2), (3) and (4).

For the period detailed by this report, we did not receive or use any net offering proceeds.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Submission of Matters to a Vote of Security Holders

None.

Item 5.   Other Information

None.

Item 6.   Exhibits

The following exhibits are filed as part of, or are incorporated by reference into, this report:

Exhibit No.	Description	Method of Filing
10.1	Fifth Amendment to Lump Sum Design-Build Agreement between Highwater Ethanol, LLC and Fagen, Inc.	*

31.1	Certificate Pursuant to 17 CFR 240.13a-14(a)	*

31.2	Certificate Pursuant to 17 CFR 240.13a-14(a)	*

32.1	Certificate Pursuant to 18 U.S.C. § 1350	*

32.2	Certificate Pursuant to 18 U.S.C. § 1350.	*

(*)          Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HIGHWATER ETHANOL, LLC

Date:	March 17, 2008	/s/ Brian Kletscher
Brian Kletscher
Chairman and President (Principal Executive Officer)

Date:	March 17, 2008	/s/ Jason R. Fink
Jason R. Fink
Treasurer (Principal Financial and Accounting Officer)