Form 10QSB
period 2008-04-30
HIGHWATER ETHANOL LLC
filed 2008-06-13
CIK 1371451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal quarter ended April 30, 2008

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
☐ Yes ☒ No

State the number of shares outstanding for each of the issuer’s classes of common equity as of the latest practicable date: As of June 10, 2008 there were 4,953 membership units outstanding.

Transitional Small Business Disclosure Format (Check one):	☐ Yes ☒ No

PART I.     FINANCIAL INFORMATION

Item 1.  Financial Statements.

HIGHWATER ETHANOL, LLC

(A Development Stage Company)

Condensed Balance Sheets

	April 30,	October 31,
	2008	2007
	(Unaudited)
ASSETS
Current Assets
Cash	$37,379,736	$98,697
Restricted cash	12,839,245	56,254
Prepaids and other	25,046	35,353
Total current assets	50,244,027	190,304

Property and Equipment
Land and land improvements	1,239,653	1,018,252
Construction in progress	13,745,559	20,854
Office equipment	18,166	17,283
Accumulated depreciation	(4,111)	(2,386)
Total property and equipment	14,999,267	1,054,003

Other Assets
Restricted cash	2,037,155	—
Deferred offering costs	—	717,363
Debt issuance costs, net	1,580,400	2,209
Land options	—	2,000
Total other assets	3,617,555	721,572

Total Assets	$68,860,849	$1,965,879

	April 30,	October 31,
	2008	2007
	(Unaudited)
LIABILITIES AND EQUITY
Current Liabilities
Note payable	$—	$1,100,000
Accounts payable	458,433	577,231
Accounts payable - members	33,823	125,589
Construction payable	7,986,190	—
Accrued expenses	5,754	13,956
Total current liabilities	8,484,200	1,816,776

Long-Term Debt	15,180,000	—

Commitments and Contingencies

Members’ Equity
Member contributions, net of costs related to capital contributions, 4,953 and 386 units outstanding at April 30, 2008 and October 31, 2007	46,653,590	1,680,000
Subscription receivable	(9,000)	—
Deficit accumulated during development stage	(1,447,941)	(1,530,897)
Total members’ equity	45,196,649	149,103

Total Liabilities and Members’ Equity	$68,860,849	$1,965,879

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC

(A Development Stage Company)

Condensed Statement of Operations

	Three Months	Three Months
	Ended	Ended
	April 30, 2008	April 30, 2007
	(Unaudited)	(Unaudited)

Revenues	$—	$—

Operating Expenses
Professional fees	232,901	411,943
General and administrative	141,795	44,133
Total operating expenses	374,696	456,076

Operating Loss	(374,696)	(456,076)

Other Income (Expense)
Interest income	736,017	6,832
Other income	12,344	2,100
Interest expense	—	(8,000)
Total other income, net	748,361	932

Net Income (Loss)	$373,665	$(455,144)

Weighted Average Units Outstanding	1,908	386

Net Income (Loss) Per Unit	$195.84	$(1,179.13)

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC

(A Development Stage Company)

Condensed Statements of Operations

	Six Months	Six Months	From Inception
	Ended	Ended	(May 2, 2006)
	April 30, 2008	April 30, 2007	to April 30, 2008
	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$—	$—	$—

Operating Expenses
Professional fees	465,211	711,231	1,797,265
General and administrative	201,144	69,303	427,825
Total operating expenses	666,355	780,534	2,225,090

Operating Loss	(666,355)	(780,534)	(2,225,090)

Other Income (Expense)
Interest income	736,967	24,685	787,122
Other income	12,344	2,100	15,569
Interest expense	—	(8,000)	(25,542)
Total other income, net	749,311	18,785	777,149

Net Income (Loss)	$82,956	$(761,749)	$(1,447,941)

Weighted Average Units Outstanding	1,139	386	555

Net Income (Loss) Per Unit	$72.83	$(1,973.44)	$(2,608.90)

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC

(A Development Stage Company)

Condensed Statement of Cash Flows

	Six Months	Six Months	From Inception
	Ended	Ended	(May 2, 2006)
	April 30, 2008	April 30, 2007	to April 30, 2008
	(Unaudited)	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net income (loss)	$82,956	$(761,749)	$(1,447,941)
Adjustments to reconcile net income (loss) to net cash from operations
Depreciation and amortization	3,934	1,692	10,172
Other	—	—	(1,254)
Change in assets and liabilities
Prepaids and other	10,307	(28,666)	(25,046)
Accounts payable, including members	1,456	152,708	475,040
Accrued expenses	(8,202)	8,000	5,754
Net cash provided by (used in) operating activities	90,451	(628,015)	(983,275)

Cash Flows from Investing Activities
Capital expenditures	(220,284)	(845,750)	(1,215,819)
Construction in progress	(5,718,982)	—	(5,739,836)
Payments for land options	—	(30,000)	(42,000)
Net cash used in investing activities	(5,939,266)	(875,750)	(6,997,655)

Cash Flows from Financing Activities
Proceeds from note payable	—	738,939	1,038,939
Payments on notes payable	(1,100,000)	—	(1,100,000)
Restricted cash	36,721	—	36,721
Member contributions, net of subscription receivable	45,661,000	—	47,341,000
Forfeited investor deposits	40,000	—	40,000
Payments for deferred offering costs	(231,067)	(150,727)	(719,194)
Payments for debt issuance costs	(1,276,800)	—	(1,276,800)
Net cash provided by financing activities	43,129,854	588,212	45,360,666

Net Increase (Decrease) in Cash	37,281,039	(915,553)	37,379,736

Cash - Beginning of period	98,697	1,264,371	—

Cash - End of period	$37,379,736	$348,818	$37,379,736

Supplemental Cash Flow Information
Cash paid for interest expense	$—	$—	$23,667
Cash paid for interest capitalized	$69,105	$—	$79,105
Total	$69,105	$—	$102,772

Supplemental Disclosure of Noncash Financing and Investing Activities
Restricted cash received as part of capital lease	$14,876,400	$—	$14,876,400
Restricted cash received as part of note payable	$—	$55,000	$55,000
Capital expenditures included in construction payable	$7,986,190	$—	$6,546,188
Capital expenditures paid from restricted cash	$19,533	$—	$19,533
Deferred offering costs included in accounts payable	$—	$133,003	$—
Debt issuance costs financed through capital lease	$303,600	$—	$303,600
Debt issuance costs financed with note payable	$—	$6,061	$6,061
Costs of raising capital offset against equity raised	$736,410	$—	$736,410
Costs of raising capital included in accounts payable	$17,216	$—	$17,216
Land options exercised for land purchase	$2,000	$40,000	$42,000

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC

(A Development Stage Company)

Notes to Unaudited Condensed Financial Statements

April 30, 2008

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

In the opinion of management, the interim condensed financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for fair presentation of the Company’s financial position as of April 30, 2008 and the results of operations and cash flows for all periods present.

Nature of Business

Highwater Ethanol, LLC, (a Minnesota Limited Liability Company) was organized with the intentions of developing, owning and operating a 50 million gallon dry mill corn-processing ethanol plant near Lamberton, Minnesota. The Company was formed on May 2, 2006 to have a perpetual life. As of April 30, 2008, the Company is in the development stage with its efforts being principally devoted to organizational activities and construction of the plant.  The Company anticipates completion of the plant in summer of 2009.

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

Restricted Cash

The Company maintains cash balances as part of the capital lease financing agreement described in Note 5.

Property and Equipment

Property and equipment is stated at cost.  Depreciation is provided over an estimated useful life by use of the straight line method.  Maintenance and repairs are expensed as incurred; major improvements and betterments are capitalized.  The present value of capital lease obligations is classified as long-term debt and the related assets will be included with property and equipment.  Amortization of property and equipment under capital lease will be included with depreciation expense.

The Company capitalizes construction costs and construction period interest as construction in progress until the assets are placed in service.  As of April 30, 2008, the Company had construction in progress of approximately $13,746,000, which includes approximately $79,000 of capitalized interest, including amounts accrued.

HIGHWATER ETHANOL, LLC

(A Development Stage Company)

Notes to Unaudited Condensed Financial Statements

April 30, 2008

Carrying Value of Long-Lived Assets

The Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life.

Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

Deferred Offering Costs

The Company defers the costs incurred to raise equity financing until that financing occurs. At such time that the issuance of new equity occurs, these costs will be netted against the proceeds received.  In  April 2008, the issuance of new equity occurred and approximately $736,000 of offering costs were netted against the proceeds received.

Debt Issuance Costs

Costs associated with the issuance of debt are recorded as debt issuance costs and are amortized over the term of the related debt by use of the effective interest method.

2.  INTERIM FINANCING

The Company had a note payable for $800,000 from a bank to finance a land purchase.  The note carried annual interest at 7.50% and was repaid in April 2008.

In July 2007, the Company obtained an unsecured note payable for $300,000 from the general contractor.  The note carried interest at 7.50% and was payable in full at the earlier of financial close or January 2, 2008.  In January 2008, the Company executed an extension agreement for the note to be payable in full at the earlier of financial close or April 15, 2008.  In April 2008, the Company paid all principal and interest due on this note.

3.  MEMBERS’ EQUITY

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

The Company filed a Form SB-2 Registration Statement with the Securities and Exchange Commission (SEC) for a minimum of 4,500 and up to 6,000 membership units for sale at $10,000 per unit. The Registration Statement was declared effective on April 5, 2007.  Offering proceeds were held in escrow until April 2008.  The total number of units accepted was 4,567 which totaled $45,670,000.  At April 30, 2008, the Company has a subscription receivable of $9,000.  The Company received approximately $40,000 of investor deposits that where forfeited and are included

HIGHWATER ETHANOL, LLC

(A Development Stage Company)

Notes to Unaudited Condensed Financial Statements

April 30, 2008

with member contributions.  These funds will be used to provide financing to complete the Company’s ethanol facility in Lamberton, Minnesota.

4.  RELATED PARTY TRANSACTIONS

A member is providing legal services for the Company.  The Company has incurred approximately $94,000 for the six months ended April 30, 2008 related to these services.

5.  DEBT FINANCING

Bank Financing

In April 2008, the Company entered into a credit agreement with a financial institution for the purpose of funding a portion of the cost of the ethanol plant.  Under the credit agreement, the lender will provide a construction loan of $50,400,000, a construction revolving loan for $5,000,000 and will support the issuance of letters of credit up to $5,600,000, all of which are secured by substantially all assets.  The Company will make monthly interest payments commencing June 8, 2008 for all amounts owed during the construction phase at the greater of LIBOR plus 350 basis points or 4%.  No amounts have been drawn on this financing at April 30, 2008.

Upon the completion of construction, a maximum of $25,200,000 of the construction loan will convert into a fixed rate note, a maximum of $20,200,000 will convert into a variable rate note, and a maximum of $5,000,000 will be converted into a long-term revolving note.  The Company will make 59 monthly principal payments on the fixed rate note initially for approximately $145,000 plus accrued interest commencing one month immediately following the construction loan termination date. Interest will accrue on the fixed rate note at the greater of the one-month LIBOR rate plus 300 basis points or 4%. A final balloon payment on the fixed rate note of approximately $15,184,000 will be due five years following the construction loan termination date.

The Company will make 59 monthly payments initially for approximately $147,000 plus accrued interest commencing one month immediately following the construction loan termination date for the variable rate note. Interest will accrue on the variable rate note and the revolving promissory note at the greater of the one-month LIBOR rate plus 350 basis points or 4%. A final balloon payment of approximately $14,807,000 will be due five years following the construction loan termination date.

The amount available on the long-term revolving note will decline annually by the greater of $125,000 or 50% of the excess cash flow, as defined by the agreement.  The long-term revolving note will accrue interest monthly at the greater of the one-month LIBOR plus 350 basis points, or 4% until maturity, which is five years after the construction loan termination date.

The construction revolving loan is the Company’s line of credit and accrues interest at the greater of the one-month LIBOR plus 350 basis points or 4%.  The line of credit is requires monthly interest payments and is payable in full on April 24, 2009.

The Company is required to make additional payments annually on debt for up to 50% of the excess cash flow, as defined by the agreement.  As part of the bank financing agreement, the premium above LIBOR on the loans may be reduced based on a financial ratio.  The loan agreements are secured by substantially all business assets and are subject to various financial and non-financial covenants that limit distributions and debt and require minimum debt service coverage, net worth, and working capital requirements.

Capital Lease

In April 2008, the Company entered into a lease agreement with the City of Lamberton, Minnesota, (the City) in order to finance equipment for the plant.  The lease has a term from April 1, 2008 through April 1, 2028 or until

HIGHWATER ETHANOL, LLC

(A Development Stage Company)

Notes to Unaudited Condensed Financial Statements

April 30, 2008

earlier terminated. The City financed the purchase of equipment through Solid Waste Facilities Revenue Bonds Series 2008A totaling $15,180,000.

Under the equipment lease agreement with the City, the Company will start making interest payments on November 25, 2008 and monthly thereafter at an implicit interest rate of 8.5%. The monthly capital lease interest payments correspond to 1/6 the semi-annual interest payments due on the Bonds on the next interest payment date. Monthly capital lease payments for principal start on November 25, 2009 in an amount equal to 1/12 the annual principal payments scheduled to become due on the corresponding bonds on the next principal payment date.  The Company has guaranteed that if such assessed lease payments are not sufficient for the required bond payments, the Company will provide such funds as are needed to fund the shortfall.

The capital lease includes an option to purchase the equipment at fair market value at the end of the lease term.  The Company received proceeds of approximately $14,876,000, after financing costs of approximately $304,000.  As of April 30, 2008, the proceeds of approximately $14,876,000 are held as restricted cash based on anticipated use and are split between a project fund of approximately $11,527,000, a capitalized interest fund of approximately $1,831,000, and a debt services reserve fund of approximately $1,518,000.  The lease agreement is secured by substantially all business assets and is subject to various financial and non-financial covenants that limit distributions and leverage and require minimum debt service coverage, net worth, and working capital requirements, and are secured by all business assets.

Estimated principal payments on long-term debt are as follows at April 30, 2008:

2009	$—
2010	583,333
2011	1,450,000
2012	1,574,167
2013	1,708,333
After 2013	9,864,167
Total	$15,180,000

Future minimum lease payments under the capital lease are as follows at April 30, 2008:

2009	$1,311,805
2010	1,873,633
2011	2,740,300
2012	2,864,467
2013	2,998,633
After 2013	18,262,592
Total	30,051,430
Less amount representing interest	14,871,430
Present value of minimum lease payments	15,180,000
Less current maturities	—
Long-term debt	15,180,000
$15,180,000

6.  COMMITMENTS AND CONTINGENCIES

Construction Contracts

The total cost of the project, including the construction of the ethanol plant and start-up expenses, is expected to approximate $113,580,000.  The Company signed an agreement in September 2006 with a general contractor, an unrelated party, to design and build the ethanol plant at a total contract price of approximately $66,026,000. The design-build agreement provided for an upward adjust of the construction price over the

HIGHWATER ETHANOL, LLC

(A Development Stage Company)

Notes to Unaudited Condensed Financial Statements

April 30, 2008

construction cost index (CCI) published in January 2006 of 7660.29.  As the notice to proceed was executed in April 2008, the contract price increased, with change orders, to approximately $69,950,000.  Monthly applications will be submitted for work performed in the previous period.  Final payment will be due when final completion has been achieved.  As of April 30, 2008, the Company has incurred approximately $12,298,000 for these services with approximately $7,853,000 included in construction payable.

Site Improvement Contracts

In November 2007, the Company entered into an agreement with an unrelated party for dirt work related to the construction of the plant for an amount of approximately $1,761,000.  The Company shall pay a monthly fee of 90% of the value based on the amount of work completed, with the remaining 10% held as retainage.  As of April 30, 2008, the Company has incurred approximately $1,038,000 under this agreement, $120,000 of which is retainage, and is included in the construction payable.

Land contracts

In March 2007, the Company purchased approximately 125 acres of land related to the two land options that were exercised in December 2006. The total purchase price was approximately $876,000. The Company subsequently secured financing for a portion of the land purchased as described in Note 2.  The Company’s comprehensive plan for the construction of the ethanol plant contemplates using this site and will also utilize both of the following adjacent parcels for its site.

In September 2006, the Company entered into an option with an unrelated party to purchase approximately six to twelve acres of land for $7,000 per acre until December 31, 2008. The Company paid a non-refundable option deposit of $1,000 which will apply towards the purchase price. In April 2008, the Company paid approximately $43,000 to purchase the land.

In September 2006, the Company entered into an option with an unrelated party to purchase approximately thirteen acres of land for $8,000 per acre. The Company paid a non-refundable option deposit of $1,000 which will apply towards the purchase price. In April 2008, the Company paid approximately $104,000 to purchase the land.

In addition, in April 2008, the Company purchased six additional acres of land from an unrelated party for approximately $75,000.

Consulting contracts

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

Marketing Agreements

In September 2006, the Company entered into a marketing agreement with an unrelated party to purchase, market, and distribute all the ethanol produced by the Company. The Company will pay the buyer one percent of the net sales price for certain marketing costs. The initial term is for two years beginning in the month when ethanol

HIGHWATER ETHANOL, LLC

(A Development Stage Company)

Notes to Unaudited Condensed Financial Statements

April 30, 2008

production begins with a one year renewal option. The Company would assume certain rail car leases if the agreement is not renewed.

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

•        Changes in the environmental regulations or in our ability to comply with the environmental regulations that apply to our plant site and our anticipated operations;

•        Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries;

•        Changes in the availability and price of corn and natural gas and the market for ethanol and distillers grains;

•        Our anticipated inelastic demand for corn, as it is the only available feedstock for our plant;

•        Difficulties we may encounter during the construction of our plant;

•        Changes in federal and/or state laws (including the elimination of any federal and/or state ethanol tax incentives);

•        Changes and advances in ethanol production technology that may make it more difficult for us to compete with other ethanol plants utilizing such technology; and

•        Competition from alternative fuel additives.

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

Overview

Highwater Ethanol, LLC (“we”, “our”, “Highwater Ethanol” or the “Company”) is a development-stage Minnesota limited liability company. It was formed on May 2, 2006 for the purpose of raising capital to develop, construct, own and operate a 50 million gallon per year ethanol plant near Lamberton, Minnesota.  We have not yet engaged in the production of ethanol and distillers grains. Based upon engineering specifications from Fagen, Inc., our design-builder, we expect the ethanol plant, once built, will process approximately 18.5 million bushels of corn per year into 50 million gallons of denatured fuel grade ethanol and 160,000 tons of dried distillers grains with solubles.  Construction of the project is expected to take 16 to 18 months from the date construction commences. We commenced site work in November 2007.  Our notice to proceed with construction to Fagen, Inc. was executed on April 7, 2008.  We anticipate that our plant will be operational in summer of 2009.

We are financing the development and construction of the ethanol plant with a combination of equity and debt.  Through private placements, we raised aggregate proceeds of $1,680,000 to fund our development, organizational and offering expenses.  We filed a Registration Statement for an initial public offering of our units with the Securities and Exchange Commission on Form SB-2 (SEC Registration No. 333-137482), as amended, which became effective on April 5, 2007.  We also registered these units with the state securities authorities in Florida, Georgia, Illinois, Iowa, Kansas, Louisiana, Minnesota, Missouri, South Dakota and Wisconsin.  We closed our offering on April 5, 2008 and subsequently released funds from escrow on April 7, 2008.  We raised approximately $45,670,000 in our public offering.  We issued approximately 4,567 registered units to our members, which supplemented the 386 units issued to our founders and seed capital members.  On April 21, 2008, we closed our debt financing arrangement with First National Bank of Omaha, Omaha, Nebraska (“FNBO”) and certain other financial institutions (collectively the “Banks”).  Our credit facility is in the amount of $61,000,000, consisting of a $50,400,000 construction note, a $5,000,000 revolving line of credit with $5,600,000 in letters of credit by FNBO.

Also, in April 2008, we entered into a long term equipment lease agreement with the City of Lamberton, Minnesota, (the “City”) in order to finance equipment for the plant.  The City financed the purchase of equipment through Solid Waste Facilities Revenue Bonds Series 2008A totaling $15,180,000.  Based upon our current total project cost of $113,580,000, we expect our equity and debt sources to be sufficient to complete plant construction and begin start-up operations.

On September 28, 2006, we entered into a design-build contract with Fagen, Inc. for the design and construction of the ethanol plant for a total price of $66,026,000, which does not include change orders or increases in the costs of materials provided by the Construction Cost Index published by Engineering News-Record Magazine (“CCI”) costs escalator provision contained in the design-build agreement.  However, we have budgeted for any potential increase in the construction costs due to the CCI within our CCI Contingency and Construction Contingency estimates, which we believe will cover the increase.

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

Plan of Operations to Start-Up of the Ethanol Plant

We began site work in November 2007.  Our notice to proceed with construction to Fagen, Inc. was executed on April 7, 2008.  We anticipate that our plant will be operational in summer 2009.  As a result of our successful completion of the registered offering and related debt financing, we expect to have sufficient cash on hand to cover all costs associated with the completion of construction and start-up operations.  However, any significant changes in our estimated budget may require us to seek additional sources of financing.  We estimate that we will need approximately $113,580,000 to complete the project, including, but not limited to, site development, utilities, construction and equipment acquisition.

Project Capitalization

We issued 150 units to our founding members, for aggregate of $500,000.  In addition, we issued 236 units to our seed capital members in exchange for aggregate proceeds of approximately $1,180,000.  We received total proceeds from our private placements of $1,680,000.

We filed a registration statement on Form SB-2 with the Securities and Exchange Commission (“SEC”) which became effective on April 5, 2007.  We closed the offering on April 5, 2008.

The proceeds from the sale of our units were held in escrow until April 7, 2008, at which time we terminated our escrow agreement with Minnwest Bank of Redwood Falls, Minnesota and escrow proceeds of approximately $45,670,000 were transferred to our account at First National Bank of Omaha.  We issued 4,567 registered units to our members which supplemented the 386 units issued in our private placement offerings to our founders and our seed capital investors.

On April 24, 2008, we entered into a Construction Loan Agreement (the “Agreement”) with First National Bank of Omaha of Omaha, Nebraska (“FNBO”) for the purpose of funding a portion of the cost of the ethanol plant.  Under the Agreement, FNBO has agreed to loan us up to $61,000,000, consisting of a $50,400,000 Construction Loan, together with a $5,000,000 Revolving Loan, and $5,600,000 to support the issuance of letters of credit by FNBO.

During the construction period, interest on the Construction Loan will be payable on a monthly basis on the outstanding principal amount at a variable rate equal to the one month LIBOR Rate, in effect from time to time, plus 350 basis points prior to maturity.  On the Construction Loan Termination Date, the Construction Loan will be converted into a fixed rate note for the maximum amount of $25,200,000, a variable rate note for the maximum amount of $20,200,000 and a long term revolving note for the maximum amount of $5,000,000.

We will make monthly principal payments on the Fixed Rate Loan ranging from approximately $145,000 to $197,000 plus accrued interest on the eighth day of every month commencing one month immediately following the Construction Loan Termination Date.  A final balloon payment of approximately $15,184,000 will be due on the termination date of the Fixed Rate Loan.  We will make monthly payments ranging from approximately $147,000 to $211,000 on the eighth day of every month commencing one month immediately following the Construction Loan Termination Date which shall be allocated as follows: (i) first to accrued and unpaid interest on the Long Term Revolving Note, (ii) next to accrued and unpaid interest on the Variable Rate Note, and (iii) next to principal on the Variable Rate Note.

In connection with the Construction Loan Agreement, we executed a mortgage in favor of FNBO creating a first lien on our real estate and plant and a security interest in all personal property located on the property.  In addition, we assigned in favor of FNBO, all rents and leases to our property, the design/build contract, our marketing contracts, our risk management services contract, and our natural gas, electricity, water service and grain procurement agreements.  The above described collateral will also secure $15,180,000 of solid waste facilities revenue bonds issued by the City of Lamberton, Minnesota.

In addition, during the term of the loans, we will be subject to certain financial covenants consisting of minimum working capital, minimum net worth, and maximum debt service coverage ratios.  After our construction phase we will be limited to annual capital expenditures of $1,000,000 without prior approval of the Banks.  We will also be prohibited from making distributions to our members of greater than 45% of our net income during any fiscal year if our debt leverage ratio (combined total liabilities to net worth) is greater than or equal to 1.0:1.0.  Our failure to comply with the protective loan covenants or maintain the required financial ratios may cause acceleration of the outstanding principal balances on the term notes and revolving note and/or the imposition of fees, charges or penalties.  Any acceleration of the debt financing or imposition of the significant fees, charges or penalties may restrict or limit our access to the capital resources necessary to continue plant construction or operations.

Also on April 24, 2008, we entered into certain financing and credit arrangements with U.S. Bank National Association, as trustee (the “Trustee”) and the City of Lamberton, Minnesota (the “City”) in order to secure the proceeds from the sale of the solid waste facilities revenue bonds, Series 2008A (the “Bonds”) issued by the City in the aggregate principal amount of $15,180,000 pursuant to a trust indenture between the City and the Trustee (“Trust Indenture”).  The City has undertaken the issuance of the Bonds to finance the acquisition and installation of certain solid waste facilities in connection with our ethanol plant to be located near Lamberton, Minnesota.  The Bonds mature on December 1, 2022 and bear interest at a rate of 8.5%.

In March 2007, we obtained an $800,000 note from a bank to finance the purchase of two parcels of land for our plant site.  In addition, we received a $300,000 interim loan from Fagen, Inc., our design-builder.  In April 2008 we repaid both of these loans.

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

Site Acquisition and Development

We expect to continue work principally on the development and construction of our ethanol plant, the development of our plant site in Redwood County, Minnesota, obtaining the permits necessary to operate the plant and negotiating contracts necessary for the construction and operation of the plant.

In March 2007, we purchased approximately 125 acres of land related to two adjacent land options that were exercised in December 2006.  The total purchase price was approximately $876,000.  We had obtained the right and option to purchase two additional adjacent parcels of land in September 2006 and have since exercised the option on both parcels.  The first parcel was for six acres of land with a total purchase price of approximately $43,000.  The second option was for thirteen acres of land with a total purchase price of approximately $104,000.  We also purchase an additional six acres for approximately $75,000 in April 2008.

Plant Construction and Start-Up of Plant Operations

Construction of the project is expected to take 16 to 18 months from the date construction commenced.  We anticipate completion of plant construction in approximately summer 2009.  We anticipate that our total project cost will be approximately $113,580,000.  We expect to have sufficient cash on hand through our equity and debt financing to complete construction and start-up operations.  However, any significant changes to our estimated budget may result in our need for additional equity or debt financing.  Once we are operational, we expect to begin generating cash flow.

On September 28, 2006, we entered into a design-build contract with Fagen, Inc. for the design and construction of our ethanol plant for a total price of $66,026,000, which does not include any change orders or increases in the CCI costs escalator provision contained in the design-build agreement.  Our design-build agreement with Fagen, Inc. provides for an upward adjustment of the construction price in an amount equal to the percentage increase in the CCI for April 2008, the month in which our notice to proceed was executed, over the CCI published for January 2006.  The amount of the contract price increase will be equal to the increase in the CCI based upon the January 2006 CCI of 7660.29.  Due to the increase in the CCI and a change order, the estimated increase in the contract price is approximately $3,924,000 based upon the CCI in April 2008 of 8112.45.  We have included a CCI Contingency estimate as well as a Construction Contingency estimate in our overall budget which will be used to cover the additional CCI amount under the design-build contract.  If Fagen, Inc. is required to employ union labor, excluding union labor for the grain system and energy center, the contract price will be increased to include any increased costs associated with the use of union labor.  We paid a mobilization fee of $5,000,000 to Fagen, Inc. when we issued our notice to proceed with construction in April 2008 pursuant to the terms of the design-build contract.  As of April 30, 2008, we have incurred approximately $12,298,000 for services under our design-build contract, of which, approximately $7,853,000 is included in construction payable.

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

On November 28, 2007 we executed a Phase 1 Mass Grading and Drainage Agreement with R and G Construction Co. for certain improvements to the project site which involves mass grading and drainage activities. We agreed to pay a monthly fee of 90% of the value based on the amount of work completed with the remaining 10% held as retainage.  As of April 30, 2008, we incurred approximately $1,038,000 for R and G’s services under this agreement, of which, approximately $120,000 is retainage and is included in construction payable.

We estimate that we will need approximately $69,950,000 to construct the plant and a total of approximately $43,630,000 to cover all other expenditures necessary to complete the project, commence plant operations and produce revenue.  Included in the total budget is $3,741,000 for the CCI increases and $1,924,700 in construction contingency which we believe will cover the increased cost of plant construction.

Marketing Agreements

Ethanol Marketing Agreement

We have entered into an ethanol marketing agreement with Renewable Products Marketing Group, LLC (“RPMG”) pursuant to which RPMG will be our exclusive ethanol marketer.  RPMG will use its best efforts to market and obtain the best price for the ethanol we expect to produce in exchange for a percentage of the price we receive for each gallon of ethanol sold.  The initial term of the RPMG agreement is for 24 months and shall be automatically extended for 12 months unless either party gives the other prior written notice.  The RPMG agreement can be terminated for any uncured breach of the terms of the agreement.  In the event the agreement is not renewed, Highwater may assume certain rail car leases currently controlled by RPMG.

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

Construction Consulting Agreement

On May 27, 2008 we entered into an Agreement for Consulting Services with Granite Falls Energy, LLC (“Granite Falls”) to assist us in monitoring the construction and reviewing project plans and documents.  Some of their services may include reviewing project budget and timeline, reviewing contracts, weekly on-site inspections, obtaining competitive bids and executing contracts for services not currently under contract and providing recommendation and analysis of change order requests.  In exchange for these services, we will pay Granite Falls a Consultant fee of $10,250 per month for its consulting services.  Additional services will be billed to the Company in accordance with a set fee schedule.  The agreement commenced May 1, 2008 and will continue unless terminated by either party, by providing the other with a 30 day advance written notice of termination.

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

We have received our Air Emissions Permit, a Stormwater permit, a Discharge of Stormwater During Construction Activities Permit, Groundwater permit, and an Above Ground Storage Tank Permit.

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

If we are successful in building and constructing the ethanol plant, we expect our future revenues will primarily consist of sales of ethanol and distillers grains. We expect ethanol sales to constitute the bulk of our revenues. Historically, the demand for ethanol increased relative to supply, which caused upward pressure on ethanol market prices. Increased demand, firm crude oil and gas markets, public acceptance, and positive political signals contributed to those strong ethanol prices.  Those high prices were not sustained, however, due to increased ethanol production, and transportation and logistics problems in the industry.  Recently, ethanol prices have been increasing again with the increase in the price of firm crude oil.  Management believes the industry will need to continue to grow demand and have governmental support, and transportation and logistical problems will need to be alleviated in order for the industry to realize higher ethanol market prices.

We expect to benefit from federal ethanol supports and federal tax incentives. Changes to these supports or incentives could significantly impact demand for ethanol, and could negatively impact our business. On August 8, 2005, President George W. Bush signed into law the Energy Policy Act of 2005 which contained numerous provisions that favorably impacted the ethanol industry by enhancing both the production and use of ethanol. Most notably, the Energy Policy Act created a 7.5 billion gallon renewable fuels standard (the “RFS”). The RFS is a national renewable fuels mandate as to the total amount of national renewable fuels usage but allows flexibility to refiners by allowing them to use renewable fuel blends in those areas where it is most cost-effective rather than requiring renewable fuels to be used in any particular area or state.   The Energy Independence and Security Act (the “Act”) amended the RFS to set the volume at 9 billion gallons in 2008, increasing to 36 billion gallons in 2022.  However, the Act expanded the definition of several renewable fuels which may be used by blenders to meet the RFS requirement.  As a result, conventional biofuels, advanced biofuels, cellulosic biofuels and biodiesel, all can be used to meet the RFS, in addition to the conventional biofuels which we intend to produce.  In addition, the RFS total annual requirement is allocated different in each subsequent year to encourage the use of more cellulosic biofuels, advanced biofuels and biodiesel.  The RFS for conventional biofuel, including corn-based ethanol, will reach 15 billion gallons in 2015 and will not increase in subsequent years.

On May 2, 2008, 24 U.S. Senators requested the Environmental Protection Agency (EPA) waive or restructure these renewable fuels mandates.  If the EPA does change or suspend the renewable fuels mandates, then ethanol demand may not increase as anticipated which may result in lower ethanol prices.

On May 22, 2008 the United States Congress voted to override the President’s veto of the Food, Conservation and Energy Act of 2008, otherwise known as the Farm Bill.  The proposed Farm Bill reduces the current $.51 per gallon ethanol blender tax credit to $.45 per gallon.  Some of the savings generated by the reduction will be used to help fund an increase in the cellulosic ethanol credit to $1.01 per gallon.  These tax credits are intended to provide additional incentive for ethanol facilities to move more quickly toward cellulosic production.  Additionally, the Farm Bill includes a two-year extension of the current ethanol tariff, which had been set to expire at the end of 2008.

Ethanol production continues to rapidly grow as additional plants and plant expansions become operational. According to the Renewable Fuels Association, as of May 28, 2008, 151 ethanol plants were producing ethanol with a combined annual production capacity of 8.69 billion gallons per year and current expansions and plants under construction constituted an additional future production capacity of 4.91 billion gallons per year.  Excess capacity in the ethanol industry will have an adverse effect on our results of operations, cash flows and financial condition once we are operational.  In a manufacturing industry with excess capacity, producers have an incentive to manufacture additional products for so long as the price exceeds the marginal cost of production (i.e., the cost of producing only the next unit, without regard to interest, overhead or fixed costs).  This incentive can result in the reduction of the market price of ethanol to a level that is inadequate to generate sufficient cash flow to cover costs.  As ethanol production continues to grow in 2008, we expect continued pressure on the ethanol prices.  If the demand for ethanol does not grow at the same pace as increases in supply, we expect the price for ethanol to decline.  Declining ethanol prices will result in lower revenues and may reduce or eliminate profits causing the value of your investment to be reduced.

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

Trends and Uncertainties Impacting the Corn and Natural Gas Markets and Our Cost of Goods Sold

We expect our future cost of goods sold will consist primarily of costs relating to the corn and natural gas supplies necessary to produce ethanol and distillers grains for sale. According to the United States Department of Agriculture, the 2007 U.S. corn crop produced 13.1 billion bushels eclipsing the previous record, set in 2004, of 11.8 billion bushels.  The 2007 production level was up 24 percent from 2006.  Despite the large 2007 corn crop, corn prices have increased sharply since 2006 and remained high throughout 2007 and into 2008.  As of March 31, 2008, the United States Department of Agriculture reported that producers plan to plant 86 million acres of corn in 2008, 7.6 million acres less than in 2007.  Even if these corn acres are ultimately planted, the 2008 corn crop will be contingent on a number of weather related uncertainties.  We expect the price of corn to remain high for the remainder of the 2008 fiscal year.  Although we do not expect to begin operations until summer 2009, we expect continued volatility in the price of corn, which could significantly impact our cost of goods sold.  The number of operating and planned ethanol plants in our immediate surrounding area and nationwide will also significantly increase the demand for corn. This increase will likely drive the price of corn upwards in our market which will impact our ability to operate profitably.

There is no assurance that a corn shortage will not develop, particularly if there are other ethanol plants competing for corn, an extended drought or other production problems. Historical grain pricing information indicates that the price of grain has fluctuated significantly in the past and may fluctuate significantly in the future. Because the market price of ethanol is not related to grain prices, ethanol producers are generally not able to compensate for increases in the cost of grain feedstock through adjustments in prices charged for their ethanol. We, therefore, anticipate that our plant’s profitability will be negatively impacted during periods of high corn prices.  However, the negative impact on profitability resulting from high corn prices may be mitigated, in part, by the increased value of the distillers grains we intend to market, as the price of corn and the price of distillers grains have historically fluctuated in tandem.

Natural gas is also an important input commodity to our manufacturing process. We estimate that our natural gas usage will be approximately 15% to 20% of our annual total production cost. We use natural gas to dry our distillers grain products to moisture contents at which they can be stored for extended periods of time and transported greater distances.  Natural gas prices have continued to rise as a result of increasing oil prices.  We expect continued volatility in the natural gas market. Any ongoing increases in the price of natural gas will increase our cost of production and may negatively impact our future profit margins.

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

As indicated above, the Energy Independence and Security Act expanded the definition of several renewable fuels which may be used by blenders to meet the RFS requirement.  The RFS now includes conventional biofuels, advanced biofuels, cellulosic biofuels and biodiesel, all of which can be used to meet the RFS.  In addition, the RFS total annual requirement is allocated different in each subsequent year to encourage the use of more cellulosic biofuels, advanced biofuels and biodiesel.

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

Operating Expenses

When the ethanol plant nears completion, we expect to incur various operating expenses, such as supplies, utilities and salaries for administration and production personnel.  Along with operating expenses, we anticipate that we will have significant expenses relating to financing and interest.  We have allocated funds in our budget for these expenses, but cannot assure that the funds allocated will be sufficient to cover actual expenses.  We may need additional funding to cover these costs if sufficient funds are not available or if costs are higher than expected.

Critical Accounting Estimates

Management uses estimates and assumptions in preparing our financial statements in accordance with generally accepted accounting principles. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.  However, there are no accounting estimates which management deems critical at this time.

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

Our success will depend in part on our ability to attract and retain qualified personnel at a competitive wage and benefit level. We must hire qualified managers and other personnel. We operate in a rural area with low unemployment. There is no assurance that we will be successful in attracting and retaining qualified personnel at a wage and benefit structure at or below those we have assumed in our project. If we are unsuccessful in this regard, we may not be competitive with other ethanol plants.

Liquidity and Capital Resources

Sources of Funds

Through our previous private placements, we raised $1,680,000 of seed capital equity to fund our development, organizational and offering expenses. In March 2007, we obtained an $800,000 note from a bank to finance our land purchase for our site.  Additionally, we had received a $300,000 loan from Fagen, Inc., our design-builder, to provide us with additional capital to help fund our expenses.  In April 2008, we paid off both loans.

We filed a Registration Statement for an initial public offering of our units with the Securities and Exchange Commission on Form SB-2 (SEC Registration No. 333-137482), as amended, which became effective on April 5, 2007.  We also registered the units with the state securities authorities in Florida, Georgia, Illinois, Iowa, Kansas, Louisiana, Minnesota, Missouri, South Dakota and Wisconsin.  We raised approximately $45,670,000 in the offering.  We closed the offering on April 5, 2008 and released funds from escrow on April 7, 2008.  We then issued 4,567 registered units to our members.  In addition, we secured debt financing in the amount of $61,000,000 from First National Bank of Omaha as discussed above in “Plan of Operations to Start-Up of the Ethanol Plant-Project Capitalization.”  Additionally, we plan to apply for grants from the USDA and other sources.

The following schedule sets forth estimated sources of funds to build our ethanol plant near Lamberton, Minnesota and begin start-up operations.  This schedule could change in the future depending on whether we receive additional grants.

Estimated Sources of Funds (1)		Percent
Offering Proceeds (2)	$45,670,000	40.21%
Seed Capital Proceeds (3)	$1,680,000	1.48%
Senior Debt Financing (4)	$51,050,000	44.94%
Bond Financing (5)	$15,180,000	13.37%

Estimated Total Sources of Funds	$113,580,000	100.00%

(1)                 The amount of estimated offering proceeds and senior debt financing may be adjusted depending on the level of grants we are able to obtain.

(2)                 We received proceeds for approximately $45,670,000 in our registered offering and issued 4,567 registered units to our investors.

(3)                 We issued a total of 386 units in our two private placements in exchange for proceeds of $1,680,000.  We issued a total of 236 units to our seed capital investors at a price of $5,000.00 per unit. In addition, we issued 150 units to our founders at a price of $3,333.33 per unit.

(4)                 We have a definitive loan agreement with FNBO for debt financing in the amount up to $61,000,000, consisting of up to $50,400,000 for a Construction Loan, together with up to a $5,000,000 Revolving Loan and up to $5,600,000 to support the issuance of letters of credit by FNBO.

(5)                 We have entered into a long term lease agreement with the City of Lamberton, Minnesota in order to finance equipment for the plant.  The City financed the purchase of equipment through Solid Waste Facilities Revenue Bonds Series 2008A totaling $15,180,000.

We expect to have sufficient cash on hand through our equity and debt financing to cover all costs associated with construction of the project, including, but not limited to, site development, utilities, construction and equipment acquisition.

Estimated Uses of Proceeds

The following tables describe our proposed estimated use of our offering and debt financing proceeds.  These estimates are based on discussions with Fagen, Inc., our design-builder.  The following figures are estimates only, and the actual uses of proceeds may vary significantly from the descriptions given below due to a variety of factors described elsewhere in this report.

Use of Proceeds	Amount	Percent of Total
Plant construction	$66,026,000	58.13%
CCI Contingency	3,741,000	3.29%
Land cost	889,800	0.78%
Site development costs	14,850,000	13.07%
Construction contingency	1,924,700	1.69%
Construction performance bond	350,000	0.31%
Construction insurance costs	164,000	0.14%
Administrative building	350,000	0.31%
Office equipment	80,000	0.07%
Computers, Software, Network	150,000	0.13%
Railroad	4,900,000	4.31%
Rolling stock	400,000	0.35%
Fire Protection and water supply	5,495,000	4.84%
Construction Manager Fees	100,000	0.09%
Capitalized interest	2,578,000	2.27%
Start up costs:
Financing costs	1,155,000	1.02%
Cost of Raising Capital	434,000	0.38%
Organization costs	1,414,500	1.24%
Pre-production period costs	750,000	0.66%
Debt Service Reserve	1,888,000	1.66%
Working capital	2,000,000	1.76%
Inventory - corn	1,100,000	0.97%
Inventory - chemicals and ingredients	400,000	0.35%
Inventory - Ethanol	1,500,000	1.32%
Inventory - DDGS	500,000	0.44%
Spare parts - process equipment	500,000	0.44%
Total	$113,580,000	100.00%

The sources and uses for the project have been modified to reflect the updated costs and financing sources for the project.  We removed the water treatment facility from our budget as we are in discussions with the City of Lamberton, Minnesota for the treatment of our wastewater.  In the event we are unable to enter into an agreement with the City of Lamberton for the treatment of our wastewater we may have to include the construction our own water treatment facility in our use of proceeds.  In addition, our use of proceeds budget was increased due to increases in the budgeted amounts for the CCI contingency, site development costs, construction performance bond, railroad costs, fire protection and water supply, and financing costs.

Quarterly Financial Results

As of April 30, 2008, we had cash of approximately $37,380,000 and total assets of approximately $68,861,000, which includes approximately $13,746,000 in construction in progress.  As of April 30, 2008, we had current liabilities of approximately $8,484,000 consisting mainly of accounts payable in the amount of approximately $458,000 and construction payable in the amount of approximately $7,986,000.  Total members equity as of April 30, 2008, was approximately $45,197,000.  In addition, we have long term debt of approximately $15,180,000.  Since inception, we have generated no revenue from operations, and as of April 30, 2008, have accumulated net losses of approximately $1,448,000.

We raised $1,680,000 in seed capital through previous private placements.  We have used the proceeds to fund development and organizational needs. In March 2007, we obtained an $800,000 note from a bank to finance the purchase of the property for our site.  In addition, we have received a $300,000 unsecured note from Fagen, Inc., our design-builder.  Both loans were paid in full in April 2008.

We received proceeds for approximately 4,567 units through our registered offering for aggregate proceeds of approximately $45,670,000.  We closed the offering on April 5, 2008 and released funds from escrow on April 7, 2008.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3A(T).           Controls and Procedures

Our management, including our President (the principal executive officer), Brian Kletscher, along with our Treasurer, (the principal financial officer), Jason R. Fink, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2008.  Based upon this review and evaluation, these officers have concluded that our disclosure controls and procedures were not effective based upon the material weaknesses discussed in our Annual Report for the fiscal year ending October 31, 2007 filed on Form 10-KSB.  Our management will continue our efforts to remediate these material weaknesses through ongoing process improvements and the implementation of enhanced policies and improving standards.  We are in the process of strengthening internal controls including enhancing our internal control systems and procedures to assure that these weaknesses are corrected and remediated.  No material weaknesses will be considered remediated until the remedial procedures have operated for an appropriate period, have been tested, and management has concluded that they are operating effectively.

Changes in Internal Control Over Financial Reporting

Our management, consisting of our President and our Treasurer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred as of April 30, 2008, and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II.                OTHER INFORMATION

Item 1.    Legal Proceedings

None.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

We filed a Registration Statement for an initial public offering of our units with the Securities and Exchange Commission on Form SB-2 (333-137482) as amended, which became effective on April 5, 2007.  We commenced our initial public offering of our units shortly thereafter.  Certain of our officers and directors offered and sold the units on a best efforts basis without the assistance of an underwriter.  We did not pay these officers or directors any compensation for services related to the offer or sale of the units.

We registered a total of 6,000 units at $10,000 per unit for an aggregate maximum gross offering price of $60,000,000.  We closed on our offering on April 5, 2008.  At the time we closed the offering, we received subscriptions for approximately 4,567 units for total offering proceeds of approximately $45,670,000.  The following is a breakdown of units registered and units sold in the offering:

Amount Registered	Aggregate Price of the Amount Registered	Amount Sold	Aggregate Price of the Amount Sold
6,000	$60,000,000	4,567	$45,670,000

We terminated our escrow account and released offering proceeds on April 7, 2008.  As of April 30, 2008, our expenses related to the registration and issuance of these units was $736,400, which were netted against our offering proceeds.  The following describes our use of net offering proceeds through April 30, 2008.

Net proceeds	$44,933,600.00 (1)
Purchase of Land	$(227,937.04)
Construction of Plant	$(10,085,403.52)
Site Development	$(1,076,524.38)
Other	$(3,680,119.49)
Balance	$29,863,615.61

(1) Gross proceeds net of offering expenses of $736,400.

All the foregoing payments were direct or indirect payments to persons or entities other than our directors, officers, or unit holders owning 10% of more of our units.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Item 5.    Other Information

None.

Item 6.    Exhibits

The following exhibits are filed as part of, or are incorporated by reference into, this report:

Exhibit No.	Description	Method of Filing
10.2	Lease Agreement dated April 1, 2008 with the City of Lamberton, MN	*

10.3	Trust Indenture dated April 1, 2008 with the City of Lamberton, MN and U.S. Bank National Association	*

10.4	Guaranty Agreement dated April 1, 2008 with U.S. Bank National Association	*

10.5	Bill of Sale dated April 25, 2008 from Highwater Ethanol, LLC to City of Lamberton, MN	*

10.6	Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Financing Statement dated April 1, 2008 with U.S. Bank National Association	*

10.7	Security Agreement dated April 1, 2008 with U.S. Bank National Association	*

10.8	Intercreditor Agreement dated April 24, 2008 with First National Bank of Omaha and U.S. Bank National Association.	*

10.9	Disbursing Agreement dated April 24, 2008 with First National Bank of Omaha, Homestead Escrow and Exchange Company and Dakota Homestead Title Insurance Company.	*

10.10	Construction Loan Agreement dated April 24, 2008 with First National Bank of Omaha.	*

10.11	Construction Loan Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Financing Statement dated April 24, 2008 with First National Bank of Omaha.	*

10.12	Security Agreement dated April 25, 2008 with First National Bank of Omaha.	*

10.13	$10,000,000 Construction Note dated April 24, 2008 with First National Bank of Omaha.	*

10.14	$2,000,000 Construction Note dated April 25, 2008 with First National Bank of Omaha.	*

10.15	$9,000,000 Construction Note dated April 25, 2008 with First National Bank of Omaha.	*

10.16	$13,646,000 Construction Note dated April 25, 2008 with First National Bank of Omaha.	*

10.17	$500,000 Construction Note dated April 25, 2008 with First National Bank of Omaha.	*

10.18	$1,000,000 Construction Note dated April 25, 2008 with First National Bank of Omaha.	*

10.19	$14,254,000 Construction Note dated April 25, 2008 with First National Bank of Omaha.	*

10.20	Promissory Note and Continuing Letter of Credit Agreement dated April 24, 2008 with First National Bank of Omaha.	*

10.21	$1,000,000 Revolving Promissory Note dated April 24, 2008 with First National Bank of Omaha.	*

10.22	$1,354,000 Revolving Promissory Note dated April 24, 2008 with First National Bank of Omaha.	*

10.23	$2,646,000 Revolving Promissory Note dated April 24, 2008 with First National Bank of Omaha.	*

10.24	Consulting Agreement dated May 27, 2008 with Granite Falls Energy, LLC.	*

10.25	Private Placement Agreement dated March 27, 2008 with City of Lamberton, MN and Northland Securities, Inc.	(1)

31.1	Certificate Pursuant to 17 CFR 240.13a-14(a)	*

31.2	Certificate Pursuant to 17 CFR 240.13a-14(a)	*

32.1	Certificate Pursuant to 18 U.S.C. § 1350	*

32.2	Certificate Pursuant to 18 U.S.C. § 1350.	*

(*)           Filed herewith.

(1)           Incorporated by reference to Exhibit 99.1 in Form 8-K filed with the Securities and Exchange Commission on April 1, 2008.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HIGHWATER ETHANOL, LLC

Date:	June 13, 2008	/s/ Brian Kletscher
Brian Kletscher
Chairman and President (Principal Executive Officer)

Date:	June 13, 2008	/s/ Jason R. Fink
Jason R. Fink
Treasurer (Principal Financial and Accounting Officer)