Form 10QSB
period 2008-07-31
HIGHWATER ETHANOL LLC
filed 2008-09-15
CIK 1371451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal quarter ended July 31, 2008

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

                                                                                                                   ☐  Yes            ☒  No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of September 12, 2008 there were 4,953 membership units outstanding.

Transitional Small Business Disclosure Format (Check one):                  ☐  Yes            ☒  No

PART I.     FINANCIAL INFORMATION

Item 1.  Financial Statements.

HIGHWATER ETHANOL, LLC

(A Development Stage Company)

Condensed Balance Sheets

	July 31,	October 31,
ASSETS	2008	2007
	(Unaudited)
Current Assets
Cash	$16,725,480	$98,697
Restricted cash	5,769,312	56,254
Restricted marketable securities	8,930,230	—
Prepaids and other	21,886	35,353
Total current assets	31,446,908	190,304

Property and Equipment
Land and land improvements	1,240,753	1,018,252
Construction in progress	32,800,348	20,854
Office equipment	18,166	17,283
Accumulated depreciation	(5,024)	(2,386)
Total property and equipment	34,054,243	1,054,003

Other Assets
Restricted marketable securities	183,478	—
Deposit	500,000	—
Deferred offering costs	—	717,363
Debt issuance costs, net	1,869,051	2,209
Land options	—	2,000
Total other assets	2,552,529	721,572

Total Assets	$68,053,680	$1,965,879

	July 31,	October 31,
LIABILITIES AND EQUITY	2008	2007
	(Unaudited)
Current Liabilities
Note payable	$—	$1,100,000
Accounts payable	40,774	577,231
Accounts payable - members	12,421	125,589
Construction payable	7,307,698	—
Accrued expenses	345,788	13,956
Total current liabilities	7,706,681	1,816,776

Long-Term Debt	15,180,000	—

Commitments and Contingencies

Members’ Equity
Member contributions, net of costs related to capital contributions, 4,953 and 386 units outstanding at July 31, 2008 and October 31, 2007	46,653,590	1,680,000
Deficit accumulated during development stage	(1,462,775)	(1,530,897)
Accumulated other comprehensive loss	(23,816)	—
Total members’ equity	45,166,999	149,103

Total Liabilities and Members’ Equity	$68,053,680	$1,965,879

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC

 (A Development Stage Company)

Condensed Statement of Operations

	Three Months	Three Months
	Ended	Ended
	July 31, 2008	July 31, 2007
	(Unaudited)	(Unaudited)

Revenues	$—	$—

Operating Expenses
Professional fees	147,501	136,106
General and administrative	48,097	65,350
Total operating expenses	195,598	201,456

Operating Loss	(195,598)	(201,456)

Other Income (Expense)
Interest income	180,764	2,342
Other income	—	1,125
Interest expense	—	(15,500)
Total other income (expense), net	180,764	(12,033)

Net Loss	$(14,834)	$(213,489)

Weighted Average Units Outstanding	4,953	386

Net Loss Per Unit	$(2.99)	$(553.08)

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC

(A Development Stage Company)

Condensed Statements of Operations

	Nine Months	Nine Months	From Inception
	Ended	Ended	(May 2, 2006)
	July 31, 2008	July 31, 2007	to July 31, 2008
	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$—	$—	$—

Operating Expenses
Professional fees	612,712	847,337	1,944,766
General and administrative	249,241	134,653	475,922
Total operating expenses	861,953	981,990	2,420,688

Operating Loss	(861,953)	(981,990)	(2,420,688)

Other Income (Expense)
Interest income	917,731	27,027	967,886
Other income	12,344	3,225	15,569
Interest expense	—	(23,500)	(25,542)
Total other income, net	930,075	6,752	957,913

Net Income (Loss)	$68,122	$(975,238)	$(1,462,775)

Weighted Average Units Outstanding	2,419	386	1,048

Net Income (Loss) Per Unit	$28.16	$(2,526.52)	$(1,395.78)

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC

(A Development Stage Company)

Condensed Statement of Cash Flows

	Nine Months	Nine Months	From Inception
	Ended	Ended	(May 2, 2006)
	July 31, 2008	July 31, 2007	to July 31, 2008
	(Unaudited)	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net income (loss)	$68,122	$(975,238)	$(1,462,775)
Adjustments to reconcile net income (loss) to net cash from operations
Depreciation and amortization	19,119	3,780	25,357
Other	—	—	(1,254)
Change in assets and liabilities
Prepaids and other	13,467	(22,922)	(21,886)
Accounts payable, including members	(436,139)	223,081	37,445
Accrued expenses	(12,248)	5,167	1,708
Net cash used in operating activities	(347,679)	(766,132)	(1,421,405)

Cash Flows from Investing Activities
Capital expenditures	(221,384)	(847,499)	(1,216,919)
Construction in progress	(25,108,183)	—	(25,129,037)
Deposit	(500,000)	—	(500,000)
Payments for land options	—	(30,000)	(42,000)
Net cash used in investing activities	(25,829,567)	(877,499)	(26,887,956)

Cash Flows from Financing Activities
Proceeds from note payable	—	738,939	1,038,939
Payments on notes payable	(1,100,000)	—	(1,100,000)
Funds received from restricted cash	36,721	—	36,721
Increase in restricted cash from net interest earned	(30,436)	—	(30,436)
Member contributions	45,670,000	—	47,350,000
Forfeited investor deposits	40,000	—	40,000
Payments for deferred offering costs	(248,283)	(301,838)	(736,410)
Payments for debt issuance costs	(1,563,973)	—	(1,563,973)
Net cash provided by financing activities	42,804,029	437,101	45,034,841

Net Increase (Decrease) in Cash	16,626,783	(1,206,530)	16,725,480

Cash - Beginning of period	98,697	1,264,371	—

Cash - End of period	$16,725,480	$57,841	$16,725,480
			—
Supplemental Cash Flow Information
Cash paid for interest expense	$—	$18,333	$23,667
Cash paid for interest capitalized	$87,179	$—	$97,179
Total	$87,179	$18,333	$120,846

Supplemental Disclosure of Noncash Financing and Investing Activities
Unrealized losses on restricted marketable securities	$23,816	$—	$23,816
Restricted cash received as part of capital lease	$14,876,400	$—	$14,876,400
Restricted cash received as part of note payable	$—	$55,000	$55,000
Purchase of restricted marketable securities with restricted cash	$9,137,524		$9,137,524
Capital expenditures included in construction payable	$7,307,698	$—	$7,307,698
Capital expenditures included in accounts payable	$15,750	$130,698	$15,750
Construction in progress paid from restricted cash	$19,533	$—	$19,533
Accrued interest included in construction in progress	$344,080	$—	$344,080
Deferred offering costs included in accounts payable	$—	$204,455	$—
Debt issuance costs financed through capital lease	$303,600	$—	$303,600
Debt issuance costs financed with note payable	$—	$6,061	$6,061
Costs of raising capital offset against equity raised	$736,410	$—	$736,410
Land options exercised for land purchase	$2,000	$40,000	$42,000

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC

(A Development Stage Company)

Notes to Unaudited Condensed Financial Statements

July 31, 2008

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

In the opinion of management, the interim condensed financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for fair presentation of the Company’s financial position as of July 31, 2008 and the results of operations and cash flows for all periods present.

Nature of Business

Highwater Ethanol, LLC, (a Minnesota Limited Liability Company) was organized with the intentions of developing, owning and operating a 50 million gallon dry mill corn-processing ethanol plant near Lamberton, Minnesota. The Company was formed on May 2, 2006 to have a perpetual life. As of July 31, 2008, the Company is in the development stage with its efforts being principally devoted to organizational activities and construction of the plant. The Company anticipates completion of the plant in May 2009.

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

Restricted Cash

The Company maintains cash balances as part of the capital lease financing agreement described in Note 6.

Restricted Marketable Securities

The Company maintains restricted marketable securities in debt securities as part of the capital lease financing agreement described in Note 6. The restricted marketable securities consist primarily of municipal obligations, U.S. treasury obligations, and corporate obligations. Restricted marketable securities are classified as “available-for-sale” and are carried at their estimated fair market value based on quoted market prices at year end. Realized gains and losses, determined using the specific identification method, are included in earnings; unrealized holding gains and losses on available-for-sale securities are reported as a separate component of members’ equity in accumulated other comprehensive income and excluded from earnings until realized.

HIGHWATER ETHANOL, LLC

(A Development Stage Company)

Notes to Unaudited Condensed Financial Statements

July 31, 2008

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

The Company capitalizes construction costs and construction period interest as construction in progress until the assets are placed in service. As of July 31, 2008, the Company had construction in progress of approximately $32,800,000, which includes approximately $456,000 of capitalized interest, including amounts accrued.

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

Fair Value of Financial Instruments

The carrying value of cash, restricted cash, and restricted marketable securities approximates their fair value.

It is not currently practicable to estimate the fair value of the long-term debt. Because these agreements contain certain unique terms, conditions, covenants, and restrictions, as discussed in Note 6, there are no readily determinable similar instruments on which to base an estimate of fair value.

Recently Issued Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 160 (SFAS 160), Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51(Consolidated Financial Statements). SFAS 160 establishes accounting and reporting standards for a noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. In addition, SFAS 160 requires

HIGHWATER ETHANOL, LLC

(A Development Stage Company)

Notes to Unaudited Condensed Financial Statements

July 31, 2008

certain consolidation procedures for consistency with the requirements of SFAS 141, Business Combinations. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 with earlier adoption prohibited. SFAS 160 must be adopted concurrently with the effective date of SFAS 141(R). The Company is evaluating the effect, if any, that the adoption of SFAS 160 will have on its results of operations, financial position, and the related disclosures.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. SFAS 161 applies to all derivative instruments and nonderivative instruments that are designated and qualify as hedging instruments pursuant to paragraphs 37 and 42 of SFAS 133 and related hedged items accounted for under SFAS 133. SFAS 161 requires entities to provide greater transparency through additional disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. SFAS 161 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2008. The Company currently plans to adopt SFAS 161 during its 2010 fiscal year.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not believe that implementation of this standard will have a material effect on its consolidated financial position, results of operations or cash flows.

2. RESTRICTED MARKETABLE SECURITIES

The cost and fair value of the Company’s restricted marketable securities consist of the following at July 31, 2008:

July 31, 2008	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term restricted marketable securities
Municipal obligations	$2,163,793	$614	$(14,032)	$2,150,375
U.S. treasury obligations	639,791		(5,543)	634,248
Corporate obligations	6,149,957		(4,350)	6,145,607
Totals	8,953,541	614	(23,925)	8,930,230
Long-term restricted marketable securities
Municipal obligations	183,983		(505)	183,478
Total restricted marketable securities	$9,137,524	$614	$(24,430)	$9,113,708

Other comprehensives income (loss) is a loss of approximately $39,000 for the three months ended July 31, 2008 and income of approximately $44,000 for the nine months ended July 31, 2008.  Other comprehensives income (loss) includes unrealized losses on restricted marketable securities of approximately $24,000.

Shown below are the contractual maturities of marketable securities with fixed maturities at July 31, 2008. Actual maturities may differ from contractual maturities because certain securities may contain early call or prepayment rights.

Due within 1 year	$7,208,931
Due in 1 to 3 years	410,197
Due in 3 to 5 years	1,266,025
Due in more than 5 years	228,555
Total	$9,113,708

HIGHWATER ETHANOL, LLC

(A Development Stage Company)

Notes to Unaudited Condensed Financial Statements

July 31, 2008

3. INTERIM FINANCING

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

The Company filed a Form SB-2 Registration Statement with the Securities and Exchange Commission (SEC) for a minimum of 4,500 and up to 6,000 membership units for sale at $10,000 per unit. The Registration Statement was declared effective on April 5, 2007. Offering proceeds were held in escrow until April 2008. The total number of units accepted was 4,567 which totaled $45,670,000. The Company received approximately $40,000 of investor deposits that were forfeited and are included with member contributions. These funds will be used to provide financing to complete the Company’s ethanol facility in Lamberton, Minnesota.

5. RELATED PARTY TRANSACTIONS

A member is providing legal services for the Company. The Company has incurred approximately $113,000 for the nine months ended July 31, 2008 related to these services.

6. DEBT FINANCING

Bank Financing

In April 2008, the Company entered into a credit agreement with a financial institution for the purpose of funding a portion of the cost of the ethanol plant. Under the credit agreement, the lender will provide a construction loan of $50,400,000, a construction revolving loan for $5,000,000 and will support the issuance of letters of credit up to $5,600,000, all of which are secured by substantially all assets. At July 31, 2008, the Company had issued $4,700,000 in letters of credit. The Company will make monthly interest payments for all amounts owed during the construction phase at the greater of LIBOR plus 350 basis points or 4%. No amounts have been drawn on this financing at July 31, 2008.

Upon the completion of construction, a maximum of $25,200,000 of the construction loan will convert into a fixed rate note, a maximum of $20,200,000 will convert into a variable rate note, and a maximum of $5,000,000 will convert into a long-term revolving note. The Company will make 59 monthly principal payments on the fixed rate note initially for approximately $145,000 plus accrued interest commencing one month immediately following the construction loan termination date. Interest will accrue on the fixed rate note at the greater of the one-month LIBOR rate plus 300 basis points or 4%. A final balloon payment on the fixed rate note of approximately $15,184,000 will be due five years following the construction loan termination date.

HIGHWATER ETHANOL, LLC

(A Development Stage Company)

Notes to Unaudited Condensed Financial Statements

July 31, 2008

For the variable rate note, the Company will make 59 monthly payments initially for approximately $147,000 plus accrued interest commencing one month immediately following the construction loan termination date for the variable rate note. Interest will accrue on the variable rate note at the greater of the one-month LIBOR rate plus 350 basis points or 4%. A final balloon payment of approximately $14,807,000 will be due five years following the construction loan termination date.

The amount available on the long-term revolving note will decline annually by the greater of $125,000 or 50% of the excess cash flow, as defined by the agreement.  The long-term revolving note will accrue interest monthly at the greater of the one-month LIBOR plus 350 basis points, or 4% until maturity will be due five years following the construction loan termination date.

The construction revolving loan is the Company’s line of credit and accrues interest at the greater of the one-month LIBOR plus 350 basis points or 4%.  The line of credit requires monthly interest payments and is payable in full on April 24, 2009.

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

As of July 31, 2008, the Company has letters of credit outstanding of $4,700,000 as mentioned previously.  The Company pays interest at a rate of 3% on amounts outstanding and the letters of credit are valid until July 2009.  One of the letters of credit will automatically renew for an additional one year period in the amount of $4,000,000.

Capital Lease

In April 2008, the Company entered into a lease agreement with the City of Lamberton, Minnesota, (the City) in order to finance equipment for the plant.  The lease has a term from April 1, 2008 through April 1, 2028 or until earlier terminated. The City financed the purchase of equipment through Solid Waste Facilities Revenue Bonds Series 2008A totaling $15,180,000.

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

The capital lease includes an option to purchase the equipment at fair market value at the end of the lease term.  Under the capital lease agreement, the proceeds are for project costs and the establishment of a capitalized interest fund and a debt service reserve fund.  The Company received proceeds of approximately $14,876,000, after financing costs of approximately $304,000.  At close when the funds were distributed, the remaining proceeds were held as restricted cash based on anticipated use and are split between a project fund of approximately $11,527,000, a capitalized interest fund of approximately $1,831,000, and a debt service reserve fund of approximately $1,518,000.

HIGHWATER ETHANOL, LLC

(A Development Stage Company)

Notes to Unaudited Condensed Financial Statements

July 31, 2008

Estimated principal payments on long-term debt are as follows at July 31, 2008:

2009	$—
2010	1,050,000
2011	1,490,000
2012	1,617,500
2013	1,755,000
After 2013	9,267,500
Total	$15,180,000

Future minimum lease payments under the capital lease are as follows at July 31, 2008:

2009	$1,634,380
2010	2,340,300
2011	2,780,300
2012	2,907,800
2013	3,045,300
After 2013	17,343,350
Total	30,051,430
Less amount representing interest	14,871,430
Present value of minimum lease payments	15,180,000
Less current maturities	—
Long-term debt	15,180,000
$15,180,000

7.  COMMITMENTS AND CONTINGENCIES

Construction Contracts

The total cost of the project, including the construction of the ethanol plant and start-up expenses, is expected to approximate $113,580,000.  The Company signed an agreement in September 2006 with a general contractor, an unrelated party, to design and build the ethanol plant at a total contract price of approximately $66,026,000. The design-build agreement provided for an upward adjust of the construction price over the construction cost index (CCI) published in January 2006 of 7660.29.  Due to the increase in the CCI and a change order, the increase in the contract price is approximately $3,924,000 based upon the CCI in April 2008 of 8112.45.  As the notice to proceed was executed in April 2008, the contract price increased, with change orders, to approximately $69,950,000.  Monthly applications will be submitted for work performed in the previous period.  Final payment will be due when final completion has been achieved.  As of July 31, 2008, the Company has incurred approximately $28,703,000 for these services.

Site Improvement Contracts

In November 2007, the Company entered into an agreement with an unrelated party for dirt work related to the construction of the plant for an amount of approximately $1,761,000.  The Company shall pay a monthly fee of 90% of the value based on the amount of work completed, with the remaining 10% held as retainage.  As of July 31, 2008, the Company has incurred approximately $1,703,000 under this agreement.

In July 2008, the Company entered into an agreement with an unrelated party for rail work for approximately $4,361,000.  The Company shall pay a monthly fee of 90% of the value based on the amount of work completed,

HIGHWATER ETHANOL, LLC

(A Development Stage Company)

Notes to Unaudited Condensed Financial Statements

July 31, 2008

with the remaining 10% held as retainage.  The contractor shall begin work on August 15, 2008, and must complete the project by January 15, 2009.  The contractor shall pay the Company $750 for damages each day that work extends beyond January 15, 2009.

In July 2008, the Company entered into an agreement with an unrelated party for the installation of piling for support of grain silos for approximately $428,000.  The contract required a 10% down payment of approximately $43,000 upon signing, and the company will make monthly progress payments once construction begins.

Land contracts

In March 2007, the Company purchased approximately 125 acres of land related to the two land options that were exercised in December 2006. The total purchase price was approximately $876,000. The Company subsequently secured financing for a portion of the land purchased as described in Note 3.  The Company’s comprehensive plan for the construction of the ethanol plant includes using this site and will also utilize both of the following adjacent parcels for its site.

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

Consulting contracts

In June 2007, the Company entered into an agreement with an unrelated party to be the exclusive provider of electricity for the plant. The agreement is to commence the earlier of the first day of the month in which the plant begins operations or June 1, 2008. The agreement is to remain in effect for a period of ten years following commencement. The rates for these services will be a fixed charge of approximately $12,000 per month along with monthly electric usage based on rates listed in the agreement. The rates for the first five years of the agreement are guaranteed.  The estimated construction cost of the electrical infrastructure is $1,300,000.  If the plant is not completed as planned or if the plant does not continue in operations for the entire term of the contract, the Company is liable for incurred project costs to date minus any salvage value.   The agreement requires the Company to provide a letter of credit upon request in the amount of $700,000, which was issued in July 2008, for the period of the construction and continuing for one year after commercial operation.  In June 2008, there was a verbal agreement to suspend the $12,000 monthly fee until operations begin.

In May 2008, the Company entered into an agreement with an unrelated party to provide construction management services.  The agreement will remain in effect until terminated.  The fees for these services are $10,250 per month plus expense reimbursement.  As of July 31, 2008, the Company has incurred approximately $33,000 under this agreement.

In June 2008, the Company entered into an agreement with an unrelated party for construction of a natural gas pipeline and to be the exclusive provider of natural gas for the plant. The agreement commences upon completion of the pipeline, which is expected to be in April 2009, and will remain in effect for ten years.  The rates for these

HIGHWATER ETHANOL, LLC

(A Development Stage Company)

Notes to Unaudited Condensed Financial Statements

July 31, 2008

services will be based on the agreed upon minimum usage at rates listed in the agreement.  The estimated construction cost of the pipeline is $4,000,000.  The agreement requires a cash deposit or letter of credit of $4,000,000 plus three months of capacity payments payable in installments determined by the unrelated party before construction begins.  The agreement also required the Company to provide a security deposit of $500,000, which will be returned to the Company over the term of the agreement. The Company made the security deposit payment of $500,000in June 2008, and secured a $4,000,000 letter of credit in July 2008.

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

In October 2007, the Company entered into a marketing agreement with an unrelated party to purchase all of the distiller’s dried grains with solubles (DDGS), wet distillers grains (WDG), and solubles the Company is expected to produce.  The buyer agrees to pay the Company 98% of the selling price for DDGS and 96% of the selling price for WDG and a fee of $2 per ton for solubles, with a minimum fee of $1.50 per ton for sales of DDGS and WDG.  The agreement commences on completion and start-up of operations of the plant and continues for one year.  The agreement will remain in effect thereafter unless a 120 day advance written notice of termination is provided by either party.

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

Overview

Highwater Ethanol, LLC (“we”, “our”, “Highwater Ethanol” or the “Company”) is a development-stage Minnesota limited liability company. Highwater Ethanol was formed on May 2, 2006 for the purpose of raising capital to develop, construct, own and operate a 50 million gallon per year ethanol plant near Lamberton, Minnesota.  We have not yet engaged in the production of ethanol and distillers grains. Based upon engineering specifications from Fagen, Inc., our design-builder, we expect the ethanol plant, once built, will process approximately

18.5 million bushels of corn per year into 50 million gallons of undenatured fuel grade ethanol and approximately 160,000 tons of dried distillers grains with solubles.

Plant construction is progressing on schedule.  Construction of the project is expected to take 16 to 18 months from the date site work commenced. We commenced site work in November 2007.  Our notice to proceed with construction to Fagen, Inc. was executed on April 7, 2008.  We anticipate that our plant will be operational in May 2009.

We are financing the development and construction of the ethanol plant with a combination of equity and debt.  Through private placements, we raised aggregate proceeds of $1,680,000 to fund our development, organizational and offering expenses.  In addition, we filed a federal registration statement for an initial public offering of our units with the Securities and Exchange Commission on Form SB-2 (SEC Registration No. 333-137482), as amended, which became effective on April 5, 2007.  We also registered these units with the state securities authorities in Florida, Georgia, Illinois, Iowa, Kansas, Louisiana, Minnesota, Missouri, South Dakota and Wisconsin.  We closed our offering on April 5, 2008 and subsequently released funds from escrow on April 7, 2008.  We raised approximately $45,670,000 in our public offering.  We issued approximately 4,567 registered units to our members, which supplemented the 386 units issued to our founders and seed capital members.  On April 21, 2008, we closed our debt financing arrangement with First National Bank of Omaha, Omaha, Nebraska (“FNBO”) and certain other financial institutions (collectively the “Banks”).  Our credit facility is in the amount of $61,000,000, consisting of a $50,400,000 construction note, a $5,000,000 revolving line of credit with $5,600,000 in letters of credit by FNBO.  We have issued letters of credit to Redwood Electric Cooperative, Inc. and Northern Natural Gas Company for the amount of $700,000 and $4,000,000, respectively.  The details of the letters of credit are described below in Plant Construction and Start-Up of Plant Operations.

Also, in April 2008, we entered into a long term equipment lease agreement with the City of Lamberton, Minnesota, (the “City”) in order to finance equipment for the plant.  The City financed the purchase of equipment through Solid Waste Facilities Revenue Bonds Series 2008A totaling $15,180,000.  We received proceeds of approximately $14,876,000, after financing costs of approximately $304,000.  The remaining proceeds, of $14,876,000, are held as restricted cash based on anticipated use and are split between a project fund of approximately $11,564,000, a capitalized interest fund of approximately $1,818,000, and a debt service reserve fund of approximately $1,501,000.  Based upon our current total project cost of $113,580,000, we expect our equity and debt sources to be sufficient to complete plant construction and begin start-up operations.

On September 28, 2006, we entered into a design-build contract with Fagen, Inc. for the design and construction of the ethanol plant for a total price of $66,026,000, which does not include change orders or increases in the costs of materials provided by the Construction Cost Index published by Engineering News-Record Magazine (“CCI”) costs escalator provision contained in the design-build agreement.  The design-build agreement provided for an upward adjustment of the construction price over the CCI published in January 2006 of 7660.29.  As the notice to proceed was executed in April 2008, the contract price increased with change orders, to approximately $69,950,000.  We budgeted for this potential increase within our CCI Contingency and Construction Contingency estimates, which we believe covers the increase.

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

Plan of Operations to Start-Up of the Ethanol Plant

We began site work in November 2007.  Our notice to proceed with construction to Fagen, Inc. was executed on April 7, 2008.  We anticipate that our plant will be operational in May 2009.  As a result of our successful completion of the registered offering and related debt financing, we expect to have sufficient cash on hand to cover all costs associated with the completion of construction and start-up operations.  However, any significant changes in our estimated budget may require us to seek additional sources of financing.  We estimate that we need approximately $113,580,000 to complete the project, including, but not limited to, site development, utilities, construction and equipment acquisition.

Project Capitalization

We issued 150 units to our founding members, for an aggregate of $500,000.  In addition, we issued 236 units to our seed capital members in exchange for aggregate proceeds of approximately $1,180,000.  We received total proceeds from our private placements of $1,680,000.

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

On April 24, 2008, we entered into a Construction Loan Agreement (the “Agreement”) with First National Bank of Omaha of Omaha, Nebraska (“FNBO”) for the purpose of funding a portion of the cost of the ethanol plant.  Under the Agreement, FNBO has agreed to loan us up to $61,000,000, consisting of a $50,400,000 Construction Loan, together with a $5,000,000 Revolving Loan, and $5,600,000 to support the issuance of letters of credit by FNBO. We have issued letters of credit to Redwood Electric Cooperative, Inc. and Northern Natural Gas Company for the amount of $700,000 and $4,000,000 respectively.  The details of the letters of credit are described below in Plant Construction and Start-Up of Plant Operations.

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

Also on April 24, 2008, we entered into certain financing and credit arrangements with U.S. Bank National Association, as trustee (the “Trustee”) and the City of Lamberton, Minnesota (the “City”) in order to secure the proceeds from the sale of the solid waste facilities revenue bonds, Series 2008A (the “Bonds”) issued by the City in the aggregate principal amount of $15,180,000 pursuant to a trust indenture between the City and the Trustee (“Trust Indenture”). We entered into a lease agreement with the City in order to finance the equipment for our ethanol plant to be located near Lamberton, Minnesota and correspondingly, the City has undertaken the issuance of the Bonds to finance the acquisition and installation of certain solid waste facilities in connection with our ethanol plant. The City has undertaken the issuance of the Bonds to finance the acquisition and installation of certain solid waste facilities in connection with our ethanol plant to be located near Lamberton, Minnesota.  Highwater received proceeds of approximately $14,876,000, after financing costs of approximately $304,000.  The remaining proceeds are held as restricted cash based on anticipated use and are split between a project fund of approximately $11,564,000, a capitalized interest fund of approximately $1,818,000, and a debt service reserve fund of approximately $1,501,000.  The Bonds mature on December 1, 2022 and bear interest at a rate of 8.5%.  The lease agreement is secured by substantially all business assets and is subject to various financial and non-financial covenants that limit distributions and leverage and require minimum debt service coverage, net worth and working capital requirements.

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

Site Acquisition and Development

We expect to continue work principally on the development and construction of our ethanol plant, the development of our plant site in Redwood County, Minnesota, obtaining the permits necessary to operate the plant and negotiating contracts necessary for the operation of the plant.

In March 2007, we purchased approximately 125 acres of land related to two adjacent land options that were exercised in December 2006.  The total purchase price was approximately $876,000.  We had obtained the right and option to purchase two additional adjacent parcels of land in September 2006 and have since exercised the option on both parcels.  The first parcel was for six acres of land with a total purchase price of approximately $43,000.  The second option was for thirteen acres of land with a total purchase price of approximately $104,000.  We also purchased an additional six acres for approximately $75,000 in April 2008.

Plant Construction and Start-Up of Plant Operations

Construction of the project is expected to take 16 to 18 months from the date construction commenced.  We anticipate completion of plant construction in approximately May 2009.  We anticipate that our total project cost will be approximately $113,580,000.  We expect to have sufficient cash on hand through our equity and debt financing to complete construction and start-up operations.  However, any significant changes to our estimated budget may result in our need for additional equity or debt financing.  Once we are operational, we expect to begin generating cash flow.

On September 28, 2006, we entered into a design-build contract with Fagen, Inc. for the design and construction of our ethanol plant for a total price of $66,026,000, which does not include any change orders or increases in the CCI costs escalator provision contained in the design-build agreement.  Our design-build agreement with Fagen, Inc. provides for an upward adjustment of the construction price in an amount equal to the percentage increase in the CCI for April 2008, the month in which our notice to proceed was executed, over the CCI published for January 2006.  The amount of the contract price increase will be equal to the increase in the CCI based upon the January 2006 CCI of 7660.29.  Due to the increase in the CCI and a change order, the increase in the contract price is approximately $3,924,000 based upon the CCI in April 2008 of 8112.45.  We have included a CCI Contingency estimate as well as a Construction Contingency estimate in our overall budget which will be used to cover the additional CCI amount under the design-build contract.  If Fagen, Inc. is required to employ union labor, excluding union labor for the grain system and energy center, the contract price will be increased to include any increased costs associated with the use of union labor.  We paid a mobilization fee of $5,000,000 to Fagen, Inc. when we issued our notice to proceed with construction in April 2008 pursuant to the terms of the design-build contract.  As of July 31, 2008, we have incurred approximately $28,703,000 for services under our design-build contract.

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

On November 28, 2007 we executed a Phase 1 Mass Grading and Drainage Agreement with R and G Construction Co. for certain improvements to the project site which involves mass grading and drainage activities. We agreed to pay a monthly fee of 90% of the value based on the amount of work completed with the remaining 10% held as retainage.  As of July 31, 2008, we incurred approximately $1,703,000 for R and G’s services under this agreement.

In July 2008, we entered into an agreement with L.A. Colo., LLC for rail work in the amount of approximately $4,361,000.  We agreed to pay a monthly fee of 90% of the value on the amount of work completed with the remaining 10% held as retainage.  The project is scheduled to be completed by January 15, 2009.  As of July 31, 2008, we had not incurred any costs under this agreement.

Also, in July 2008, we entered into an agreement with McCormick Construction Company for the installation of auger cast pilings for support of grain silos for approximately $428,000.  We paid a 10% down payment of approximately $43,000 upon execution of the documents, and will make monthly progress payments once construction begins.

Plant construction is progressing on schedule.  We commenced site work at the plant in November 2007.  We provided Fagen, Inc. with notice to proceed with construction, which was executed on April 7, 2008.  Status to date on the construction is as follows:

•     Administration Building—Bids for the construction of the administration building were received by the Company at the end of July and we have recently selected a contractor.  We expect construction of the building to commence in September.

•     Maintenance Building—The construction of the maintenance building is complete.

•     Process Area—All four of the fermentation tanks have been built and are in the process of installing the internal components.  The slurry tanks are in place and the liquefaction tanks have been built and internal components assembled.  All of the evaporators are on site and set in place.

•     Energy Center—The dryers for the Energy Center were delivered in late August and set it place.  The structural steel for the building is now being assembled around the dryers.

•     Cooling Tower/Water Treatment—The cooling tower foundation is done and erection of the cooling tower is underway.  We anticipate completion in October.  Construction on the water treatment building has not yet commenced, however, the design has been finalized and we expect construction to commence in October.

•     Tank Farm—The liner for the tank farm has been laid and the two ethanol storage tanks have been constructed and the three remaining 100,000 gallon tanks are currently under construction.

•     DDG Building—The wall footings for the DDG building have been completed and two-thirds of the structural steel is up and approximately three-fourths of the floor has been poured.

•     Grains Area—The grain receiving area is approximately 20% complete.

•     Rail Loop Track—Due to rains in the month of July, R & G was delayed in working on the rail siding and spur areas.  Dirt work is about 95% complete and the drainage work complete.  We anticipate completion by the end of September.  We are already starting to receive the rail materials on site with track construction commencing shortly thereafter.

•      Electrical Substation—Redwood Electric is setting electrical switch gear structures and equipment for the electrical substation.

We estimate that we will need approximately $69,950,000 to construct the plant and a total of approximately $43,630,000 to cover all other expenditures necessary to complete the project, commence plant operations and produce revenue.  Included in the total budget is $3,741,000 for the CCI increases and $1,179,000 in construction contingency which we believe will cover the increased cost of plant construction.

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

Other Consultants

Agreement for Electric Service

On June 28, 2007 we entered into an Agreement for Electric Service with Redwood Electric Cooperative, Inc. for the sale and delivery of electric power and energy necessary to operate our ethanol plant.  In exchange for its services, we agreed to pay Redwood Electric Cooperative, Inc. a monthly facilities charge of approximately $12,000 plus the Cooperative’s standard electrical rates. Pursuant to the agreement the contract rate will be guaranteed for up to five years. Upon execution of the agreement, we became a member of the Cooperative and are bound by its articles of incorporation and bylaws. This agreement will remain in effect for ten years following the initial billing period.  In the event we wish to continue receiving electrical service from the Cooperative beyond the ten year period, we will need to enter into a new agreement with the Cooperative at least one year prior to the expiration of the initial ten year period.  If the agreement is terminated by either party for any reason prior to the expiration of the initial ten year period, we will be required to pay for the entire amount of the facility charge for the remainder of the initial ten year period.  Also, pursuant to this agreement, Highwater provided the Cooperative with a Letter of Credit in the amount of $700,000 at the expense of Highwater for the entire period of construction and continuing for a period of one year of commercial operation.  The Cooperative agrees to release the Letter of Credit requirement after one full year of commercial operation upon a showing by Highwater that it is solvent.  In the event that Highwater is not solvent after one year of commercial operation, the Letter of Credit will remain in effect; provided, however, the Cooperative agrees to review Highwater’s financial situation after each subsequent one year period has passed and if Highwater establishes that it is solvent at any of those review dates, the letter of credit will be released.

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

Construction Consulting Agreement

On May 27, 2008 we entered into an Agreement for Consulting Services with Granite Falls Energy, LLC (“Granite Falls”) to assist us in monitoring the construction and reviewing project plans and documents.  Some of their services may include reviewing project budget and timeline, reviewing contracts, weekly on-site inspections, obtaining competitive bids and executing contracts for services not currently under contract and providing recommendation and analysis of change order requests.  In exchange for these services, we will pay Granite Falls a Consultant fee of $10,250 per month for its consulting services.  Additional services will be billed to Highwater in accordance with a set fee schedule.  The agreement commenced May 1, 2008 and will continue unless terminated by either party, by providing the other with a 30 day advance written notice of termination.

Natural Gas Service Agreement

On July 1, 2008, we entered into a natural gas service agreement with CenterPoint Energy Resources Corp., d.b.a. CenterPoint Energy Minnesota Gas (“CenterPoint Energy”).  CenterPoint Energy will construct a pipeline from the Northern Natural Gas Company (“Northern”) Town Border Station for Highwater (Highwater TBS”) terminating at Highwater’s selected location.  Construction shall be completed by the later of April 1, 2009 or within

15 days of Northern’s completion of the Highwater TBS.  Additionally, Highwater agrees to purchase all of its natural gas requirements from CenterPoint Energy’s pipeline.  This Agreement will continue until October 31, 2019.  Also, pursuant to this agreement, Highwater has provided Northern with a Letter of Credit for $4,000,000.  Northern may draw on the Letter of Credit only if (1) Highwater is in default of its obligations under this agreement and all applicable notice and cure periods have expired or (2) Northern’s contractual obligations with Highwater extend beyond the expiration date of the Letter of Credit and either Highwater or the Issuing Bank has provided notice to Northern that the Letter of Credit will not be extended beyond its currently effective expiration period.

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

We have received our Air Emissions Permit, a Stormwater Permit, a Discharge of Stormwater During Construction Activities Permit, Groundwater Permit, and an Above Ground Storage Tank Permit.  Additionally, we have received the water appropriation permits from the Minnesota Department of Natural Resources as well as Notice from the Redwood Conservation District approving an exemption to place force mains through a wetland area.

We are currently in the processing of working in connection with the City of Lamberton to obtain the necessary permits from Minnesota Pollution Control Agency (MPCA) for treatment of our wastewater.  If we are able to obtain the necessary permits we will be able to use the City of Lamberton’s holding ponds for disposal of our wastewater.  In the event we are unable to obtain the necessary permits from MPCA, we may have to construct our own water treatment facility which may potentially increase our construction budget.

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

On June 18, 2008, the United States Congress overrode a presidential veto of the Food, Conservation and Energy Act of 2008, otherwise known as the Farm Bill to ensure that all parts of the 2008 Farm Bill are enacted into law.  Passage of the 2008 Farm Bill reauthorizes the 2002 farm bill and adds new provisions regarding energy, conservation, rural development, crop insurance as well as other subjects.  The energy title continues the energy programs contained in the 2002 farm bill but refocuses certain provisions on the development of cellulosic ethanol technology.  The new legislation provides assistance for the production, storage and transport of cellulosic feedstocks and provides support for ethanol production from such feedstocks in the form of grants, loans and loan guarantees.  The 2008 Farm Bill also modifies the ethanol fuel credit from 51 cents per gallon to 45 cents per gallon beginning in 2009.  The bill also extends the 54 cent per gallon tariff on imported ethanol for two years, to January 2011.  The 2008 Farm Bill is distinct from the Energy Independence and Security Act of 2007, which contains the renewable fuels standards as described above.

Ethanol production continues to rapidly grow as additional plants and plant expansions become operational. According to the Renewable Fuels Association, as of August 19, 2008, 167 ethanol plants were producing ethanol with a combined annual production capacity of 9.91 billion gallons per year and current expansions and plants under construction constituted an additional future production capacity of 3.66 billion gallons per year.  According to the August 2008, Renewable Fuels Association report, there are currently 19 ethanol plants in operation within the State of Minnesota with approximate annual production capacity of 842.1 million gallons and there are another 3 ethanol plants under construction or expansion with an anticipated annual production capacity of approximately 235 million gallons.  Excess capacity in the ethanol industry will have an adverse effect on our results of operations, cash flows and financial condition once we are operational.  In a manufacturing industry with excess capacity, producers have an incentive to manufacture additional products for so long as the price exceeds the marginal cost of production (i.e., the cost of producing only the next unit, without regard to interest, overhead or fixed costs).  This incentive can result in the reduction of the market price of ethanol to a level that is inadequate to generate sufficient cash flow to cover costs.  As ethanol production continues to grow in 2008, we expect continued pressure on the ethanol prices.  If the demand for ethanol does not grow at the same pace as increases in supply, we expect the price for ethanol to decline.  Declining ethanol prices will result in lower revenues and may reduce or eliminate profits causing the value of your investment to be reduced.

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

Trends and Uncertainties Impacting the Corn and Natural Gas Markets and Our Cost of Goods Sold

We expect our future cost of goods sold will consist primarily of costs relating to the corn and natural gas supplies necessary to produce ethanol and distillers grains for sale. According to the United States Department of Agriculture, the 2007 U.S. corn crop produced 13.1 billion bushels eclipsing the previous record, set in 2004, of 11.8 billion bushels.  Despite the large 2007 corn crop, corn prices have increased sharply since 2006 and remained high throughout 2007 and 2008.  U.S. farmers are on pace to produce the second largest corn crop in history, despite June’s severe flooding in the Midwest.  According to a report issued by the United States Department of Agriculture on August 12, 2008, corn production is forecasted at 12.3 billion bushels, down 6 percent from last year’s record, but up 17 percent from 2006.  Based on conditions as of August 1, 2008, corn yields are expected to average 155 bushels per acre, up 3.9 bushels from last year.  Despite the recent drop in corn prices, we expect the price of corn to remain high for the remainder of the 2008 fiscal year.  Although we do not expect to begin operations until May 2009, we expect continued volatility in the price of corn, which could significantly impact our cost of goods sold.  The number of operating and planned ethanol plants in our immediate surrounding area and nationwide will also significantly increase the demand for corn. This increase will likely drive the price of corn upwards in our market which will impact our ability to operate profitably.

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

Natural gas is also an important input commodity to our manufacturing process. We estimate that our natural gas usage will be approximately 15% to 20% of our annual total production cost. We use natural gas to dry our distillers grain products to moisture contents at which they can be stored for extended periods of time and transported greater distances.  The price of natural gas has fallen sharply the last few months, from a peak of just over $13.00 per MMBTU to $8.33.  This is due in part, to a large increase in production coming from the lower 48 states, where after several years of no growth in production, there have been large year-over-year increases in production.  A report from the Energy Information Administration shows a 9% increase in production in the first quarter of 2008 over the same quarter in 2007.  We expect continued volatility in the natural gas market. Any ongoing increases in the price of natural gas will increase our cost of production and may negatively impact our future profit margins.

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

Employees

Prior to commencement of operations, we intend to hire approximately 32 full-time employees.  Approximately six of our employees will be involved primarily in management and administration and the remainder will be involved primarily in plant operations. Our officers are Brian D. Kletscher, President; John M. Schueller, Vice President; Jason R. Fink, Treasurer; and Timothy J. Van Der Wal, Secretary. As of the date of this report, we have hired three part-time office employees.

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

Liquidity and Capital Resources

Sources of Funds

Through our previous private placements, we raised $1,680,000 of seed capital equity to fund our development, organizational and offering expenses.  We conducted a public offering of our units.  We raised approximately $45,670,000 in the offering.  We closed the offering on April 5, 2008 and released funds from escrow on April 7, 2008.  We then issued 4,567 registered units to our members.  In addition, we secured debt financing in the amount of $61,000,000 from First National Bank of Omaha as discussed above in “Plan of Operations to Start-Up of the Ethanol Plant-Project Capitalization.”  Additionally, we plan to apply for grants from the USDA and other sources.

The following schedule sets forth estimated sources of funds to build our ethanol plant near Lamberton, Minnesota and begin start-up operations.  This schedule could change in the future depending on whether we receive additional grants.

Estimated Sources of Funds (1)		Percent
Offering Proceeds (2)	$45,670,000	40.21%
Seed Capital Proceeds (3)	$1,680,000	1.48%
Senior Debt Financing (4)	$51,354,000	48.13%
Bond Financing (5)	$14,876,000	10.18%
Estimated Total Sources of Funds	$113,580,000	100.00%

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

(4)                 We have a definitive loan agreement with FNBO for debt financing in the amount up to $61,000,000, consisting of up to $50,400,000 for a Construction Loan, together with up to a $5,000,000 Revolving Loan and up to $5,600,000 to support the issuance of letters of credit by FNBO.  We have issued letters of credit to Redwood Electric Cooperative, Inc. and Northern Natural Gas Company for the amount of $700,000 and $4,000,000 respectfully.  The details of the letters of credit are described above in Plant Construction and Start-Up of Plant Operations.

(5)                 We have entered into a long term lease agreement with the City of Lamberton, Minnesota in order to finance equipment for the plant.  The City financed the purchase of equipment through Solid Waste Facilities Revenue Bonds Series 2008A totaling $15,180,000.  We received proceeds of approximately $14,876,000, after financing costs of approximately $304,000.  The remaining proceeds are held as restricted cash based on anticipated use and are split between a project fund of approximately $11,564,000, a capitalized interest fund of approximately $1,818,000, and a debt service reserve fund of approximately $1,501,000.

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

Use of Proceeds	Amount	Percent of Total
Plant construction	$66,026,000	58.13%
CCI Contingency	3,741,000	3.29%
Land cost	1,098,000	0.97%
Site development costs	14,641,800	12.89%
Construction contingency	1,179,000	1.04%
Construction performance bond	350,000	0.31%
Construction insurance costs	164,000	0.14%
Administrative building	350,000	0.31%
Office equipment	80,000	0.07%
Computers, Software, Network	150,000	0.13%
Railroad	4,900,000	4.31%
Rolling stock	400,000	0.35%
Fire Protection and water supply	5,495,000	4.84%
Construction Manager Fees	100,000	0.09%
Capitalized interest	2,578,000	2.27%
Start up costs:
Financing costs	1,840,700	1.62%
Cost of Raising Capital	434,000	0.38%
Organization costs	1,414,500	1.25%
Pre-production period costs	750,000	0.66%
Debt Service Reserve	1,888,000	1.66%
Working capital	2,000,000	1.76%
Inventory - corn	1,100,000	0.97%
Inventory - chemicals and ingredients	400,000	0.35%
Inventory - Ethanol	1,500,000	1.32%
Inventory - DDGS	500,000	0.44%
Spare parts - process equipment	500,000	0.44%
Total	$113,580,000	100.00%

The sources and uses for the project have been modified to reflect the updated costs and financing sources for the project.  We removed the water treatment facility from our budget as we are in discussions with the City of Lamberton, Minnesota for the treatment of our wastewater.  In the event we are unable to enter into an agreement with the City of Lamberton for the treatment of our wastewater we may have to include the construction of our own water treatment facility in our use of proceeds.  In addition, our use of proceeds budget was increased due to increases in the budgeted amounts for the CCI contingency, site development costs, construction performance bond, railroad costs, fire protection and water supply, and financing costs.  Our use of proceeds is measured from date of inception and we have already incurred some of the related expenditures.

Quarterly Financial Results

As of July 31, 2008, we had cash of approximately $16,725,000 and total assets of approximately $68,054,000, which includes approximately $32,800,000 in construction in progress.  As of July 31, 2008, we had current liabilities of approximately $7,707,000 consisting mainly of accrued interest in the amount of approximately $344,000 and construction payable in the amount of approximately $7,308,000.  In addition, we have long term debt of approximately $15,180,000.    Total members’ equity as of July 31, 2008, was approximately $45,167,000.  Since inception, we have generated no revenue from operations, and as of July 31, 2008, have accumulated net losses of approximately $1,463,000 and accumulated other comprehensive loss of approximately $24,000.

We raised $1,680,000 in seed capital through previous private placements.  We received proceeds for approximately 4,567 units through our registered offering for aggregate proceeds of approximately $45,670,000.  We closed the offering on April 5, 2008 and released funds from escrow on April 7, 2008.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3A(T).           Controls and Procedures

Our management, including our President (the principal executive officer), Brian Kletscher, along with our Treasurer, (the principal financial officer), Jason R. Fink, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2008.  Based upon this review and evaluation, these officers have concluded that our disclosure controls and procedures were not effective based upon the material weaknesses discussed in our Annual Report for the fiscal year ending October 31, 2007 filed on Form 10-KSB.  Our management will continue our efforts to remediate these material weaknesses through ongoing process improvements and the implementation of enhanced policies and improving standards.  We are in the process of strengthening internal controls including enhancing our internal control systems and procedures to assure that these weaknesses are corrected and remediated.  No material weaknesses will be considered remediated until the remedial procedures have operated for an appropriate period, have been tested, and management has concluded that they are operating effectively.

Changes in Internal Control Over Financial Reporting

Our management, consisting of our President and our Treasurer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred as of July 31, 2008, and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

We terminated our escrow account and released offering proceeds on April 7, 2008.  As of July 31, 2008, our expenses related to the registration and issuance of these units was $736,400, which were netted against our offering proceeds.  The following describes our use of net offering proceeds through September 12, 2008.

Net proceeds	$44,933,600.00 (1)
Purchase of Land	$(1,098,000)
Construction of Plant and Site Development	$(26,354,059.51)
Other	$(3,680,119.49)
Balance	$13,801,421

(1) Gross proceeds net of offering expenses of $736,400.

All the foregoing payments were direct or indirect payments to persons or entities other than our directors, officers, or unit holders owning 10% of more of our units.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Submission of Matters to a Vote of Security Holders

None.

Item 5.   Other Information

None.

Item 6.   Exhibits

The following exhibits are filed as part of, or are incorporated by reference into, this report:

Exhibit No.	Description	Method of Filing
10.2	Lease Agreement dated April 1, 2008 with the City of Lamberton, MN	(2)

10.3	Trust Indenture dated April 1, 2008 with the City of Lamberton, MN and U.S. Bank National Association	(2)

10.4	Guaranty Agreement dated April 1, 2008 with U.S. Bank National Association	(2)

10.5	Bill of Sale dated April 25, 2008 from Highwater Ethanol, LLC to City of Lamberton, MN	(2)

10.6	Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Financing Statement dated April 1, 2008 with U.S. Bank National Association	(2)

10.7	Security Agreement dated April 1, 2008 with U.S. Bank National Association	(2)

10.8	Intercreditor Agreement dated April 24, 2008 with First National Bank of Omaha and U.S. Bank National Association.	(2)

10.9	Disbursing Agreement dated April 24, 2008 with First National Bank of Omaha, Homestead Escrow and Exchange Company and Dakota Homestead Title Insurance Company.	(2)

10.10	Construction Loan Agreement dated April 24, 2008 with First National Bank of Omaha.	(2)

10.11	Construction Loan Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Financing Statement dated April 24, 2008 with First National Bank of Omaha.	(2)

10.12	Security Agreement dated April 25, 2008 with First National Bank of Omaha.	(2)

10.13	$10,000,000 Construction Note dated April 24, 2008 with First National Bank of Omaha.	(2)

10.14	$2,000,000 Construction Note dated April 25, 2008 with First National Bank of Omaha.	(2)

10.15	$9,000,000 Construction Note dated April 25, 2008 with First National Bank of Omaha.	(2)

10.16	$13,646,000 Construction Note dated April 25, 2008 with First National Bank of Omaha.	(2)

10.17	$500,000 Construction Note dated April 25, 2008 with First National Bank of Omaha.	(2)

10.18	$1,000,000 Construction Note dated April 25, 2008 with First National Bank of Omaha.	(2)

10.19	$14,254,000 Construction Note dated April 25, 2008 with First National Bank of Omaha.	(2)

10.20	Promissory Note and Continuing Letter of Credit Agreement dated April 24, 2008 with First National Bank of Omaha.	(2)

10.21	$1,000,000 Revolving Promissory Note dated April 24, 2008 with First National Bank of Omaha.	(2)

10.22	$1,354,000 Revolving Promissory Note dated April 24, 2008 with First National Bank of Omaha.	(2)

10.23	$2,646,000 Revolving Promissory Note dated April 24, 2008 with First National Bank of Omaha.	(2)

10.24	Consulting Agreement dated May 27, 2008 with Granite Falls Energy, LLC.	(2)

10.25	Private Placement Agreement dated March 27, 2008 with City of Lamberton, MN and Northland Securities, Inc.	(1)

10.26	Natural Gas Service Agreement dated June 26, 2008 with CenterPoint Energy Resources Corp.+	*

10.27	General Contract dated July 30, 2008 with L.A. Colo, LLC	*

10.28	Grain Silo Support Construction Contract dated July 24, 2008 with McC, Inc.	*

31.1	Certificate Pursuant to 17 CFR 240.13a-14(a)	*

31.2	Certificate Pursuant to 17 CFR 240.13a-14(a)	*

32.1	Certificate Pursuant to 18 U.S.C. § 1350	*

32.2	Certificate Pursuant to 18 U.S.C. § 1350.	*

(*)           Filed herewith.

(+)           Material has been omitted pursuant to a request for confidential treatment and such materials have been filed separately with the Securities and Exchange Commission.

(1)           Incorporated by reference to Exhibit 99.1 in Form 8-K filed with the Securities and Exchange Commission on April 1, 2008.

(2)           Incorporated by reference to exhibits of the same numbers in Form 10-QSB filed with the Securities and Exchange Commission on June 13, 2008.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HIGHWATER ETHANOL, LLC

Date:	September 15, 2008	/s/ Brian Kletscher
Brian Kletscher
Chairman and President (Principal Executive Officer)

Date:	September 15, 2008	/s/ Jason R. Fink
Jason R. Fink
Treasurer (Principal Financial and Accounting Officer)