Form 10KSB
period 2008-10-31
HIGHWATER ETHANOL LLC
filed 2009-01-29
CIK 1371451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒  Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended October 31, 2008

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

As of January 25, 2009, the aggregate market value of the membership units held by non-affiliates (computed by reference to the most recent offering price of such membership units) was $47,350,000.  The Company is a limited liability company whose outstanding common equity is subject to significant restrictions on transfer under its Member Control Agreement.  No public market for common equity of Highwater Ethanol, LLC is established and it is unlikely in the foreseeable future that a public market for its common equity will develop.

As of January 25, 2009, there were 4,953 membership units outstanding.

Transitional Small Business Disclosure Format (Check one):                     ☐  Yes                ☒  No

Forward Looking Statements

This report contains forward-looking statements that involve future events, our future performance and our expected future operations and actions. In some cases you can identify forward-looking statements by the use of words such as “may,” “should,” “will,” “anticipate,” “believe,” “expect,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions. Many of these forward-looking statements are located in this report under Item 1, “Description of Business;” Item 1A, “Risk Factors,” Item 2, “Description of Property;” and Item 6, “Management’s Discussion and Analysis or Plan of Operations,” but they may appear in other sections as well.

These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties. Important factors that could significantly affect our assumptions, plans, anticipated actions and future financial and other results include, among others, those matters set forth in the section of this report in Item 1A - “Risk Factors.”  You are urged to consider all of those risk factors when evaluating any forward-looking statement, and we caution you not to put undue reliance on any forward-looking statements.

You should read this report thoroughly with the understanding that our actual results may differ materially from those set forth in the forward-looking statements for many reasons, including events beyond our control and assumptions that prove to be inaccurate or unfounded.  We cannot provide any assurance with respect to our future performance or results.  While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include

•	Changes in our business strategy, capital improvements or development plans;
•	Construction delays and technical difficulties in constructing the plant;
•	Increases in the cost of construction;
•	Changes in the environmental regulations or in our ability to comply with the environmental regulations that apply to our plant site and our anticipated operations;
•	Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries;
•	Changes in the availability and price of corn and natural gas and the market for ethanol and distillers grains;
•	Our anticipated inelastic demand for corn, as it is the only available feedstock for our plant;
•	Difficulties we may encounter during the construction of our plant;
•	Changes in federal and/or state laws (including the elimination of any federal and/or state ethanol tax incentives);
•	Changes and advances in ethanol production technology that may make it more difficult for us to compete with other ethanol plants utilizing such technology;
•	Competition from alternative fuel additives;
•	Our inability to secure credit that we may require in the future;
•	Lack of transport, storage and blending infrastructure preventing ethanol from reaching high demand markets;
•	Changes in interest rates and lending conditions;
•	Volatile commodity and financial markets; and
•	Ethanol supply exceeding demand and corresponding ethanol price reductions.

The cautionary statements referred to in this section also should be considered in connection with any subsequent written or oral forward-looking statements that may be issued by us or any persons acting on our behalf. We are not under any duty to update the forward-looking statements contained in this report. We cannot guarantee future results, levels of activity, performance or achievements. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report. You should read this report and the documents that we reference in this report and have filed as exhibits completely and with the understanding that our actual future results may be materially different from what we currently expect. We qualify all of our forward-looking statements by these cautionary statements.

AVAILABLE INFORMATION

Our website address is www.highwaterethanol.com.  Our annual report on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”), are available, free of charge, on our website at www.highwaterethanol.com under the link “Invest,” as soon as reasonably practicable after we electronically file such materials with, or furnish such materials to, the Securities and Exchange Commission.  The contents of our website are not incorporated by reference in this annual report on Form 10-KSB.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

Business Development

Highwater Ethanol, LLC (“we,” “our,” “Highwater Ethanol” or the “Company”) is a development-stage Minnesota limited liability company organized on May 2, 2006, for the purpose of developing, constructing, owning and operating a 50 million gallon per year ethanol plant near Lamberton, Minnesota in Redwood County.  We have not yet engaged in the production of ethanol or distillers grains.  Based upon engineering specifications from our design-builder, Fagen, Inc., we expect the ethanol plant, once built, will process approximately 18.5 million bushels of corn per year into 50 million gallons of denatured fuel grade ethanol and 160,000 tons of dried distillers grains with solubles.

As of our fiscal year ended October 31, 2008, construction of our ethanol plant is progressing on schedule.  Construction of the project is expected to take 16 to 18 months from the date site work commenced. We commenced site work in November 2007.  Our notice to proceed with construction to Fagen, Inc. was executed on April 7, 2008.  We anticipate that our plant will be operational in May 2009.

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

We are financing the development and construction of the ethanol plant with a combination of equity and debt.  Also, in April 2008, we entered into a long term equipment lease agreement with the City of Lamberton, Minnesota, (the “City”) in order to finance equipment for the plant.  Based upon our current total project cost of $113,580,000, we expect our equity and debt sources to be sufficient to complete plant construction and begin start-up operations.  See “Item 6. Management’s Discussion and Analysis or Plan of Operation—Liquidity and Capital Resources” for additional discussion of project capitalization.

Principal Products and Markets

The principal products we anticipate producing at the plant are fuel-grade ethanol and distillers grains.  Raw carbon dioxide gas is another co-product of the ethanol production process but we have no plans to capture or market it at this time.

Ethanol

Ethanol is ethyl alcohol, a fuel component made primarily from corn and various other grains.  According to the Renewable Fuels Association, approximately 85 percent of ethanol in the United States today is produced from corn, and approximately 90 percent of ethanol is produced from a corn and other input mix. The ethanol we expect to produce is manufactured from corn.  Corn produces large quantities of carbohydrates, which convert into glucose more easily than most other kinds of biomass. The Renewable Fuels Association estimates current annual domestic ethanol production capacity is at approximately 10.58 billion gallons as of January 8, 2009.

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

Distillers Grains

The principal co-product of the ethanol production process is distillers grains, a high protein, high-energy animal feed supplement primarily marketed to the dairy, beef, poultry and swine industries.  Distillers grains contain by-pass protein that is superior to other protein supplements such as cottonseed meal and soybean meal.  By-pass proteins are more digestible to the animal, thus generating greater lactation in milk cows and greater weight gain in beef cattle.  Distillers grains can also be included in the rations of breeder hens and laying hens which can potentially contain up to 20% and 15% distillers grains, respectively.  Dry mill ethanol processing creates three forms of distiller grains: Distillers Wet Grains with Solubles (“DWS”), Distillers Modified Wet Grains with Solubles (“DMWS”) and Distillers Dried Grains with Solubles (“DDGS”).  DWS is processed corn mash that contains approximately 70% moisture.  DWS has a shelf life of approximately three days and can be sold only to farms within the immediate vicinity of an ethanol plant.  DMWS is DWS that has been dried to approximately 50% moisture.  DMWS have a slightly longer shelf life of approximately ten days and are often sold to nearby markets.  DDGS is DWS that has been dried to 10% to 12% moisture.  DDGS has an almost indefinite shelf life and may be sold and shipped to any market regardless of its vicinity to an ethanol plant.

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

Regional Ethanol Markets

Typically a regional market is one that is outside of the local market, yet within the neighboring states.  We believe our regional market is within a 450-mile radius of our plant and will be serviced by rail.  We are in the process of constructing a two-mile side rail track for our plant so that we may load unit trains allowing us to more effectively reach regional and national markets.  Because ethanol use results in less air pollution than regular gasoline, regional markets typically include large cities that are subject to anti-smog measures such as either carbon monoxide or ozone non-attainment areas.

National Ethanol Markets

While we believe that the nationally mandated usage of renewable fuels is currently driving demand, we believe that an increase in voluntary usage will be necessary for the industry to continue its growth trend.  The passage of the Energy Independence and Security Act of 2007, which increased the Renewable Fuels Standard

(“RFS”), may encourage blenders to increase blending of ethanol.  We expect that voluntary usage by blenders will occur only if the price of ethanol makes increased blending economical.  In addition, we believe that heightened consumer awareness and consumer demand for ethanol-blended gasoline may play an important role in growing overall ethanol demand and voluntary usage by blenders.  If blenders do not voluntarily increase the amount of ethanol blended into gasoline and consumer awareness does not increase, it is possible that additional ethanol supply will outpace demand and further depress ethanol prices.

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

Federal Ethanol Supports and Governmental Regulation

Federal Ethanol Supports

Food, Conservation and Energy Act of 2008

On June 18, 2008, the United States Congress overrode a presidential veto of the Food, Conservation and Energy Act of 2008, otherwise known as the Farm Bill to ensure that all parts of the 2008 Farm Bill are enacted into law.  Passage of the 2008 Farm Bill reauthorizes the 2002 farm bill and adds new provisions regarding energy, conservation, rural development, crop insurance as well as other subjects.  The energy title continues the energy programs contained in the 2002 farm bill but refocuses certain provisions on the development of cellulosic ethanol technology.  The new legislation provides assistance for the production, storage and transport of cellulosic feedstocks and provides support for ethanol production from such feedstocks in the form of grants, loans and loan guarantees.  The 2008 Farm Bill also modifies the ethanol fuel credit from 51 cents per gallon to 45 cents per gallon beginning in 2009.  The bill also extends the 54 cent per gallon tariff on imported ethanol for two years, to January 2011.  The 2008 Farm Bill is distinct from the Energy Independence and Security Act of 2007, which contains the renewable fuels standards as described below.

Energy Independence and Security Act of 2007

The effect of the renewable fuel standard (“RFS”) program in the Energy Independence and Security Act signed into law on December 19, 2007 (the “2007 Act”) is uncertain.  The mandated minimum level of use of renewable fuels in the RFS under the 2007 Act increased to 9 billion gallons per year in 2008 (from 5.4 billion gallons under the RFS enacted in 2005), and is scheduled to increase to 36 billion gallons per year in 2022.  Only a portion of the renewable fuel used to satisfy the expanded RFA may come from conventional corn-based ethanol.  The 2007 Act requires the increased use of “advanced” biofuels, which are alternative biolfuels produced without using corn starch such as cellulosic ethanol and biomass-based diesel, with 21 billion gallons of the mandated 36 billion gallons of renewable fuel required to come from advanced biofuels by 2022.  Required RFS volumes for both general and advanced renewable fuels in years to follow 2022 will be determined by a governmental administrator, in coordination with the U.S. Department of Energy and U.S. Department of Agriculture.  The scheduled RFS for 2009 is approximately 11 billion gallons.  While the provisions in the 2007 Act are intended to stimulate an increase in the usage and price of ethanol, there is no guarantee or assurance that this legislation will have the desired impact on the ethanol industry.

The 2007 Act also authorizes several grants for the advancement of the renewable fuels industry.  It authorizes $500 million annually through 2015 for the production of advanced biofuels that have at least an 80% reduction in Greenhouse Gas emissions.  In addition, it authorizes $25 million annually through 2010 for research and development and commercial application of biofuels production in states with low rates of ethanol and cellulosic ethanol production.  Further, $200 million annually through 2014 is authorized for infrastructure grants for the installation of E85 fuel pumps.  Funding is also dedicated for government departments to conduct studies on the feasibility of constructing a dedicated ethanol pipeline, the adequacy of rail transportation of renewable fuel and the impact of the RFS program on various industries such as the livestock and food industry.

Under the RFS, as originally passed as part of the Energy Policy Act of 2005, the U.S. Environmental Protection Agency, or EPA, in consultation with the Secretary of Agriculture and the Secretary of Energy, may waive the renewable fuels mandate with respect to one or more states if the Administrator of the EPA determines upon the petition of one or more states that implementing the requirements would severely harm the economy or the environment of a state, a region or the nation, or that there is inadequate supply to meet the requirement.  Any waivers of the RFS minimum levels of renewable fuels included in gasoline could have a material adverse effect on our results of operations.

The Renewable Fuels Association estimates that current domestic ethanol production as of January 2009 is approximately 10.58 billion gallons.  This high level of ethanol production is placing downward pressure on the price of ethanol as demand has struggled to keep pace with the increase in supply.  Downward pressure on the price of ethanol could have a negative impact on our future profitability.

Effect of Governmental Regulation

The ethanol industry and our business depend upon continuation of the federal ethanol supports discussed above.  These incentives have supported a market for ethanol that might disappear without the incentives.  Alternatively, the incentives may be continued at lower levels.  The elimination or reduction of such federal ethanol supports would make it more costly for us to sell our ethanol once we are operational and would likely reduce our net income and negatively impact our future financial performance.

The government’s regulation of the environment changes constantly.  We are subject to various federal, state and local environmental laws and regulations, including those relating to the discharge of materials into the air, water and ground, the generation, storage, handling, use, transportation and disposal of hazardous materials, and the health and safety of employees.  In addition, some of these laws and regulations require our plant to operate under permits that are subject to renewal or modification.  It is possible that more stringent federal or state environmental rules or regulations could be adopted, which could increase our operating costs and expenses.

Our business may be indirectly affected by environmental regulation of the agricultural industry as well.  It also is possible that federal or state environmental rules or regulations could be adopted that could have an adverse effect on the use of ethanol.  For example, changes in the environmental regulations regarding the required oxygen content of automobile emissions could have an adverse effect on the ethanol industry.  Regulation of CO2 emissions could have an adverse effect on the use of ethanol.  Furthermore, our plant operations likely will be governed by the Occupational Safety and Health Administration (“OSHA”).  OSHA regulations may change such that the costs of the operation of the plant may increase.  Any of these regulatory factors may result in higher costs or other materially adverse conditions effecting our operations, cash flows and financial performance.

Competition

We will be in direct competition with numerous ethanol producers, many of whom have greater resources than we do.  During our 2008 fiscal year, there was relatively slower growth in the number of new ethanol producers entering the market due to high corn prices and relatively lower ethanol prices as compared to 2006 and 2005.  We anticipate that ethanol production will continue to increase in order to meet the ethanol use mandates included in the Federal Renewable Fuels Standard.  However, we also expect increased competition from other forms of renewable energy, specifically cellulosic ethanol.

Cellulose is the main component of plant cell walls and is the most common organic compound on earth.  Cellulose is found in wood chips, corn stalks, rice straw, amongst other common plants. Cellulosic ethanol is ethanol produced from cellulose.  Many of the government incentives that have recently been passed, including the expanded Renewable Fuels Standard and the 2008 Farm Bill, have included significant incentives to assist in the development of commercially viable cellulosic ethanol.  Currently, the technology is not sufficiently advanced to produce cellulosic ethanol on a commercial scale, however, due to these new government incentives, we anticipate that commercially viable cellulosic ethanol technology will be developed in the near future.  Several companies and researchers have commenced pilot projects to study the feasibility of commercially producing cellulosic ethanol.  If this technology can be profitably employed on a commercial scale, it could potentially lead to ethanol that is less expensive to produce than corn based ethanol, especially if corn prices remain high.  Cellulosic ethanol may also capture more government subsidies and assistance than corn based ethanol.  This could decrease demand for our product or result in competitive disadvantages for our ethanol production process.

Ethanol is a commodity product, like corn, which means our ethanol plant competes with other ethanol producers on the basis of price and, to a lesser extent, delivery service.  We believe we will compete favorably with other ethanol producers due to our proximity to ample grain supplies and multiple modes of transportation.  However, during our 2008 fiscal year, some consolidation of the ethanol industry occurred, especially with the merger between Verasun Energy and U.S. BioEnergy.  Management believes that conditions are right for further consolidation in the ethanol industry.  Management believes this is especially true as a result of the significant financial hardship that has been occurring in the ethanol industry recently.  Consolidation in the ethanol industry may put us at a competitive disadvantage compared to other larger ethanol producers.  Larger ethanol producers may realize economies of scale in the production of ethanol and distillers grains that we cannot take advantage of, specifically with respect to larger sales of ethanol and increased bargaining power for raw materials, including corn and natural gas.

According to the Nebraska Energy Office and the Renewable Fuels Association, as of October 2008, Minnesota had 21 operational ethanol plants with the capacity to produce approximately 842 million gallons of ethanol per year.  In addition, there are another two plants under construction and one plant under going an expansion which are expected to produce an additional 275 million gallons of ethanol per year.  According to the Minnesota Pollution Control Agency there is at least one more facility proposed or in the early planning stages. Additionally, according to the Renewable Fuels Association, as of January 8, 2009, the ethanol industry has grown to 172 production facilities in the United States. There are 23 new plants currently under construction along with approximately 8 plant expansions.  The Renewable Fuels Association currently estimates that the United States ethanol industry has capacity to produce nearly 10.58 billion gallons of ethanol per year.  The new ethanol plants under construction along with the plant expansions under construction could push United States production of fuel ethanol in the near future to nearly 13 billion gallons per year.  The largest ethanol producers include POET, Archer Daniels Midland, Vera Sun Energy Corporation and Hawkeye Renewables each of which are capable of producing more ethanol than we produce.  However, VeraSun recently filed for Chapter 11 Bankruptcy which may result in the sale of some or all of VeraSun’s ethanol production facilities.  However, other ethanol producers may be in a position to purchase the assets of VeraSun which could further consolidate the ethanol industry.

The following table identifies most of the ethanol producers in the United States along with their production capacities.

U.S. FUEL ETHANOL BIOREFINERIES AND PRODUCTION CAPACITY

million gallons per year (mmgy)

Company	Location	Feedstock	Operating Capacity (mgy)	Expansion Capacity (mgy)	Under Construction Capacity (mgy)
Abengoa Bioenergy Corp. (Total)			168.0		176.0
Abengoa Bioenergy Corp.	Madison, IL	corn
Abengoa Bioenergy Corp.	Mt. Vernon, IN	corn
Abengoa Bioenergy Corp.	Colwich, KS	corn/milo
Abengoa Bioenergy Corp.	Ravenna, NE	Corn
Abengoa Bioenergy Corp.	York, NE	Corn
Absolute Energy, LLC*	St. Ansgar, IA	Corn	100.0
ACE Ethanol, LLC	Stanley, WI	Corn	41.0
Adkins Energy, LLC*	Lena, IL	Corn	40.0
Advanced Bioenergy, LLC	Fairmont, NE	Corn	100.0
Advanced Bioenergy, LLC	Aberdeen, SD	Corn	50.0
Advanced Bioenergy, LLC	Huron, SD	Corn	32.0	33.0
Ag Energy Resources, Inc.	Benton, IL	corn			5.0
AGP*	Hastings, NE	Corn	52.0
Agri-Energy, LLC*	Luverne, MN	Corn	21.0
Al-Corn Clean Fuel*	Claremont, MN	Corn	42.0
Amaizing Energy, LLC*	Atlantic, IA	Corn			110.0
Amaizing Energy, LLC*	Denison, IA	Corn	48.0
Archer Daniels Midland (Total)			1,070.0	550.0
Archer Daniels Midland	Cedar Rapids, IA	Corn
Archer Daniels Midland	Clinton, IA	Corn
Archer Daniels Midland	Decatur, IL	Corn
Archer Daniels Midland	Peoria, IL	Corn
Archer Daniels Midland	Marshall, MN	Corn
Archer Daniels Midland	Wallhalla, ND	Corn/barley
Archer Daniels Midland	Columbus, NE	Corn
Arkalon Energy, LLC	Liberal, KS	Corn	110.0
Aventine Renewable Energy, LLC (Total)			207.0

Aventine Renewable Energy, LLC	Pekin, IL	Corn
Aventine Renewable Energy, LLC	Aurora, NE	Corn
Badger State Ethanol, LLC*	Monroe, WI	Corn	48.0
Big River Resources, LLC	Galva, IL	Corn		100.0
Big River Resources, LLC*	West Burlington, IA	Corn	92.0
BioEnergy International	Clearfield, PA	Corn		110.0
BioFuel Energy - Buffalo Lake Energy, LLC	Fairmont, MN	Corn	115.0
BioFuel Energy - Pioneer Trail Energy, LLC	Wood River, NE	Corn	115.0
Blue Flint Ethanol	Underwood, ND	Corn	50.0
Bonanza Energy, LLC	Garden City, KS	Corn/milo	55.0
Bunge-Ergon Vicksburg	Vicksburg, MS	corn	54.0
Bushmills Ethanol, Inc.*	Atwater, MN	Corn	50.0
Calgren Renewable Fuels, LLC	Pixley, CA	Corn		55.0
Cardinal Ethanol	Union City, IN	Corn	100.0
Cargill, Inc.	Eddyville, IA	Corn	35.0
Cargill, Inc.	Blair, NE	Corn	85.0
Cascade Grain	Clatskanie, OR	Corn	108.0
Castle Rock Renewable Fuels, LLC	Necedah, WI	Corn	50.0
Center Ethanol Company	Sauget, IL	Corn	54.0
Central Indiana Ethanol, LLC	Marion, IN	Corn	40.0
Central MN Ethanol Coop*	Little Falls, MN	Corn	21.5
Chief Ethanol	Hastings, NE	Corn	62.0
Chippewa Valley Ethanol Co.*	Benson, MN	Corn	45.0
Cilion Ethanol	Keyes, CA	Corn		50.0
Clean Burn Fuels, LLC	Raeford, NC	Corn		60.0
Commonwealth Agri-Energy, LLC*	Hopkinsville, KY	Corn	33.0
Corn Plus, LLP*	Winnebago, MN	Corn	44.0
Corn, LP*	Goldfield, IA	Corn	55.0
Cornhusker Energy Lexington, LLC	Lexington, NE	Corn	40.0
Dakota Ethanol, LLC*	Wentworth, SD	Corn	50.0
DENCO, LLC	Morris, MN	Corn	21.5
Didion Ethanol	Cambria, WI	Corn	40.0
E Caruso (Goodland Energy Center)	Goodland, KS	Corn		20.0
E Energy Adams, LLC	Adams, NE	Corn	50.0
East Kansas Agri-Energy, LLC*	Garnett, KS	Corn	35.0

ESE Alcohol Inc.	Leoti, KS	Seed corn	1.5
Ethanol Grain Processors, LLC	Obion, TN	Corn	100.0
Front Range Energy, LLC	Windsor, CO	Corn	40.0
Glacial Lakes Energy, LLC*	Watertown, SD	Corn	100.0
Global Ethanol/Midwest Grain Processors	Lakota, IA	Corn	97.0
Global Ethanol/Midwest Grain Processors	Riga, MI	Corn	57.0
Golden Cheese Company of California*	Corona, CA	Cheese whey	5.0
Golden Grain Energy, LLC*	Mason City, IA	Corn	115.0
Golden Triangle Energy, LLC*	Craig, MO	Corn	20.0
Grain Processing Corp.	Muscatine, IA	Corn	20.0
Granite Falls Energy, LLC*	Granite Falls, MN	Corn	52.0
Greater Ohio Ethanol, LLC	Lima, OH	Corn	54.0
Green Plains Renewable Energy	Shenandoah, IA	Corn	55.0
Green Plains Renewable Energy	Superior, IA	Corn	55.0
Hawkeye Renewables, LLC	Fairbank, IA	Corn	120.0
Hawkeye Renewables, LLC	Iowa Falls, IA	Corn	105.0
Hawkeye Renewables, LLC	Menlo, IA	Corn	110.0
Hawkeye Renewables, LLC	Shell Rock, IA	Corn	110.0
Heartland Corn Products*	Winthrop, MN	Corn	100.0
Heron Lake BioEnergy, LLC	Heron Lake, MN	Corn	50.0
Highwater Ethanol LLC	Lamberton, MN	Corn		50.0
Homeland Energy	New Hampton, IA	Corn		100.0
Husker Ag, LLC*	Plainview, NE	Corn	75.0
Idaho Ethanol Processing	Caldwell, ID	Potato Waste	4.0
Illinois River Energy, LLC	Rochelle, IL	Corn	100.0
Indiana Bio-Energy	Bluffton, IN	Corn	101.0
Iroquois Bio-Energy Company, LLC	Rensselaer, IN	corn	40.0
KAAPA Ethanol, LLC*	Minden, NE	Corn	40.0
Kansas Ethanol, LLC	Lyons, KS	Corn	55.0
KL Process Design Group	Upton, WY	Wood waste	1.5
Land O’ Lakes*	Melrose, MN	Cheese whey	2.6
LDCommodities	Grand Junction, IA	Corn		100.0
LDCommodities	Norfolk, NE	Corn	45.0
Levelland/Hockley County Ethanol, LLC	Levelland, TX	Corn	40.0
Lifeline Foods, LLC	St. Joseph, MO	Corn	40.0
Lincolnland Agri-Energy, LLC*	Palestine, IL	Corn	48.0

Lincolnway Energy, LLC*	Nevada, IA	Corn	50.0
Little Sioux Corn Processors, LP*	Marcus, IA	Corn	92.0
Marquis Energy, LLC	Hennepin, IL	Corn	100.0
Marysville Ethanol, LLC	Marysville, MI	Corn	50.0
Merrick & Company	Aurora, CO	Waste beer	3.0
MGP Ingredients, Inc.	Pekin, IL	Corn/wheat starch	78.0
MGP Ingredients, Inc.	Atchison, KS
Mid America Agri Products/Horizon	Cambridge, NE	Corn	44.0
Mid America Agri Products/Wheatland	Madrid, NE	Corn	44.0
Mid-Missouri Energy, Inc.*	Malta Bend, MO	Corn	50.0
Midwest Renewable Energy, LLC	Sutherland, NE	Corn	25.0
Minnesota Energy*	Buffalo Lake, MN	Corn	18.0
NEDAK Ethanol	Atkinson, NE	Corn		44.0
New Energy Corp.	South Bend, IN	Corn	102.0
North Country Ethanol, LLC*	Rosholt, SD	Corn	20.0
Northeast Biofuels	Volney, NY	Corn	114.0
Northwest Renewable, LLC	Longview, WA	Corn		55.0
Otter Tail Ag Enterprises	Fergus Falls, MN	Corn	57.5
Pacific Ethanol	Madera, CA	Corn	40.0
Pacific Ethanol	Stockton, CA	Corn	60.0
Pacific Ethanol	Burley, ID	Corn	50.0
Pacific Ethanol	Boardman, OR	Corn	40.0
Panda Ethanol	Hereford, TX	Corn/milo		115.0
Parallel Products	Rancho Cucamonga, CA
Parallel Products	Louisville, KY	Beverage waste	5.4
Patriot Renewable Fuels, LLC	Annawan, IL	Corn	100.0
Penford Products	Cedar Rapids, IA	Corn	45.0
Phoenix Biofuels	Goshen, CA	Corn	31.5
Pinal Energy, LLC	Maricopa, AZ	Corn	55.0
Pine Lake Corn Processors, LLC	Steamboat Rock, IA	Corm	20.0
Platinum Ethanol, LLC*	Arthur, IA	Corn	110.0
Plymouth Ethanol, LLC*	Merrill, IA	Corn	50.0
POET Biorefining - Alexandria	Alexandria, IN	Corn	68.0
POET Biorefining - Ashton	Ashton, IA	Corn	56.0
POET Biorefining - Big Stone	Big Stone City, SD	Corn	79.0
POET Biorefining - Bingham Lake	Bingham Lake, MN		35.0

POET Biorefining - Caro	Caro, MI	Corn	53.0
POET Biorefining - Chancellor	Chancellor, SD	Corn	110.0
POET Biorefining - Coon Rapids	Coon Rapids, IA	Corn	54.0
POET Biorefining - Corning	Corning, IA	Corn	65.0
POET Biorefining - Emmetsburg	Emmetsburg, IA	Corn	55.0
POET Biorefining - Fostoria	Fostoria, OH	Corn	68.0
POET Biorefining - Glenville	Albert Lea, MN	Corn	42.0
POET Biorefining - Gowrie	Gowrie, IA	Corn	69.0
POET Biorefining - Hanlontown	Hanlontown, IA	Corn	56.0
POET Biorefining - Hudson	Hudson, SD	Corn	56.0
POET Biorefining - Jewell	Jewell, IA	Corn	69.0
POET Biorefining - Laddonia	Laddonia, MO	Corn	50.0	5.0
POET Biorefining - Lake Crystal	Lake Crystal, MN	Corn	56.0
POET Biorefining - Leipsic	Leipsic, OH	Corn	68.0
POET Biorefining - Macon	Macon, MO	Corn	46.0
POET Biorefining - Marion	Marion, OH	Corn			65.0
POET Biorefining - Mitchell	Mitchell, SD	Corn	68.0
POET Biorefining - North Manchester	North Manchester, IN	Corn	68.0
POET Biorefining - Portland	Portland, IN	Corn	68.0
POET Biorefining - Preston	Preston, MN	Corn	46.0
POET Biorefining - Scotland	Scotland, SD	Corn	11.0
POET Biorefining- Groton	Groton, SD	Corn	53.0
Prairie Horizon Agri-Energy, LLC	Phillipsburg, KS	Corn	40.0
Quad-County Corn Processors*	Galva, IA	Corn	30.0
Range Fuels	Soperton, GA	Wood waste			20.0
Red Trail Energy, LLC	Richardton, ND	Corn	50.0
Redfield Energy, LLC *	Redfield, SD	Corn	50.0
Reeve Agri-Energy	Garden City, KS	Corn/milo	12.0
Renew Energy	Jefferson Junction, WI	Corn	130.0
Renova Energy	Torrington, WY	Corn	5.0
Riverland Biofuels	Canton, IL	corn	37.0
Show Me Ethanol	Carrollton, MO	Corn	55.0
Siouxland Energy & Livestock Coop*	Sioux Center, IA	Corn	60.0
Siouxland Ethanol, LLC	Jackson, NE	Corn	50.0
Southwest Georgia Ethanol, LLC	Mitchell Co., GA	Corn	100.0

Southwest Iowa Renewable Energy, LLC *	Council Bluffs, IA	Corn			110.0
Sterling Ethanol, LLC	Sterling, CO	Corn	42.0
Tate & Lyle	Ft. Dodge, IA	Corn			105.0
Tate & Lyle	Loudon, TN	Corn	67.0	38.0
Tharaldson Ethanol	Casselton, ND	Corn			110.0
The Andersons Albion Ethanol LLC	Albion, MI	Corn	55.0
The Andersons Clymers Ethanol, LLC	Clymers, IN	Corn	110.0
The Andersons Marathon Ethanol, LLC	Greenville, OH	Corn	110.0
Trenton Agri Products, LLC	Trenton, NE	Corn	40.0
United Ethanol	Milton, WI	Corn	52.0
United WI Grain Producers, LLC*	Friesland, WI	Corn	49.0
Utica Energy, LLC	Oshkosh, WI	Corn	48.0
VeraSun Energy Corporation (Total)			450.0		110.0
VeraSun Energy Corporation	Charles City, IA	Corn
VeraSun Energy Corporation	Ft. Dodge, IA	Corn
VeraSun Energy Corporation	Hartley, IA	Corn
VeraSun Energy Corporation	Welcome, MN	Corn
VeraSun Energy Corporation	Aurora, SD	Corn
Verenium	Jennings, LA	Sugar Cane bagasse	1.5
Western New York Energy LLC	Shelby, NY		50.0
Western Plains Energy, LLC*	Campus, KS	Corn	45.0
Western Wisconsin Renewable Energy, LLC*	Boyceville, WI	Corn	40.0
White Energy	Russell, KS	Milo/wheat starch	48.0
White Energy	Hereford, TX	Corn/Milo	100.0
White Energy	Plainview, TX	Corn	100.0
Wind Gap Farms	Baconton, GA	Brewery waste	0.4
Xethanol BioFuels, LLC	Blairstown, IA	Corn	5.0
Yuma Ethanol	Yuma, CO	Corn	40.0
TOTALS		10,582.9 mgy for 172 operating refineries	626.0 mgy for expanding refineries	1,770.0 mgy for 23 refineries under construction

* locally-owned

# plant under construction

Chart taken from the Renewable Fuels Association at www.ethanolrfa.org

Updated:  January 8, 2009

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

The current trend in ethanol production research is to develop an efficient method of producing ethanol from cellulose-based biomass, such as agricultural waste, forest residue, municipal solid waste, and energy crops.   The biomass trend is driven by the fact that cellulose-based biomass is generally cheaper than corn, and producing ethanol from cellulose-based biomass would create opportunities to produce ethanol in areas which are unable to grow corn.  We do not believe it will be cost-effective to convert the ethanol plant we are currently constructing into a plant which will use cellulose-based biomass to produce ethanol.  As a result, it is possible we could be unable to produce ethanol as cost-effectively as cellulose-based producers.

Ethanol supply is also affected by ethanol produced or processed in certain countries in Central America and the Caribbean region.  Ethanol produced in these countries is eligible for tariff reduction or elimination upon importation to the United States under a program known as the Caribbean Basin Initiative (CBI).  Ethanol imported from Caribbean Basin countries may be a less expensive alternative to domestically produced ethanol.  According to the Farm Bureau, the U.S. International Trade Commission (USITC) announced the 2008 CBI import quota, which will allow approximately 450 million gallons of duty-free ethanol to enter the U.S., up from 350 million gallons in 2007.  The USITC has yet to announce the 2009 CBI import quota.  Currently there is a $0.54 per gallon tariff on foreign produced ethanol which is scheduled to expire in January 2011.

Distillers Grains Competition

Ethanol plants in the Midwest produce the majority of distillers grains and primarily compete with other ethanol producers in the production and sales of distillers grains.  According to the Renewable Fuels Association’s Ethanol Industry Outlook 2008, ethanol plants produced 12 million metric tons of distillers grains in 2006 and 14 million metric tons in 2007.  The primary consumers of distillers grains are dairy and beef cattle.  In recent years, an increasing amount of distillers grains have been used in the swine and poultry markets.  With the advancement of research into the feeding rations of poultry and swine, we expect these markets to expand and create additional demand for distillers grains; however, no assurance can be given that these markets will in fact expand, or if they do, that we will benefit from it.  The market for distillers grains is generally confined to locations where freight costs allow it to be competitively priced against other feed ingredients.

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

We will be significantly dependent on the availability and price of corn. The price at which we will purchase corn will depend on prevailing market prices. Corn prices reached historical highs in June 2008, but have come down sharply since that time as stronger than expected corn yields materialized and the global financial crisis brought down the prices of most commodities generally.  We expect continued volatility in the price of corn, which could significantly impact our cost of goods sold.

On December 11, 2008, the United States Department of Agriculture (“USDA”) released its Crop Production report, which estimated the 2008 grain corn crop at approximately 12 billion bushels.  The December 2008 estimate of the 2008 corn crop is approximately 8% below the USDA’s estimate of the 2007 corn crop of 13.07 billion bushels.

The price and availability of corn are subject to significant fluctuations depending upon a number of factors affecting grain commodity prices in general, including crop conditions, weather, governmental programs and foreign purchases.  Because the market price of ethanol is not directly related to grain prices, ethanol producers are generally not able to compensate for increases in the cost of grain feedstock through adjustments in prices charged for their ethanol.  We therefore anticipate that our plant’s profitability will be negatively impacted during periods of high grain prices.

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

Utilities

Natural Gas.  Natural gas is an important input commodity to our manufacturing process.  We estimate that our annual natural gas usage will be approximately 1,600,000 Million British Thermal Units and will constitute 10% to 15% of our annual total production costs.  The plant will produce process steam from its own boiler system and dry the distillers dried grains co-product via a direct gas-fired dryer.

Our proposed site has access to an existing Northern Natural Gas interstate natural gas pipeline located approximately one half mile from the expected plant location.  In June 2008, we entered into a natural gas service agreement with CenterPoint Energy Resources Corp., d.b.a. CenterPoint Energy Minnesota Gas (“CenterPoint Energy”).  Centerpoint Energy will construct a pipeline from the Northern Natural Gas Company (“Northern”) Town Border Station for Highwater (“Highwater TBS”) terminating at Highwater’s selected location.  Construction shall be completed by the later of April 1, 2009 or within 15 days of Northern’s completion of the Highwater TBS.  Additionally, we agree to purchase all of our natural gas requirements from CenterPoint Energy’s pipeline.  This Agreement will continue until October 31, 2019.

We have also entered into an energy management agreement with U.S. Energy Services, Inc. pursuant to which U.S. Energy will provide us with the necessary natural gas management services. Some of their services may include an economic comparison of distribution service options, negotiation and minimization of interconnect costs, submission of the necessary pipeline “tap” request, supplying the plant with and/or negotiating the procurement of natural gas, development and implementation of a price risk management plan targeted at mitigating natural gas price volatility and maintaining profitability, providing consolidated monthly invoices that reflect all natural gas costs.  In addition, U.S. Energy will be responsible for reviewing and reconciling all invoices. In exchange for these services, we will pay U.S. Energy a monthly retainer fee of $3,050 for an initial contract term of 12 months.  If we decide to utilize U.S. Energy’s hedging service we will have to pay an additional $.01 per MMBTu administrative fee for physical or financial natural gas hedging.  Additional fees may apply for additional services and for time and travel.

Electricity.  Based upon engineering specifications, we anticipate the plant will require approximately 4.5 MW of power per year at peak demand.  On June 28, 2007 we entered into an Agreement for Electric Service with Redwood Electric Cooperative, Inc. for the sale and delivery of electric power and energy necessary to operate our ethanol plant.  In exchange for its services, we agreed to pay Redwood Electric Cooperative, Inc. an annual facilities charge of approximately $12,000 plus the Cooperative’s standard electrical rates. In addition, we agreed that in the event our plant does not become operational or does not continue to be operational for the entire term of the contract, we will reimburse the Cooperative for its expenses related to the installation of the facilities necessary to supply our electrical needs.  Pursuant to the agreement the contract rate will be guaranteed for up to five years. Upon execution of the agreement, we became a member of the Cooperative and are bound by its articles of incorporation and bylaws. This agreement will remain in effect for ten years following the initial billing period.  In the event we wish to continue receiving electrical service from the Cooperative beyond the ten year period, we will need to enter into a new agreement with the Cooperative at least one year prior to the expiration of the initial ten year period.  If the agreement is terminated by either party for any reason prior to the expiration of the initial ten year period, we will be required to pay for the entire amount of the facility charge for the remainder of the initial ten year period.  Also, pursuant to this agreement, Highwater provided the Cooperative with a letter of credit in the amount of $700,000 at the expense of Highwater for the entire period of construction and continuing for a period of one year of commercial operation.  In the event that Highwater is not solvent after one year of commercial operation, the letter of credit will remain in effect; provided, however, the Cooperative agrees to review Highwater’s financing situation after each subsequent one year period has passed and if Highwater establishes that it is solvent at any of those review dates, the letter of credit will be released.  In June 2008, there was a verbal agreement to suspend the $12,000 monthly fee until operations commence.

Water.  We will require a significant supply of water. We anticipate obtaining water from new or existing high capacity wells.  We have acquired all of the necessary permits required for our water usage. Engineering specifications show our plant water requirements to be approximately 384 gallons per minute. That is approximately 553,000 gallons per day.

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

Research and Development

We do not currently conduct any research and development activities associated with the development of new technologies for use in producing ethanol and distillers grains.

Patents, Trademarks, Licenses, Franchises and Concessions

We do not currently hold any patents, trademarks, franchises or concessions.  We were granted a license by ICM to use certain ethanol production technology necessary to operate our ethanol plant.  The cost of the license granted by ICM was included in the amount we paid to Fagen to design and build our ethanol plant.

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

Costs and Effects of Compliance with Environmental Laws

We are subject to extensive air, water and other environmental regulations.  We have obtained the required air and construction permits necessary to proceed with construction of the plant and are in the process of obtaining any additional permits necessary to operate the plant.  Fagen, Inc. and Earth Tech Consulting, Inc. are coordinating and assisting us with obtaining certain environmental permits, and advising us on general environmental compliance.  In addition, we will retain consultants with expertise specific to the permits being pursued to ensure all permits are acquired in a cost efficient and timely manner.  We anticipate incurring costs and expenses of approximately $42,000 in the next 12 months in complying with environmental laws.  Even if we are successful in obtaining all of the permits currently required, any retroactive change in environmental regulations, either at the federal or state level, could require us to obtain additional or new permits or spend considerable resources on complying with such regulations.

We have received our Air Emissions Permit, a Stormwater Permit, an Above Ground Storage Tank Permit, a Discharge of Stormwater During Construction Activities Permit and a Groundwater Permit.  Additionally, we have received the water appropriation permits from the Minnesota Department of Natural Resources as well as Notice from the Redwood Conservation District approving an exemption to place force mains through a wetland area. We have also received the necessary permits from Minnesota Pollution Control Agency (MPCA) for the treatment of our wastewater.  We are currently in the process of applying for our alcohol fuel producer’s permit.

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

Employees

We currently have three part-time office employees.  We hired our Plant Manager, Mark Palmer, in September 2008 and our General Manager/Chief Executive Officer, Brian Kletscher in late 2008.  Additionally, we have recently hired Tom Streifel as our grain manager, Jay Fenske as our maintenance technician and Matt Lenning as our operations manager.  Tom Streifel and Jay Fenske are expected to start in February and Matt Lenning is expected to start in early March.  Prior to completion of the plant construction and commencement of operations, we intend to hire approximately 32 full-time employees. Approximately six of our employees will be involved primarily in management and administration and the remainder will be involved primarily in plant operations. Our executive officers are Brian D. Kletscher, Chief Executive Officer; David G. Moldan, Chairman; John M. Schueller, Vice Chairman; Timothy J. Van Der Wal, Treasurer; and Warren Walter Pankonin, Secretary.

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

Risks Related to Highwater Ethanol as a Development-Stage Company

Highwater Ethanol has no operating history, which could result in errors in management and operations causing a reduction in the value of your investment.  We have no history of operations. We may not manage start-up effectively or properly staff operations, and any failure to manage our start-up effectively could delay the commencement of plant operations. A delay in start-up operations is likely to further delay our ability to generate revenue and satisfy our debt obligations. We anticipate a period of significant growth, involving the construction and start-up of operations of the plant. This period of growth and the start-up of the plant are likely to be a substantial challenge to us. If we fail to manage start-up effectively, we may not be able to operate our plant profitably or at all.

We have little to no experience in the ethanol industry and our governors do not dedicate their efforts to our project on a full time basis, which may affect our ability to build and operate the ethanol plant.  We are presently dependent upon our initial governors. Most of these individuals are experienced in business generally but have very little or no experience in organizing and building an ethanol plant, and governing and operating a public company. Our governors also have little to no expertise in the ethanol industry. In addition, certain governors on our board are presently engaged in business and other activities which impose substantial demand on the time and attention of such governors. Our governors do not dedicate their efforts to our project on a full time basis which may affect our ability to build and develop our ethanol plant. Our member control agreement provides that the initial board of governors will serve until the first annual or special meeting of the members following commencement of substantial operations of the ethanol plant. If our project suffers delays due to financing or construction, our initial board of governors could serve for an extended period of time. In that event, our only recourse to replace these governors would be through an amendment to our operating agreement which could be difficult to accomplish.

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

We have a history of losses and may not ever operate profitably.   We have incurred and may continue to incur significant losses until we successfully complete construction and commence operations of the plant. Through October 31, 2008, we generated losses and have a deficit in working capital.  There is no assurance that we will be successful in our efforts to build and operate an ethanol plant. Even if we successfully begin operations at the ethanol plant, there is no assurance that we will be able to operate profitably.

Risks Related to Construction of the Ethanol Plant

We may need to increase cost estimates for construction of the ethanol plant, and such increase could result in devaluation of our units if ethanol plant construction requires additional capital.  We anticipate that Fagen, Inc. will construct the plant for a contract price, based on the plans and specifications in the design-build agreement. We have based our capital needs on a design for the plant that will cost approximately $69,950,000 with additional start-up and development costs of approximately $43,630,000 for a total project completion cost of approximately $113,580,000. The final cost of the plant may be higher.

Defects in plant construction could result in delays in our ability to generate revenues if our plant does not produce ethanol or its co-products as anticipated.  Defects in materials and/or workmanship in the plant may occur. Under the terms of the design-build agreement with Fagen, Inc., Fagen, Inc. will warrant that the material and equipment furnished to build the plant will be new, of good quality, and free from material defects in material or workmanship at the time of delivery. Though the design-build agreement requires Fagen, Inc. to correct all defects in material or workmanship for a period of one year after substantial completion of the plant, material defects in material or workmanship may still occur. Such defects could delay the commencement of operations of the plant, or, if such defects are discovered after operations have commenced, could cause us to halt or discontinue the plant’s operation. Halting or discontinuing plant operations could delay our ability to generate revenues.

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

Risks Relating to Our Business

We have a significant amount of debt, and our existing debt financing agreements contain, and our future debt financing agreements may contain, restrictive covenants that limit distributions and impose restrictions on the operation of our business.  The use of debt financing makes it more difficult for us to operate because we must make principal and interest payments on the indebtedness and abide by covenants contained in our debt financing agreements.  The level of our debt may have important implications on our operations, including, among other things: (a) limiting our ability to obtain additional debt or equity financing; (b) making us vulnerable to increases in prevailing interest rates; (c) placing us at a competitive disadvantage because we may be substantially more leveraged than some of our competitors; (d) subjecting all or substantially all of our assets to liens, which means that there may be no assets left for shareholders in the event of a liquidation; and (e) limiting our ability to make business and operational decisions regarding our business, including, among other things, limiting our ability to pay dividends to our unit holders, make capital improvements, sell or purchase assets or engage in transactions we deem to be appropriate and in our best interest.

Our inability to secure credit facilities we may require in the future may negatively impact our liquidity.  Due to current conditions in the credit markets, it has been increasingly difficult for businesses to secure financing.  While we do not currently require more financing than we have, in the future we may need additional financing.  If we require financing in the future and we are unable to secure such financing, it may have a negative impact on our liquidity.  This could negatively impact the value of our units.

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

We expect to be heavily dependent on rail as our primary mode of transporting our product to distribution terminals.  Most ethanol producers ship ethanol by rail to distribution terminals, which then send the ethanol on a barge or truck to blenders.  Increased production of ethanol has created a bottleneck between producers and blenders, and the rail system’s capacity is strained to meet demand.  In addition, railroads are also facing pressure from increased corn production, and have found it difficult to meet the demand to transport the grain to storage facilities.  If the nation’s rail system cannot keep pace with the production of ethanol and corn, we may be forced to pay higher prices for rail cars in order to compete with other plants for access to transportation.  This could lead to a decrease in our profitability and you could lose some or all of your investment.

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

Our financial performance will be significantly dependent on corn prices and generally we will not be able to pass on increases in input prices to our customers.  Our results of operations and financial condition are significantly affected by the cost and supply of corn and natural gas. Changes in the price and supply of corn and natural gas are subject to and determined by market forces over which we have no control.

Ethanol production requires substantial amounts of corn. Corn, as with most other crops, is affected by weather, disease and other environmental conditions.  The price of corn is also influenced by general economic, market and government factors.  These factors include farmer planting decisions, domestic and foreign government farm programs and policies, global demand and supply and quality.  Changes in the price of corn can significantly affect our business. Generally, higher corn prices will produce lower profit margins and, therefore, represent unfavorable market conditions.  This is especially true if market conditions do not allow us to pass along increased corn costs to our customers.  The price of corn has fluctuated significantly in the past and may fluctuate significantly in the future.  Over the course of the last year, the price of corn has exceeded historical averages.  If a period of high corn prices were to be sustained for some time, such pricing may reduce our ability to generate revenues because of the higher cost of operating and may make ethanol uneconomical to use in fuel markets.  We cannot offer any assurance that we will be able to offset any increase in the price of corn by increasing the price of our products.  If we cannot offset increases in the price of corn, our financial performance may be materially and adversely affected.

The spread between ethanol and corn prices can vary significantly and we do not expect the spread to remain at the high levels recently experienced by the ethanol industry.  Our gross margins will depend principally on the spread between ethanol and corn prices.  The spread between the price of a gallon of ethanol and the cost of the amount of corn required to produce a gallon of ethanol will likely continue to fluctuate.  Any further reduction in the spread between ethanol and corn prices, whether a result of an increase in corn prices or a reduction in ethanol prices, would adversely affect our future results of operations and financial condition.

Our revenues will be greatly affected by the price at which we can sell our ethanol and distillers grains.  These prices can be volatile as a result of a number of factors.  These factors include the overall supply and demand, the price of gasoline, level of government support, and the availability and price of competing products. For instance, the price of ethanol tends to increase as the price of gasoline increases, and the price of ethanol tends to decrease as the price of gasoline decreases. Any lowering of gasoline prices will likely also lead to lower prices for ethanol, which may decrease our ethanol sales and reduce revenues, causing a reduction in the value of your investment

We expect to sell all of the ethanol we produce to RPMG in accordance with an exclusive ethanol marketing agreement.  We have engaged RPMG as our exclusive marketing agent for all of the ethanol we produce at the plant.  We will rely heavily on its marketing efforts to successfully sell our product.  Because RPMG sells ethanol for itself and a number of other producers, we expect to have limited control over its sales efforts.  Our financial performance may be dependent upon the financial health of RPMG as a significant portion of our accounts receivable are expected to be attributable to RPMG and its customers.  If RPMG fails to competitively market our ethanol or breaches the ethanol marketing agreement, we could experience a material loss and we may not have any readily available means to sell our ethanol.

We expect to engage in hedging transactions which involve risks that can harm our business.  We will be exposed to market risk from changes in commodity prices.  Exposure to commodity price risk results from our dependence on corn and natural gas in the ethanol production process.  We will seek to minimize the risks from fluctuations in the prices of corn and natural gas through the use of hedging instruments.  The effectiveness of our hedging strategies is dependent upon the cost of corn and natural gas and our ability to sell sufficient products to use all of the corn and natural gas for which we have futures contracts.  There is no assurance that our hedging activities will successfully reduce the risk caused by price fluctuation which may leave us vulnerable to high corn and natural gas prices.  Alternatively, we may choose not to engage in hedging transactions.  As a result, our future results of operations and financial conditions may also be adversely affected during periods in which corn and/or natural gas prices increase.

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

Risks Related to Ethanol Industry

Overcapacity within the ethanol industry could cause an oversupply of ethanol and a decline in ethanol prices.  Excess capacity in the ethanol industry would have an adverse impact on our results of operations, cash flows and general financial condition.  Excess capacity may also result or intensify from increases in production capacity coupled with insufficient demand.  If the demand for ethanol does not grow at the same pace as increases in supply, we would expect the price for ethanol to decline.  If excess capacity in the ethanol industry occurs, the market price of ethanol may decline to a level that is inadequate to generate sufficient cash flow to cover our costs.

We expect to operate in a competitive industry and compete with larger, better financed entities which could impact our ability to operate profitably.  There is significant competition among ethanol producers with numerous producer and privately owned ethanol plants planned and operating throughout the United States. The largest ethanol producers include POET, VeraSun Energy Corporation, Archer Daniels Midland, and Hawkeye Renewables, LLC, all of which are each capable of producing more ethanol than we expect to produce.  A number of our competitors are divisions of substantially larger enterprises and have substantially greater financial resources than we do.  If the demand for ethanol does not grow at the same pace as increases in supply, we expect that lower prices for ethanol may result which may adversely affect our ability to generate profits and our financial condition.

Risks Related to Regulation and Governmental Action

Government incentives for ethanol production, including federal tax incentives, may be eliminated in the future, which could hinder our ability to operate at a profit.

Renewable Fuels Standard.  The ethanol industry is assisted by various federal ethanol production and tax incentives, including the RFS set forth in the Energy Independence and Security Act of 2007.  The RFS helps support a market for ethanol that might disappear without this incentive; as such, waiver of RFS minimum levels of renewable fuels included in gasoline could negatively impact our results of operations.

In addition, the elimination or reduction of tax incentives to the ethanol industry, such as the Volume Ethanol Excise Tax Credit (VEETC) available to gasoline refiners and blenders, could also reduce the market demand for ethanol, which could reduce prices and our revenues by making it more costly or difficult for us to produce and sell ethanol. If the federal tax incentives are eliminated or sharply curtailed, we believe that decreased demand for ethanol will result, which could negatively impact our ability to operate profitably.

Changes in environmental regulations or violations of the regulations could be expensive and reduce our profitability.  We are subject to extensive air, water and other environmental laws and regulations.  In addition, some of these laws require our plant to operate under a number of environmental permits. These laws, regulations and permits can often require expensive pollution control equipment or operation changes to limit actual or potential impacts to the environment.  A violation of these laws and regulations or permit conditions can result in substantial fines, damages, criminal sanctions, permit revocations and/or plant shutdowns.  In the future, we may be subject to legal actions brought by environmental advocacy groups and other parties for actual or alleged violations of environmental laws or our permits.  Additionally, any changes in environmental laws and regulations, both at the federal and state level, could require us to spend considerable resources in order to comply with future environmental regulations. The expense of compliance could be significant enough to reduce our profitability and negatively affect our financial condition.

Carbon dioxide may be regulated in the future by the EPA as an air pollutant requiring us to obtain additional permits and install additional environmental mitigation equipment, which could adversely affect our financial performance.  In 2007, the Supreme Court decided a case in which it ruled that carbon dioxide is an air pollutant under the Clean Air Act for the purposes of motor vehicle emissions.  The Supreme Court directed the EPA to regulate carbon dioxide from vehicle emissions as a pollutant under the Clean Air Act.  Similar lawsuits have been filed seeking to require the EPA to regulate carbon dioxide emissions from stationary sources such as our ethanol plant under the Clean Air Act. Our plant may produce a significant amount of carbon dioxide that we will vent into the atmosphere; however, we intend to capture a small portion of our carbon dioxide emissions through our water treatment system.  While there are currently no regulations applicable to us concerning carbon dioxide, if the

EPA or the State of Minnesota were to regulate carbon dioxide emissions by plants such as ours, we may have to apply for additional permits or we may be required to install carbon dioxide mitigation equipment or take other as yet unknown steps to comply with these potential regulations.  Compliance with any future regulation of carbon dioxide, if it occurs, could be costly and may prevent us from operating the ethanol plant profitably which could decrease or eliminate the value of our units.

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

On September 28, 2006, we entered into a design-build contract with Fagen, Inc. for the design and construction of the ethanol plant for a total price of $66,026,000, which does not include any change orders. As the notice to proceed was executed in April 2008, the contract price increased with change orders, to approximately $69,950,000.  We budgeted for this potential increase within our CCI Contingency and Construction Contingency estimates, which we believe covers the increase.  If Fagen, Inc. is required to employ union labor, excluding union labor for the grain system and energy center, the contract price will be increased to include any increased costs associated with the use of union labor.  We paid a mobilization fee of $5,000,000 to Fagen, Inc. when we issued our notice to proceed with construction in April 2008 pursuant to the terms of the design-build contract.  As of October 31, 2008, we have incurred approximately $47,912,000 for services under our design-build contract.  As of our fiscal year end on October 31, 2008, construction of the plant was progressing on schedule.

All of our tangible and intangible property, real and personal, serves as the collateral for our debt financing.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We did not submit any matter to a vote of our unit holders through the solicitation of proxies or otherwise during the fourth fiscal quarter of 2008.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED MEMBER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

As of October 31, 2008 we had approximately 4,953 unit holders of record.  There is no public trading market for our units.

We have not declared or paid any distributions on our units. Our board of governors has complete discretion over the timing and amount of distributions to our unit holders, however, our member control agreement requires the board of governors to endeavor to make cash distributions at such times and in such amounts as will

permit our unit holders to satisfy their income tax liability in a timely fashion.   Our expectations with respect to our ability to make future distributions are discussed in greater detail in “Item 6 – MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.”

Through our private placements, we raised aggregate proceeds of $1,680,000. We issued a total of 236 units to our seed capital investors at a price of $5,000 per unit. In addition, we issued 150 units to our founders at a price of $3,333.33 per unit. Our seed capital private placement was made directly by us without use of an underwriter or placement agent and without payment of commissions or other remuneration.

Our private placement was made under the registration exemption provided for in Section 4(2) of the Securities Act and Rule 506 of Regulation D. With respect to the exemption, neither we, nor any person acting on our behalf, offered or sold the securities by means of any form of general solicitation or advertising. Prior to making any offer or sale, we had reasonable grounds to believe and believed that each prospective investor was capable of evaluating the merits and risks of the investment and were able to bear the economic risk of the investment. Each purchaser represented in writing that the securities were being acquired for investment for such purchaser’s own account and agreed that the securities would not be sold without registration under the Securities Act or exemption therefrom. Each purchaser agreed that a legend would be placed on each certificate evidencing the securities stating the securities have not been registered under the Securities Act and setting forth restrictions on their transferability.

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

We registered a total of 6,000 units at $10,000 per unit for an aggregate maximum gross offering price of $60,000,000.  We closed our offering on April 5, 2008 and subsequently released funds from escrow on April 7, 2008.  We raised approximately $45,670,000 in our public offering.  We issued approximately 4,567 registered units to our members, which supplemented the 386 units issued to our founders and seed capital members.  In addition, we received $40,000 of investor deposits that were forfeited and are included with our offering proceeds.  The following is a breakdown of units registered and units sold in the offering:

Amount Registered	Aggregate Price of the Amount Registered	Amount Sold	Aggregate Price of the Amount Sold plus Investor Deposits
6,000	$60,000,000	4,567	$45,710,000

We terminated our escrow account and released offering proceeds on April 7, 2008.  As of October 31, 2008, our expenses related to the registration and issuance of these units was $736,400, which were netted against our offering proceeds.  The following describes our use of net offering proceeds through January 29, 2009.

Net proceeds	$44,973,600.00 (1)
Purchase of Land	$(1,115,150.52)
Construction of Plant and Site Development	$(43,858,449.48)
Repayment of Indebtedness	$(0.00)
Other	$(0.00)
Balance	$0.00

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

ITEM 6.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

This report contains forward-looking statements that involve significant risks and uncertainties.  The following discussion, which focuses on our plan of operation through the commencement of operations of the plant, consists almost entirely of forward-looking information and statements.  Actual events or results may differ materially from those indicated or anticipated, as discussed in the section entitled “Forward Looking Statements.”  This may occur as a result of many factors, including those set forth in Item 1A, “Risk Factors.”  The following discussion of our financial condition and plan of operation should also be read in conjunction with our financial statements and notes to financial statements contained in this report.

Overview

Highwater Ethanol, LLC is a development-stage Minnesota limited liability company. It was formed on May 2, 2006 for the purpose of developing, constructing, owning and operating a 50 million gallon per year ethanol plant near Lamberton, Minnesota.  We have not yet engaged in the production of ethanol and distillers grains. Based upon engineering specifications from Fagen, Inc., we expect the ethanol plant, once built, will process approximately 18.5 million bushels of corn per year into 50 million gallons of denatured fuel grade ethanol and 160,000 tons of dried distillers grains with solubles.  Plant construction is progressing on schedule.  We anticipate that our plant will be operational in May 2009.

We anticipate the total project costs to be approximately $113,580,000 which includes construction of our ethanol plant and start-up of operations.  We are financing the construction and start-up of the ethanol plant with a combination of equity and debt.

Since we have not yet become operational as of the end of our fiscal year, we do not have comparable income, production or sales data.

Plan of Operations for the Next 12 Months

We expect to spend the next 12 months focused on completing plant construction and commencing start-up operations.  As a result of our successful completion of the registered offering and the related debt financing, we expect to have sufficient cash on hand to cover all costs associated with construction of the project.  We estimate that we will need approximately $113,580,000 to complete plant construction and begin start-up operations.

Project Capitalization

We issued 150 units to our founding members, for an aggregate of $500,000.  In addition, we issued 236 units to our seed capital members in exchange for aggregate proceeds of approximately $1,180,000.  We received total proceeds from our private placements of $1,680,000.

We filed a registration statement on Form SB-2 with the Securities and Exchange Commission (“SEC”) which became effective on April 5, 2007.  We closed the offering on April 5, 2008 having raised proceeds of approximately $45,670,000 were transferred to our account at First National Bank of Omaha.  We then issued 4,567 registered units to our members which supplemented the 386 units issued in our private placement offerings to our founders and our seed capital investors.

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

In addition, during the term of the loans, we will be subject to certain financial covenants consisting of minimum working capital, minimum net worth, and maximum debt service coverage ratios.  After our construction phase we will be limited to annual capital expenditures of $1,000,000 without prior approval of the Banks.  We will also be prohibited from making distributions to our members of greater than 45% of our net income during any fiscal year if our debt leverage ratio (combined total liabilities to net worth) is greater than or equal to 1.0:1.0.  Our failure to comply with the protective loan covenants or maintain the required financial ratios may cause acceleration of the outstanding principal balances on the term notes and revolving note and/or the imposition of fees, charges or penalties.  Any acceleration of the debt financing or imposition of the significant fees, charges or penalties may restrict or limit our access to the capital resources necessary to continue plant construction or operations.  The lease agreement is secured by substantially all business assets and is subject to various financial and non-financial covenants that limit distributions and leverage and require minimum debt service coverage, net worth, and working capital requirements.

Also on April 24, 2008, we entered into certain financing and credit arrangements with U.S. Bank National Association, as trustee (the “Trustee”) and the City of Lamberton, Minnesota (the “City”) in order to secure the proceeds from the sale of the solid waste facilities revenue bonds, Series 2008A (the “Bonds”) issued by the City in the aggregate principal amount of $15,180,000 pursuant to a trust indenture between the City and the Trustee (“Trust Indenture”).  The City has undertaken the issuance of the Bonds to finance the acquisition and installation of certain solid waste facilities in connection with our ethanol plant to be located near Lamberton, Minnesota.  Highwater received proceeds of approximately $14,876,000, after financing costs of approximately $304,000.  The remaining proceeds are held as restricted cash or marketable securities based on anticipated use and are split between a project fund of approximately $11,564,000, a capitalized interest fund of approximately $1,818,000, and a debt service reserve fund of approximately $1,501,000.  The Bonds mature on December 1, 2022 and bear interest at a rate of 8.5%.

We may apply for grants from the USDA and other sources. Although we may apply under several programs simultaneously and may be awarded grants or other benefits from more than one program, it must be noted that some combinations of programs are mutually exclusive. Under some state and federal programs, awards are not made to applicants in cases where construction on the project has started prior to the award date. There is no guarantee that applications will result in awards of grants or loans.

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

On September 28, 2006, we entered into a design-build contract with Fagen, Inc. for the design and construction of our ethanol plant for a total price of $69,950,000.  If Fagen, Inc. is required to employ union labor, excluding union labor for the grain system and energy center, the contract price will be increased to include any increased costs associated with the use of union labor.  We paid a mobilization fee of $5,000,000 to Fagen, Inc. when we issued our notice to proceed with construction in April 2008 pursuant to the terms of the design-build contract.

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

On November 28, 2007 we executed a Phase 1 Mass Grading and Drainage Agreement with R and G Construction Co. for certain improvements to the project site which involves mass grading and drainage activities. We agreed to pay a monthly fee of 90% of the value based on the amount of work completed with the remaining 10% held as retainage.  As of October 31, 2008, we incurred approximately $2,113,000 for R and G’s services under this agreement.  In August 2008, we entered into an additional contract with R and G for rail system drainage for an amount of approximately $1,214,000.  We agreed to pay a monthly fee of 90% of the value based on the amount of work completed, with the remaining 10% held as retainage.  As of October 31, 2008, we had incurred approximately $1,190,000 in costs under these agreements and the work has been completed.

In December 2007, we entered into an agreement with Rice Lake Construction for construction of a water treatment facility, well drilling and installation of the fire loop for approximately $15,995,000.  We agreed to make monthly payments based on the amount of work completed, with 5% retainage held on the last two payments.  As of October 31, 2008, we had incurred approximately $6,178,000 in costs under this agreement.

In July 2008, we entered into an agreement with L.A. Colo., LLC for rail work in the amount of approximately $4,361,000.  We agreed to pay a monthly fee of 90% of the value on the amount of work completed with the remaining 10% held as retainage.  The project is scheduled to be completed in early 2009 as we have approximately 200 feet left to be installed.  As of October 31, 2008, we had incurred approximately $3,700,000 in costs under this agreement.

Also, in July 2008, we entered into an agreement with McCormick Construction Company for the installation of auger cast pilings for support of grain silos for approximately $428,000.  We paid a 10% down payment of approximately $43,000 upon execution of the documents, and made monthly progress payments during the construction.  As of October 31, 2008, we had incurred $424,000 in costs under this agreement and construction has been completed.

In August 2008, we entered into an agreement with Lamberton Construction for the construction of an administration building for approximately $278,000.  Pursuant to the terms of the agreement we are paying a monthly fee of 90% of the value based on the amount of work completed, with the remaining 10% held as retainage.  As of October 31, 2008, we had incurred approximately $50,000 in costs under this agreement.

Plant construction is progressing on schedule.  We commenced site work at the plant in November 2007.  We provided Fagen, Inc. with notice to proceed with construction, which was executed on April 7, 2008.  Status to date on the construction is as follows:

•                  Administration Building—Construction of the administration building is approximately 70% complete with interior cabinetry, trim and flooring remaining to be installed.  The exterior walls need siding.  We expect to occupy this building by the end of February 2009.

•                  DDG Storage Building—The construction of the distillers dried grain storage building is complete.

•                  Process Building Area—All field fabricated tanks (fermenters, beer well, stilage alley tanks) have been completed.  All distillation vessels (columns and molecular sieves) have been set in place.  All process tanks (evaporators, slurry, CIP and enzyme) inside the Process Building are installed.  Process piping and pumps are being hooked up to the tanks.  All stillage alley tanks are insulated and many exterior pipelines are now insulated as well.  The electrical hook up from the Motor Control Center (MCC) room to the equipment has been started and is progressing.

•                  Energy Center—The centrifuges, dryers, dust collectors, conveyors, screws and ductwork are all in place.  The thermal oxidizer stack was installed in December and is awaiting the arrival of the thermal oxidizer and the boiler with both expected to arrive in early February.  Electrical wiring from the MCC room to the equipment has been started in this building as well and is also progressing.

•                  Cooling Tower/Water Treatment—Cooling tower construction has been completed.  The cooling water header lines to the process building are being connected to the tower pumps.  The Cold Lime Softening water treatment building was erected in November and concrete floor slabs are currently being installed and the water treatment storage tanks are being constructed.  Some water treatment equipment is beginning to arrive on site.  We expect a late March or early April 2009 completion timeline.

•                  Tank Farm—All tank farm storage vessels are built, painted and rigged with floating roofs.  The outside accessories are currently being attached to the tanks.

•                  Grain Receiving Area—The concrete grain storage silos were poured in October.  The grain receiving building basement is complete with equipment, including the rail scale. The building is now ready for the concrete floor and then wall erection.  The grain legs are currently being attached to the silos.  Also underway is the electrical insulation of switch gear in the MCC room.

Infrastructure Status:

•                  Natural Gas—Centerpoint Energy installed the natural gas pipeline into the Company’s site.  In addition, our natural gas contractor installed the natural gas lines connecting Centerpoint Energy’s main regular distribution line to the energy center, load out flare and administration building.

•                  Rail Siding and Spurs—Rail siding and spurs are approximately 98% complete.  The siding is connected via mainline switches to the DM&E Railroad system.  Approximately 200 feet of the total 28,000 foot track is left to install into the grain receiving building once that building is complete.

•                  Electrical Substation—Redwood Electric and Great River Energy have finished the electrical sub-station construction.  Permanent electrical power distribution network has been installed on the site and is now supplying electrical power to several areas of the site.

•                  Phase 1—All dirt work associated with the phase 1 portion of construction was substantially complete by mid-November.  The installation of approximately 100 feet of drain culvert, grass seeding and the final grading of site roads is all that remains and we expect this to be completed in the spring.

•                  Phase 2—All off-site and on-site process water supply pipelines, the entire fire loop system, the on-site sanitary sewer and potable water supply lines are complete.  The production well pumps and pitless adapters are ready to install in the wells.  The electrical service to the well sites is complete.

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

Other Consultants

Agreement for Electric Service

On June 28, 2007 we entered into an Agreement for Electric Service with Redwood Electric Cooperative, Inc. for the sale and delivery of electric power and energy necessary to operate our ethanol plant.  In exchange for its services, we agreed to pay Redwood Electric Cooperative, Inc. a monthly facilities charge of approximately $12,000 plus the Cooperative’s standard electrical rates. Pursuant to the agreement the contract rate will be guaranteed for up to five years. Upon execution of the agreement, we became a member of the Cooperative and are bound by its articles of incorporation and bylaws. This agreement will remain in effect for ten years following the initial billing period.  In the event we wish to continue receiving electrical service from the Cooperative beyond the ten year period, we will need to enter into a new agreement with the Cooperative at least one year prior to the expiration of the initial ten year period.  If the agreement is terminated by either party for any reason prior to the expiration of the initial ten year period, we will be required to pay for the entire amount of the facility charge for the remainder of the initial ten year period.  Also, pursuant to this agreement, Highwater provided the Cooperative with a Letter of Credit in the amount of $700,000 at the expense of Highwater for the entire period of construction and continuing for a period of one year of commercial operation.  The Cooperative agrees to release the Letter of Credit requirement after one full year of commercial operation upon a showing by Highwater that it is solvent.  In the event that Highwater is not solvent after one year of commercial operation, the Letter of Credit will remain in effect; provided, however, the Cooperative agrees to review Highwater’s financial situation after each subsequent one year period has passed and if Highwater establishes that it is solvent at any of those review dates, the letter of credit will be released.  In June 2008, there was a verbal agreement to suspend the $12,000 monthly fee until operations commence.

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

Natural Gas Service Agreement

On July 1, 2008, we entered into a natural gas service agreement with CenterPoint Energy Resources Corp., d.b.a. CenterPoint Energy Minnesota Gas (“CenterPoint Energy”).  CenterPoint Energy has constructed a pipeline from the Northern Natural Gas Company (“Northern”) Town Border Station for Highwater (Highwater TBS”) terminating at Highwater’s selected location.  Construction shall be completed by the later of April 1, 2009 or within 15 days of Northern’s completion of the Highwater TBS.  Additionally, Highwater agrees to purchase all of its natural gas requirements from CenterPoint Energy’s pipeline.  This Agreement will continue until October 31, 2019.  Also, pursuant to this agreement, Highwater has provided Northern with a letter of credit for $4,000,000.  Northern may draw on the letter of credit only if (1) Highwater is in default of its obligations under this agreement and all applicable notice and cure periods have expired or (2) Northern’s contractual obligations with Highwater extend beyond the expiration date of the Letter of Credit and either Highwater or the Issuing Bank has provided notice to Northern that the Letter of Credit will not be extended beyond its currently effective expiration period.  Pursuant to the terms of the agreement we provided a security deposit of $500,000, which was returned to the Company with the release of the capacity agreement in December 2008.

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

We have received our Air Emissions Permit, a Stormwater permit, a Discharge for Stormwater During Construction Acitivities Permit, Groundwater Permit and an Above Ground Storage Tank Permit.  Additionally, we have received the water appropriation permits from the Minnesota Department of Natural Resources as well as Notice from the Redwood Conservation District approving an exemption to place force mains through a wetland area.  We have also received the necessary permits from Minnesota Pollution Control Agency (MPCA) for treatment of our wasteater.

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

Trends and Uncertainties Impacting the Ethanol Industry and Our Future Operations

We are subject to industry-wide factors, trends and uncertainties that affect our operating and financial performance. These factors include, but are not limited to, the available supply and cost of corn from which our ethanol and distillers grains are processed; the cost of natural gas, which we use in the production process; new technology developments in the industry; dependence on our ethanol marketer and distillers grains marketer to market and distribute our products; the intensely competitive nature of the ethanol industry; and possible changes in legislation/regulations at the federal, state and/or local level. These factors as well as other trends and uncertainties are described in more detail below.

We have no operating history and our business may not be as successful as we anticipate. As of the end of the fiscal year we had not yet completed construction of the plant. Accordingly, we have no operating history from which you can evaluate our business and prospects. Our operating results could fluctuate significantly in the future as a result of a variety of factors. Many of these factors are outside our control.  In addition, our prospects must be considered in light of the normal risks and uncertainties encountered by an early stage company in a rapidly growing industry where supply, demand and pricing may change substantially in a short amount of time.

Economic Downturn

The U.S. stock markets tumbled in September and October 2008 upon the collapse of multiple major financial institutions, the federal government’s takeover of two major mortgage companies, Freddie Mac and Fannie Mae, and the President’s enactment of a $700 billion bailout plan pursuant to which the federal government will directly invest in troubled financial institutions.  Financial institutions across the country have lost billions of dollars due to the extension of credit for the purchase and refinance of over-valued real property.  The U.S. economy is in the midst of a recession, with increasing unemployment rates and decreasing retail sales.  Other large corporate giants, such as the big three auto makers, have also been seeking government bailout money and may be facing bankruptcy.  These factors have caused significant economic stress and upheaval in the financial and credit markets in the United States, as well as abroad.  Credit markets have tightened and lending requirements have become more stringent.  Oil prices have dropped rapidly as demand for fuel has decreased.  We believe that these factors have contributed to a decrease in the prices at which we may be able to sell our ethanol in the future which may persist throughout all or parts of fiscal year 2009.  It is uncertain how long and to what extent these economic troubles may negatively affect ethanol prices in the future.

Corn Prices

Our cost of goods sold will consist primarily of costs relating to the corn and natural gas supplies necessary to produce ethanol and distillers grains for sale.  On December 11, 2008, the USDA released its Crop Production report, which estimated the 2008 grain corn crop at approximately 12 billion bushels, approximately 8% below the USDA’s estimate of the 2007 corn crop of 13.07 billion bushels.  Corn prices reached historical highs in June 2008, but have come down sharply since that time as stronger than expected corn yields materialized and the global financial crisis brought down the prices of most commodities generally.  We expect continued volatility in the price of corn, which could significantly impact our cost of goods sold.  The growing number of operating ethanol plants nationwide is also expected to increase the demand for corn.  This increase will likely drive the price of corn upwards in our market which will impact our ability to operate profitably.

There is no assurance that a corn shortage will not develop, particularly if there is an extended drought or other production problems in the 2009 crop year.  We anticipate that our plant’s profitability will be negatively impacted during periods of high corn prices.  Although we expect the negative impact on profitability resulting from high corn prices to be mitigated, in part, by the increased value of the distillers grains we intend to market (as the price of corn and the price of distillers grains tend to fluctuate in tandem), we still may be unable to operate profitably if high corn prices are sustained for a significant period of time.

Natural Gas

Natural gas is also an important input commodity to our manufacturing process. We estimate that our natural gas usage will be approximately 10% to 15% of our annual total production cost. We use natural gas to dry our distillers grain products to a moisture content at which they can be stored for long periods of time, and can be transported greater distances. Any sustained increase in the price level of natural gas will increase our cost of production and will negatively impact our future profit margins.

Ethanol Supply and Demand

The number of ethanol plants being developed and constructed in the United States continues to increase.  If the demand for ethanol does not grow at the same pace as increases in supply, we expect the price for ethanol to further decline.  The prices of crude oil and refined gasoline decreased significantly in the second half of 2008, which has in turn placed downward pressure on the price of ethanol.  Declining ethanol prices will result in lower future revenues and may reduce or eliminate profits.

While we believe that the nationally mandated usage of renewable fuels has largely driven demand in the past, we believe that an increase in voluntary usage will be necessary for the industry to continue its growth trend.  In addition, a higher RFS standard may be necessary to encourage blenders to utilize ethanol. We expect that voluntary usage by blenders will occur only if the price of ethanol makes increased blending economical. In addition, we believe that heightened consumer awareness and consumer demand for ethanol-blended gasoline may play an important role in growing overall ethanol demand and voluntary usage by blenders. If blenders do not voluntarily increase the amount of ethanol blended into gasoline and consumer awareness does not increase, it is possible that additional ethanol supply will continue to outpace demand and further depress ethanol prices.

Ethanol Industry Competition

We operate in a competitive industry and compete with larger, better financed entities which could impact our ability to operate profitably. There is significant competition among ethanol producers with numerous producer and privately owned ethanol plants planned and operating throughout the United States. In addition, we are beginning to see consolidation in the industry.  Archer Daniels Midland Company, POET, LLC, Hawkeye Renewables, LLC, Aventine Renewable Energy Holdings, Inc., VeraSun Energy Corp. and Cargill Incorporated control a significant portion of the ethanol market, producing an aggregate of over 4.6 billion gallons of ethanol annually.  However, in November 2008 VeraSun Energy Corp. announced it had filed for Chapter 11 bankruptcy protection thereby calling into question its ability to maintain its level of ethanol production.

Derivatives

We are exposed to market risks from changes in corn, natural gas, and ethanol prices. We may seek to minimize these commodity price fluctuation risks through the use of derivative instruments. Although we will attempt to link these instruments to sales plans, market developments, and pricing activities, such instruments in and of themselves can result in additional costs due to unexpected directional price movements. We may incur such costs and they may be significant.

Distillers Grains Marketing

With the advancement of research into the feeding rations of poultry and swine, we anticipate these markets will continue to expand and create additional demand for distillers grains; however, no assurance can be given that these markets will in fact expand, or if they do that we will benefit.

Technology Developments

The current trend in ethanol production research is to develop an efficient method of producing ethanol from cellulose-based biomass, such as agricultural waste, forest residue, municipal solid waste, and energy crops.  This trend is driven by the fact that cellulose-based biomass is generally cheaper than corn, and producing ethanol from cellulose-based biomass would create opportunities to produce ethanol in areas which are unable to grow corn.  Although current technology is not sufficiently efficient to be competitive, the United States Congress is consistently increasing the availability of incentives to promote the development of commercially viable cellulose based ethanol production technology.

Advances and changes in the technology used to produce ethanol may make the technology we are installing in our plant less desirable or obsolete.  These advances could also allow our competitors to produce ethanol at a lower cost than us.  If we are unable to adopt or incorporate technological advances, our ethanol production methods and processes could be less efficient than our competitors, which could cause our plant to become uncompetitive or completely obsolete.

Government Legislation and Regulations

The ethanol industry and our business are assisted by various federal ethanol supports and tax incentives, including those included in the Energy Policy Act of 2005 and the Energy Independence and Security Act of 2007. Government incentives for ethanol production, including federal tax incentives, may be reduced or eliminated in the future, which could hinder our ability to operate at a profit. Federal ethanol supports, such as the renewable fuels standard (“RFS”), help support a market for ethanol that might disappear without this incentive; as such, a waiver of minimum levels of renewable fuels included in gasoline could have a material adverse effect on our results of operations. The elimination or reduction of tax incentives to the ethanol industry, such as the VEETC available to gasoline refiners and blenders, could reduce the market for ethanol, causing prices, revenues, and profitability to decrease.

Liquidity and Capital Resources

Estimated Sources of Funds

The following schedule sets forth estimated sources of funds to build our ethanol plant near Lamberton, Minnesota.  This schedule could change in the future depending on the level of equity and debt financing we receive and the amount of grants, if any we are able to obtain.

Sources of Funds (1)		Percent
Offering Proceeds (2)	$45,710,000	40.24%
Seed Capital Proceeds (3)	$1,680,000	1.48%
Senior and Subordinated Debt Financing (4)	$51,314,000	45.18%
Bond Financing (5)	$14,876,000	13.10%

Total Sources of Funds	$113,580,000	100.00%

(1)                                                   The amount of estimated offering proceeds and senior debt financing may be adjusted depending on the amount of grants we are able to obtain.

(2)                                                   We received proceeds for approximately $45,670,000 in our registered offering and issued 4,567 registered units to our investors.  We also received $40,000 of investor deposits that were forfeited and are included with these offering proceeds.

(3)                                                   We issued a total of 386 units to our seed capital investors in exchange for proceeds of $1,680,000.  We issued a total of 236 units to our seed capital investors at a price of $5,000 per unit.  In addition, we issued 150 units to our founders at a price of $3,333.33 per unit.

(4)                                                   We have a definitive loan agreement with FNBO for debt financing in the amount up to $61,000,000, consisting of up to $50,400,000 for a Construction Loan, together with up to $5,000,000 Revolving Loan and up to $5,600,000 to support the issuance of letters of credit by FNBO.  We have issued letters of credit to Redwood Electric Cooperative, Inc. and Northern Natural Gas Company for the amount of $700,000 and $4,000,000 respectfully.  The details of the letters of credit are described above in Plant Construction and Start-Up of Plant Operations.

(5)                                                   We have entered into a long term lease agreement with the City of Lamberton, Minnesota in order to finance equipment for the plant.  The City financed the purchase of equipment through Solid Waste Facilities Revenue Bonds Series 2008A totaling $15,180,000.  We received proceeds of approximately $14,876,000, after financing costs of approximately $304,000.  The remaining proceeds are held as restricted cash and marketable securities based on anticipated use and are split between a project fund of approximately $11,564,000, a capitalized interest fund of approximately $1,818,000, and a debt service reserve fund of approximately $1,501,000.

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

Estimate of Costs as of the Date of this Report.

Use of Proceeds	Amount	Percent of Total

Plant construction	$69,950,000	61.59%
Land cost	1,098,000	0.97%
Site development costs	13,647,300	12.02%
Construction contingency	1,000,000	0.88%
Construction performance bond	350,000	0.31%
Construction insurance costs	160,000	0.14%
Administrative building	300,000	0.26%
Office equipment	44,500	0.04%
Computers, Software, Network	193,000	0.17%

Railroad	5,879,615	5.18%
Rolling stock	560,000	0.49%
Fire Protection and water supply	6,005,835	5.29%
Construction Manager Fees	100,000	0.09%
Capitalized interest	1,818,000	1.60%
Start up costs:
Financing costs	1,981,000	1.74%
Cost of Raising Capital	736,000	0.65%
Organization costs	935,000	0.82%
Pre-production period costs	1,170,750	1.03%
Debt Service Reserve	1,501,000	1.32%
Working capital	2,000,000	1.76%
Inventory - corn	1,375,000	1.21%
Inventory - chemicals and ingredients	600,000	0.53%
Inventory - Ethanol	1,500,000	1.32%
Inventory - DDGS	500,000	0.44%
Spare parts - process equipment	175,000	0.15%
Total	$113,580,000	100.00%

We expect the total funding required for the plant to be approximately $113,580,000, which includes $69,950,000 to build the plant and approximately $43,630,000 for other project development costs including land, site development, utilities, start-up costs, capitalized fees and interest, inventories and working capital.  In addition, our use of proceeds budget was previously increased due to increases in the budgeted amounts for the CCI contingency, site development costs, construction performance bond, railroad costs, fire protection and water supply, and financing costs.  Our use of proceeds is measured from date of inception and we have already incurred some of the related expenditures.

Financial Results

As of October 31, 2008, we had cash of approximately $1,356,000 and total assets of approximately $77,798,000, which includes approximately $62,948,000 in construction in progress and approximately $6,842,000 in restricted marketable securities.  As of October 31, 2008, we had current liabilities of approximately $17,495,000 consisting mainly of accrued expenses in the amount of approximately $669,000 and construction payable in the amount of approximately $16,764,000.  In addition, we have long term debt of approximately $15,180,000.  Total members’ equity as of October 31, 2008, was approximately $45,123,000.  Since inception, we have generated no revenue from operations, and as of October 31, 2008, have accumulated net losses of approximately $1,470,000 and accumulated other comprehensive loss of approximately $60,000.

We raised $1,680,000 in seed capital through previous private placements.  We received proceeds for approximately 4,567 units through our registered offering for aggregate proceeds of approximately $45,670,000.  We closed the offering on April 5, 2008 and released funds from escrow on April 7, 2008.

Critical Accounting Estimates

Management uses various estimates and assumptions in preparing our financial statements in accordance with generally accepted accounting principles.  These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Accounting estimates that are the most important to the presentation of our results of operations and financial condition, and which require the greatest use of judgment by management, are designated as our critical accounting estimates. We have the following critical accounting estimates:

 We review long-lived assets for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable.  Impairment testing for assets requires various estimates and assumptions, including an allocation of cash flows to those assets and, if required, an estimate of the fair value of those assets.

Our estimates are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable. These valuations require the use of management’s assumptions, which do not reflect unanticipated events and circumstances that may occur.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Employees

We currently have three part-time employees, a Plant Manager and a General Manager/Chief Executive Officer.  Our Grain Merchandiser and Maintenance Technician are expected to start working for the Company in February and our Operations Manager is expected to start work in early March.   See “DESCRIPTION OF BUSINESS – Employees.”

ITEM 7.  FINANCIAL STATEMENTS.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Governors

Highwater Ethanol, LLC

Lamberton, Minnesota

We have audited the accompanying balance sheets of Highwater Ethanol, LLC (a development stage company) as of October 31, 2008 and 2007, and the related statements of operations, changes in members’ equity and comprehensive loss, and cash flows for the years then ended and the period from inception (May 2, 2006) to October 31, 2008. Highwater Ethanol, LLC’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Highwater Ethanol, LLC (a development stage company) as of October 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended and for the period from inception (May 2, 2006) to October 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

/s/ Boulay, Heutmaker, Zibell & Co., P.L.L.P

Certified Public Accountants

Minneapolis, Minnesota

January 29, 2009

HIGHWATER ETHANOL, LLC

(A Development Stage Company)

Balance Sheets

	October 31,	October 31,
	2008	2007
ASSETS

Current Assets
Cash	$1,355,827	$98,697
Restricted cash	2,916,825	56,254
Restricted marketable securities	5,380,199	—
Prepaids and other	540,190	35,353
Total current assets	10,193,041	190,304

Property and Equipment
Land and land improvements	1,250,621	1,018,252
Construction in progress	62,948,311	20,854
Office equipment	19,137	17,283
Accumulated depreciation	(5,949)	(2,386)
Total property and equipment	64,212,120	1,054,003

Other Assets
Restricted cash	56,565	—
Restricted marketable securities	1,461,435	—
Deferred offering costs	—	717,363
Debt issuance costs, net	1,874,782	2,209
Land options	—	2,000
Total other assets	3,392,782	721,572

Total Assets	$77,797,943	$1,965,879

	October 31,	October 31,
	2008	2007

LIABILITIES AND EQUITY

Current Liabilities
Note payable	$—	$1,100,000
Accounts payable	54,833	577,231
Accounts payable - members	7,014	125,589
Construction payable	1,620,712	—
Construction payable - members	15,143,048	—
Accrued expenses	669,126	13,956
Total current liabilities	17,494,733	1,816,776

Long-Term Debt	15,180,000	—

Commitments and Contingencies

Members’ Equity
Member contributions, net of costs related to capital contributions, 4,953 and 386 units outstanding at October 31, 2008 and 2007, respectively	46,653,590	1,680,000
Deficit accumulated during development stage	(1,470,276)	(1,530,897)
Accumulated other comprehensive loss	(60,104)	—
Total members’ equity	45,123,210	149,103

Total Liabilities and Members’ Equity	$77,797,943	$1,965,879

Notes to Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC

(A Development Stage Company)

Statements of Operations

			From Inception
	Year Ended	Year Ended	(May 2, 2006)
	October 31, 2008	October 31, 2007	to October 31, 2008

Revenues	$—	$—	$—

Operating Expenses
Professional fees	710,218	990,707	2,042,272
General and administrative	300,512	199,720	527,193
Total operating expenses	1,010,730	1,190,427	2,569,465

Operating Loss	(1,010,730)	(1,190,427)	(2,569,465)

Other Income (Expense)
Interest income	1,060,630	30,507	1,110,785
Other income	10,721	3,225	13,946
Interest expense	—	(25,542)	(25,542)
Total other income, net	1,071,351	8,190	1,099,189

Net Income (Loss)	$60,621	$(1,182,237)	$(1,470,276)

Weighted Average Units Outstanding	3,056	386	1,440

Net Income (Loss) Per Unit	$19.84	$(3,062.79)	$(1,021.03)

Notes to Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC

(A Development Stage Company)

Statement of Changes in Members’ Equity and Comprehensive Income

		Deficit Accumulated	Accumulated Other
	Member	During	Comprehensive
	Contributions	Development Stage	Loss	Total

Balance - May 2, 2006, Inception	$—	$—	$—	$—

Membership units - 150 units at $3,333 per unit, May 2006	500,000	—	—	500,000

Membership units - 236 units at $5,000 per unit, June 2006	1,180,000	—	—	1,180,000

Net loss	—	(348,660)	—	(348,660)

Balance - October 31, 2006	1,680,000	(348,660)	—	1,331,340

Net loss	—	(1,182,237)	—	(1,182,237)

Balance - October 31, 2007	1,680,000	(1,530,897)	—	149,103

Membership units - 4,567 units at $10,000 per unit, April 2008	45,670,000	—	—	45,670,000

Additional paid in capital - forfeited units	40,000	—	—	40,000

Costs of raising capital	(736,410)	—	—	(736,410)

Other comprehensive income

Net income	—	60,621	—	60,621

Unrealized loss on restricted marketable securities	—	—	(60,104)	(60,104)

Total comprehensive income	—	—	—	517

Balance - October 31, 2008	$46,653,590	$(1,470,276)	$(60,104)	$45,123,210

Notes to Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC

(A Development Stage Company)

Statement of Cash Flows

			From Inception
	Year Ended	Year Ended	(May 2, 2006)
	October 31, 2008	October 31, 2007	to October 31, 2008

Cash Flows from Operating Activities
Net income (loss)	$60,621	$(1,182,237)	$(1,470,276)
Adjustments to reconcile net income (loss) to net cash from operations
Depreciation and amortization	3,563	6,179	9,801
Other	1,624	—	370
Change in assets and liabilities
Prepaids and other	(504,837)	(20,080)	(540,190)
Accounts payable, including members	(411,737)	283,896	61,847
Accrued expenses	(11,485)	13,956	2,471
Net cash used in operating activities	(862,251)	(898,286)	(1,935,977)

Cash Flows from Investing Activities
Capital expenditures	(232,223)	(874,415)	(1,227,758)
Construction in progress	(40,327,504)	(20,854)	(40,348,358)
Payments for land options	—	(30,000)	(42,000)
Net cash used in investing activities	(40,559,727)	(925,269)	(41,618,116)

Cash Flows from Financing Activities
Proceeds from note payable	—	1,038,939	1,038,939
Payments on notes payable	(1,100,000)	—	(1,100,000)
Funds received from restricted cash	36,721	—	36,721
Increase in restricted cash from net interest earned	(119,604)	—	(119,604)
Member contributions	45,670,000	—	47,350,000
Forfeited investor deposits	40,000	—	40,000
Payments for deferred offering costs	(248,283)	(381,058)	(736,410)
Payments for debt issuance costs	(1,599,726)	—	(1,599,726)
Net cash provided by financing activities	42,679,108	657,881	44,909,920

Net Increase (Decrease) in Cash	1,257,130	(1,165,674)	1,355,827

Cash - Beginning of period	98,697	1,264,371	—

Cash - End of period	$1,355,827	$98,697	$1,355,827
			—
Supplemental Cash Flow Information
Cash paid for interest expense	$—	$25,542	$25,542
Cash paid for interest capitalized	$66,895	$8,154	$76,895
Total	$66,895	$33,696	$102,437

Supplemental Disclosure of Noncash Financing and Investing Activities
Unrealized losses on restricted marketable securities	$60,104	$—	$60,104
Restricted cash received as part of capital lease	$14,876,400	$—	$14,876,400
Restricted cash received as part of note payable	$—	$55,000	$55,000
Purchase of restricted marketable securities with restricted cash	$6,903,362	$—	$6,903,362
Construction in progress included in construction payable	$16,763,760	$—	$16,763,760
Capital expenditures included in accounts payable	$—	$119,704	$—
Construction in progress paid from restricted cash	$5,138,785	$—	$5,138,785
Accrued interest capitalized in construction in progress	$666,655	$—	$666,655
Loan costs capitalized with construction in progress	$30,753	$—	$30,753
Deferred offering costs included in accounts payable	$—	$229,236	$—
Debt issuance costs financed through capital lease	$303,600	$—	$303,600
Debt issuance costs financed with note payable	$—	$6,061	$6,061
Costs of raising capital offset against equity raised	$736,410	$—	$736,410
Land options exercised for land purchase	$2,000	$40,000	$42,000

Notes to Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC

(A Development Stage Company)

Notes to Financial Statements

October 31, 2008 and 2007

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Highwater Ethanol, LLC, (a Minnesota Limited Liability Company) was organized with the intentions of developing, owning and operating a 50 million gallon dry mill corn-processing ethanol plant near Lamberton, Minnesota. The Company was formed on May 2, 2006 to have a perpetual life. As of October 31, 2008, the Company is in the development stage with its efforts being principally devoted to organizational activities and construction of the plant.  The Company anticipates completion of the plant in May 2009.

Fiscal Reporting Period

The Company has adopted a fiscal year ending October 31 for reporting financial operations.

Accounting Estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles.  Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.  The Company uses estimates and assumptions in accounting for significant matters including the carrying value of property and equipment.  The Company periodically reviews estimates and assumption and the effect of revisions are reflected in the period in which the revision is made.  Actual results could differ from those estimates.

Cash

The Company maintains its accounts primarily at one financial institution.  At times throughout the year, the cash balances may exceed amounts insured by the Federal Deposit Insurance Corporation.  The Company does not believe it is exposed to any significant credit risk on cash balances.

Restricted Cash

The Company maintains restricted cash balances as part of the capital lease financing agreement described in Note 8.  The restricted cash balances include money market accounts and similar debt instruments which currently exceed amounts insured by the Federal Deposit Insurance Corporation and the Securities Investor Protection Corporation. The Company does not believe it is exposed to any significant credit risk on cash balances.

Restricted Marketable Securities

The Company maintains restricted marketable securities in debt securities as part of the capital lease financing agreement described in Note 8.  The restricted marketable securities consist primarily of municipal obligations, U.S. treasury and government obligations, and corporate obligations.  Restricted

HIGHWATER ETHANOL, LLC

(A Development Stage Company)

Notes to Financial Statements

October 31, 2008 and 2007

marketable securities are classified as “available-for-sale” and are carried at their estimated fair market value based on quoted market prices at year end. Realized gains and losses, determined using the specific identification method, are included in earnings; unrealized holding gains and losses on available-for-sale securities are reported as a separate component of members’ equity in accumulated other comprehensive income or loss and excluded from earnings until realized.

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

The Company incurred substantial consulting, permitting, and other pre-construction services related to building its plant facilities prior to receiving project funding.  These costs were expensed prior to obtaining project debt and equity financing.  Once this funding was received, these costs as they related to project construction have been capitalized with construction in progress.

The Company capitalizes construction costs and construction period interest as construction in progress until the assets are placed in service.  As of October 31, 2008, the Company had construction in progress of approximately $62,950,000, which includes approximately $774,000 of capitalized interest, including amounts accrued, and approximately $92,000 of insurance costs.  As of October 31, 2007, the Company had construction in progress of approximately $21,000, all consisting of capitalized interest, including amounts accrued.

Carrying Value of Long-Lived Assets

Long-lived assets, such as property, plant, and equipment, and other long-lived assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  If circumstances require a long-lived asset be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by an asset to the carrying value of the asset.  If the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying value exceeds its fair value.  Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary.

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

October 31, 2008 and 2007

Debt Issuance Costs

Costs associated with the issuance of debt are recorded as debt issuance costs and are amortized over the term of the related debt by use of the effective interest method.

Net Income (Loss) per Unit

Basic net income (loss) per unit is computed by dividing net income by the weighted average number of members’ units outstanding during the period. Diluted net income per unit is computed by dividing net income by the weighted average number of members’ units and members’ unit equivalents outstanding during the period.  There were no member unit equivalents outstanding during the periods presented; accordingly, for all periods presented, the Company’s basic and diluted net income per unit are the same.

Income Taxes

The Company is treated as partnership for federal and state income tax purposes and generally does not incur income taxes. Instead, their income or losses are included in the income tax returns of the members and partners. Accordingly, no provision or liability for federal or state income taxes has been included in these financial statements.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 clarifies the requirements of SFAS 109, Accounting for Income Taxes, relating to the recognition of income tax benefits. FIN 48 provides a two-step approach to recognizing and measuring tax benefits when realization of the benefits is uncertain. The first step is to determine whether the benefit meets the more-likely-than-not condition for recognition and the second step is to determine the amount to be recognized based on the cumulative probability that exceeds 50%.  Primarily due to the Company’s tax status as a partnership, the adoption of FIN 48 on November 1, 2008, had no material impact on the Company’s financial condition or results of operations.

Fair Value of Financial Instruments

The carrying value of cash, restricted cash, and restricted marketable securities approximates their fair value based on quoted market prices at year end.  The Company believes the carrying amount of the long-term debt approximates the fair value due to the terms of the debt and the current interest rate environment.

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157 (SFAS 157), Fair Value Measurements, SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  The statement is effective for (1) financial assets and liabilities in financial statements

HIGHWATER ETHANOL, LLC

(A Development Stage Company)

Notes to Financial Statements

October 31, 2008 and 2007

issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years and (2) certain non-financial assets and liabilities in financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.  The Company is evaluating the effect, if any, that the adoption of SFAS 157 will have on its results of operations, financial position, and the related disclosures.

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 159, (SFAS 159), The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (Accounting for Certain Investments in Debt and Equity Securities).  SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value and is effective for fiscal years beginning after November 15, 2007 with early adoption permitted.  The Company is evaluating the effect, if any, that the adoption of SFAS 159 will have on its results of operations, financial position, and the related disclosures.

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

2. UNCERTAINTIES

The Company will derive substantially all of its revenues from the sale of ethanol and distillers grains once operations commence.  These products are commodities and the market prices for these products recently display substantial volatility and are subject to a number of factors which are beyond the control of the Company.  The Company’s most significant manufacturing inputs will be corn and natural gas. The price of these commodities is also subject to substantial volatility and uncontrollable market factors. In addition, these input costs do not necessarily fluctuate with the market prices for ethanol and distillers grains. As a result, the Company is subject to significant risk that its operating margins can be reduced or eliminated due to the relative movements in the market prices of its products and major manufacturing inputs. As a result, market fluctuations in the price of or demand for these commodities can have a significant adverse effect on the Company’s operations and profitability.

HIGHWATER ETHANOL, LLC

(A Development Stage Company)

Notes to Financial Statements

October 31, 2008 and 2007

3.  RESTRICTED MARKETABLE SECURITIES

The cost and fair value of the Company’s restricted marketable securities consist of the following at October 31, 2008:

	Amortized Cost	Gross Unrealized Losses	Fair Value

Restricted marketable securities – Current
Municipal obligations	$430,210	$(3,977)	$426,233
U.S. treasury and government obligations	639,791	(8,283)	631,508
Corporate obligations	4,322,620	(162)	4,322,458
Totals	5,392,621	(12,422)	5,380,199

Restricted marketable securities – Long-term Municipal obligations	1,509,117	(47,682)	1,461,435

Total restricted marketable securities	$6,901,738	$(60,104)	$6,841,634

The long-term restricted marketable securities relate to the debt service reserve fund noted in Note 8. Other comprehensive income is income of approximately $500 for the year ended October 31, 2008.

Shown below are the contractual maturities of marketable securities with fixed maturities at October 31, 2008.  Actual maturities may differ from contractual maturities because certain securities may contain early call or prepayment rights.

Due within 1 year	$5,380,199
Due in 1 to 3 years	—
Due in 3 to 5 years	1,237,815
Due in more than 5 years	223,620
Total	$6,841,634

4.  INTERIM FINANCING

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

October 31, 2008 and 2007

payable in full at the earlier of financial close or April 15, 2008.  In April 2008, the Company paid all principal and interest due on this note.

5.  MEMBERS’ EQUITY

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

The Company filed a Form SB-2 Registration Statement with the Securities and Exchange Commission (SEC) for a minimum of 4,500 and up to 6,000 membership units for sale at $10,000 per unit. The Registration Statement was declared effective on April 5, 2007.  Offering proceeds were held in escrow until April 2008.  The total number of units accepted was 4,567 with proceeds totaling $45,670,000.  The Company received approximately $40,000 of investor deposits that were forfeited and are included with member contributions.  These funds will be used to provide financing to complete the Company’s ethanol facility in Lamberton, Minnesota.

HIGHWATER ETHANOL, LLC

(A Development Stage Company)

Notes to Financial Statements

October 31, 2008 and 2007

6.  INCOME TAXES

The Company has adopted an October 31 fiscal year end, but has a tax year end of December 31.  The differences between financial statement basis and tax basis of assets are estimated as follows:

	October 31,	October 31,
	2008	2007

Financial statement basis of total assets	$77,797,943	$1,965,879

Organizational and start-up costs expensed for financial reporting purposes	2,542,960	1,544,339

Income tax basis of total assets	$80,340,903	$3,510,218

There were no differences between the financial statement basis and tax basis of the Company’s liabilities.

7.  RELATED PARTY TRANSACTIONS

A member is providing legal services to the Company.  The Company has incurred approximately $123,000 for the year ended October 31, 2008 related to these services.

In September 2006, the Company entered into an agreement with a general contractor and member to design and build the ethanol plant.  As of October 31, 2008, the Company has incurred approximately $47,747,000 for these services.

In December 2007, the Company entered into an agreement with a related party through common ownership for the construction of a water treatment facility, well drilling, and installation of the fire loop.  As of October 31, 2008, the Company has incurred approximately $6,178,272 under this agreement.

In June 2007, the Company entered into an agreement with a related party to be the exclusive provider of electricity for the plant.  As of October 31, 2008, the monthly fee of approximately $12,000 had been suspended until operations begin.

In August 2008, the Company entered into an agreement with a related party through common ownership for the construction of an administration building.  As of October 31, 2008, the Company has incurred approximately $50,000.

HIGHWATER ETHANOL, LLC

(A Development Stage Company)

Notes to Financial Statements

October 31, 2008 and 2007

8.  DEBT FINANCING

Bank Financing

In April 2008, the Company entered into a credit agreement with a financial institution for the purpose of funding a portion of the cost of the ethanol plant.  Under the credit agreement, the lender will provide a construction loan of $50,400,000, a construction revolving loan for $5,000,000 and will support the issuance of letters of credit up to $5,600,000, all of which are secured by substantially all assets.  At October 31, 2008, the Company had issued $4,700,000 in letters of credit.  The Company will make monthly interest payments for all amounts owed during the construction phase at the greater of LIBOR plus 350 basis points or 4%.  No amounts have been drawn on this financing at October 31, 2008.

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

The construction revolving loan is the Company’s line of credit and accrues interest at the greater of the one-month LIBOR plus 350 basis points or 4%.  The line of credit requires monthly interest payments and is payable in full in April 2009.

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

HIGHWATER ETHANOL, LLC

(A Development Stage Company)

Notes to Financial Statements

October 31, 2008 and 2007

As of October 31, 2008, the Company has letters of credit outstanding of $4,700,000 as mentioned previously.  The Company pays interest at a rate of 3% on amounts outstanding and the letters of credit are valid until July 2009. One of the letters of credit will automatically renew for an additional one year period in the amount of $4,000,000.

Capital Lease

In April 2008, the Company entered into a lease agreement with the City of Lamberton, Minnesota, (the City) in order to finance equipment for the plant.  The lease has a term from April 1, 2008 through April 1, 2028 or until earlier terminated. The City financed the purchase of equipment through Solid Waste Facilities Revenue Bonds Series 2008A totaling $15,180,000.

Under the equipment lease agreement with the City, the Company will start making interest payments on November 25, 2008 and monthly thereafter at an implicit interest rate of 8.5%. The monthly capital lease interest payments correspond to 1/6 the semi-annual interest payments due on the Bonds on the next interest payment date. Monthly capital lease payments for principal were originally scheduled to begin on November 25, 2009, however, the City amended the agreement in September 2008 which adjusted the start date for principal payments to begin on November 25, 2014.  These payments will equal 1/12 the annual principal payments scheduled to become due on the corresponding bonds on the next principal payment date.  The Company has guaranteed that if such assessed lease payments are not sufficient for the required bond payments, the Company will provide such funds as are needed to fund the shortfall. The lease agreement is secured by substantially all business assets and is subject to various financial and non-financial covenants that limit distributions and leverage and require minimum debt service coverage, net worth, and working capital requirements, and are secured by all business assets.

The capital lease includes an option to purchase the equipment at fair market value at the end of the lease term.  Under the capital lease agreement, the proceeds are for project costs and the establishment of a capitalized interest fund and a debt service reserve fund.  The Company received proceeds of approximately $14,876,000, after financing costs of approximately $304,000.  At close when the funds were distributed, the remaining proceeds were held as restricted cash based on anticipated use and were split between a project fund of approximately $11,527,000, a capitalized interest fund of approximately $1,831,000, and a debt service reserve fund of approximately $1,518,000.

Estimated principal payments on long-term debt are as follows at October 31, 2008:

2009	$—
2010	—
2011	—
2012	—
2013	—
After 2013	15,180,000
Total	$15,180,000

HIGHWATER ETHANOL, LLC

(A Development Stage Company)

Notes to Financial Statements

October 31, 2008 and 2007

Future minimum lease payments under the capital lease are as follows at October 31, 2008:

2009	$1,956,955
2010	1,290,300
2011	1,290,300
2012	1,290,300
2013	1,290,300
After 2013	22,933,275
Total	30,051,430
Less amount representing interest	14,871,430
Present value of minimum lease payments	15,180,000
Less current maturities	—
Long-term debt	$15,180,000

9.  COMMITMENTS AND CONTINGENCIES

Construction Contracts

The total cost of the project, including the construction of the ethanol plant and start-up expenses, is expected to approximate $113,580,000.  The Company signed an agreement in September 2006 with a general contractor, a related party, to design and build the ethanol plant at a total contract price of approximately $66,026,000. The design-build agreement provided for an upward adjustment of the construction price over the construction cost index (CCI) published in January 2006 of 7660.29.  As the notice to proceed was executed in April 2008, the contract price increased, with change orders, to approximately $69,950,000.  Monthly applications are submitted for work performed in the previous period.  Final payment will be due when final completion has been achieved.  As of October 31, 2008, the Company has incurred approximately $47,747,000 for these services.

Site Improvement Contracts

In November 2007, the Company entered into an agreement with an unrelated party for dirt work related to the construction of the plant for an amount of approximately $1,761,000.  As of October 31, 2008 the Company has approved change orders totaling approximately $395,000.  The Company shall pay a monthly fee of 90% of the value based on the amount of work completed, with the remaining 10% held as retainage.  As of October 31, 2008, the Company has incurred approximately $2,113,000 under this agreement.  In August 2008, the Company entered into an additional contract with the same party for rail system drainage for an amount of approximately $1,214,000.  The Company shall pay a monthly fee of 90% of the value based on the amount of work completed, with the remaining 10% held as retainage.  As of October 31, 2008, the Company has incurred approximately $1,190,000 under this agreement.

HIGHWATER ETHANOL, LLC

(A Development Stage Company)

Notes to Financial Statements

October 31, 2008 and 2007

In December 2007, the Company entered into an agreement with a related party for construction of a water treatment facility, well drilling, and installation of the fire loop for approximately $15,995,000.  The Company shall make monthly payments based on the amount of work completed, with 5% retainage held on the last two payments.  As of October 31, 2008, the Company has incurred approximately $6,178,000 under this agreement.

In July 2008, the Company entered into an agreement with an unrelated party for rail work for approximately $4,361,000.  The Company shall pay a monthly fee of 90% of the value based on the amount of work completed, with the remaining 10% held as retainage.  The contractor began work on August 15, 2008, and must complete the project by January 15, 2009.  The contractor shall pay the Company $750 for damages each day that work extends beyond January 15, 2009.  As of October 31, 2008, the Company has incurred approximately $3,700,000 under this agreement.

In July 2008, the Company entered into an agreement with an unrelated party for the installation of piling for support of grain silos for approximately $428,000.  The contract required a 10% down payment of approximately $43,000 upon signing.  As of October 31, 2008, the Company has incurred approximately $424,000 under this contract.

In August 2008, the Company entered into an agreement with a related party for the construction of an administration building for approximately $278,000.  The Company shall pay a monthly fee of 90% of the value based on the amount of work completed, with the remaining 10% held as retainage.  As of October 31, 2008, the Company has incurred approximately $50,000.

Consulting Contracts

In June 2007, the Company entered into an agreement with a related party to be the exclusive provider of electricity for the plant. The agreement is to commence the earlier of the first day of the month in which the plant begins operations or June 1, 2008. The agreement is to remain in effect for a period of ten years following commencement. The rates for these services will be a fixed charge of $12,000 per month along with monthly electric usage based on rates listed in the agreement. The rates for the first five years of the agreement are guaranteed.  The estimated construction cost of the electrical infrastructure is $1,300,000.  If the plant is not completed as planned or if the plant does not continue in operations for the entire term of the contract, the Company is liable for incurred project costs to date minus any salvage value.   The agreement required the Company to provide a letter of credit upon request in the amount of $700,000, which was issued in July 2008, for the period of the construction and continuing for one year after commercial operation.  In June 2008, there was a verbal agreement to suspend the $12,000 monthly fee until operations begin.

In May 2008, the Company entered into an agreement with an unrelated party to provide construction management services.  The agreement will remain in effect until terminated.  The fees for these services are $10,250 per month plus expense reimbursement.  As of October 31, 2008, the Company has incurred approximately $69,000 under this agreement.

HIGHWATER ETHANOL, LLC

(A Development Stage Company)

Notes to Financial Statements

October 31, 2008 and 2007

In June 2008, the Company entered into an agreement with an unrelated party for construction of a natural gas pipeline, which is expected to be in April 2009, and to be the exclusive provider of natural gas for the plant. The agreement commences upon completion of the pipeline and will remain in effect for ten years.  The rates for these services will be based on the agreed upon minimum usage at rates listed in the agreement.  The estimated construction cost of the pipeline is $4,000,000.  The agreement requires a cash deposit or letter of credit of $4,000,000 plus three months of capacity payments payable in installments determined by the unrelated party before construction begins.  The agreement also required the Company to provide a security deposit of $500,000, which will be returned to the Company over the term of the agreement. The Company made the security deposit payment of $500,000 in June 2008, and secured a $4,000,000 letter of credit in July 2008.

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

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 8A(T).  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Management of Highwater is responsible for maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  In addition, the disclosure controls and procedures must ensure that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial and other required disclosures.

At the end of the period covered by this report, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of our Principal Executive Officer, Brian Kletscher, and our Principal Financial Officer, Timothy Van Der Wal. Based on their evaluation of our disclosure controls and procedures, they have concluded that during the period covered by this report, such disclosure controls and procedures were effective to detect the inappropriate application of US GAAP standards.

Prior to this most recent evaluation of the effectiveness of our disclosure controls and procedures covering the period ended October 31, 2008 in which our controls and procedures were deemed effective, our Company had disclosed material weaknesses.  Our management worked diligently to remediate the material weaknesses and will continue to improve our procedures through ongoing process improvements and the implementation of enhanced policies and improving standards.  However, the material weaknesses are considered remediated and management has concluded that they are operating effectively.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting.  Internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; (iii) provide reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and (iv) provide reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because changes in conditions may occur or the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of October 31, 2008.  This assessment is based on the criteria for effective internal control described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on its assessment, management concluded that the Company’s internal control over financial reporting was effective as of October 31, 2008.  This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

This report shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of that section , and is not incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Changes in Internal Control over Financial Reporting

Our management, including our principal executive officer and principal financial officer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred as of October 31, 2008 and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 8B.  OTHER INFORMATION.

None.

PART III.

ITEM 9.  GOVERNORS; EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Identification of Governors, Executive Officers and Significant Employees

The following is a brief description of the business experience and background of our officers and governors.

Monica Rose Anderson, Governor, Age 46, 2736 211th Street, Walnut Grove, MN  56180.

For the past five years, Monica Rose Anderson has co-owned Brad Anderson Farms Limited Partnership of Walnut Grove, MN.  She has also been an office manager at Clear Lake Farmers Elevator in Clear Lake, Minnesota, and was a Lab Technician at Bauerly Brothers of Sauk Rapids, Minnesota.  Ms. Anderson has served as a member of the board of governors since May 2006.  Ms. Anderson will serve until our first annual meeting following substantial completion of our ethanol plant and in all cases until a successor is elected and qualified.

Russell J. Derickson, Governor, Age 44, 37720 210th Street, Lamberton, Minnesota 56152.

For the past five years, Russell J. Derickson has owned and managed his own farming operation, which produced corn, soybeans, and wheat.  He has also been an Agricultural Advisor and Warehouse Examiner for the Minnesota Department of Agriculture of St. Paul, Minnesota.  Mr. Derickson attended South Dakota State University where he received a Masters of Education in Ag Education and Bachelor of Science in Agricultural Education and Mechanized Agriculture.  Mr. Derickson has served as a member of the board of governors since May 2006.  Mr. Derickson will serve until our first annual meeting following substantial completion of our ethanol plant and in all cases until a successor is elected and qualified.

Jason R. Fink, Governor, Age 29, 3903 Covey Trail, Minnestrista, MN 55375.

Since August 2007, Jason R. Fink has been the Vice President of Commercial and Ag Lending for Citizen State Bank of Waverly, Minnesota.  Prior to that Mr. Fink served as the Assistant Vice President and Ag Loan Officer at Minnwest Bank of Redwood Falls, Minnesota.  Mr. Fink graduated from South Dakota State University of Brookings, South Dakota with a major in Agronomy and minors in Ag Business, Ag Marketing and Business.  Mr. Fink has served as a member of the board of governors since May 2006.  Mr. Fink will serve until our first annual meeting following substantial completion of our ethanol plant and in all cases until a successor is elected and qualified.  In October 2008, Mr. Fink resigned as the Company’s principal financial officer but will remain a member of the board of governors.

George M. Goblish, Governor, Age 39, 32866 Dayton Avenue, Vesta, Minnesota 56292.

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

Ronald E. Jorgenson, Governor, Age 48, 33689 County Road 4, Jeffers, Minnesota 56145.

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

Michael J. Landuyt, Governor, Age 33, 13526 Camp Avenue, Walnut Grove, Minnesota 56180.

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

David G. Moldan, Chairman and Governor, Age 48, 25368 County Highway 4, Lamberton, Minnesota 56152.

For the past five years, David G. Moldan has been the President and Treasurer of Moldan & Sons, Inc., a farming operation, of Lamberton, Minnesota.  Mr. Moldan attended the University of Minnesota of Waseca, Minnesota where he received his Associate’s Degree in Applied Science and Diversified Ag Production.  Mr. Moldan has served as a member of the board of governors since May 2006.  Mr. Moldan will serve until our first annual meeting following substantial completion of our ethanol plant and in all cases until a successor is elected and qualified.  In November 2008, Mr. Moldan was chosen to replace Brian Kletscher as president of the board of governors.

Warren Walter Pankonin, Secretary and Governor, Age 70, 40840 200th Street, Lamberton, Minnesota 56152.

For the past five years, Warren Walter Pankonin has owned and managed Double Diamond Ranch, Inc. and Minnesota Supreme Feeders, Inc., where he buys and sells cattle.  He also crop farms with his son, Mark.  Mr. Pankonin has served as a member of the board of governors since May 2006.  Mr. Pankonin will serve until our first annual meeting following substantial completion of our ethanol plant and in all cases until a successor is elected and qualified.  In November 2008, Mr. Pankonin was selected to serve as secretary of the board of governors.

Todd A. Reif, Governor, Age 46, 123 Savannah Heights Boulevard, Lynd, Minnesota 56157.

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

John M. Schueller, Vice President and Governor, Age 50, 29157 250th Street, Wabasso, Minnesota 56293.

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

Timothy J. Van Der Wal, Chief Financial Officer and Governor, Age 42, 13347 U.S. Highway 71, Sanborn, Minnesota 56083.

For the past five years, Timothy J. Van Der Wal has been an Ag Loan Officer at the Wanda State Bank, Wanda Minnesota.  He had worked as a Beef Enterprise Consultant for the Land O Lakes Feed Division of Arden Hills, Minnesota prior to joining the bank.  Mr. Van Der Wal has served as a member of the board of governors since May 2006.  Mr. Van Der Wal will serve until our first annual meeting following substantial completion of our ethanol plant and in all cases until a successor is elected and qualified.  In October 2008, Mr. Van Der Wal was selected to serve as the company’s chief financial officer.

Brian D. Kletscher, Chief Executive Officer, Age 47, 30427 County Highway 10, Vesta, Minnesota 56292.

For the past five years, Brian D. Kletscher has served as County Commissioner of Redwood County, Minnesota.  In addition, Mr. Kletscher owns and manages farming operations for Kletscher Farms.  Effective November 6, 2008, Mr. Kletscher resigned from the board of governors and was hired to serve as Chief Executive Officer.  Mr. Kletscher had served as a member of the board of governors since May 2006.

Code of Ethics

Our board of governors adopted a code of ethics in June 2008 that applies to our principal executive officer, Brian Kletscher and our principal financial officer, Timothy Van Der Wal.  A copy of the code of ethics has been attached to this report as an exhibit.  Additionally, any person who would like a copy of our code of ethics may contact the Company at (507) 752-6160.  Upon request we will provide copies of the code of ethics at no charge to the requestor.

Identification of Audit Committee

In June 2008, our board of governors appointed an Audit Committee consisting of George Goblish, Ron Jorgenson and Brian Kletscher.  In November 2008, Russell Derickson was appointed to the audit committee to replace Brian Kletscher who resigned as a result of his new position with the Company.  The board of governors also adopted an audit committee charter on June 26, 2008.  Any person who would like a copy of our audit committee charter may contact the Company at (507) 752-6160.  Upon request we will provide copies of the audit committee charter at no charge to the requestor.

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

ITEM 10.  EXECUTIVE COMPENSATION.

Compensation of Named Executive Officers and Governors

Brian Kletscher was hired as our Chief Executive Officer in November 2008 and served as president during the year ended October 31, 2008.  John Schueller is currently serving as our vice president. Jason Fink served as our treasurer until October 16, 2008.   Tim J. Van Der Wal served as our secretary during the year ended October 31, 2008 and is now our chief financial officer.  For the year ended October 31, 2008, we had compensation arrangements with three of our governors and officers.  Brian D. Kletscher is to receive $2,000 per month, Jason R. Fink is to receive $1,000 per month and Tim J. Van Der Wal is to receive $1,000 per month for their services as officers of Highwater Ethanol.

Summary Compensation Table.  The following table summarizes all compensation paid or payable by the Company during the last two fiscal years to our executive officers.

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation Earnings	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Brian Kletscher, Principal Executive Officer	Fiscal Year 2008	$24,000	$0	$0	$0	$0	$0	$0	$24,000
	Fiscal Year 2007	$24,000	$0	$0	$0	$0	$0	$0	$24,000
Jason Fink, Principal Financial and Accounting Officer	Fiscal Year 2008	$8,000	$0	$0	$0	$0	$0	$0	$8,000
	Fiscal Year 2007	$12,000	$0	$0	$0	$0	$0	$0	$12,000
Timothy Van Der Wal, Secretary	Fiscal Year 2008	$8,000	$0	$0	$0	$0	$0	$0	$8,000
	Fiscal Year 2007	$12,000	$0	$0	$0	$0	$0	$0	$12,000

For our fiscal year ended October 31, 2008, none of our other governors or officers received any compensation.  Our executive committee of the board of governors determines the compensation for each of our officers.  The executive committee does not operate under a charter.  The executive committee discusses compensation levels within the committee and then approaches the board of governors with its recommendation.  The board of governors then determines the compensation for governors and executive officers.  The executive committee consists of David Moldan, John Schueller, Timothy Van Der Wal and Warren Pankonin.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED MEMBER MATTERS.

Security Ownership of Certain Beneficial Owners

As of the date of this report, we have the following persons or entities known by us to be the beneficial owners of more than 5% of the outstanding units:

Title of Class	Name (1)	Amount and nature of beneficial owner	Percent of Class
Membership Unit	Indeck Renewable Energy 600 North Buffalo Grove Road Suite 300 Buffalo Grove, Illinois 60089	400 units	8.1%
Membership Unit	Highwater Investment Partner LLC Rockefeller Center 7th Floor 1230 Avenue of the Americas New York, New York 10020	250 units	5.04%

(1)  The address of the beneficial owner is deemed to be the same address indicated above.

Security Ownership of Management

As of the date of this report, our governors and officers beneficially own membership units as follows:

Title of Class	Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percent of Class
Membership Units	Monica Rose Anderson	18 units	0.36%
Membership Units	Russell J. Derickson	11 units	0.22%
Membership Units	Jason R. Fink	6 units	0.12%
Membership Units	George M. Goblish	50 units	1.01%
Membership Units	Ronald E. Jorgenson	24 units	0.48%
Membership Units	Brian D. Kletscher	17 units	0.34%
Membership Units	Michael J. Landuyt	6 units	0.12%
Membership Units	David G. Moldan	9 units	0.18%
Membership Units	Warren Walter Pankonin	165 units	3.33%
Membership Units	Todd A. Reif	12 units	0.24%
Membership Units	John M. Schueller	9 units	0.18%
Membership Units	Timothy J. Van Der Wal	3 units	0.06%
All Governors and Officers as a Group:		147 Units	6.66%

(1)  The address of the beneficial owner is deemed to be the address of the Company.

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

Legal Services

Kevin Stroup is providing legal services for the Company.  The Company has incurred approximately $122,500 for the year ended October 31, 2008 related to these services.

Design-build Services

In September 2006, the Company entered into an agreement with Fagen, Inc. to design and build the ethanol plant.  As of October 31, 2008, the Company has incurred approximately $47,747,000 for these services.

Construction Services

In December 2007, the Company entered into an agreement with Rice Lake Construction for the construction of a water treatment facility, well drilling, and installation of the fire loop.  As of October 31, 2008, the Company has incurred approximately $6,178,000 under this agreement.

Electricity Services

In June 2007, the Company entered into an agreement with Redwood Electric Cooperative, Inc. to be the exclusive provider of electricity for the plant.  As of October 31, 2008, the monthly fee of $12,000 had been suspended until operations begin.

Administration Building

In August 2008, the Company entered into an agreement with McCormick Construction Company for the construction of an administration building.  As of October 31, 2008, the Company has incurred approximately $50,000 under this Agreement.

Director Independence

Our independent governors are Monica Rose Anderson, Russell J. Derickson, George M. Goblish, Ronald E. Jorgenson, Michael J. Landuyt, David G. Moldan and Warren Walter Pankonin.  Our governors that are not independent are Brian Kletscher, John Schueller, Jason Fink, Timothy Van Der Wal and Todd A. Reif.  The determination of independence is made by reference to NASDAQ rule 4200 and 4350.  Brian Kletscher, John Schueller, Jason Fink and Timothy Van Der Wal are not considered independent in that they are serving as our executive officers. Todd Reif is not considered independent in that he is the general manager of grain and farm supply cooperative for CHS, Inc. our distillers grain marketer.  Brian Kletscher resigned from the board of governors in November 2008.  Also, Jason Fink resigned as the company’s chief financial officer in October 2008 and is now considered independent.

Audit Committee

Our board of governors appointed an audit committee consisting of George Goblish, Ron Jorgenson and Russell Derickson. The audit committee is exempt from independence listing standards because our securities are not listed on a national securities exchange or listed in an automated inter-dealer quotation system of a national securities association or to issuers of such securities.  Nevertheless, George Goblish, Russell Derickson and Ron Jorgenson are independent within the definition of independence provided by NASDAQ rules 4200 and 4350.

Executive Committee

Our board of governors appointed an executive committee consisting of David Moldan, John Schueller, Timothy Van Der Wal and Warren Pankonin.  The executive committee is exempt from independence listing standards because our securities are not listed on a national securities exchange or listed in an automated inter-dealer quotation system of a national securities association or to issuers of such securities.  Nevertheless, David Moldan and Warren Pankonin are independent within the definition of independence provided by NASDAQ rules 4200 and 4350.

Nominating Committee

All members of our board of governors serve as our nominating committee.  The same independence determination as discussed above applies to the nominating committee as well.

ITEM 13.  EXHIBITS.

The following exhibits are filed as part of, or are incorporated by reference into, this report:

Exhibit No.	Description	Method of Filing
10.1	Fifth Amendment to Lump Sum Design-Build Agreement between Highwater Ethanol, LLC and Fagen, Inc.	1

10.2	Lease Agreement dated April 1, 2008 with the City of Lamberton, MN	2

10.3	Trust Indenture dated April 1, 2008 with the City of Lamberton, MN and U.S. Bank National Association	2

10.4	Guaranty Agreement dated April 1, 2008 with U.S. Bank National Association	2

10.5	Bill of Sale dated April 25, 2008 from Highwater Ethanol, LLC to City of Lamberton, MN	2

10.6	Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Financing Statement dated April 1, 2008 with U.S. Bank National Association	2

10.7	Security Agreement dated April 1, 2008 with U.S. Bank National Association	2

10.8	Intercreditor Agreement dated April 24, 2008 with First National Bank of Omaha and U.S. Bank National Association.	2

10.9	Disbursing Agreement dated April 24, 2008 with First National Bank of Omaha, Homestead Escrow and Exchange Company and Dakota Homestead Title Insurance Company.	2

10.10	Construction Loan Agreement dated April 24, 2008 with First National Bank of Omaha.	2

10.11	Construction Loan Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Financing Statement dated April 24, 2008 with First National Bank of Omaha.	2

10.12	Security Agreement dated April 25, 2008 with First National Bank of Omaha.	2

10.13	$10,000,000 Construction Note dated April 24, 2008 with First National Bank of Omaha.	2

10.14	$2,000,000 Construction Note dated April 25, 2008 with First National Bank of Omaha.	2

10.15	$9,000,000 Construction Note dated April 25, 2008 with First National Bank of Omaha.	2

10.16	$13,646,000 Construction Note dated April 25, 2008 with First National Bank of Omaha.	2

10.17	$500,000 Construction Note dated April 25, 2008 with First National Bank of Omaha.	2

10.18	$1,000,000 Construction Note dated April 25, 2008 with First National Bank of Omaha.	2

10.19	$14,254,000 Construction Note dated April 25, 2008 with First National Bank of Omaha.	2

10.20	Promissory Note and Continuing Letter of Credit Agreement dated April 24, 2008 with First National Bank of Omaha.	2

10.21	$1,000,000 Revolving Promissory Note dated April 24, 2008 with First National Bank of Omaha.	2

10.22	$1,354,000 Revolving Promissory Note dated April 24, 2008 with First National Bank of Omaha.	2

10.23	$2,646,000 Revolving Promissory Note dated April 24, 2008 with First National Bank of Omaha.	2

10.24	Consulting Agreement dated May 27, 2008 with Granite Falls Energy, LLC.	2

10.25	Private Placement Agreement dated March 27, 2008 with City of Lamberton, MN and Northland Securities, Inc.	3

10.26	Natural Gas Service Agreement dated June 26, 2008 with CenterPoint Energy Resources Corp.+	4

10.27	General Contract dated July 30, 2008 with L.A. Colo, LLC	4

10.28	Grain Silo Support Construction Contract dated July 24, 2008 with McC, Inc.	4

14.1	Code of Ethics of Highwater Ethanol, LLC as adopted in June 2008.	*

31.1	Certificate Pursuant to 17 CFR 240.13a-14(a)	*

31.2	Certificate Pursuant to 17 CFR 240.13a-14(a)	*

32.1	Certificate Pursuant to 18 U.S.C. § 1350	*

32.2	Certificate Pursuant to 18 U.S.C. § 1350.	*

(*)	Filed herewith.

(1)	Incorporated by reference to the exhibit of the same number in Form 10-QSB filed with the Securities and Exchange Commission on March 17, 2008.

(2)	Incorporated by reference to the exhibit of the same number in Form 10-QSB filed with the Securities and Exchange Commission on June 13, 2008.

(3)	Incorporated by reference to Exhibit 99.1 on Form 8-K filed with the Securities and Exchange Commission on April 1, 2008.

(4)	Incorporated by reference to the exhibit of the same number in Form 10-QSB filed with the Securities and Exchange Commission on September 15, 2008.

(+)	Material has been omitted pursuant to a request for confidential treatment and such materials have been filed separately with the Securities and Exchange Commission.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The aggregate fees billed by the independent registered public accountants (Boulay, Heutmaker, Zibell & Co. P.L.L.P.) to the Company for the fiscal year ended October 31, 2008, and the fiscal year ended October 31, 2007 are as follows:

Category	Year	Fees
Audit Fees(1)	2008	$79,806
	2007	$52,476
Audit-Related Fees(1)	2008	$0.00
	2007	$0.00
Tax Fees	2008	$0.00
	2007	$0.00
All Other Fees	2008	$0.00
	2007	$0.00

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

HIGHWATER ETHANOL, LLC

Date:	January 29, 2009	/s/ Brian Kletscher
Brian Kletscher
Principal Executive Officer

Date:	January 29, 2009	/s/ Tim Van Der Wal
Tim Van Der Wal
Treasurer and Governor (Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: January 29, 2009	/s/ Brian Kletscher
Brian Kletscher
Principal Executive Officer

Date: January 29, 2009	/s/ David G. Moldan
David G. Moldan
President and Governor

Date: January 29, 2009	/s/ John M. Schueller
John M. Schueller
Vice President and Governor

Date: January 29, 2009	/s/Timothy J. Van Der Wal
Timothy J. Van Der Wal
Treasurer and Governor
(Principal Financial and Accounting Officer)

Date: January 29, 2009	/s/Warren Walter Pankonin
Warren Walter Pankonin
Secretary and Governor

Date: January 29, 2009	/s/ Monica Rose Anderson
Monica Rose Anderson, Governor

Date: January 29, 2009	/s/ Russell J. Derickson
Russell J. Derickson, Governor

Date: January 29, 2009	/s/ George M. Goblish
George M. Goblish, Governor

Date: January 29, 2009	/s/ Ronald E. Jorgenson
Ronald E. Jorgenson, Governor

Date: January 29, 2009	/s/ Michael J. Landuyt
Michael J. Landuyt, Governor

Date: January 29, 2009	/s/ Jason R. Fink
Jason R. Fink, Governor

Date: January 29, 2009	/s/ Todd A. Reif
Todd A. Reif, Governor