Form 10-Q
period 2009-01-31
HIGHWATER ETHANOL LLC
filed 2009-03-17
CIK 1371451

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2009

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission file number 000-53588

HIGHWATER ETHANOL, LLC

(Name of registrant as specified in its charter)

Minnesota	20-4798531
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

24500 US Highway 14, Lamberton, MN	56152
(Address of principal executive offices)	(Zip Code)

(507) 752-6160

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes   ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐  Yes                  ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of January 31, 2009 there were 4,953 membership units outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

HIGHWATER ETHANOL, LLC

(A Development Stage Company)

Condensed Balance Sheets

	January 31,	October 31,
ASSETS	2009	2008
	(unaudited)

Current Assets
Cash	$93,175	$1,355,827
Restricted cash	1,702,314	2,916,825
Restricted marketable securities	3,290,864	5,380,199
Prepaids and other	59,327	540,190
Total current assets	5,145,680	10,193,041

Property and Equipment
Land and land improvements	1,292,904	1,250,621
Construction in progress	83,311,335	62,948,311
Office equipment	49,118	19,137
Accumulated depreciation	(6,916)	(5,949)
Total property and equipment	84,646,441	64,212,120

Other Assets
Restricted cash	9,921	56,565
Restricted marketable securities	1,508,079	1,461,435
Debt issuance costs, net	1,882,082	1,874,782
Total other assets	3,400,082	3,392,782

Total Assets	$93,192,203	$77,797,943

	January 31,	October 31,
LIABILITIES AND EQUITY	2009	2008
	(unaudited)

Current Liabilities
Accounts payable	$74,438	$54,833
Accounts payable - members	1,489	7,014
Construction payable	596,308	1,620,712
Construction payable - members	9,271,988	15,143,048
Accrued expenses	297,947	669,126
Current maturities of long-term debt	2,045,163	—
Total current liabilities	12,287,333	17,494,733

Long-Term Debt	35,866,040	15,180,000

Commitments and Contingencies

Members’ Equity
Member contributions, net of costs related to capital contributions, 4,953 units outstanding at January 31, 2009 and October 31, 2008	46,653,590	46,653,590
Deficit accumulated during development stage	(1,601,964)	(1,470,276)
Accumulated other comprehensive loss	(12,796)	(60,104)
Total members’ equity	45,038,830	45,123,210

Total Liabilities and Members’ Equity	$93,192,203	$77,797,943

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC

(A Development Stage Company)

Condensed Statements of Operations

			From Inception
	Three months ended	Three months ended	(May 2, 2006)
	January 31, 2009	January 31, 2008	to January 31, 2009
	(unaudited)	(unaudited)	(unaudited)

Revenues	$—	$—	$—

Operating Expenses
Professional fees	102,690	232,310	2,144,962
General and administrative	127,518	59,349	654,711
Total operating expenses	230,208	291,659	2,799,673

Operating Loss	(230,208)	(291,659)	(2,799,673)

Other Income (Expense)
Interest income	97,920	950	1,208,705
Other income	600	—	14,546
Interest expense	—	—	(25,542)
Total other income, net	98,520	950	1,197,709

Net Loss	$(131,688)	$(290,709)	$(1,601,964)

Weighted Average Units Outstanding	4,953	386	1,762

Net Loss Per Unit	$(26.59)	$(753.13)	$(909.17)

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC

(A Development Stage Company)

Condensed Statement of Cash Flows

			From Inception
	Three months ended	Three months ended	(May 2, 2006)
	January 31, 2009	January 31, 2008	to January 31, 2009
	(unaudited)	(unaudited)	(unaudited)
Cash Flows from Operating Activities
Net loss	$(131,688)	$(290,709)	$(1,601,964)
Adjustments to reconcile net loss to net cash used in operations
Depreciation and amortization	967	869	10,768
Other	—	(384)	370
Change in assets and liabilities
Prepaids and other	480,863	2,252	(59,327)
Accounts payable, including members	(11,969)	243,872	49,878
Accrued expenses	(661,402)	4,523	7,724
Net cash used in operating activities	(323,229)	(39,577)	(1,592,551)

Cash Flows from Investing Activities
Capital expenditures	(59,215)	(21,084)	(1,286,973)
Construction in progress	(23,503,892)	—	(64,518,905)
Payments for land options	—	—	(42,000)
Net cash used in investing activities	(23,563,107)	(21,084)	(65,847,878)

Cash Flows from Financing Activities
Proceeds from note payable	—	—	1,038,939
Payments on notes payable	—	—	(1,100,000)
Release of restriced cash	—	15,333
Funds received from restricted cash	—	—	36,721
Increase in restricted cash from net interest earned	(86,137)	—	(205,741)
Member contributions	—	—	47,350,000
Forfeited investor deposits	—	—	40,000
Proceeds from long-term debt	22,731,203	—	22,731,203
Payments for deferred offering costs	—	(3,269)	(736,410)
Payments for debt issuance costs	(21,382)	—	(1,621,108)
Net cash provided by financing activities	22,623,684	12,064	67,533,604

Net Increase (Decrease) in Cash	(1,262,652)	(48,597)	93,175

Cash - Beginning of period	1,355,827	98,697	—

Cash - End of period	$93,175	$50,100	$93,175

Supplemental Cash Flow Information
Cash paid for interest expense	$—	$—	$25,542
Cash paid for interest capitalized	$864,654	$15,333	$941,549
Total	$864,654	$15,333	$967,091

Supplemental Disclosure of Noncash Financing and Investing Activities
Unrealized gains (losses) on restricted marketable securities	$47,308	$—	$12,796
Restricted cash received as part of capital lease	$—	$—	$14,876,400
Restricted cash received as part of note payable	$—	$—	$55,000
Purchase of restricted marketable securities with restricted cash	$—	$—	$6,903,362
Redemption of restricted marketable securities - restricted cash	$2,089,999	$—	$2,089,999
Construction in progress included in construction payable	$9,868,296	$1,191,303	$9,868,296
Capital expenditures included in accounts payable	$13,049	$—	$13,049
Deferred offering costs included in accounts payable	$—	$2,624	$—
Construction in progress paid from restricted cash	$2,663,111	$—	$7,801,896
Interest payment made from restricted cash	$774,180	$—	$774,180
Accrued interest capitalized in construction in progress	$290,223	$—	$290,223
Loan costs capitalized with construction in progress	$27,082	$1,528	$57,835
Debt issuance costs financed through capital lease	$—	$—	$303,600
Debt issuance costs financed with note payable	$—	$—	$6,061
Debt issuance costs included in accounts payable	$13,000	$—	$13,000
Costs of raising capital offset against equity raised	$—	$—	$736,410
Land options exercised for land purchase	$—	$—	$42,000

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC

(A Development Stage Company)

Notes to Unaudited Condensed Financial Statements

January 31, 2009

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations.  These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company’s audited financial statements for the year ended October 31, 2008, contained in the Company’s Form 10-KSB.

In the opinion of management, the interim condensed financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for fair presentation of the Company’s financial position as of January 31, 2009 and the results of operations and cash flows for all periods present.

Nature of Business

Highwater Ethanol, LLC, (a Minnesota Limited Liability Company) was organized with the intentions of developing, owning and operating a 50 million gallon dry mill corn-processing ethanol plant near Lamberton, Minnesota. The Company was formed on May 2, 2006 to have a perpetual life. As of January 31, 2009, the Company is in the development stage with its efforts being principally devoted to organizational activities and construction of the plant.  The Company anticipates completion of the plant in May 2009.

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

The Company capitalizes construction costs and construction period interest as construction in progress until the assets are placed in service.  As of January 31, 2009, the Company had construction in progress of approximately $83,311,000, which includes approximately $1,290,000 of capitalized interest, including amounts accrued, and approximately $123,000 of insurance costs.  As of January 31, 2008, the Company had construction in progress of approximately $1,235,000, which included approximately $43,000 of capitalized interest, including amounts accrued.

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

January 31, 2009

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

3.  FAIR VALUE MEASUREMENTS

Effective November 1, 2008, the Company adopted Statement of Financial Accounting Standard No. 157, Fair Value Measurements (SFAS 157), as it applies to the Company’s financial instruments, and Statement of Financial Accounting Standard No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (SFAS 159).  SFAS 157 defines fair value, outlines a framework for measuring fair value, and details the required disclosures about fair value measurements.  SFAS 159 permits companies to irrevocably choose to measure certain financial instruments and other items at fair value.  SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparison between entities that choose different measurement attributes for similar types of assets and liabilities.

Under SFAS 157, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in the principal or most advantageous market.  SFAS 157 establishes a hierarchy in determining the fair value of an asset or liability.  The fair value hierarchy has three levels of inputs, both observable and unobservable.  SFAS 157 requires the utilization of the lowest possible level of input to determine fair value.  Level 1, inputs include quoted market prices in an active market for identical assets or liabilities.  Level 2 inputs are market data, other than Level 1, that are observable either directly or indirectly.  Level 2 inputs include quoted market prices for similar assets or liabilities, quoted market prices in an inactive market, and other observable information that can be corroborated by market data.  Level 3 inputs are unobservable and corroborated by little or no market data.

Except for those assets and liabilities which are required by authoritative accounting guidance to be recorded at fair value in our balance sheets, the Company has elected not to record any other assets or liabilities at fair value, as permitted by SFAS 159.  No events occurred during the quarter ended January 31, 2009 that would require adjustment to the recognized balances of assets or liabilities which are recorded at fair value on a nonrecurring basis.

HIGHWATER ETHANOL, LLC

(A Development Stage Company)

Notes to Unaudited Condensed Financial Statements

January 31, 2009

The following table provides information on those assets measured at fair value on a recurring basis.

	Fair Value as of	Fair Value Measurement Using
	January 31, 2009	Level 1	Level 2	Level 3
Restricted cash — current	$1,702,314	$1,702,314	$—	$—
Restricted cash — long-term	$9,921	$9,921	$—	$—
Restricted marketable securities — current	$3,290,864	$3,290,864	$—	$—
Restricted marketable securities — long-term	$1,508,079	$1,508,079	$—	$—

The fair value of the restricted cash, which consists of money market accounts, and restricted marketable securities, which consists of debt securities, are based on quoted market prices in an active market.

4.  RESTRICTED MARKETABLE SECURITIES

The cost and fair value of the Company’s restricted marketable securities consist of the following at January 31, 2009:

	Amortized Cost	Gross Unrealized Losses	Fair Value

Restricted marketable securities - Current
Municipal obligations	$430,211	$(3,740)	$426,471
U.S. treasury government obligations	639,791	(10,440)	629,351
Corporate obligations	2,232,620	2,422	2,235,042
Total restricted marketable securities	3,302,622	(11,758)	3,290,864

Restricted marketable securities — long-term

Municipal obligations	1,509,117	(1,038)	1,508,079

Total restricted marketable securities	$4,811,739	$(12,796)	$4,798,943

The long-term restricted marketable securities relate to the debt service reserve fund noted in Note 6.

Shown below are the contractual maturities of marketable securities with fixed maturities at January 31, 2009.  Actual maturities may differ from contractual maturities because certain securities may contain early call or prepayment rights.

Due within 1 year	$3,290,864
Due in 1 to 3 years	—
Due in 3 to 5 years	1,277,334
Due in more than 5 years	230,745
Total	$4,798,943

5.  RELATED PARTY TRANSACTIONS

A member is providing legal services to the Company.  The Company has incurred approximately $16,500 and $22,000 for the three months ended January 31, 2009 and 2008, respectively, related to these services.

In September 2006, the Company entered into an agreement with a general contractor, a member, to design and build the ethanol plant.  As of January 31, 2009, the Company has incurred approximately $60,446,000 for these services.

HIGHWATER ETHANOL, LLC

(A Development Stage Company)

Notes to Unaudited Condensed Financial Statements

January 31, 2009

In December 2007, the Company entered into an agreement with a related party through common ownership for the construction of a water treatment facility, well drilling, and installation of the fire loop.  As of January 31, 2009, the Company has incurred approximately $11,929,000 under this agreement.

In June 2007, the Company entered into an agreement with a related party to be the exclusive provider of electricity for the plant.  As of January 31, 2009, the monthly fee of approximately $12,000 had been suspended until operations begin.

In August 2008, the Company entered into an agreement with a related party through common ownership for the construction of an administration building.  As of January 31, 2009, the Company has incurred approximately $271,000.

6.  DEBT FINANCING

Bank Financing

In April 2008, the Company entered into a credit agreement with a financial institution for the purpose of funding a portion of the cost of the ethanol plant.  Under the credit agreement, the lender will provide a construction loan of $50,400,000, a construction revolving loan for $5,000,000 and will support the issuance of letters of credit up to $5,600,000, all of which are secured by substantially all assets.  At January 31, 2009, the Company had issued $4,700,000 in letters of credit.  The Company will make monthly interest payments for all amounts owed during the construction phase at the greater of LIBOR plus 350 basis points or 4%, currently 4%. As of January 31, 2009, the Company has drawn approximately $22,731,000 on this financing.

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

The amount available on the long-term revolving note will decline annually by the greater of $125,000 or 50% of the excess cash flow, as defined by the agreement.  The long-term revolving note will accrue interest monthly at the greater of the one-month LIBOR plus 350 basis points, or 4% until maturity, five years following the construction loan termination date.

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

January 31, 2009

subject to various financial and non-financial covenants that limit distributions and debt and require minimum debt service coverage, net worth, and working capital requirements.

As of January 31, 2009, the Company has letters of credit outstanding of $4,700,000 as mentioned previously.  The Company pays interest at a rate of 3% on amounts outstanding and the letters of credit are valid until July 2009. One of the letters of credit will automatically renew for an additional one year period in the amount of $4,000,000.

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

The estimated maturities of the long-term debt at January 31, 2009 are as follows:

2010	$2,045,163
2011	3,697,912
2012	3,977,436
2013	4,281,550
2014	4,603,119
After 2014	19,306,023

Long-term debt	$37,911,203

HIGHWATER ETHANOL, LLC

(A Development Stage Company)

Notes to Unaudited Condensed Financial Statements

January 31, 2009

Future minimum lease payments under the capital lease are as follows at January 31, 2009:

2010	$1,290,300
2011	1,290,300
2012	1,290,300
2013	1,290,300
2014	1,290,300
After 2014	22,610,700
Total	29,062,200
Less amount representing interest	13,882,200
Present value of minimum lease payments	15,180,000
Less current maturities	—
Total	$15,180,000

7.  COMMITMENTS AND CONTINGENCIES

Construction Contracts

The total cost of the project, including the construction of the ethanol plant and start-up expenses, is expected to approximate $113,580,000.  The Company signed an agreement in September 2006 with a general contractor, a related party, to design and build the ethanol plant at a total contract price with change orders, to approximately $69,964,000. As of January 31, 2009, the Company has incurred approximately $60,446,000 for these services.

Site Improvement Contracts

In November 2007, the Company entered into an agreement with an unrelated party for dirt work related to the construction of the plant for an amount of approximately $1,761,000.  As of January 31, 2009, the Company has approved change orders totaling approximately $395,000.  The Company shall pay a monthly fee of 90% of the value based on the amount of work completed, with the remaining 10% held as retainage.  As of January 31, 2009, the Company has incurred approximately $2,113,000 under this agreement.

In August 2008, the Company entered into an additional contract with the same party for rail system drainage for an amount of approximately $1,214,000.  The Company shall pay a monthly fee of 90% of the value based on the amount of work completed, with the remaining 10% held as retainage.  As of January 31, 2009, the Company has incurred approximately $1,190,000 under this agreement.

In December 2007, the Company entered into an agreement with a related party for construction of a water treatment facility, well drilling, and installation of the fire loop for approximately $15,995,000.  The Company shall make monthly payments based on the amount of work completed, with 5% retainage held on the last two payments.  As of January 31, 2009, the Company has incurred approximately $11,930,000 under this agreement.

In July 2008, the Company entered into an agreement with an unrelated party for rail work for approximately $4,361,000.  The Company shall pay a monthly fee of 90% of the value based on the amount of work completed, with the remaining 10% held as retainage.  The contractor began work on August 15, 2008.  Originally, the contractor was required to complete the project by January 15, 2009 or pay the Company $750 for damages each day that work extended beyond January 15, 2009.  Due to other construction delays, the rail work has not been completed and no damages have been assessed.  As of January 31, 2009, the Company has incurred approximately $4,117,000 under this agreement.

In July 2008, the Company entered into an agreement with an unrelated party for the installation of piling for support of grain silos for approximately $428,000.  As of January 31, 2009, the Company has incurred approximately $424,000 under this contract.

HIGHWATER ETHANOL, LLC

(A Development Stage Company)

Notes to Unaudited Condensed Financial Statements

January 31, 2009

In August 2008, the Company entered into an agreement with a related party for the construction of an administration building for approximately $278,000.  The Company shall pay a monthly fee of 90% of the value based on the amount of work completed, with the remaining 10% held as retainage.  As of January 31, 2009, the Company has incurred approximately $271,000.

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

In May 2008, the Company entered into an agreement with an unrelated party to provide construction management services.  The agreement will remain in effect until terminated.  The fees for these services are $10,250 per month plus expense reimbursement.  As of January 31, 2009, the Company has incurred approximately $100,000 under this agreement.

In June 2008, the Company entered into an agreement with an unrelated party for construction of a natural gas pipeline, which is expected to be in April 2009, and to be the exclusive provider of natural gas for the plant. The agreement commences upon completion of the pipeline and will remain in effect for ten years.  The rates for these services will be based on the agreed upon minimum usage at rates listed in the agreement.  The estimated construction cost of the pipeline is $4,000,000.  The agreement requires a cash deposit or letter of credit of $4,000,000 plus three months of capacity payments payable in installments determined by the unrelated party before construction begins.  The agreement also required the Company to provide a security deposit of $500,000, which was to be returned to the Company over the term of the agreement. The Company made the security deposit payment of $500,000 in June 2008, and secured a $4,000,000 letter of credit in July 2008. The security deposit of $500,000 was released to the Company in January 2009.

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

January 31, 2009

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations..

We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition for the three month period ended January 31, 2009, compared to the same period of the prior fiscal year.  This discussion should be read in conjunction with the condensed financial statements and notes and the information contained in the Company’s Annual Report on Form 10-KSB for the fiscal year ended October 31, 2008

Cautionary Statements Regarding Forward-Looking Statements

This report contains forward-looking statements that involve known and unknown risks and relate to future events, our future performance and our expected future operations and actions.  In some cases you can identify forward-looking statements by the use of words such as “will,” “may,” “should,” “anticipate,” “believe,” “expect,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions.  These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties.  Many factors could cause actual results to differ materially from those projected in forward-looking statements.  While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include, but are not limited to:

•                  Changes in our business strategy, capital improvements or development plans;

•                  Volatility of corn, natural gas, ethanol, unleaded gasoline, distillers grain and other commodities prices;

•                  Limitations and restrictions contained in the instruments and agreements governing our indebtedness;

•                  Our ability to generate sufficient liquidity to fund our operations, debt service requirements and capital expenditures;

•                  The results of our hedging transactions and other risk management strategies;

•                  Our anticipated inelastic demand for corn, as it is the only available feedstock for our plant;

•                  Changes in the environmental regulations or in our ability to comply with the environmental regulations that apply to our plant site and our operations;

•                  The effects of mergers, consolidations or contractions in the ethanol industry;

•                  Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries;

•                  Changes in the availability of credit to support the level of liquidity necessary to implement our risk management activities;

•                  Changes in or elimination of federal and/or state laws (including the elimination of any federal and/or state ethanol tax incentives);

•                  Ethanol supply exceeding demand; and corresponding ethanol price reductions;

•                  Difficulties or disruptions we may encounter once we become operational;

•                  Changes and advances in ethanol production technology that may make it more difficult for us to compete with other ethanol plants utilizing such technology;

•                  Our ability to retain key employees and maintain labor relations;

•                  The development of infrastructure related to the sale and distribution of ethanol;

•                  Changes in our ability to obtain additional debt financing, if we so require; and

•                  Competition in the ethanol industry and from other alternative fuel additives.

The cautionary statements referred to in this section also should be considered in connection with any subsequent written or oral forward-looking statements that may be issued by us or persons acting on our behalf.  We are not under any duty to update the forward-looking statements contained in this report.  Furthermore, we cannot guarantee future results, levels of activity, performance or achievements.  We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report.  You should read this report and the documents that we reference in this report and have filed as exhibits completely and with the understanding that our actual future results may be materially different from what we currently expect.  We qualify all of our forward-looking statements by these cautionary statements.

Available Information

Our website address is www.highwaterethanol.com.  Our annual report on Form 10-KSB, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”), are available, free of charge, on our website at www.highwaterethanol.com under the link “Invest,” as soon as reasonably practicable after we electronically file such materials with, or furnish such materials to, the Securities and Exchange Commission. The contents of our website are not incorporated by reference in this Quarterly Report on Form 10-Q.

Overview

Highwater Ethanol, LLC (“we,” “our,” “Highwater” or the “Company”) is a development-stage Minnesota limited liability company organized on May 2, 2006, for the purpose of developing, constructing, owning and operating a 50 million gallon per year ethanol plant near Lamberton, Minnesota.  We have not yet engaged in the production of ethanol or distillers grains.  Based upon engineering specifications from our design-builder, Fagen, Inc., we expect the ethanol plant, once built, will process approximately 18.5 million bushels of corn per year into 50 million gallons of denatured fuel grade ethanol and 160,000 tons of dried distillers grains with solubles.  Plant construction is progressing on schedule.  We anticipate that our plant will be operational in May 2009.

We anticipate the total project costs to be approximately $113,580,000 which includes construction of our ethanol plant and start-up of operations.  We are financing the construction and start-up of the ethanol plant with a combination of equity and debt.

Since we have not yet become operational, we do not have comparable income, production or sales data.

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

We filed a registration statement on Form SB-2 with the Securities and Exchange Commission (“SEC”) which became effective on April 5, 2007.  We closed the offering on April 5, 2008 having raised proceeds of approximately $45,670,000, which were transferred to our account at First National Bank of Omaha.  We then issued 4,567 registered units to our members which supplemented the 386 units issued in our private placement offerings to our founders and our seed capital investors.  In addition, we received $40,000 of investor deposits that were forfeited and are included with our offering proceeds.

On April 24, 2008, we entered into a Construction Loan Agreement (the “Agreement”) with First National Bank of Omaha of Omaha, Nebraska (“FNBO”) for the purpose of funding a portion of the cost of the ethanol plant.  Under the Agreement, FNBO has agreed to loan us up to $61,000,000, consisting of a $50,400,000 Construction Loan, together with a $5,000,000 Revolving Loan, and $5,600,000 to support the issuance of letters of credit by FNBO.  As of January 31, 2009, the Company has drawn approximately $22,731,000 on this financing.  We have issued letters of credit to Redwood Electric Cooperative, Inc. and Northern Natural Gas Company for the amount of $700,000 and $4,000,000 respectively.  The details of the letters of credit are described below in Plant Construction and Start-Up of Plant Operations.

During the construction period, interest on the Construction Loan will be payable on a monthly basis on the outstanding principal amount at a variable rate equal to the one month LIBOR Rate, in effect from time to time, plus

350 basis points prior to maturity.  Upon completion of construction, the Construction Loan will be converted into a fixed rate note for the maximum amount of $25,200,000, a variable rate note for the maximum amount of $20,200,000 and a long term revolving note for the maximum amount of $5,000,000.

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

Also on April 24, 2008, we entered into certain financing and credit arrangements with U.S. Bank National Association, as trustee (the “Trustee”) and the City of Lamberton, Minnesota (the “City”) in order to secure the proceeds from the sale of the solid waste facilities revenue bonds, Series 2008A (the “Bonds”) issued by the City in the aggregate principal amount of $15,180,000 pursuant to a trust indenture between the City and the Trustee (“Trust Indenture”).  The City has undertaken the issuance of the Bonds to finance the acquisition and installation of certain solid waste facilities in connection with our ethanol plant to be located near Lamberton, Minnesota.  Highwater received proceeds of approximately $14,876,000, after financing costs of approximately $304,000.  The remaining proceeds are held as restricted cash or marketable securities based on anticipated use and are split between a project fund of approximately $11,564,000, a capitalized interest fund of approximately $1,794,000, and a debt service reserve fund of approximately $1,518,000.  The Bonds mature on December 1, 2022 and bear interest at a rate of 8.5%.  Under this equipment lease agreement with the City, we started making payments on November 25, 2008 at an implicit interest rate of 8.5%.  Pursuant to the lease agreement we paid $775,000 in interest in December 2008.

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

We entered into a design-build contract with Fagen, Inc. for the design and construction of our ethanol plant for a total price of $69,964,000, which includes change orders and an adjustment based on the Construction Cost Index at the time we issued our notice to proceed.  If Fagen, Inc. is required to employ union labor, excluding union labor for the grain system and energy center, the contract price will be increased to include any increased costs associated with the use of union labor.  We paid a mobilization fee of $5,000,000 to Fagen, Inc. when we issued our notice to proceed with construction in April 2008 pursuant to the terms of the design-build contract.  As of January 31, 2009, we have incurred approximately $60,446,000 for these services.

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

On November 28, 2007 we executed a Phase 1 Mass Grading and Drainage Agreement with R and G Construction Co. for certain improvements to the project site which involves mass grading and drainage activities. We agreed to pay a monthly fee of 90% of the value based on the amount of work completed with the remaining 10% held as retainage.  As of January 31, 2009, we incurred approximately $2,113,000 for R and G’s services under this agreement.  In August 2008, we entered into an additional contract with R and G for rail system drainage for an amount of approximately $1,214,000.  We agreed to pay a monthly fee of 90% of the value based on the amount of work completed, with the remaining 10% held as retainage.  As of January 31, 2009, we had incurred approximately $1,190,000 in costs under these agreements.  The work under both of these agreements has been completed.

In December 2007, we entered into an agreement with Rice Lake Construction, a related party, for construction of a water treatment facility, well drilling and installation of the fire loop for approximately $15,995,000.  We agreed to make monthly payments based on the amount of work completed, with 5% retainage held on the last two payments.  As of January 31, 2009, we had incurred approximately $11,930,000 in costs under this agreement.

In July 2008, we entered into an agreement with L.A. Colo., LLC for rail work in the amount of approximately $4,361,000.  We agreed to pay a monthly fee of 90% of the value on the amount of work completed with the remaining 10% held as retainage.  The project is scheduled to be completed in April 2009 as we have approximately 200 feet left to be installed.  Originally, work was to be completed by January 15, 2009 or L.A. Colo would be required to pay the Company $750 in damages for each day that work was extended beyond January 15, 2009.  As of January 31, 2009, we had incurred approximately $4,117,000 in costs under this agreement.

Also, in July 2008, we entered into an agreement with McCormick Construction Company for the installation of auger cast pilings for support of grain silos for approximately $428,000.  We paid a 10% down payment of approximately $43,000 upon execution of the documents, and made monthly progress payments during the construction.  As of January 31, 2009, we had incurred approximately $424,000 in costs under this agreement. Construction under this agreement has been completed.

In August 2008, we entered into an agreement with Lamberton Construction, a related party, for the construction of an administration building for approximately $278,000.  Pursuant to the terms of the agreement we are paying a monthly fee of 90% of the value based on the amount of work completed, with the remaining 10% held as retainage.  As of January 31, 2009, we had incurred approximately $271,000 in costs under this agreement.

Plant construction is progressing on schedule.  We commenced site work at the plant in November 2007.  We provided Fagen, Inc. with notice to proceed with construction, which was executed on April 7, 2008.  Status to date on the construction is as follows:

•                  Administration Building—Construction of the administration building is approximately 95% complete with the building interior completed.  The Highwater staff is now occupying the building.  The exterior walls still need siding and depending on the weather, we expect to complete the siding in mid-April 2009.

•                  Distillers Dried Grains (“DDG”) Storage Building—The construction of the distillers dried grain storage building is complete.  This building is transitioning from a construction materials storage facility, to the production storage of DDGS with drags and conveyors currently being installed.

•                  Process Building Area—Process piping, insulating the pipes and tanks, installation of pumps, and the electrical hookup of the pumps is approximately 90% complete.  The Control Room and Laboratory areas of this building are nearly completed with cabinets and countertops currently being installed.  Most of the electrical equipment in this building has been connected and tested for correct rotation.

•                  Energy Center—All centrifuges, dryers, dust collectors, conveyors, screws and ductwork are in place and insulation of this equipment has been completed.  The thermal oxidizer components, including the air to air exchanger, have been installed.  Arrival of the boiler package has been delayed due to transportation logistics from the manufacturer and is now scheduled to arrive on the Highwater Ethanol site by mid to late March 2009.

•                  Cooling Tower/Water Treatment—Cooling tower construction and all auxiliary pumps and cooling line headers have been completed.  The Cold Lime Softening water treatment building roof, floors, permanent egress and roll up doors have been installed.  Electrical switch gear for the water treatment equipment is installed and currently being connected to the equipment.  All interior tanks and water treatment equipment has been installed and approximately 70% of the pipe connections have been made to this equipment.  The process water and fire water storage tank is finished and is ready for the hydrotest.  We expect the water treatment building to be completed in March 2009.  Additionally, we anticipate that we will begin hydrotesting and debugging of the process providing treated water to the rest of the plant by mid to late April 2009.

•                  Tank Farm—All tank farm storage vessels are built, painted and rigged with floating roofs.  All pumps have been set, pipe racks installed and most pipeline in place and currently being connected to the pumps and tanks.

•                  Grain Receiving Area—The concrete grain storage silos were poured in October.  The grain receiving building basement is complete with equipment, including the rail scale. The concrete main floor has been poured and we expect that we will be ready for structural steel framework of the building by mid to late March 2009.  The corn legs are currently being attached to the silos.  Hammermills, scalper bins, corn, flour and DDG baghouses, drags and conveyors are currently being installed.

Infrastructure Status:

•                  Natural Gas—Natural gas is live to the main gas regulator.  The gas regulator manifolds for the energy center and loadout flare have been attached to the main feed lines.

•                  Rail Siding and Spurs—Rail siding and spurs are approximately 98% complete and we are just waiting for the completion of the grain receiving building in order to finish the rail.  Rail inspection of the siding and spurs is expected to be completed by mid March 2009.

•                  Electrical Substation—The permanent electrical power distribution network has been installed on the site and is now supplying electrical power to the entire Highwater Ethanol site.

•                  Phase 1—All dirt work associated with the phase 1 portion of construction was substantially complete by mid-November 2008.  The installation of approximately 100 feet of drain culvert, grass seeding and the final grading of site roads is all that remains and we expect this to be completed by late April or early May 2009 .

•                  Phase 2—All off-site and on-site process water supply pipelines, the entire fire loop system, the on-site sanitary sewer and potable water supply lines are complete.  We anticipate the primary production well pumps and pitless adapters will be completed by mid-March 2009, with one production pump already installed and ready to use for hydrotesting.

We estimate that we will need approximately $69,964,000 to construct the plant and a total of approximately $43,616,000 to cover all other expenditures necessary to complete the project, commence plant operations and produce revenue.

Marketing and Grain Procurement Agreements

                                                We have entered into an ethanol marketing agreement with Renewable Products Marketing Group, LLC (“RPMG”) pursuant to which RPMG will be our exclusive ethanol marketer.  RPMG will use its best efforts to market and obtain the best price for the ethanol we expect to produce in exchange for a percentage of the price we receive for each gallon of ethanol sold.  The initial term of the RPMG agreement is for 24 months commencing in the month when we commence production of ethanol and shall be automatically extended for 12 months unless either party gives the other prior written notice.  The RPMG agreement can be terminated for any uncured breach of the terms of the agreement.  In the event the agreement is not renewed, Highwater would assume certain rail car leases currently controlled by RPMG.

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

Other Consultants

Agreement for Electric Service

On June 28, 2007 we entered into an Agreement for Electric Service with Redwood Electric Cooperative, Inc., a related party, for the sale and delivery of electric power and energy necessary to operate our ethanol plant.  In exchange for its services, we agreed to pay Redwood Electric Cooperative, Inc. a monthly facilities charge of approximately $12,000 plus the Cooperative’s standard electrical rates.  In June 2008, there was a verbal agreement to suspend the $12,000 monthly fee until operations commence.  Pursuant to the agreement the contract rate will be guaranteed for up to five years. Upon execution of the agreement, we became a member of the Cooperative and are bound by its articles of incorporation and bylaws. This agreement will remain in effect for ten years following the initial billing period.  In the event we wish to continue receiving electrical service from the Cooperative beyond the ten year period, we will need to enter into a new agreement with the Cooperative at least one year prior to the expiration of the initial ten year period.  If the agreement is terminated by either party for any reason prior to the expiration of the initial ten year period, we will be required to pay for the entire amount of the facility charge for the remainder of the initial ten year period.  Also, pursuant to this agreement, Highwater provided the Cooperative with a Letter of Credit in the amount of $700,000 at the expense of Highwater for the entire period of construction and continuing for a period of one year of commercial operation.  The Cooperative agrees to release the Letter of Credit requirement after one full year of commercial operation upon a showing by Highwater that it is solvent.  In the event that Highwater is not solvent after one year of commercial operation, the Letter of Credit will remain in effect; provided, however, the Cooperative agrees to review Highwater’s financial situation after each subsequent one year period has passed and if Highwater establishes that it is solvent at any of those review dates, the letter of credit will be released.

Energy Management Agreement

We entered into an energy management agreement with U.S. Energy Services, Inc. pursuant to which U.S. Energy provided us with necessary natural gas management services. Some of their services included an economic comparison of distribution service options, negotiation and minimization of interconnect costs, submission of the necessary pipeline “tap” request, supplying the plant with and negotiating the procurement of natural gas, development and implementation of a price risk management plan targeted at mitigating natural gas price volatility and maintaining profitability, and provided consolidated monthly invoices that reflect all natural gas costs.  In addition, U.S. Energy will continue to be responsible for reviewing and reconciling all invoices. In exchange for these services, we will pay U.S. Energy a monthly retainer fee of $3,050 for an initial contract term of 12 months.  If we decide to utilize U.S. Energy’s hedging service we will have to pay an additional $.01 per MMBTu administrative fee for physical or financial natural gas hedging.  Additional fees may apply for additional services and for time and travel.

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

Natural Gas Service Agreement

On July 1, 2008, we entered into a natural gas service agreement with CenterPoint Energy Resources Corp., d.b.a. CenterPoint Energy Minnesota Gas (“CenterPoint Energy”).  CenterPoint Energy has constructed a pipeline from the Northern Natural Gas Company (“Northern”) Town Border Station for Highwater (Highwater TBS”) terminating at Highwater’s selected location.  Construction shall be completed by the later of April 1, 2009 or within 15 days of Northern’s completion of the Highwater TBS.  Additionally, Highwater agrees to purchase all of its natural gas requirements from CenterPoint Energy’s pipeline.  This Agreement will continue until October 31, 2019.  Also, pursuant to this agreement, Highwater has provided Northern with a letter of credit for $4,000,000.  Northern may draw on the letter of credit only if (1) Highwater is in default of its obligations under this agreement and all applicable notice and cure periods have expired or (2) Northern’s contractual obligations with Highwater extend beyond the expiration date of the Letter of Credit and either Highwater or the Issuing Bank has provided notice to Northern that the Letter of Credit will not be extended beyond its currently effective expiration period.  Pursuant to the terms of the agreement we provided a security deposit of $500,000, which was returned to the Company with the release of the capacity agreement in January 2009.

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

Employees

We currently have a Risk/Commodity Manager, Maintenance Technician, Maintenance Manager, Operations Manager, a Plant Manager, a General Manager/Chief Executive Officer, a Controller/Chief Financial Officer and two part-time clerical employees.  Prior to completion of the plant construction and commencement of operations, we intend to hire approximately 32 full-time employees. Approximately six of our employees will be involved primarily in management and administration and the remainder will be involved primarily in plant operations. Our executive officers are Brian D. Kletscher, Chief Executive Officer and Mark Peterson, Chief Financial Officer.

In November 2008, we appointed Brian Kletscher to serve as the General Manager/Chief Executive Officer of our plant.  For all services rendered by Mr. Kletscher, we have agreed to pay him an annual base salary of $101,000.  In addition, to his base salary, Mr. Kletscher may be eligible for an incentive performance bonus during the term of his employment as determined by our board of directors in its sole discretion.

On February 19, 2009, Mark Peterson began his employment with Highwater Ethanol as our Chief Financial Officer (CFO).  We agreed to pay Mr. Peterson a base salary of $100,000 per year in exchange for his services as CFO.

In addition, we agree to pay Mr. Peterson $500 per month for travel expenses for the first two months of his employment.  Mr. Peterson may also be eligible for an incentive performance bonus during the term of his employment as determined by the board of directors in its sole discretion.

David Moldan is currently serving as our board chairman and currently receives compensation in the amount of $1,250 per month for his services as an officer.  Additionally, Tim VanDerWal serves as our board treasurer and receives compensation in the amount of $750 per month for his service as an officer.

The following table represents some of the anticipated positions within the plant and the minimum number of individuals we expect will be full-time personnel:

# Full-Time
Position	Personnel
General Manager/Chief Executive Officer	1
Plant Manager	1
Risk/Commodity Manager	1
Controller/Chief Financial Officer	1
Operations Manager	1
Lab Manager	1
Lab Technician	1
Secretary/Clerical	2
Office Manager	1
Shift Supervisor	4
Maintenance Technician	2
Maintenance Manager	1
Water Plant Operator	1
Grain and Rail Attendants	4
Electrician	1
Plant Operators	12
TOTAL	32

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

Liquidity and Capital Resources

Estimated Sources of Funds

The following schedule sets forth estimated sources of funds to build our ethanol plant near Lamberton, Minnesota.

Sources of Funds (1)	Amount	Percent
Offering Proceeds (2)	$45,710,000	40.24%
Seed Capital Proceeds (3)	$1,680,000	1.48%
Senior and Subordinated Debt Financing (4)	$51,314,000	45.18%
Bond Financing (5)	$14,876,000	13.10%
Total Sources of Funds	$113,580,000	100.00%

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

(4)                                                    We have a definitive loan agreement with FNBO for debt financing in the amount up to $61,000,000, consisting of up to $50,400,000 for a Construction Loan, together with up to $5,000,000 Revolving Loan and up to $5,600,000 to support the issuance of letters of credit by FNBO.  As of January 31, 2009, we have drawn approximately $22,731,000 of this financing.  Additionally, we have issued letters of credit to Redwood Electric Cooperative, Inc. and Northern Natural Gas Company for the amount of $700,000 and $4,000,000 respectfully.  The details of the letters of credit are described above in Plant Construction and Start-Up of Plant Operations.

(5)                                                    We have entered into a long term lease agreement with the City of Lamberton, Minnesota in order to finance equipment for the plant.  The City financed the purchase of equipment through Solid Waste Facilities Revenue Bonds Series 2008A totaling $15,180,000.  We received proceeds of approximately $14,876,000, after financing costs of approximately $304,000.  The remaining proceeds are held as restricted cash and marketable securities based on anticipated use and are split between a project fund of approximately $11,564,000, a capitalized interest fund of approximately $1,831,000, and a debt service reserve fund of approximately $1,518,000.

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

Estimate of Costs as of the Date of this Report.

Use of Proceeds	Amount	Percent of Total

Plant construction	$69,964,000	61.60%
Land cost	1,098,000	0.97%
Site development costs	13,647,300	12.02%
Construction contingency	986,000	0.87%
Construction performance bond	350,000	0.31%
Construction insurance costs	160,000	0.14%
Administrative building	300,000	0.26%
Office equipment	44,500	0.04%

Computers, Software, Network	193,000	0.17%
Railroad	5,879,615	5.18%
Rolling stock	560,000	0.49%
Fire Protection and water supply	6,005,835	5.29%
Construction Manager Fees	100,000	0.09%
Capitalized interest	1,818,000	1.60%
Start up costs:
Financing costs	1,981,000	1.74%
Cost of Raising Capital	736,000	0.65%
Organization costs	935,000	0.82%
Pre-production period costs	1,170,750	1.03%
Debt Service Reserve	1,501,000	1.32%
Working capital	2,000,000	1.76%
Inventory - corn	1,375,000	1.21%
Inventory - chemicals and ingredients	600,000	0.53%
Inventory - Ethanol	1,500,000	1.32%
Inventory - DDGS	500,000	0.44%
Spare parts - process equipment	175,000	0.15%
Total	$113,580,000	100.00%

We expect the total funding required for the plant to be approximately $113,580,000, which includes $69,964,000 to build the plant and approximately $43,616,000 for other project development costs including land, site development, utilities, start-up costs, capitalized fees and interest, inventories and working capital.  In addition, our use of proceeds budget was previously increased due to increases in the budgeted amounts for the CCI contingency, site development costs, construction performance bond, railroad costs, fire protection and water supply, and financing costs.  Our use of proceeds is measured from date of inception and we have already incurred some of the related expenditures.

Quarterly Financial Results

As of January 31, 2009, we had cash of approximately $93,000 and total assets of approximately $93,192,000, which includes approximately $83,311,000 in construction in progress and approximately $4,799,000 in restricted marketable securities.   As of January 31, 2009, we had current liabilities of approximately $12,287,000 consisting primarily of accrued expenses in the amount of approximately $298,000, construction payable in the amount of $9,868,000, and current maturities of long-term debt of approximately $2,045,000.  In addition, we have incurred long-term debt of approximately $35,866,000.  Total members’ equity as of January 31, 2009, was approximately $45,039,000.  Since inception, we have generated no revenue from operations, and inception through January 31, 2009, have accumulated net losses of approximately $1,602,000 and accumulated other comprehensive loss of approximately $13,000.

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

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable.  Impairment testing for assets requires various estimates and assumptions, including an allocation of cash flows to those assets and, if required, an estimate of the fair value of those assets.  Our estimates are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable. These valuations require the use of management’s assumptions, which do not reflect unanticipated events and circumstances that may occur.  Given the significant assumptions required and the possibility that actual conditions will differ, we consider the assessment of the useful lives of property and equipment to be a critical accounting estimate.

Trends and Uncertainties Impacting the Ethanol Industry and Our Company

We are subject to industry-wide factors, trends and uncertainties that affect our future operating and financial performance. These factors include, but are not limited to, the available supply and cost of corn from which our ethanol and distillers grains will be processed; the cost of natural gas, which we will use in the production process; new technology developments in the industry; dependence on our ethanol marketer and distillers grains marketer to market and distribute our products; the intensely competitive nature of the ethanol industry; and possible changes in legislation/regulations at the federal, state and/or local level. These factors as well as other trends and uncertainties are described in more detail below.

We have no operating history and our business may not be as successful as we anticipate. As of the January 31, 2009, we had not yet completed construction of the plant. Accordingly, we have no operating history from which you can evaluate our business and prospects. Our operating results could fluctuate significantly in the future as a result of a variety of factors. Many of these factors are outside our control.  In addition, our prospects must be considered in light of the normal risks and uncertainties encountered by an early stage company in a rapidly growing industry where supply, demand and pricing may change substantially in a short amount of time.

Trends and Uncertainties Impacting the Ethanol and Distillers Grains Industries and Our Future Revenues

Once we commence operations, our revenues will primarily consist of sales of the ethanol and distillers grains we produce, with ethanol sales comprising the majority of our revenues.  We anticipate that the price of gasoline will remain low into the near term, especially as a result of the weakening world economy.  We also anticipates that our future results of operations may be affected by relatively high corn prices, a surplus of ethanol, low ethanol prices, and volatility in the commodity markets.  If the price of ethanol continues to remain low for an extended period of time, we anticipate that this could significantly impact our future results of operations.  We anticipate that the price of distillers grains will continue to fluctuate in reaction to changes in the price of corn and therefore we expect that we may encounter lower distillers grains prices once we become operational.  The ethanol industry needs to continue to expand the market of distillers grains in order to maintain current distillers grains prices.  We anticipate stronger ethanol demand and higher ethanol prices during the summer months, after we have commenced operations, due to a seasonal increase in the demand for gasoline and ethanol.

According to the Renewable Fuels Association, as of March 5, 2009, there were 193 ethanol plants in operation nationwide with the capacity to produce approximately 12.4 billion gallons of ethanol annually.  An additional 27 plants are currently under construction or expansion, which may add an estimated 2.1 billion gallons of annual ethanol production capacity when they are completed.  However, management anticipates that the production capacity of the ethanol industry is greater than ethanol demand which may continue to depress ethanol prices.  According to the Energy Information Administration, 2008 ethanol demand was 9.5 billion gallons which is significantly less than the current production capacity of the ethanol industry.  Pursuant to the National Renewable Fuels Standard, renewable fuels must be blended into 11.1 billion gallons of fuel in 2009, however, corn based ethanol can only account for 10.5 billion gallons of the RFS.  Therefore, management anticipates that ethanol demand will be capped at approximately 10.5 billion gallons for 2009, which may affect our ability to market ethanol once we commence production.  In previous years, more ethanol was blended than was required by the RFS as a result of the price of ethanol being more favorable than the price of gasoline.  However, the difference in price between ethanol and gasoline does not currently present incentives to gasoline blenders to utilize ethanol which may reduce ethanol demand.

Currently, ethanol is blended with conventional gasoline for use in standard (non-flex fuel) vehicles to create a blend which is 10% ethanol and 90% conventional gasoline.  Estimates indicate that approximately 135 billion gallons of gasoline are sold in the United States each year.  However, gasoline demand may be shrinking in the United States as a result of the global economic slowdown.  Assuming that all gasoline in the United States is blended at a rate of 10% ethanol and 90% gasoline, the maximum demand for ethanol is 13.5 billion gallons.  This is commonly referred to as the “blending wall”, which represents a limit where more ethanol cannot be blended into the national gasoline pool.  This is a theoretical limit since it is believed it would not be possible to blend ethanol into every gallon of gasoline that is used in the United States and it discounts higher percentage blends of ethanol such as E85 use in flex fuel vehicles.  Many in the ethanol industry believe that the ethanol industry will reach this blending wall in 2009 or 2010.  In addition, the RFS requires that 36 billion gallons of renewable fuels being used each year by 2022.  In order to meet the RFS and expand demand for ethanol, higher blends of ethanol must be utilized in conventional automobiles.  Such higher blends of ethanol have recently become a contentious issue.  Automobile manufacturers and environmental groups have fought against higher ethanol blends.  Currently, state and federal regulations prohibit the use of higher ethanol blends in conventional automobiles and vehicle manufacturers have indicated that using higher blends of ethanol in conventional automobiles would void the manufacturer’s warranty.  Without increases in the allowable percentage blends of ethanol, demand for ethanol may not continue to increase.  The ethanol industry must continue to expand demand for ethanol in order to support the market price of ethanol.  Our future results from operations may be negatively affected by decreases in the selling price of ethanol resulting from decreased ethanol demand.

Ethanol Industry Competition

We will operate in a competitive industry and compete with larger, better financed entities which could impact our ability to operate profitably. There is significant competition among ethanol producers with numerous producer and privately owned ethanol plants planned and operating throughout the United States. In addition, we are beginning to see consolidation in the industry.  Archer Daniels Midland Company, POET, LLC, Hawkeye Renewables, LLC, Aventine Renewable Energy Holdings, Inc., VeraSun Energy Corp. and Cargill Incorporated control a significant portion of the ethanol market, producing an aggregate of over 3.7 billion gallons of ethanol annually. However, VeraSun recently filed for Chapter 11 Bankruptcy and has announced its intent to auction off its ethanol plants at some point between March 16, 2009 and March 31, 2009.  Other ethanol producers may be in a position to purchase the assets of VeraSun which could further consolidate the ethanol industry.

Economic Downturn

The global economy continues to struggle with no clear signals as to the end of the economic turmoil.  Financial institutions across the country have lost billions of dollars due to the extension of credit for the purchase and refinance of over-valued real property.  The U.S. economy is in the midst of a recession, with increasing unemployment rates and decreasing retail sales.  These factors have caused significant economic stress and upheaval in the financial and credit markets in the United States, as well as abroad.  Credit markets have tightened and lending requirements have become more stringent.  Recently the demand for gasoline has decreased nationally which has in turn reduced the demand for ethanol. We believe that these factors have contributed to a decrease in the prices at which we will be able to sell our ethanol once we commence operations.  It is uncertain how long and to what extent these economic troubles may negatively affect ethanol prices in the future.

Corn Prices

Our cost of goods sold will consist primarily of costs relating to the corn and natural gas supplies necessary to produce ethanol and distillers grains for sale.  On February 10, 2009, the United States Department of Agriculture (“USDA”) released its Crop Production report, which estimated the 2008 grain corn crop at 12.10 billion bushels. The February 10, 2009 estimate of the 2008 corn crop is approximately 7.44% below the USDA’s estimate of the 2007 corn crop of 13.07 billion bushels. Corn prices reached historical highs in July 2008, but have come down sharply since that time as stronger than expected yields materialized and the global financial crisis brought down prices of most commodities generally. In addition to the fundamental reasons for the extreme volatility in the corn market, we believe speculation in the commodities markets played a significant role in driving up corn prices in 2008. The Food and Agriculture Organization of the United Nations estimates that approximately 30 percent of the volatility in the corn market was beyond what could be accounted for by market fundamentals. We expect continued volatility in the price of corn, which could significantly impact our future results of operations. The growing number of operating ethanol plants nationwide is also expected to increase the demand for corn.  This increase will likely drive the price of corn upwards in our market which will impact our ability to operate profitably.

There is no assurance that a corn shortage will not develop, particularly if there is an extended drought or other production problems in the 2009 crop year.  We anticipate that our plant’s profitability once we are operational will be negatively impacted during periods of high corn prices.  Although we expect the negative impact on profitability resulting from high corn prices to be mitigated, in part, by the increased value of the distillers grains we intend to market (as the price of corn and the price of distillers grains tend to fluctuate in tandem), we still may be unable to operate profitably if high corn prices are sustained for a significant period of time.

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

Government Legislation and Regulations

The ethanol industry and our business are assisted by various federal ethanol supports and tax incentives, including those included in the Energy Policy Act of 2005 and the Energy Independence and Security Act of 2007. Government incentives for ethanol production, including federal tax incentives, may be reduced or eliminated in the future, which could hinder our ability to operate at a profit. Federal ethanol supports, such as the RFS, help support a market for ethanol that might disappear without this incentive; as such, a waiver of minimum levels of renewable fuels included in gasoline could have a material adverse effect on our results of operations. The elimination or reduction of tax incentives to the ethanol industry, such as the Volumetric Ethanol Excise Tax Credit (“VEETC”) available to gasoline refiners and blenders, could reduce the market for ethanol, causing prices, revenues, and profitability to decrease.

Compliance with Environmental Laws

We are subject to extensive air, water and other environmental regulations and we have been required to obtain a number of environmental permits to construct the plant and will be required to obtain additional permits in order to commence operations.

We are subject to oversight activities by the Minnesota Pollution Control Agency (MPCA) as well as the United States Environmental Protection Agency (“EPA”). There is always a risk that the EPA may enforce certain rules and regulations differently than the MPCA. Minnesota or EPA rules are subject to change, and any such changes could result in greater regulatory burdens on plant operations. We could also be subject to environmental or nuisance claims from adjacent property owners or residents in the area arising from possible foul smells or other air or water discharges from the plant. Such claims may have adverse results in court if we are deemed to have engaged in a nuisance that substantially impairs the fair use and enjoyment of real estate.

The government’s regulation of the environment changes constantly. It is possible that more stringent federal or state environmental rules or regulations could be adopted, which could increase our operating costs and expenses. It is also possible that federal or state environmental rules or regulations could be adopted and have an adverse effect on the production or use of ethanol. For example, changes in the environmental regulations regarding the required oxygen content of automobile emissions could have an adverse effect on the ethanol industry. Furthermore, plant operations are governed by the Occupational Safety and Health Administration (“OSHA”). OSHA regulations may change such that the cost of operating the plant may increase.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item.

Item 4T.  Controls and Procedures.

Management of Highwater Ethanol is responsible for maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  In addition, the disclosure controls and procedures must ensure that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial and other required disclosures.

Our management, including our Chief Executive Officer, Brian Kletscher (the Principal Executive Officer), along with our Chief Financial Officer, Mark Peterson (the Principal Financial Officer), have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a — 15(e) under the Exchange Act of 1934, as amended) as of January 31, 2009.  Based upon this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Our management, including our Principal Executive Officer and Principal Financial Officer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred as of January 31, 2009 and there has been no change that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

From time to time in the ordinary course of business, Highwater Ethanol, LLC may be named as a defendant in legal proceedings related to various issues, including without limitation, workers’ compensation claims, tort claims, or contractual disputes.  We are not currently involved in any material legal proceedings, directly or indirectly, and we are not aware of any claims pending or threatened against us or any of the governors that could result in the commencement of legal proceedings.

Item 1A.  Risk Factors.

There have not been any material changes to the risk factors previously disclosed in Part I, “Item 1A.  Risk Factors” of our annual report on Form 10-KSB for the fiscal year ended October 31, 2008.  In addition to other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A.  Risk Factors” of our annual report for the fiscal year ended October 31, 2008, which could materially affect our business, financial condition and future results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

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

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

We did not submit any matter to a vote of our unit holders through the solicitation of proxies or otherwise during the first fiscal quarter of 2009. However, our 2009 annual meeting was held on February 20, 2009.

Item 5.  Other Information.

None.

Item 6.  Exhibits.  The following exhibits are included herein:

Exhibit No.	Description

31.1	Certificate Pursuant to 17 CFR 240.15d-14(a).

31.2	Certificate Pursuant to 17 CFR 240.15d-14(a).

32.1	Certificate Pursuant to 18 U.S.C. § 1350.

32.2	Certificate Pursuant to 18 U.S.C. § 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HIGHWATER ETHANOL, LLC

Date:	March 17, 2009	/s/ Brian Kletscher
Brian Kletscher
Chief Executive Officer (Principal Executive Officer)

Date:	March 17, 2009	/s/ Mark Peterson
Mark Peterson
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certificate Pursuant to 17 CFR 240.15d-14(a).

31.2	Certificate Pursuant to 17 CFR 240.15d-14(a).

32.1	Certificate Pursuant to 18 U.S.C. § 1350.

32.2	Certificate Pursuant to 18 U.S.C. § 1350.