Form 10-Q
period 2009-04-30
HIGHWATER ETHANOL LLC
filed 2009-06-15
CIK 1371451

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      ☒  Yes      ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      ☐  Yes      ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes  ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of June 10, 2009 there were 4,953 membership units outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

HIGHWATER ETHANOL, LLC

(A Development Stage Company)

Condensed Balance Sheets

	April 30,	October 31,
	2009	2008
	(unaudited)
ASSETS
Current Assets
Cash	$285,454	$1,355,827
Restricted cash	2,164,659	2,916,825
Restricted marketable securities	442,673	5,380,199
Prepaids and other	56,150	540,190
Total current assets	2,948,936	10,193,041

Property and Equipment
Land and land improvements	1,317,373	1,250,621
Construction in progress	95,116,721	62,948,311
Office equipment	71,393	19,137
Accumulated depreciation	(9,094)	(5,949)
Net property and equipment	96,496,393	64,212,120

Other Assets
Restricted cash	—	56,565
Restricted marketable securities	1,518,000	1,461,435
Debt issuance costs, net	1,865,916	1,874,782
Total other assets	3,383,916	3,392,782

Total Assets	$102,829,245	$77,797,943

	April 30,	October 31,
	2009	2008
	(unaudited)
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$74,075	$54,833
Accounts payable - members	11,788	7,014
Construction payable	628,081	1,620,712
Construction payable - members	6,217,984	15,143,048
Accrued expenses	696,055	669,126
Current maturities of long-term debt	2,933,540	—
Total current liabilities	10,561,523	17,494,733

Long-Term Debt	47,570,096	15,180,000

Commitments and Contingencies

Members’ Equity
Member contributions, net of costs related to capital contributions, 4,953 units outstanding at April 30, 2009 and October 31, 2008	46,653,590	46,653,590
Deficit accumulated during development stage	(1,977,309)	(1,470,276)
Accumulated other comprehensive gain (loss)	21,345	(60,104)
Total members’ equity	44,697,626	45,123,210

Total Liabilities and Members’ Equity	$102,829,245	$77,797,943

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC

(A Development Stage Company)

Condensed Statement of Operations

	Three Months	Three Months
	Ended	Ended
	April 30, 2009	April 30, 2008
	(unaudited)	(unaudited)

Revenues	$—	$—

Operating Expenses
Professional fees	86,448	232,901
General and administrative	320,279	141,795
Total operating expenses	406,727	374,696

Operating Loss	(406,727)	(374,696)

Other Income (Expense)
Interest income	44,793	736,017
Other income (expense)	(13,411)	12,344
Total other income, net	31,382	748,361

Net Income (Loss)	$(375,345)	$373,665

Weighted Average Units Outstanding	4,953	1,908

Net Income (Loss) Per Unit	$(75.78)	$195.84

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC

(A Development Stage Company)

Condensed Statements of Operations

	Six months	Six months	From Inception
	Ended	Ended	(May 2, 2006)
	April 30, 2009	April 30, 2008	to April 30, 2009
	(unaudited)	(unaudited)	(unaudited)

Revenues	$—	$—	$—

Operating Expenses
Professional fees	189,138	465,211	2,231,410
General and administrative	447,797	201,144	974,990
Total operating expenses	636,935	666,355	3,206,400

Operating Loss	(636,935)	(666,355)	(3,206,400)

Other Income (Expense)
Interest income	142,713	736,967	1,253,498
Other income (expense)	(12,811)	12,344	1,135
Interest expense	—	—	(25,542)
Total other income, net	129,902	749,311	1,229,091

Net (Loss) Income	$(507,033)	$82,956	$(1,977,309)

Weighted Average Units Outstanding	4,953	1,139	2,021

Net (Loss) Income Per Unit	$(102.37)	$72.83	$(978.38)

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC

(A Development Stage Company)

Condensed Statement of Cash Flows

	Six Months	Six Months	From Inception
	Ended	Ended	(May 2, 2006)
	April 30, 2009	April 30, 2008	to April 30, 2009
	(unaudited)	(unaudited)	(unaudited)
Cash Flows from Operating Activities
Net income (loss)	$(507,033)	$82,956	$(1,977,309)
Adjustments to reconcile net loss (income) to net cash from (used in) operations
Depreciation and amortization	3,145	3,934	12,946
Other	13,411	—	13,781
Change in assets and liabilities
Prepaids and other	484,040	10,307	(56,150)
Accounts payable, including members	24,016	1,456	85,863
Accrued expenses	42,712	(8,202)	45,183
Net cash from (used in) operating activities	60,291	90,451	(1,875,686)

Cash Flows from Investing Activities
Capital expenditures	(119,008)	(239,817)	(1,346,766)
Construction in progress	(36,165,998)	(5,718,982)	(76,514,356)
Payments for land options	—	—	(42,000)
Net cash used in investing activities	(36,285,006)	(5,958,799)	(77,903,122)

Cash Flows from Financing Activities
Proceeds from note payable	—	—	1,038,939
Payments on notes payable	—	(1,100,000)	(1,100,000)
Funds released from restricted cash	—	56,254	36,721
Increase in restricted cash from interest earned	(130,743)	—	(250,347)
Member contributions	—	45,661,000	47,350,000
Forfeited investor deposits	—	40,000	40,000
Proceeds from long-term debt	35,323,636	—	35,323,636
Payments for deferred offering costs	—	(231,067)	(736,410)
Payments for debt issuance costs	(38,551)	(1,276,800)	(1,638,277)
Net cash provided by financing activities	35,154,342	43,149,387	80,064,262

Net Increase (Decrease) in Cash	(1,070,373)	37,281,039	285,454

Cash - Beginning of period	1,355,827	98,697	—

Cash - End of period	$285,454	$37,379,736	$285,454

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC

(A Development Stage Company)

Condensed Statement of Cash Flows - Continued

	Six Months	Six Months	From Inception
	Ended	Ended	(May 2, 2006)
	April 30, 2009	April 30, 2008	to April 30, 2009
	(unaudited)	(unaudited)	(unaudited)

Supplemental Cash Flow Information
Cash paid for interest expense	$—	$—	$25,542
Cash paid for interest capitalized	$1,129,974	$69,105	$1,206,869
Total	$1,129,974	$69,105	$1,232,411

Supplemental Disclosure of Noncash Financing and Investing Activities
Unrealized gains on restricted marketable securities	$81,449	$—	$21,345
Restricted cash received as part of capital lease	$—	$14,876,400	$14,876,400
Restricted cash received as part of note payable	$—	$—	$55,000
Purchase of restricted marketable securities with restricted cash	$—	$—	$6,903,362
Proceeds from restricted marketable securities transferred to restricted cash	$4,948,999	$—	$4,948,999
Construction in progress included in construction payable	$6,846,065	$7,986,190	$6,846,065
Construction in progress paid from restricted cash	$5,114,293	$—	$10,253,078
Interest payment made from restricted cash	$774,180	$—	$774,180
Accrued interest capitalized in construction in progress	$650,872	$—	$650,872
Loan costs capitalized with construction in progress	$81,799	$—	$112,552
Debt issuance costs financed through capital lease	$—	$303,600	$303,600
Debt issuance costs financed with note payable	$—	$—	$6,061
Costs of raising capital offset against equity raised	$—	$736,410	$736,410
Costs of raising capital included in accounts payable	$—	$17,216	$—
Land options exercised for land purchase	$—	$2,000	$42,000

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC

(A Development Stage Company)

Notes to Unaudited Condensed Financial Statements

April 30, 2009

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

In the opinion of management, the interim condensed financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for fair presentation of the Company’s financial position as of April 30, 2009 and the results of operations and cash flows for all periods presented.

Nature of Business

Highwater Ethanol, LLC, (a Minnesota Limited Liability Company) was organized with the intentions of developing, owning and operating a 50 million gallon dry mill corn-processing ethanol plant near Lamberton, Minnesota. The Company was formed on May 2, 2006 to have a perpetual life. As of April 30, 2009, the Company is in the development stage with its efforts being principally devoted to organizational activities and construction of the plant.  The Company anticipates completion of the plant in July 2009.

Accounting Estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles.  Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.  The Company uses estimates and assumptions in accounting for the useful lives of property and equipment.  Actual results could differ from those estimates.

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

The Company capitalizes construction costs and construction period interest as construction in progress until the assets are placed in service.  As of April 30, 2009, the Company had construction in progress of approximately

HIGHWATER ETHANOL, LLC

(A Development Stage Company)

Notes to Unaudited Condensed Financial Statements

April 30, 2009

$95,117,000, which includes approximately $1,970,000 of capitalized interest, including amounts accrued, and approximately $157,000 of insurance costs.

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

In July 2009, the Company expects to complete construction of its ethanol production facilities, with installed capacity of 50 million gallons per year. The carrying value of these facilities at April 30, 2009 was approximately $96 million.  In accordance with the Company’s policy for evaluating impairment of long-lived assets described above, management will evaluate the recoverability of the facilities based on projected future cash flows from operations over the facilities’ estimated useful lives after operations begin.  In determining the projected future undiscounted cash flows, the Company will make significant assumptions concerning the future viability of the ethanol industry, the future price of corn in relation to the future price of ethanol and the overall demand in relation to production and supply capacity.

2.  UNCERTAINTIES

The Company will derive substantially all of its revenues from the sale of ethanol and distillers grains once operations commence.  These products are commodities and the market prices for these products recently display substantial volatility and are subject to a number of factors which are beyond the control of the Company.  The Company’s most significant manufacturing inputs will be corn and natural gas.  The price of these commodities is also subject to substantial volatility and uncontrollable market factors.  In addition, these input costs do not necessarily fluctuate with the market prices for ethanol and distillers grains.  As a result, the Company is subject to significant risk that its operating margins can be reduced or eliminated due to the relative movements in the market prices of its products and major manufacturing inputs.  The Company has not yet been required to comply with certain provision of the debt agreement. As a result, market fluctuations in the price of or demand for these commodities can have a significant adverse effect on the Company’s operations and profitability, and the availability and adequacy of cash flow to meet the provisions of the debt agreement.

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

April 30, 2009

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

Except for those assets and liabilities which are required by authoritative accounting guidance to be recorded at fair value in our balance sheets, the Company has elected not to record any other assets or liabilities at fair value, as permitted by SFAS 159.  No events occurred during the quarter ended April 30, 2009 that would require adjustment to the recognized balances of assets or liabilities which are recorded at fair value on a nonrecurring basis.

	Fair Value as of	Fair Value Measurement Using
	April 30, 2009	Level 1	Level 2	Level 3
Restricted cash – current	$2,164,659	$2,164,659	$—	$—
Restricted marketable securities - current	$442,673	$442,673	$—	$—
Restricted marketable securities – long-term	$1,518,000	$1,518,000	$—	$—

The fair value of restricted cash, which includes money market funds, and restricted marketable securities are based on quoted market prices in an active market.

4.  RESTRICTED MARKETABLE SECURITIES

The cost and fair value of the Company’s restricted marketable securities consist of the following at April 30, 2009:

	Amortized Cost	Gross Unrealized Gains/(Losses)	Fair Value

Restricted marketable securities - Current Municipal obligations	$446,702	$(4,029)	$442,673
Total restricted marketable securities	446,702	(4,029)	442,673

Restricted marketable securities – Long-term Municipal obligations	1,492,626	25,374	1,518,000

Total restricted marketable securities	$1,939,328	$21,345	$1,960,673

The long-term restricted marketable securities relate to the debt service reserve fund noted in Note 6.

Shown below are the contractual maturities of marketable securities with fixed maturities at April 30, 2009.  Actual maturities may differ from contractual maturities because certain securities may contain early call or prepayment rights.

Due within 1 year	$426,182
Due in 3 to 5 years	1,299,965
Due in more than 5 years	234,526
Total	$1,960,673

HIGHWATER ETHANOL, LLC

(A Development Stage Company)

Notes to Unaudited Condensed Financial Statements

April 30, 2009

5.  RELATED PARTY TRANSACTIONS

In September 2006, the Company entered into an agreement with a general contractor, a member, to design and build the ethanol plant.  As of April 30, 2009, the Company has incurred approximately $66,677,000 for these services.

In December 2007, the Company entered into an agreement with a related party, a member, through common ownership for the construction of a water treatment facility, and installation of the fire loop.  As of April 30, 2009, the Company has incurred approximately $15,594,000 under this agreement.

In June 2007, the Company entered into an agreement with a related party, a member, to be the exclusive provider of electricity for the plant.  Since June 2008, the monthly fee of approximately $12,000 had been suspended until operations begin.

In August 2008, the Company entered into an agreement with a related party, a member, for the construction of an administration building.  As of April 30, 2009, the Company has incurred approximately $271,000 of the expected $300,000.

6.  DEBT FINANCING

Bank Financing

In April 2008, the Company entered into a credit agreement with a financial institution for the purpose of funding a portion of the cost of the ethanol plant.  Under the credit agreement, the lender will provide a construction loan of $50,400,000, a construction revolving loan for $5,000,000 and will support the issuance of letters of credit up to $5,600,000, all of which are secured by substantially all assets.  At April 30, 2009, the Company had issued $4,700,000 in letters of credit.  The Company will make monthly interest payments for all amounts owed during the construction phase at the greater of LIBOR plus 350 basis points or 4%, which was 4% at April 30, 2009.  As of April 30, 2009, the Company has drawn approximately $35,324,000 on this facility.

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

The construction revolving loan is the Company’s line of credit and accrues interest at the greater of the one-month LIBOR plus 350 basis points or 4%.  The line of credit requires monthly interest payments and was payable in full

HIGHWATER ETHANOL, LLC

(A Development Stage Company)

Notes to Unaudited Condensed Financial Statements

April 30, 2009

in April 2009.  The Company had no advances on the line of credit and is negotiating with the bank to renew the line of credit.

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

As of April 30, 2009, the Company has letters of credit outstanding of $4,700,000 as mentioned previously.  The Company pays interest at a rate of 3% on amounts outstanding and the letters of credit are valid until July 2009. One of the letters of credit will automatically renew for an additional one year period in the amount of $4,000,000.

Capital Lease

In April 2008, the Company entered into a lease agreement with the City of Lamberton, Minnesota, (the City) in order to finance equipment for the plant.  The lease has a term from April 1, 2008 through April 1, 2028 or until earlier terminated. The City financed the purchase of equipment through Solid Waste Facilities Revenue Bonds Series 2008A totaling $15,180,000.

Under the equipment lease agreement with the City, the Company started making interest payments on November 25, 2008 and monthly thereafter at an implicit interest rate of 8.5%. The monthly capital lease interest payments correspond to 1/6 the semi-annual interest payments due on the Bonds on the next interest payment date. Monthly capital lease payments for principal were originally scheduled to begin on November 25, 2009; however, the City amended the agreement in September 2008 which adjusted the start date for principal payments to begin on November 25, 2014.  These payments will equal 1/12 the annual principal payments scheduled to become due on the corresponding bonds on the next principal payment date.  The Company has guaranteed that if such assessed lease payments are not sufficient for the required bond payments, the Company will provide such funds as are needed to fund the shortfall. The lease agreement is secured by substantially all business assets and is subject to various financial and non-financial covenants that limit distributions and leverage and require minimum debt service coverage, net worth, and working capital requirements, and are secured by all business assets.

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

The estimated maturities of the long-term debt at April 30, 2009 are as follows:

2010	$2,933,540
2011	3,766,196
2012	4,049,849
2013	4,361,655
2014	4,686,791
After 2014	30,705,605

Long-term debt	$50,503,636

HIGHWATER ETHANOL, LLC

(A Development Stage Company)

Notes to Unaudited Condensed Financial Statements

April 30, 2009

Future minimum lease payments under the capital lease are as follows at April 30, 2009:

2010	$1,290,300
2011	1,290,300
2012	1,290,300
2013	1,290,300
2014	1,290,300
After 2014	22,288,125
Total	28,739,625
Less amount representing interest	13,559,625
Present value of minimum lease payments	15,180,000
Less current maturities	—
Long-term debt	$15,180,000

7.  LEASES

In April 2009, the Company entered into a five-year lease agreement to begin in July 2009 with an unrelated party for 50 covered hopper cars.  The Company will pay approximately $425 per car per month beginning July 1, 2009.  In addition, a surcharge of $0.03 per mile will be assessed for each mile in excess of 30,000 miles per year a car travels.

The Company has also entered into a capital lease agreement as discussed in Note 6.

8.  COMMITMENTS AND CONTINGENCIES

Construction Contract

The total cost of the project, including the construction of the ethanol plant and start-up expenses, is expected to approximate $113,580,000.  The Company signed an agreement in September 2006 with a general contractor, a related party, to design and build the ethanol plant at a total contract price, with change orders, of approximately $69,964,000. As of April 30, 2009, the Company has incurred approximately $66,677,000 for these services.

Site Improvement Contracts

In December 2007, the Company entered into an agreement with a related party for construction of a water treatment facility and installation of the fire loop for approximately $15,995,000.  The Company shall make monthly payments based on the amount of work completed, with 5% retainage held on the last two payments.  As of April 30, 2009, the Company has incurred approximately $15,594,000 under this agreement.

In July 2008, the Company entered into an agreement with an unrelated party for rail work for approximately $4,361,000.  The Company shall pay a monthly fee of 90% of the value based on the amount of work completed, with the remaining 10% held as retainage.  The contractor began work on August 15, 2008.  Originally, the contractor was required to complete the project by January 15, 2009 or pay the Company $750 for damages each day that work extended beyond January 15, 2009.  Due to other construction delays, the rail work has not been completed and no damages have been assessed.  As of April 30, 2009, the Company has incurred approximately $4,223,000 under this agreement.

In August 2008, the Company entered into an agreement with a related party for the construction of an administration building for approximately $278,000.  The Company shall pay a monthly fee of 90% of the value based on the amount of work completed, with the remaining 10% held as retainage.  As of April 30, 2009, the Company has incurred approximately $271,000.

HIGHWATER ETHANOL, LLC

(A Development Stage Company)

Notes to Unaudited Condensed Financial Statements

April 30, 2009

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

In May 2008, the Company entered into an agreement with an unrelated party to provide construction management services.  The agreement will remain in effect until terminated.  The fees for these services are $10,250 per month plus expense reimbursement.  As of April 30, 2009, the Company has incurred approximately $131,000 under this agreement.

In June 2008, the Company entered into an agreement with an unrelated party for construction of a natural gas pipeline, which was completed in May 2009, and to be the exclusive provider of natural gas for the plant. The agreement commences upon completion of the pipeline and the plant becoming operational, which will remain in effect for ten years.  The rates for these services will be based on the agreed upon minimum usage at rates listed in the agreement.  The estimated construction cost of the pipeline is $4,000,000.  The agreement requires a cash deposit or letter of credit of $4,000,000 plus three months of capacity payments payable in installments determined by the unrelated party before construction begins.  The agreement also required the Company to provide a security deposit of $500,000, which was to be returned to the Company over the term of the agreement. The Company made the security deposit payment of $500,000 in June 2008, and secured a $4,000,000 letter of credit in July 2008. The security deposit of $500,000 was released to the Company in January 2009.

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

April 30, 2009

local market price delivered to the plant plus a fixed fee per bushel of corn.  The agreement begins when operations commence and continues for seven years.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition for the six month period ended April 30, 2009, compared to the same period of the prior fiscal year.  This discussion should be read in conjunction with the condensed financial statements and notes and the information contained in the Company’s Annual Report on Form 10-KSB for the fiscal year ended October 31, 2008.

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

Overview

Highwater Ethanol, LLC (“we,” “our,” “Highwater” or the “Company”) is a development-stage Minnesota limited liability company organized on May 2, 2006, for the purpose of developing, constructing, owning and operating a 50 million gallon per year ethanol plant near Lamberton, Minnesota.  We have not yet engaged in the production of ethanol or distillers grains.  Based upon engineering specifications from our design-builder, Fagen, Inc., we expect the ethanol plant, once built, will process approximately 18.5 million bushels of corn per year into 50 million gallons of denatured fuel grade ethanol and 160,000 tons of dried distillers grains with solubles.  We anticipate that our plant will be operational in mid-July 2009.  We had previously anticipated a May 2009 start up date but due to minor permitting issues with the Minnesota Pollution Control Agency regarding our wastewater treatment process, we have moved our start up date to mid-July 2009, in order to account for the additional time needed to complete our wastewater treatment testing.

We anticipate the total project costs to be approximately $113,580,000, which includes construction of our ethanol plant and start-up of operations.  We are financing the construction and start-up of the ethanol plant with a combination of equity and debt.

Since we have not yet become operational, we do not have comparable income, production or sales data.

Plan of Operations for the Next 12 Months

We expect to spend the next 12 months focused on completing plant construction and commencing start-up operations.  As a result of our successful completion of the registered offering and the related debt financing, we expect to have sufficient cash on hand to cover all costs associated with construction of the project.  We estimate that it will cost a total of approximately $113,580,000 to complete plant construction and start-up operations.

Project Capitalization

We issued 150 units to our founding members, for an aggregate of $500,000.  In addition, we issued 236 units to our seed capital members in exchange for aggregate proceeds of approximately $1,180,000.  We received total proceeds from our two private placements of $1,680,000.

We filed a registration statement on Form SB-2 with the Securities and Exchange Commission (“SEC”) which became effective on April 5, 2007.  We closed the offering on April 5, 2008, having raised proceeds of approximately $45,670,000, which were transferred to our account at First National Bank of Omaha.  We then issued 4,567 registered units to our members which supplemented the 386 units issued in our private placement offerings to our founders and our seed capital investors.  In addition, we received $40,000 of investor deposits that were forfeited and are included with our offering proceeds.

On April 24, 2008, we entered into a Construction Loan Agreement (the “Agreement”) with First National Bank of Omaha of Omaha, Nebraska (“FNBO”) for the purpose of funding a portion of the cost of the ethanol plant.  Under the Agreement, FNBO has agreed to loan us up to $61,000,000, consisting of a $50,400,000 Construction Loan, together with a $5,000,000 Revolving Loan, and $5,600,000 to support the issuance of letters of credit by FNBO.  As of April 30, 2009, the Company has drawn approximately $35,324,000 on this financing.  We have issued letters of credit to Redwood Electric Cooperative, Inc. and Northern Natural Gas Company for the amount of $700,000 and $4,000,000, respectively.  The details of the letters of credit are described below in Plant Construction and Start-Up of Plant Operations.

During the construction period, interest on the Construction Loan will be payable on a monthly basis on the outstanding principal amount at a variable rate equal to the greater of the one month LIBOR Rate, in effect from time to time, plus 350 basis points or 4%, prior to maturity.  Upon completion of construction, the Construction Loan will be converted into a fixed rate note for the maximum amount of $25,200,000, a variable rate note for the maximum amount of $20,200,000 and a long term revolving note for the maximum amount of $5,000,000.

We will make 59 monthly principal payments on the Fixed Rate Loan ranging from approximately $145,000 to $197,000 plus accrued interest on the eighth day of every month commencing one month immediately following the Construction Loan Termination Date.  Interest will accrue on the fixed rate note at the greater of the one month LIBOR Rate, in effect from time to time, plus 350 basis points or 4%.  A final balloon payment of approximately $15,184,000 will be due on the termination date of the Fixed Rate Loan, which will be five (5) years after completion of construction.  We will make 59 monthly payments ranging from approximately $147,000 to $211,000 on the eighth day of every month commencing one month immediately following the Construction Loan Termination Date which shall be allocated as follows: (i) first to accrued and unpaid interest on the Long Term Revolving Note, (ii) next to accrued and unpaid interest on the Variable Rate Note, and (iii) next to principal on the Variable Rate Note.  A final balloon payment of approximately $14,807,000 will be due five (5) years following the construction loan termination date.

The construction revolving loan is the Company’s line of credit and accrues interest at the greater of the one month LIBOR Rate, in effect from time to time, plus 350 basis points or 4%.  The line of credit requires monthly interest payments and was payable in full in April 2009.  We had no advances on the line of credit and are currently in discussions with FNBO to renew the line of credit.

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

In addition, during the term of the loans, we will be subject to certain financial covenants consisting of minimum working capital, minimum net worth, and maximum debt service coverage ratios.  We are not currently subject to these financial covenants as our construction loan has not yet converted to term loans.  We expect our construction loan to convert to term loans once we commence operations at our facility.  After our construction phase we will be limited to annual capital expenditures of $1,000,000 without prior approval of FNBO.  We will also be prohibited from making distributions to our members of greater than 45% of our net income during any fiscal year if our debt leverage ratio (combined total liabilities to net worth) is greater than or equal to 1.0:1.0.  Our failure to comply with the protective loan covenants or maintain the required financial ratios may cause acceleration of the outstanding principal balances on the term notes and revolving note and/or the imposition of fees, charges or penalties.  Any acceleration of the debt financing or imposition of the significant fees, charges or penalties may restrict or limit our access to the capital resources necessary to continue plant construction or operations.  The lease agreement is secured by substantially all business assets and is subject to various financial and non-financial covenants that limit distributions and leverage and require minimum debt service coverage, net worth, and working capital requirements.

Also on April 24, 2008, we entered into certain financing and credit arrangements with U.S. Bank National Association, as trustee (the “Trustee”) and the City of Lamberton, Minnesota (the “City”) in order to secure the proceeds from the sale of the solid waste facilities revenue bonds, Series 2008A (the “Bonds”) issued by the City in the aggregate principal amount of $15,180,000 pursuant to a trust indenture between the City and the Trustee (“Trust Indenture”).  The City has undertaken the issuance of the Bonds to finance the acquisition and installation of certain solid waste facilities in connection with our ethanol plant to be located near Lamberton, Minnesota.  Highwater received proceeds of approximately $14,876,000, after financing costs of approximately $304,000.  The remaining proceeds are held as restricted cash or marketable securities based on anticipated use and are split between a project fund of approximately $11,564,000, a capitalized interest fund of approximately $1,794,000, and a debt service reserve fund of approximately $1,518,000.  The Bonds mature on December 1, 2022 and bear interest at a rate of 8.5%.  Under this equipment lease agreement with the City, we started making interest payments on November 25, 2008 at an implicit interest rate of 8.5%.  Pursuant to the lease agreement we paid $775,000 in interest in December 2008.

Plant construction and start-up of plant operations

We anticipate completion of plant construction in approximately mid-July 2009.  We anticipate that our total project cost will be approximately $113,580,000.  We expect to have sufficient cash on hand through our equity and debt financing to complete construction and start-up operations.  However, any significant changes to our estimated budget may result in our need for additional equity or debt financing.  Once we are operational, we expect to begin generating cash flow.

We entered into a design-build contract with Fagen, Inc. for the design and construction of our ethanol plant for a total price of $69,964,000, which includes change orders and an adjustment based on the Construction Cost Index at the time we issued our notice to proceed with construction in April 2008.  We paid a mobilization fee of $5,000,000 to Fagen, Inc. when we issued our notice to proceed pursuant to the terms of the design-build contract.  As of April 30, 2009, we have incurred approximately $66,964,000 for these services.

We have executed a Phase I and Phase II Engineering Services Agreement with Fagen Engineering, LLC, an entity related to our design-builder Fagen, Inc., for the performance of certain engineering and design work. Fagen Engineering, LLC performs the engineering services for projects constructed by Fagen, Inc. In exchange for certain engineering and design services, we paid Fagen Engineering, LLC a lump-sum fixed fee, which has been credited against the total design-build costs.

We also entered into a license agreement with ICM, Inc. (“ICM”) for limited use of ICM’s proprietary technology and information to assist us in operating, maintaining, and repairing the ethanol production facility.  We are not obligated to pay a fee to ICM for use of the proprietary information and technology because our payment to Fagen, Inc. for the construction of the plant under our design-build agreement is inclusive of these costs.   Under the license agreement, ICM retains the exclusive right and interest in the proprietary information and technology and the goodwill associated with that information.  ICM may terminate the agreement upon written notice if we improperly use or disclose the proprietary information or technology at which point all proprietary property must be returned to ICM.

On November 28, 2007, we executed a Phase 1 Mass Grading and Drainage Agreement with R and G Construction Co. (“R and G”) for certain improvements to the project site which involves mass grading and drainage activities, for approximately $2,156,000, with change orders. We agreed to pay a monthly fee of 90% of the value based on the amount of work completed with the remaining 10% held as retainage.  As of April 30, 2009, we incurred approximately $2,113,000 for R and G’s services under this agreement.  In August 2008, we entered into an additional contract with R and G for rail system drainage for an amount of approximately $1,214,000.  We agreed to pay a monthly fee of 90% of the value based on the amount of work completed, with the remaining 10% held as retainage.  As of April 30, 2009, we had incurred approximately $1,190,000 in costs under this agreement.

In December 2007, we entered into an agreement with Rice Lake Construction, a related party, for construction of a water treatment facility and installation of the fire loop for approximately $15,995,000.  We agreed to make monthly payments based on the amount of work completed, with 5% retainage held on the last two payments.  As of April 30, 2009, we had incurred approximately $15,594,000 in costs under this agreement.

In July 2008, we entered into an agreement with L.A. Colo., LLC (“L.A. Colo”) for rail work in the amount of approximately $4,361,000.  We agreed to pay a monthly fee of 90% of the value on the amount of work completed with the remaining 10% held as retainage.  The project was completed in May 2009.  Originally, work was to be completed by January 15, 2009 or L.A. Colo would be required to pay the Company $750 in damages for each day that work was extended beyond January 15, 2009.  Due to construction delays unrelated to L.A. Colo, it was unable to complete the project by April 15, 2009; however, as the construction delays were not attributable to L.A. Colo, no late fees were assessed.  As of April 30, 2009, we had incurred approximately $4,223,000 in costs under this agreement.

Also, in July 2008, we entered into an agreement with McCormick Construction Company for the installation of auger cast pilings for support of grain silos for approximately $428,000.  We paid a 10% down payment of approximately $43,000 upon execution of the documents, and made monthly progress payments during the construction.  As of April 30, 2009, we had incurred approximately $424,000 in costs under this agreement. Construction under this agreement has been completed.

In August 2008, we entered into an agreement with Lamberton Construction, a related party, for the construction of an administration building for approximately $278,000.  Pursuant to the terms of the agreement we are paying a monthly fee of 90% of the value based on the amount of work completed, with the remaining 10% held as retainage.  As of April 30, 2009, we had incurred approximately $271,000 in costs under this agreement.  All major construction under this agreement has been completed and Lamberton Construction is working through its final punch list items.

Plant construction is progressing on schedule for a mid-July 2009 start-up date.  We commenced site work at the plant in November 2007.  We provided Fagen, Inc. with notice to proceed with construction, which was executed on April 7, 2008.  Status to date on the construction is as follows:

•                  Administration Building—Construction of the administration building is nearly complete.  Exterior siding, sidewalks and landscape final grading was recently finished.  Interior window treatments are the last items to be installed in this building.

•                  Distillers Dried Grains (“DDG”) Storage Building—The construction of the distillers dried grain storage building is complete.  Installation of all DDG drags, piling conveyors and dust collector systems have been completed.  The last of the construction materials stored in this building have been removed and installed elsewhere in the plant.  DDG equipment has been tested and is ready for production.

•                  Process Building Area—All process piping, insulating of production pipes and tanks, installation of all pumps, and the electrical hookup of the pumps is complete.  The Control Room and Laboratory areas of this building are now fully equipped with control and test equipment that has been calibrated and is ready for production.

•                  Energy Center—The boiler package arrived by mid-March 2009 and has been connected to plant piping and utilities.  The entire energy center building is now completely closed up and final connections are being made to boiler control room equipment.  We expect the boiler to be fired up by mid-June 2009.  All other equipment in this building is ready for production.

•                  Cooling Tower/Water Treatment—Cooling tower construction and all auxiliary pumps and cooling line headers have been completed.  The Cold Lime Softening (“CLS”) water treatment building and installation of all water treatment equipment has been installed and tested.  Testing under production load conditions has revealed the need for additional reverse osmosis (“RO”) equipment to further reduce sodium and sulfate levels in the treated water prior to discharge.  This change requires modification of the CLS building and piping to make room for an additional RO skid.  Adding the additional equipment assures compliance with the currently issued NPDES permit.  We anticipate an early July 2009 completion of the modifications and additional equipment installation.

•                  Tank Farm—All tank farm storage vessels have been hydrotested.  All pumps have been cycled and instrumentation on the pumps and storage vessels have been calibrated and are now ready for production.

•                  Grain Receiving Area—The grain receiving building was finished in late March 2009.  All grain handling equipment has now been installed, checked for rotation and flushed with corn.  Final equipment adjustments have been made.  Rail scale has been calibrated by the scale manufacturer and has been scheduled for certification by the Minnesota Department of Commerce, Bureau of Weights and Measures.  We expect this area will be ready for corn receipt upon certification of the rail scale.

Infrastructure Status:

•                  Natural Gas—All natural gas systems are ready for operation.

•                  Rail Siding and Spurs—Rail siding and spurs have been completed.  Rail siding and spurs were inspected and put into operation by the DM&E Railroad.  Rail ethanol and DDG rail cars are now staged on the spurs and ready for production.

•                  Electrical Substation—The permanent electrical power distribution network has been fully operational throughout the entire Highwater Ethanol plant site for the past three months.

•                  Phase 1—All dirt work associated with the phase 1 portion of construction was substantially complete by mid-November 2008.  The installation of approximately 100 feet of drain culvert, grass seeding and the final grading of site roads is all that remains.  Wet spring weather delayed finishing these areas in May and we are now anticipating completion by the end of June 2009.

•                  The RO reject pond liner was installed in mid-May 2009 and is undergoing pre-fill testing and analysis.

•                  Phase 2—All off-site and on-site process water supply pipelines and the entire fire loop system have been hydrotested.  The on-site sanitary sewer system and potable water supply lines are also complete.  The primary production well pumps, pump houses and pump control equipment were all installed and tested late spring 2009.  The water discharge line from the water treatment plant and cooling tower was installed in early May 2009.  The production water supply system is now ready for production.

•                  Perimeter fencing for the facility is on order and scheduled for installation and completion by mid-June 2009.

•                  Asphalt paving of all on-site roads and Harvest Avenue is scheduled to commence in early July 2009.

We estimate that it will cost a total of approximately $69,964,000 to construct the plant and a total of approximately $43,616,000 to cover all other expenditures necessary to complete the project, commence plant operations and produce revenue.

Marketing and Grain Procurement Agreements

We have entered into an ethanol marketing agreement with Renewable Products Marketing Group, LLC (“RPMG”) pursuant to which RPMG will be our exclusive ethanol marketer.  RPMG will use its best efforts to market and obtain the best price for the ethanol we expect to produce in exchange for a percentage of the price we receive for each gallon of ethanol sold.  The initial term of the RPMG agreement is for 24 months commencing in the month when we commence production of ethanol and shall be automatically extended for 12 months unless either party gives the other prior written notice.  The RPMG agreement can be terminated for any uncured breach of the terms of the agreement.  In the event the agreement is not renewed, Highwater will assume certain rail car leases currently controlled by RPMG.

On October 11, 2007, we entered into a Distillers Grains Marketing Agreement with CHS, Inc.  CHS, Inc. will market our distillers grains and we receive a percentage of the selling price actually received by CHS, Inc. in marketing our distillers grains to its customers.  Under the agreement, CHS, Inc. will pay to us a price equal to 98% of the FOB plant price actually received by CHS, Inc. for all dried distillers grains removed by CHS, Inc. from our plant and a price equal to 96% of the FOB plant price actually received by CHS, Inc. for all our wet distillers grains. The term of our agreement with CHS, Inc. is for one year commencing as of the completion of construction and start-up of the plant.  Thereafter, the agreement will remain in effect unless otherwise terminated by either party with 120 days notice.  Under the agreement, CHS, Inc. will be responsible for all transportation arrangements for the distribution of our distillers grains.

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

In April 2009, we entered into a five-year lease agreement to begin in July 2009 with Trinity Industries Leasing Company for fifty (50) used covered hopper cars.  We will pay approximately $425.00 per car per month beginning on July 1, 2009.  In addition, a surcharge of $0.03 per mile will be assessed for each mile in excess of 30,000 miles per year a car travels.

Other Consultants

Agreement for Commodity Risk Management

In April 2009, we entered into a Risk Management Agreement with John Stewart & Associates, Minnesota Branch (“JS&A”) under which JS&A agreed to provide risk management and related services pertaining to grain hedging, grain pricing information, aid in purchase of grain and assistance in risk management as it pertains to ethanol and our byproducts.  In exchange for JS&A’s risk management services, we agreed to pay JS&A a consulting fee of $2,500.00 per month, which commenced on May 1, 2009.  In addition, we will pay a brokerage commission of $15.00 per contract round turn (purchase and sale) on futures, options and ITC contracts made in our JS&A brokerage account with ADMIS.  The term of the Agreement is for one year and will continue on a month to month basis thereafter.  The Agreement may be terminated by either party at any time upon thirty (30) days written notice.

Agreement for Electric Service

On June 28, 2007 we entered into an Agreement for Electric Service with Redwood Electric Cooperative, Inc., (the “Cooperative”) a related party, for the sale and delivery of electric power and energy necessary to operate our ethanol plant.  In exchange for its services, we agreed to pay the Cooperative a monthly facilities charge of approximately $12,000 plus the Cooperative’s standard electrical rates.  In June 2008, there was a verbal agreement to suspend the $12,000 monthly fee until operations commence.  Pursuant to the agreement the contract rate will be guaranteed for up to five years. Upon execution of the agreement, we became a member of the Cooperative and are bound by its articles of incorporation and bylaws. This agreement will remain in effect for ten years following the initial billing period.  In the event we wish to continue receiving electrical service from the Cooperative beyond the ten year period, we will need to enter into a new agreement with the Cooperative at least one year prior to the expiration of the initial ten year period.  If the agreement is terminated by either party for any reason prior to the expiration of the initial ten year period, we will be required to pay for the entire amount of the facility charge for the remainder of the initial ten year period.  Also, pursuant to this agreement, Highwater provided the Cooperative with a Letter of Credit in the amount of $700,000 at the expense of Highwater for the entire period of construction and continuing for a period of one year of commercial operation.  The Cooperative agrees to release the Letter of Credit requirement after one full year of commercial operation upon a showing by Highwater that it is solvent.  In the event that Highwater is not solvent after one year of commercial operation, the Letter of Credit will remain in effect; provided, however, the Cooperative agrees to review Highwater’s financial situation after each subsequent one year period has passed and if Highwater establishes that it is solvent at any of those review dates, the letter of credit will be released.

Energy Management Agreement

We entered into an energy management agreement with U.S. Energy Services, Inc. (“U.S. Energy”) pursuant to which U.S. Energy provided us with necessary natural gas management services. Some of their services included an economic comparison of distribution service options, negotiation and minimization of interconnect costs, submission of the necessary pipeline “tap” request, supplying the plant with and negotiating the procurement of natural gas, development and implementation of a price risk management plan targeted at mitigating natural gas price volatility and maintaining profitability, and provided consolidated monthly invoices that reflect all natural gas costs.  In addition, U.S. Energy will continue to be responsible for reviewing and reconciling all invoices. In exchange for these services, we pay U.S. Energy a monthly retainer fee of $3,050 for an initial contract term of 12 months.  If we decide to utilize U.S. Energy’s hedging service we will have to pay an additional $.01 per MMBTu administrative fee for physical or financial natural gas hedging.  Additional fees may apply for additional services and for time and travel.

Construction Consulting Agreement

On May 27, 2008, we entered into an Agreement for Consulting Services with Granite Falls Energy, LLC (“Granite Falls”) to assist us in monitoring the construction and reviewing project plans and documents.  Some of their services may include reviewing project budget and timeline, reviewing contracts, weekly on-site inspections, obtaining competitive bids and executing contracts for services not currently under contract and providing recommendation and analysis of change order requests.  In exchange for these services, we pay Granite Falls a consultant fee of $10,250 per month for its consulting services.  Additional services will be billed to Highwater in accordance with a set fee schedule.  The agreement commenced May 1, 2008 and will continue on a month to month basis unless terminated by either party, by providing the other with a 30 day advance written notice of termination.

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

Permitting and Regulatory Activities

We are subject to extensive air, water and other environmental regulations.  We have obtained the required air and construction permits necessary for construction of the plant and are in the process of obtaining any additional permits necessary to operate the plant. Fagen, Inc. and AECOM (formerly known as Earth Tec Consulting, Inc.) are coordinating and assisting us with obtaining certain environmental permits, and advising us on general environmental compliance.  In addition, we will retain consultants with expertise specific to the permits being pursued to ensure all permits are acquired in a cost efficient and timely manner.

We have received our Air Emissions Permit, a Stormwater permit, a Discharge for Stormwater During Construction Acitivities Permit, Groundwater Permit and an Above Ground Storage Tank Permit from the Minnesota Pollution Control Agency (“MPCA”).  Additionally, we have received the water appropriation permits from the Minnesota Department of Natural Resources as well as Notice from the Redwood Conservation District approving an exemption to place force mains through a wetland area.

Testing under production load conditions revealed the need for additional reverse osmosis (“RO”) equipment to further reduce sodium and sulfate levels in the treated water prior to discharge.  This change requires modification of the Cold Lime Softening building and piping to make room for an additional RO skid.  Adding the additional equipment assures compliance with the currently issued NPDES permit.  We are in the process of completing our thirty (30) day water valve testing on the RO pond with the MPCA.  We anticipate an early July 2009 completion of the modifications necessary to comply with the currently issued NPDES permit.

If there are any additional permits required in order to operate we will work with the necessary government agency to obtain any such permits.  Currently, we do not anticipate the necessity of additional permits nor any problems in obtaining any additional required permits; however, such problems may arise in which case our plant may not be allowed to operate.

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

Employees

As of the date of this report, we have 37 employees.  Approximately ten of these employees are involved primarily in management and administration.  The remaining employees will be involved primarily in plant operations. The production employees have been participating in training courses since May 4, 2009, and will spend at least one week in June 2009 at an operating ethanol plant.  We do not currently anticipate any significant change in the number of employees at our plant.  Our executive officers are Brian D. Kletscher, Chief Executive Officer and Mark Peterson, Chief Financial Officer.

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

David Moldan is currently serving as our board chairman and currently receives compensation in the amount of $1,250 per month for his services as an officer of our board of governors.  Additionally, Tim VanDerWal serves as our board treasurer and receives compensation in the amount of $750 per month for his service as an officer of our board of governors.

The following table represents some of the positions within the plant:

# Full-Time
Position	Personnel
General Manager/Chief Executive Officer	1
Plant Manager	1
Risk/Commodity Manager	1
Controller/Chief Financial Officer	1
Operations Manager	1
Lab Manager	1
Lab Technician	1
Secretary/Clerical	2
Office Manager	1
Shift Supervisor	4
Maintenance Technician	2
Maintenance Manager	1
Water Plant Operator	1
Grain and Rail Attendants	4
Electrician	1
Plant Operators	14
TOTAL	37

We entered into written confidentiality and assignment agreements with our key officers and employees. Among other things, these agreements require such officers and employees to keep all proprietary information developed or used by us in the course of our business strictly confidential.

Liquidity and Capital Resources

Estimated Sources of Funds

The following schedule sets forth estimated sources of funds to build our ethanol plant near Lamberton, Minnesota.

Sources of Funds		Percent
Offering Proceeds (1)	$45,710,000	40.24%
Seed Capital Proceeds (2)	$1,680,000	1.48%
Senior and Subordinated Debt Financing (3)	$51,314,000	45.18%

Bond Financing (4)	$14,876,000	13.10%

Total Sources of Funds	$113,580,000	100.00%

(1)                 We received proceeds for approximately $45,670,000 in our registered offering and issued 4,567 registered units to our investors.  We also received $40,000 of investor deposits that were forfeited and are included with these offering proceeds.

(2)                 We issued a total of 386 units to our founders and seed capital investors in exchange for proceeds of $1,680,000.

(3)                 We have a definitive loan agreement with FNBO for debt financing in the amount up to $61,000,000, consisting of up to $50,400,000 for a Construction Loan, together with up to $5,000,000 Revolving Loan and up to $5,600,000 to support the issuance of letters of credit by FNBO.  As of April 30, 2009, we have drawn approximately $35,324,000 of this financing.  Additionally, we have issued letters of credit to Redwood Electric Cooperative, Inc. and Northern Natural Gas Company for the amount of $700,000 and $4,000,000 respectfully.  The details of the letters of credit are described above in Plant Construction and Start-Up of Plant Operations.

(4)                 We have entered into a long term lease agreement with the City of Lamberton, Minnesota in order to finance equipment for the plant.  The City financed the purchase of equipment through Solid Waste Facilities Revenue Bonds Series 2008A totaling $15,180,000.  We received proceeds of approximately $14,876,000, after financing costs of approximately $304,000.  The remaining proceeds are held as restricted cash and marketable securities based on anticipated use and are split between a project fund of approximately $11,564,000, a capitalized interest fund of approximately $1,810,000, and a debt service reserve fund of approximately $1,518,000.

We expect to have sufficient cash on hand through our equity and debt financing to cover all costs associated with the completion of construction of the project, including, but not limited to, site development, utilities, construction and equipment acquisition.

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

Estimate of Costs as of the Date of this Report.

Use of Proceeds	Amount	Percent of Total

Plant construction	$69,964,000	61.60%
Land cost	1,098,000	0.97%
Site development costs	13,647,300	12.02%
Construction contingency	804,000	0.70%
Construction performance bond	350,000	0.31%
Construction insurance costs	160,000	0.14%
Administrative building	300,000	0.26%
Office equipment	44,500	0.04%
Computers, Software, Network	193,000	0.17%
Railroad	5,879,615	5.18%
Rolling stock	560,000	0.49%
Fire Protection and water supply	6,005,835	5.29%
Construction Manager Fees	130,000	0.11%
Capitalized interest	1,970,000	1.73%
Start up costs:
Financing costs	1,981,000	1.74%
Cost of Raising Capital	736,000	0.65%
Organization costs	935,000	0.82%
Pre-production period costs	1,170,750	1.03%
Debt Service Reserve	1,501,000	1.32%
Working capital	2,000,000	1.76%
Inventory - corn	1,375,000	1.21%
Inventory - chemicals and ingredients	600,000	0.53%
Inventory - Ethanol	1,500,000	1.32%
Inventory - DDGS	500,000	0.44%
Spare parts - process equipment	175,000	0.15%
Total	$113,580,000	100.00%

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

Quarterly Financial Results

As of April 30, 2009, we had cash of approximately $285,000 and total assets of approximately $102,829,000, which includes approximately $95,117,000 in construction in progress and approximately $443,000 in restricted marketable securities.   As of April 30, 2009, we had current liabilities of approximately $10,562,000 consisting primarily of accrued expenses in the amount of approximately $696,000 and construction payables in the amount of $6,846,000.   In addition, we have incurred long-term debt of approximately $47,570,000.  Total members’ equity as of April 30, 2009, was approximately $44,698,000.  Since inception, we have generated no revenue from operations, and inception through April 30, 2009, have accumulated net losses of approximately $1,977,000 and accumulated other comprehensive gain of approximately $121,000.

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

We have no operating history and our business may not be as successful as we anticipate. As of April 30, 2009, we had not yet completed construction of the plant. Accordingly, we have no operating history from which you can evaluate our business and prospects. Our operating results could fluctuate significantly in the future as a result of a variety of factors. Many of these factors are outside our control.  In addition, our prospects must be considered in light of the normal risks and uncertainties encountered by an early stage company in a rapidly growing industry where supply, demand and pricing may change substantially in a short amount of time.

Trends and Uncertainties Impacting the Ethanol and Distillers Grains Industries and Our Future Revenues

Once we commence operations, our revenues will primarily consist of sales of the ethanol and distillers grains we produce, with ethanol sales comprising the majority of our revenues.  The price for ethanol decreased during the fiscal quarter ended April 30, 2009, in conjunction with decreases in the market price of gasoline during that period.  Management expects that stronger ethanol demand and higher ethanol prices during the summer months due to a seasonal increase in the demand for ethanol and gasoline.  We also anticipate that our future results of operations may be affected by relatively high corn prices.  If the price of ethanol remains low for an extended period of time, we anticipate that this could significantly impact our future results of operations.  We anticipate that the price of distillers grains will continue to fluctuate in reaction to changes in the price of corn and soybean meal and therefore we expect that we may encounter lower distillers grains prices once we become operational.  The ethanol industry needs to continue to expand the market of distillers grains in order to maintain current distillers grains prices.

According to the Renewable Fuels Association, as of May 26, 2009, there were 196 ethanol plants in operation nationwide with the capacity to produce approximately 12.6 billion gallons of ethanol annually.  The RFA estimates that plants with annual production capacity of approximately 10.9 billion gallons are currently operating and that approximately 14% of nameplate production capacity is not currently operational.  Others estimate that 20% or more of the nation’s ethanol production capacity is currently idle.  An additional 21 plants are currently under construction or expansion, which may add an estimated 1.9 billion gallons of annual ethanol production capacity when they are completed.  Accordingly, management anticipates that the production capacity of the ethanol industry is greater than ethanol demand which may continue to depress ethanol prices.  According to the Energy Information Administration, 2008 ethanol demand was 9.5 billion gallons which is significantly less than the current production capacity of the ethanol industry.  Pursuant to the National Renewable Fuels Standard, renewable fuels must be blended into 11.1 billion gallons of fuel in 2009, however, corn based ethanol can only account for 10.5 billion gallons of the RFS.  Therefore, management anticipates that ethanol demand will be capped at approximately 10.5 billion gallons for 2009, which may affect our ability to market ethanol once we commence production.  In previous years, more ethanol was blended than was required by the RFS as a result of the price of ethanol being more favorable than the price of gasoline.  As ethanol prices and gasoline prices converge, the economic incentive for gasoline blenders to use ethanol increases, especially when the gasoline blenders account for the value of the Volumetric Ethanol Tax Credit.  At the end of the quarter ended April 30, 2009, gasoline prices have moved higher than ethanol prices and there seems to be more economic incentive for blenders to use more ethanol.

Currently, ethanol is blended with conventional gasoline for use in standard (non-flex fuel) vehicles to create a blend which is 10% ethanol and 90% conventional gasoline.  Estimates indicate that approximately 135 billion gallons of gasoline are sold in the United States each year.  However, gasoline demand may be shrinking in the United States as a result of the global economic slowdown.  Assuming that all gasoline in the United States is blended at a rate of 10% ethanol and 90% gasoline, the maximum demand for ethanol is 13.5 billion gallons.  This is commonly referred to as the “blending wall”, which represents a limit where more ethanol cannot be blended into the national gasoline pool.  This is a theoretical limit since it is believed it would not be possible to blend ethanol into every gallon of gasoline that is used in the United States and it discounts higher percentage blends of ethanol such as E85 use in flex fuel vehicles.  Many in the ethanol industry believe that the ethanol industry will reach this blending wall in 2009 or 2010.  In addition, the RFS requires that 36 billion gallons of renewable fuels being used each year by 2022.  The Energy Independence and Security Act of 2007 also requires the increased use of “advanced” biofuels, which are alternative biofuels produced without using corn starch such as cellulosic ethanol and biomass-based diesel, with 21 billion gallons of the mandated 36 billion gallons of renewable fuel required to come from advanced biofuels by 2022.  In order to meet the RFS and expand demand for ethanol, higher blends of ethanol must be utilized in conventional automobiles.  Such higher blends of ethanol have recently become a contentious issue.  The United States Environmental Protection Agency is currently reviewing proposals to raise the ethanol to gasoline blend rate from the current cap of 10% to 15%.  Automobile manufacturers and environmental groups have fought against higher ethanol blends.  Currently, state and federal regulations prohibit the use of higher ethanol blends in conventional automobiles and vehicle manufacturers have indicated that using higher blends of ethanol in conventional automobiles would void the manufacturer’s warranty.  Without increases in the allowable percentage blends of ethanol, demand for ethanol may not continue to increase.  The ethanol industry must continue to expand demand for ethanol in order to support the market price of ethanol.  Our future results from operations may be negatively affected by decreases in the selling price of ethanol resulting from decreased ethanol demand.

Ethanol Industry Competition

We will operate in a competitive industry and compete with larger, better financed entities which could impact our ability to operate profitably. There is significant competition among ethanol producers with numerous producer and privately owned ethanol plants planned and operating throughout the United States. In addition, we are beginning to see consolidation in the industry.  Archer Daniels Midland Company, POET, LLC, Hawkeye Renewables, LLC, Valero Renewable Fuels and Cargill Incorporated control a significant portion of the ethanol market, producing an aggregate of over 3.7 billion gallons of ethanol annually. VeraSun, a former industry leader filed for Chapter 11 Bankruptcy and recently auctioned off its ethanol plants in March 2009.  Valero Renewable Fuels purchased five of VeraSun’s refineries as well as a development site in Reynolds, Indiana.  VeraSun’s filing was part of a series of ethanol bankruptcies, including Panda Ethanol, Renew Ethanol, Gateway Ethanol, Greater Ohio Ethanol, Northeast Biofuels, Cascade Grain and many more.  As a result of any other bankruptcy induced sales in the ethanol industry, other ethanol producers may be in a position to purchase the assets of a company in bankruptcy or financial distress, which could lead to further consolidation of the ethanol industry.  The increased consolidation in the industry would affect our ability to compete in the industry and could impact our ability to operate profitably.

Economic Downturn

The global economy continues to struggle.  Financial institutions across the country have lost billions of dollars due to the extension of credit for the purchase and refinance of over-valued real property.  The U.S. economy is in the midst of a recession, with increasing unemployment rates and decreasing retail sales.  Other large corporate giants, such as the big three auto makers, have sought government bailout money and General Motors and Chrysler have both filed for Chapter 11 bankruptcy.  These factors have caused significant economic stress and upheaval in the financial and credit markets in the United States, as well as abroad.  Credit markets have tightened and lending requirements have become more stringent.  Oil prices have dropped rapidly as demand for fuel has decreased.  We believe that these factors have contributed to a decrease in the price of ethanol which may persist throughout all or parts of fiscal year 2009.  It is uncertain how long and to what extent these economic troubles may negatively affect ethanol prices in the future.

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

Natural Gas

Natural gas is also an important input commodity to our manufacturing process. We estimate that our natural gas usage will be approximately 10% to 15% of our annual total production cost. We use natural gas to dry our distillers grain products to a moisture content at which they can be stored for long periods of time, and can be transported greater distances. Any sustained increase in the price level of natural gas will increase our cost of production and will negatively impact our future profit margins.  Management will attempt to work to find ways to limit our natural gas price risk through efficient usage practices, research of new technologies and pricing strategies.

Distillers Grains Marketing

With the advancement of research into the feeding rations of poultry and swine, we anticipate these markets will continue to expand and create additional demand for distillers grains; however, no assurance can be given that these markets will in fact expand, or if they do that we will benefit.

Derivatives

Once we become operational we will be exposed to market risks from changes in corn, natural gas, and ethanol prices. We may seek to minimize these commodity price fluctuation risks through the use of derivative instruments. Although we will attempt to link these instruments to sales plans, market developments, and pricing activities, such instruments in and of themselves can result in additional costs due to unexpected directional price movements. We may incur such costs and they may be significant.

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

The Environmental Protection Agency (“EPA”) continues to lobby congress for support of the EPA’s proposed legislation regarding the biofuels industry and emissions regulations.  Under the EPA’s proposal “indirect land use” issues must be considered when calculating the carbon footprint of corn based ethanol.  The indirect land use ruling may drive up the carbon count for ethanol plants thereby making it more difficult to satisfy biofuels greenhouse gas emissions regulations.

Compliance with Environmental Laws

We are subject to extensive air, water and other environmental regulations and we have been required to obtain a number of environmental permits to construct the plant and will be required to obtain additional permits in order to commence operations.

We are subject to oversight activities by the MPCA as well as the EPA. There is always a risk that the EPA may enforce certain rules and regulations differently than the MPCA. Minnesota or EPA rules are subject to change, and any such changes could result in greater regulatory burdens on plant operations. We could also be subject to environmental or nuisance claims from adjacent property owners or residents in the area arising from possible foul smells or other air or water discharges from the plant. Such claims may have adverse results in court if we are deemed to have engaged in a nuisance that substantially impairs the fair use and enjoyment of real estate.

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

Our management, including our Chief Executive Officer, Brian Kletscher (the Principal Executive Officer), along with our Chief Financial Officer, Mark Peterson (the Principal Financial Officer), have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a — 15(e) under the Exchange Act of 1934, as amended) as of April 30, 2009.  Based upon this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Our management, including our Principal Executive Officer and Principal Financial Officer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred as of April 30, 2009 and there has been no change that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors.

The following risk factors are provided due to material changes from the risk factors previously disclosed in our annual report on Form 10-K. The risk factors set forth below should be read in conjunction with the risk factors section and the

Management’s Discussion and Analysis section for the fiscal year ended October 31, 2008, included in our annual report on Form 10-K.

Overcapacity within the ethanol industry has resulted in depressed ethanol prices. Excess capacity in the ethanol industry may have an adverse impact on our future results of operations and general financial condition. As of May 26, 2009, the Renewable Fuels Association reported that U.S. ethanol production capacity was approximately 12.6 billion gallons and that approximately 14% of that production capacity is not currently operational. Others estimate that 20% or more of the nation’s ethanol production capacity is currently idle. If excess ethanol production capacity and ethanol demand do not equalize, the market price of ethanol may decline.

The implementation of the renewable fuels standard (RFS) through the renewable identification number (RIN) tracking system allows blenders of ethanol and gasoline to purchase RINs rather than blend actual ethanol to meet the RFS, which is exacerbating the current excess ethanol supply problem and may in turn further depress ethanol prices and reduce our revenues. A RIN is assigned to each batch of renewable fuel a producer makes and serves as a tracking device so the Environmental Protection Agency can record exactly how much renewable fuel is being produced and blended into petroleum based fuels. The RFS and the RIN tracking system allow blenders of ethanol and gasoline to blend more ethanol than required by the RFS and to hold or sell the number of RINs tied to the excess ethanol that has been blended. During periods when relative ethanol and gasoline prices make discretionary blending economical, blenders have accumulated more RINs than they need to comply with the RFS. During periods when relative ethanol and gasoline prices discourage discretionary blending, blenders are permitted to use their excess RINs or purchase someone else’s RINs to comply with the RFS. Currently, we are in a period when relative prices discourage the blending of ethanol into gasoline and blenders are using excess RINs or RINs they have purchased on the open market to meet the RFS and are not blending actual ethanol with gasoline. This practice is exacerbating the current excess ethanol supply problem and may further depress ethanol prices.

Demand for ethanol may not continue to grow unless ethanol can be blended into gasoline in higher percentage blends for conventional automobiles. Currently, ethanol is blended with conventional gasoline for use in standard (non-flex fuel) vehicles to create a blend which is 10% ethanol and 90% conventional gasoline. Estimates indicate that approximately 135 billion gallons of gasoline are sold in the United States each year. Assuming that all gasoline in the United States is blended at a rate of 10% ethanol and 90% gasoline, the maximum demand for ethanol is 13.5 billion gallons. This is commonly referred to as the “blending wall”, which represents a theoretical limit where more ethanol cannot be blended into the national gasoline pool. Many in the ethanol industry believe that the ethanol industry will reach this blending wall in 2009 or 2010. In order to expand demand for ethanol, higher percentage blends of ethanol must be utilized in conventional automobiles. Such higher percentage blends of ethanol have recently become a contentious issue. Automobile manufacturers and environmental groups have fought against higher percentage ethanol blends. Currently, state and federal regulations prohibit the use of higher percentage ethanol blends in conventional automobiles and vehicle manufacturers have stated that using higher percentage ethanol blends in conventional vehicles would void the manufacturer’s warranty. Without increases in the allowable percentage blends of ethanol, demand for ethanol may not continue to increase which could decrease the selling price of ethanol and could result in our inability to operate the ethanol plant profitably which could reduce or eliminate the value of our units.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

We did not submit any matter to a vote of our unit holders through the solicitation of proxies or otherwise during the second fiscal quarter of 2009.

Item 5.  Other Information.

None.

Item 6.  Exhibits.  The following exhibits are included herein:

Exhibit No.	Description

10.1	Commodity Risk Management Consulting Agreement between John Stewart & Associates and Highwater Ethanol, LLC dated April 28, 2009.

10.2	Railroad Car Lease Agreement between Trinity Industries Leasing Company and Highwater Ethanol, LLC dated July 1, 2009.

31.1	Certificate Pursuant to 17 CFR 240.15d-14(a).

31.2	Certificate Pursuant to 17 CFR 240.15d-14(a).

32.1	Certificate Pursuant to 18 U.S.C. § 1350.

32.2	Certificate Pursuant to 18 U.S.C. § 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HIGHWATER ETHANOL, LLC

Date:	June 15, 2009	/s/ Brian Kletscher
Brian Kletscher
Chief Executive Officer
(Principal Executive Officer)

Date:	June 15, 2009	/s/ Mark Peterson
Mark Peterson
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	Commodity Risk Management Consulting Agreement between John Stewart & Associates and Highwater Ethanol, LLC dated April 28, 2009.

10.2	Railroad Car Lease Agreement between Trinity Industries Leasing Company and Highwater Ethanol, LLC dated July 1, 2009.

31.1	Certificate Pursuant to 17 CFR 240.15d-14(a).

31.2	Certificate Pursuant to 17 CFR 240.15d-14(a).

32.1	Certificate Pursuant to 18 U.S.C. § 1350.

32.2	Certificate Pursuant to 18 U.S.C. § 1350.