Form 10-Q
period 2009-07-31
HIGHWATER ETHANOL LLC
filed 2009-09-21
CIK 1371451

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2009

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of September 4, 2009 there were 4,953 membership units outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

HIGHWATER ETHANOL, LLC

(A Development Stage Company)

 Condensed Balance Sheets

	July 31,	October 31,
ASSETS	2009	2008
	(unaudited)	(restated)
Current Assets
Cash	$1,558,773	$1,355,827
Restricted cash	517,906	2,916,825
Restricted marketable securities	36,771	5,380,199
Inventory	1,418,119	—
Prepaids and other	81,257	540,190
Total current assets	3,612,826	10,193,041

Property and Equipment
Land and land improvements	1,347,714	1,250,621
Construction in progress	102,106,807	62,948,311
Office equipment	96,550	19,137
Accumulated depreciation	(13,689)	(5,949)
Total property and equipment	103,537,382	64,212,120

Other Assets
Restricted cash	—	56,565
Restricted marketable securities	1,518,000	1,461,435
Debt issuance costs, net	1,830,375	1,874,782
Total other assets	3,348,375	3,392,782

Total Assets	$110,498,583	$77,797,943

	July 31,	October 31,
LIABILITIES AND EQUITY	2009	2008
	(unaudited)	(restated)
Current Liabilities
Payables
Trade	$128,945	$54,833
Trade- related party	6,718	7,014
Corn	143,810	—
Construction	1,397,152	1,620,712
Construction- related party	1,815,536	15,143,048
Accrued expenses	461,623	669,126
Derivative instrument	577,808	60,996
Current maturities of long-term debt	3,243,748	—
Total current liabilities	7,775,340	17,555,729

Long-Term Debt	59,352,866	15,180,000

Derivative Instrument	1,490,701	530,078

Commitments and Contingencies

Members’ Equity
Member contributions, net of costs related to capital contributions, 4,953 units outstanding at July 31, 2009 and October 31, 2008	46,653,590	46,653,590
Deficit accumulated during development stage	(4,819,568)	(2,061,350)
Accumulated other comprehensive gain (loss)	45,654	(60,104)
Total members’ equity	41,879,676	44,532,136

Total Liabilities and Members’ Equity	$110,498,583	$77,797,943

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC

(A Development Stage Company)

Condensed Statement of Operations

	Three Months	Three Months
	Ended	Ended
	July 31, 2009	July 31, 2008
	(unaudited)	(unaudited - restated)

Revenues	$—	$—

Operating Expenses
Professional fees	75,715	147,501
General and administrative	737,102	48,097
Total operating expenses	812,817	195,598

Operating Loss	(812,817)	(195,598)

Other Income (Expense)
Interest income	44,056	180,764
Other expense	(4,989)	—
Gain on derivative instrument	204,276	237,608
Total other income, net	243,343	418,372

Net Income (Loss)	$(569,474)	$222,774

Weighted Average Units Outstanding	4,953	4,953

Net Income (Loss) Per Unit	$(114.98)	$44.98

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC

(A Development Stage Company)

Condensed Statements of Operations

	Nine Months	Nine Months	From Inception
	Ended	Ended	(May 2, 2006)
	July 31, 2009	July 31, 2008	to July 31, 2009
	(unaudited - restated)	(unaudited - restated)	(unaudited - restated)

Revenues	$—	$—	$—

Operating Expenses
Professional fees	264,853	612,712	2,307,125
General and administrative	1,184,899	249,241	1,712,092
Total operating expenses	1,449,752	861,953	4,019,217

Operating Loss	(1,449,752)	(861,953)	(4,019,217)

Other Income (Expense)
Interest income	186,769	917,731	1,297,554
Other income (expense)	(17,800)	12,344	(3,854)
Interest expense	—	—	(25,542)
Loss on derivative instrument	(1,477,435)	(283,540)	(2,068,509)
Total other income, net	(1,308,466)	646,535	(800,351)

Net Loss	$(2,758,218)	$(215,418)	$(4,819,568)

Weighted Average Units Outstanding	4,953	2,419	2,249

Net Loss Per Unit	$(556.88)	$(89.05)	$(2,142.98)

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC

(A Development Stage Company)

Condensed Statement of Cash Flows

			From Inception
	Nine Months Ended	Nine Months Ended	(May 2, 2006)
	July 31, 2009	July 31, 2008	to July 31, 2009
	(unaudited - restated)	(unaudited - restated)	(unaudited - restated)
Cash Flows from Operating Activities
Net loss	$(2,758,218)	$(215,418)	$(4,819,568)
Adjustments to reconcile net loss to net cash used in operations
Depreciation and amortization	7,740	4,847	17,541
Change in fair value of derivative instrument	1,477,435	283,540	2,068,509
Other	18,621	14,272	18,991
Change in assets and liabilities
Inventory	(1,274,309)	—	(1,274,309)
Prepaids and other	458,933	13,467	(81,257)
Accounts payable, including members	73,816	(436,139)	135,663
Accrued expenses	85,595	(12,248)	88,066
Net cash used in operating activities	(1,910,387)	(347,679)	(3,846,364)

Cash Flows from Investing Activities
Capital expenditures	(174,506)	(221,384)	(1,402,264)
Construction in progress	(44,845,389)	(25,108,183)	(85,193,747)
Deposit	—	(500,000)	—
Payments for land options	—	—	(42,000)
Net cash used in investing activities	(45,019,895)	(25,829,567)	(86,638,011)

Cash Flows from Financing Activities
Proceeds from note payable	—	—	1,038,939
Payments on notes payable	—	(1,100,000)	(1,100,000)
Funds received from restricted cash	—	36,721	36,721
Increase in restricted cash from net interest earned	(173,944)	(30,436)	(293,548)
Member contributions	—	45,670,000	47,350,000
Forfeited investor deposits	—	40,000	40,000
Proceeds from long-term debt	47,416,614	—	47,416,614
Payments for deferred offering costs	—	(248,283)	(736,410)
Payments for debt issuance costs	(109,442)	(1,563,973)	(1,709,168)
Net cash provided by financing activities	47,133,228	42,804,029	92,043,148

Net Increase in Cash	202,946	16,626,783	1,558,773

Cash - Beginning of period	1,355,827	98,697	—

Cash - End of period	$1,558,773	$16,725,480	$1,558,773

Supplemental Cash Flow Information
Cash paid for interest expense	$—	$—	$25,542
Cash paid for interest capitalized	$2,251,271	$87,179	$2,328,166
Total	$2,251,271	$87,179	$2,353,708

Supplemental Disclosure of Noncash Financing and Investing Activities
Unrealized gains on restricted marketable securities	$105,758	$—	$45,654
Unrealized losses on restricted marketable securities	$—	$23,816	$—
Restricted cash received as part of capital lease	$—	$14,876,400	$14,876,400
Purchase of restricted marketable securities with restricted cash	$—	$9,137,524	$6,903,362
Proceeds from restricted marketable securities transferred to restricted cash	$5,374,000	$—	$5,374,000
Construction in progress included in construction payable	$3,212,688	$7,307,698	$3,212,688
Capital expenditures included in accounts payable	$—	$15,750	$—
Construction in progress paid from restricted cash	$6,584,098	$19,533	$11,722,883
Interest payment made from restricted cash	$1,419,330	$—	$1,419,330
Accrued interest capitalized in construction in progress	$373,557	$344,080	$373,557
Loan costs capitalized with construction in progress	$153,849	$—	$153,849
Debt issuance costs financed through capital lease	$—	$303,600	$303,600
Costs of raising capital offset against equity raised	$—	$736,410	$736,410
Land options exercised for land purchase	$—	$2,000	$42,000

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC

(A Development Stage Company)

Notes to Unaudited Condensed Financial Statements

July 31, 2009

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations.  These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company’s audited financial statements for the year ended October 31, 2008, contained in the Company’s Form 10-KSB.  As noted in the Form 8-K filed on September 11, 2009, the Company is in the process of amending the October 31, 2008 financial statements, and its quarterly financial statements beginning with the quarter ended April 30, 2008 through fiscal 2008 and going forward, to include the effects of an unrecorded interest rate swap the Company entered in April 2008.  The Company has reflected these effects in the October 31, 2008 balance sheet and the related statements of operations and cash flows included herein.

In the opinion of management, the interim condensed financial statements reflect all adjustments, consisting of only normal recurring adjustments, (except as discussed above) considered necessary for fair presentation of the Company’s financial position as of July 31, 2009 and the results of operations and cash flows for all periods presented.

Nature of Business

Highwater Ethanol, LLC, (a Minnesota Limited Liability Company) was organized with the intentions of developing, owning and operating a 50 million gallon dry mill corn-processing ethanol plant near Lamberton, Minnesota. The Company was formed on May 2, 2006 to have a perpetual life. As of July 31, 2009, the Company is in the development stage with its efforts being principally devoted to the start-up and performance testing of the plant.  The Company completed the plant and commenced operations in August 2009.

Accounting Estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles.  Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.  The Company uses estimates and assumptions in accounting for the useful lives of property and equipment and inventory valuation.  Actual results could differ from those estimates.

Restricted Cash

The Company maintains restricted cash balances as part of the capital lease financing agreement described in Note 7.  The restricted cash balances include money market accounts and similar debt instruments which currently exceed amounts insured by the Federal Deposit Insurance Corporation and the Securities Investor Protection Corporation.  The Company does not believe it is exposed to any significant credit risk on cash balances.

Inventory

Inventory is stated at the lower of cost (first-in, first-out method) or market.

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

July 31, 2009

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

The Company capitalizes construction costs and construction period interest as construction in progress until the assets are placed in service.  As of July 31, 2009, the Company had construction in progress of approximately $102,107,000, which includes approximately $2,886,000 of capitalized interest, including amounts accrued, and approximately $188,000 of insurance costs.

Carrying Value of Long-Lived Assets

Long-lived assets, such as property and equipment, and other long-lived assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  If circumstances require a long-lived asset be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by an asset to the carrying value of the asset.  If the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying value exceeds its fair value.  Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary.

In August 2009, the Company completed construction of its ethanol production facilities with installed capacity of 50 million gallons per year.  The carrying value of these facilities at July 31, 2009 was approximately $103.5 million.  In accordance with the Company’s policy for evaluating impairment of long-lived assets described above, management will evaluate the recoverability of the facilities based on projected future cash flows from operations over the facilities’ estimated useful lives after operations begin.  In determining the projected future undiscounted cash flows, the Company will make significant assumptions concerning the future viability of the ethanol industry, the future price of corn in relation to the future price of ethanol and the overall demand in relation to production and supply capacity.

Financial Instruments

The Company believes the carrying value of cash, restricted cash, and restricted marketable securities approximate fair value.

The Company believes the carrying value of the derivative instrument approximates fair value based on widely accepted valuation techniques including discounted cash flow analysis which includes observable market-based inputs.

The Company believes the carrying amount of the line of credit and note payable approximates fair value based on substantially all of the long-term debt having a variable interest rate and the line of credit being short-term.

Recently Adopted Accounting Pronouncements

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” FSP FAS 107-1 and APB 28-1 require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. The Company adopted this new accounting standard for the financial statements for the quarter ending July 31, 2009. The adoption of FSP FAS 107-1 and APB 28-1 did not have a material impact on our financial statements.

HIGHWATER ETHANOL, LLC

(A Development Stage Company)

Notes to Unaudited Condensed Financial Statements

July 31, 2009

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165 (SFAS 165), “Subsequent Events.” SFAS 165 establishes the general standards of accounting for and disclosure of subsequent events. In addition, it requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The Company adopted this new accounting standard for the financial statements for the quarter ending July 31, 2009. The adoption of SFAS 165 did not have a material impact on our financial statements.

Subsequent Events

The Company has evaluated subsequent events through September 21, 2009, the date which the financial statements were available to be issued.

2.  UNCERTAINTIES

The Company will derive substantially all of its revenues from the sale of ethanol and distillers grains once operations commence.  These products are commodities and the market prices for these products recently display substantial volatility and are subject to a number of factors which are beyond the control of the Company.  The Company’s most significant manufacturing inputs will be corn and natural gas.  The price of these commodities is also subject to substantial volatility and uncontrollable market factors.  In addition, these input costs do not necessarily fluctuate with the market prices for ethanol and distillers grains.  As a result, the Company is subject to significant risk that its operating margins can be reduced or eliminated due to the relative movements in the market prices of its products and major manufacturing inputs.  As a result, market fluctuations in the price of or demand for these commodities can have a significant adverse effect on the Company’s operations, profitability, and availability of cash flows to make loan payments and maintain compliance with the loan agreement.

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

Except for those assets and liabilities which are required by authoritative accounting guidance to be recorded at fair value in our balance sheets, the Company has elected not to record any other assets or liabilities at fair value, as permitted by SFAS 159.  No events occurred during the quarter ended July 31, 2009 that would require adjustment to the recognized balances of assets or liabilities which are recorded at fair value on a nonrecurring basis.

HIGHWATER ETHANOL, LLC

(A Development Stage Company)

Notes to Unaudited Condensed Financial Statements

July 31, 2009

The following table provides information on those assets measured at fair value on a recurring basis:

	Fair Value as of	Fair Value Measurement Using
	July 31, 2009	Level 1	Level 2	Level 3
Restricted cash – current	$517,906	$517,906	$—	$—
Restricted marketable securities - current	$36,771	$36,771	$—	$—
Restricted marketable securities – long-term	$1,518,000	$1,518,000	$—	$—
Interest rate swap	$(2,068,509)	$—	$(2,068,509)	$—

The fair value of restricted cash, which includes money market funds, and restricted marketable securities are based on quoted market prices in an active market. We determine the fair value of the interest rate swap by using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each instrument. The analysis reflects the contractual terms of the swap agreement, including the period to maturity and uses observable market-based inputs and uses the market standard methodology of netting the discounted future fixed cash receipts and the discounted expected variable cash payments.

4.  RESTRICTED MARKETABLE SECURITIES

The cost and fair value of the Company’s restricted marketable securities consist of the following at July 31, 2009:

	Amortized Cost	Gross Unrealized Gains	Fair Value

Restricted marketable securities - Current Municipal obligations	$36,771	$—	$36,771

Restricted marketable securities – Long-term Municipal obligations	1,472,346	45,654	1,518,000

Total restricted marketable securities	$1,509,117	$45,654	$1,554,771

The long-term restricted marketable securities relate to the debt service reserve fund noted in Note 7.

Shown below are the contractual maturities of marketable securities with fixed maturities at July 31, 2009.  Actual maturities may differ from contractual maturities because certain securities may contain early call or prepayment rights.

Due within 1 year	$—
Due in 3 to 5 years	1,554,771
Due in more than 5 years	—
Total	$1,554,771

5. INVENTORY

Inventory consisted of the following at:

	July 31, 2009	October 31, 2008
Raw materials	$1,384,720	$—
Spare parts	33,399	—

Total	$1,418,119	$—

HIGHWATER ETHANOL, LLC

(A Development Stage Company)

Notes to Unaudited Condensed Financial Statements

July 31, 2009

6. DERIVATIVE INSTRUMENTS

In March 2008, the Financial Accounting Standards Board issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment to FASB Statement No 133.”  SFAS 161 applies to all derivative instruments and nonderivative instruments that are designated and qualify as hedging instruments pursuant to paragraphs 37 and 42 of SFAS 133 and related hedged items accounted for under SFAS 133. SFAS 161 requires entities to provide greater transparency through additional disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. SFAS 161 is effective for the Company’s fiscal quarter ended July 31, 2009. Because SFAS 161 requires enhanced disclosures but does not modify the accounting treatment of derivative instruments and hedging activities, the Company believes the adoption of this standard had no impact on its financial position, results of operations, or cash flows.

This Statement requires holders of derivative instruments to provide qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses from derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The Company adopted this statement for the three months ended July 31, 2009.

As of July 31, 2009, the Company has entered into an interest rate swap agreement. SFAS No. 133 requires that companies record derivative financial instruments as either assets or liabilities at fair value in the statement of financial position. Derivatives qualify for treatment as hedges when there is a high correlation between the change in fair value of the derivative instrument and the related change in value of the underlying hedged item. Furthermore, the Company must designate the hedging instruments based upon the exposure being hedged as a fair value hedge, a cash flow hedge or a hedge against foreign currency exposure. The Company formally documents, designates, and assesses the effectiveness of transactions that receive hedge accounting initially and on an on-going basis.  The Company has not designated the interest rate swap as a cash flow hedge under SFAS 133 or SFAS 161.

Interest Rate Swap

The Company manages its floating rate debt using an interest rate swap. The Company entered into fixed rate swap to alter its exposure to the impact of changing interest rates on its results of operations and future cash outflows for interest. Fixed rate swaps are used to reduce the Company’s risk of the possibility of increased interest costs. Interest rate swap contracts are therefore used by the Company to separate interest rate risk management from the debt funding decision.

At July 31, 2009, the Company had a notional amount of approximately $25,055,000 outstanding in the swap agreement that exchanges variable interest rates (LIBOR) for fixed interest rates over the terms of the agreements.  The interest rate swap is not designated as an effective hedge for accounting purposes.

The following tables provide details regarding the Company’s derivative instrument at July 31, 2009:

	Balance Sheet location	Assets	Liabilities

Interest rate swap	Derivative instrument	$—	$2,068,509

HIGHWATER ETHANOL, LLC

(A Development Stage Company)

Notes to Unaudited Condensed Financial Statements

July 31, 2009

The following tables provide details regarding the gains and (losses) from the Company’s derivative instruments in statements of operations, none of which are designated as hedging instruments:

		Three Months Ended July 31,
	Statement of Operations location	2009	2008
Interest rate swap	Gain on derivative instrument	$204,276	$237,608

		Nine Months Ended April 30,
	Statement of Operations location	2009	2008
Interest rate swap	Loss on derivative instrument	$(1,477,435)	$(283,540)

7.  DEBT FINANCING

Bank Financing

In April 2008, the Company entered into a credit agreement with a financial institution for the purpose of funding a portion of the cost of the ethanol plant.  Under the credit agreement, the lender will provide a construction loan of $50,400,000, a construction revolving loan for $5,000,000 and will support the issuance of letters of credit up to $5,600,000, all of which are secured by substantially all assets.  At July 31, 2009, the Company had issued $4,950,000 in letters of credit.  The Company will make monthly interest payments for all amounts owed during the construction phase at the greater of LIBOR plus 350 basis points or 4%, which was 4% at July 31, 2009. As of July 31, 2009, the Company has drawn approximately $47,417,000 on this facility.

Upon the completion of construction, a maximum of $25,200,000 of the construction loan will convert into a fixed rate note, a maximum of $20,200,000 will convert into a variable rate note, and a maximum of $5,000,000 will convert into a long-term revolving note.  The Company will make 59 monthly principal payments on the fixed rate note initially for approximately $145,000 plus accrued interest commencing one month immediately following the construction loan termination date. Interest will accrue on the fixed rate note at the greater of the one-month LIBOR rate plus 300 basis points or 4%. A final balloon payment on the fixed rate note of approximately $15,184,000 will be due five years following the construction loan termination date.  The Company entered into an interest rate swap which fixes the interest rate on the fixed rate note at 7.6% for five years beginning in June 2009.

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

The construction revolving loan is the Company’s line of credit and accrues interest at the greater of the one-month LIBOR plus 350 basis points or 4%.  The line of credit requires monthly interest payments and was payable in full in April 2009. In August 2009, the Company signed an amendment to extend the maturity date to February 28, 2010, to accrue interest at the greater of the 90-day LIBOR plus 450 basis points or 5.5% and require monthly interest payments.

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

HIGHWATER ETHANOL, LLC

(A Development Stage Company)

Notes to Unaudited Condensed Financial Statements

July 31, 2009

As of July 31, 2009, the Company has letters of credit outstanding of $4,950,000 as mentioned previously. The Company pays interest at a rate of 3% on amounts outstanding and the letters of credit are valid until February 2010. One of the letters of credit will automatically renew for an additional one year period in the amount of $4,000,000.

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

The estimated maturities of the long-term debt at July 31, 2009 are as follows:

2010	$3,243,748
2011	3,788,104
2012	4,073,071
2013	4,383,956
2014	4,717,045
After 2014	42,390,690

Long-term debt	$62,596,614

8.  LEASES

In April 2009, the Company entered into a five-year lease agreement with an unrelated party for 50 covered hopper cars.  The Company will pay approximately $425 per car per month beginning upon delivery of the cars.  In addition, a surcharge of $0.03 per mile will be assessed for each mile in excess of 30,000 miles per year a car travels.  The Company estimates the annual expense related to this lease to approximate $255,000.

HIGHWATER ETHANOL, LLC

(A Development Stage Company)

Notes to Unaudited Condensed Financial Statements

July 31, 2009

The Company has also entered into a capital lease agreement as discussed in Note 7.

Future minimum lease payments under the capital lease are as follows at July 31, 2009:

2010	$1,290,300
2011	1,290,300
2012	1,290,300
2013	1,290,300
2014	1,290,300
After 2014	21,965,550
Total	28,417,050
Less amount representing interest	13,237,050
Present value of minimum lease payments	15,180,000
Less current maturities	—
Long-term debt	$15,180,000

9.  RELATED PARTY TRANSACTIONS

In September 2006, the Company entered into an agreement with a general contractor, a member, to design and build the ethanol plant.  As of July 31, 2009, the Company has incurred approximately $70,164,000 for these services.

In December 2007, the Company entered into an agreement with a related party through common ownership for the construction of a water treatment facility, well drilling, and installation of the fire loop.  As of July 31, 2009, the Company has incurred approximately $15,961,000 under this agreement.

In June 2007, the Company entered into an agreement with a related party, a member, to be the exclusive provider of electricity for the plant.  Since June 2008, the monthly fee of approximately $12,000 had been suspended until operations begin.

In August 2008, the Company entered into an agreement with a related party through common ownership for the construction of an administration building.  As of July 31, 2009, the Company has incurred approximately $271,000 of the expected $300,000.

10.  COMMITMENTS AND CONTINGENCIES

Construction Contracts

The total cost of the project, including the construction of the ethanol plant and start-up expenses, is expected to approximate $114,739,000.  The Company signed an agreement in September 2006 with a general contractor, a related party, to design and build the ethanol plant at a total contract price, with change orders, to approximately $70,164,000, which has been incurred as of July 31, 2009.

Site Improvement Contracts

In December 2007, the Company entered into an agreement with a related party for construction of a water treatment facility and installation of the fire loop for approximately $15,995,000.  The Company makes monthly payments based on the amount of work completed, with 5% retainage held on the last two payments.  As of July 31, 2009, the Company has incurred approximately $15,961,000 under this agreement.

In July 2008, the Company entered into an agreement with an unrelated party for rail work for approximately

HIGHWATER ETHANOL, LLC

(A Development Stage Company)

Notes to Unaudited Condensed Financial Statements

July 31, 2009

$4,361,000.  The Company pays a monthly fee of 90% of the value based on the amount of work completed, with the remaining 10% held as retainage.  The contractor began work on August 15, 2008.  Originally, the contractor was required to complete the project by January 15, 2009 or pay the Company $750 for damages each day that work extended beyond January 15, 2009.  Due to other construction delays, the rail work was not completed until quarter ended July 31, 2009, with no damages being assessed.  As of July 31, 2009, the Company incurred approximately $4,286,000 under this agreement.

In August 2008, the Company entered into an agreement with a related party for the construction of an administration building for approximately $278,000.  The Company shall pay a monthly fee of 90% of the value based on the amount of work completed, with the remaining 10% held as retainage.  As of July 31, 2009, the Company has incurred approximately $271,000.

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

In May 2008, the Company entered into an agreement with an unrelated party to provide construction management services.  The agreement will remain in effect until terminated.  The fees for these services are $10,250 per month plus expense reimbursement.  As of July 31, 2009, the Company has incurred approximately $162,000 under this agreement.

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

July 31, 2009

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition for the nine month period ended July 31, 2009, compared to the same period of the prior fiscal year.  This discussion should be read in conjunction with the condensed financial statements and notes and the information contained in the Company’s Annual Report on Form 10-KSB for the fiscal year ended October 31, 2008, which is in the process of being amended to include the effects of an unrecorded interest rate swap as noted in the Form 8-K filed on September 11, 2009.

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

•                  Volatile commodity and financial markets;

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

•                  Changes in plant production capacity or technical difficulties in operating the plant;

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

Overview

Highwater Ethanol, LLC (“we,” “our,” “Highwater” or the “Company”) is a production-stage Minnesota limited liability company organized on May 2, 2006, for the purpose of developing, constructing, owning and operating a 50 million gallon per year ethanol plant near Lamberton, Minnesota.  We commenced production of ethanol and distillers grains on August 14, 2009, following our July 31, 2009 quarter end.  Based upon engineering specifications from our design-builder, Fagen, Inc., we expect the ethanol plant will process approximately 18.5 million bushels of corn per year into 50 million gallons of denatured fuel grade ethanol and 160,000 tons of dried distillers grains with solubles.  We had previously anticipated a May 2009 start up date but due to minor permitting issues with the Minnesota Pollution Control Agency regarding our wastewater treatment process, we did not commence operations until mid-August 2009.  Due to the delay in commencement of operations from initial expectations there may be cost overages in certain categories; however, we were able to finance the construction and start-up of the ethanol plant with a combination of equity and debt that we previously obtained.

We anticipate the total project cost to be approximately $114,739,000, which includes construction of our ethanol plant and start-up of operations.  We previously anticipated the total project cost to be approximately $113,580,000; however, due to the delay in start-up date from the original anticipated date of May 2009 until the actual start-up date of August 2009 we incurred additional costs.  Despite these additional costs we were able to finance the construction and start-up of the ethanol plant with a combination of equity and debt, that we previously obtained.

Since we were not yet operational as of our July 31, 2009 quarter end, we do not have comparable income, production or sales data.

Plan of Operations for the Next 12 Months

We expect to spend the next 12 months focused on completing the final punch list items for plant construction and operating the plant efficiently.  As a result of our successful completion of the registered offering and the related debt financing, we had sufficient cash on hand to cover all costs associated with construction of the project.

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

Under the Agreement, FNBO has agreed to loan us up to $61,000,000, consisting of a $50,400,000 Construction Loan, together with a $5,000,000 Revolving Loan, and $5,600,000 to support the issuance of letters of credit by FNBO.  As of July 31, 2009, the Company has drawn approximately $47,417,000 on this financing.  We have issued letters of credit to Redwood Electric Cooperative, Inc., Northern Natural Gas Company and Liberty Mutual Insurance Company for the amount of $700,000, $4,000,000 and $250,000 respectively.  The details of the letters of credit are described below in Plant Construction and Start-Up of Plant Operations.

During the construction period, interest on the Construction Loan will be payable on a monthly basis on the outstanding principal amount at a variable rate equal to the greater of the one month LIBOR Rate, in effect from time to time, plus 350 basis points or 4%, prior to maturity.  Upon completion of construction, the Construction Loan will be converted into a fixed rate note for the maximum amount of $25,200,000, a variable rate note for the maximum amount of $20,200,000 and a long term revolving note for the maximum amount of $5,000,000.  The amount available on the long term revolving note will decline annually by the greater of $125,000 or 50% of the excess cash flow, as defined by the Agreement.

We will make 59 monthly principal payments on the Fixed Rate Loan initially for approximately $145,000 plus accrued interest on the eighth day of every month commencing one month immediately following the Construction Loan Termination Date.  Interest will accrue on the fixed rate note at the greater of the one month LIBOR Rate, in effect from time to time, plus 300 basis points or 4%.  A final balloon payment of approximately $15,184,000 will be due on the termination date of the Fixed Rate Loan, which will be five years following the Construction Loan Termination Date.  We will make 59 monthly payments initially for approximately $147,000 plus accrued interest on the eighth day of every month commencing one month immediately following the Construction Loan Termination Date which shall be allocated as follows: (i) first to accrued and unpaid interest on the Long Term Revolving Note, (ii) next to accrued and unpaid interest on the Variable Rate Note, and (iii) next to principal on the Variable Rate Note.  A final balloon payment of approximately $14,807,000 will be due five years following the construction loan termination date.  Pursuant to the First Amendment of Construction Loan Agreement executed between FNBO and the Company on August 11, 2009, the Loan Termination Date of the Revolving Promissory Notes has been extended to February 28, 2010.

The construction revolving loan is the Company’s line of credit and accrues interest at the greater of the one month LIBOR Rate, in effect from time to time, plus 350 basis points or 4%.  The line of credit requires monthly interest payments and was payable in full in April 2009.  In August 2009, Highwater signed an amendment to the Construction Loan Agreement to extend the maturity date of the loan to February 28, 2010 to accrue interest at the greater of the 90-day LIBOR plus 450 basis points or 5.5% and require quarterly interest payments.  We had no advances on the line of credit.

The interest rate applicable to the Revolving Loan, Variable Rate Notes and the Long Term Revolving Loan is subject to reduction commencing six months following the Construction Loan Termination Date, based on the Company’s most recent interim financial statements; provided, however, that in no event shall the interest rate be less than 4% with respect to the Variable Rate Notes and the Long Term Revolving Loan and 5.5% with respect to the Revolving Loan.  In the event the Company maintains certain ratios with regard to the Company’s indebtedness to net worth, which will be measured quarterly, the interest rate will be reduced.

The Company manages its variable rate debt using an interest rate swap.  The Company entered into fixed rate swap to alter its exposure to the impact of changing interest rates on its results of operations and future cash outflows for interest. Fixed rate swaps are used to reduce the Company’s risk of the possibility of increased interest costs. Interest rate swap contracts are used by the Company to separate interest rate risk management from the debt funding decision.  The interest rate swap had an initial notational amount of $25,200,000 outstanding that exchanged variable interest rates (LIBOR) for fixed interest rates over the term of the agreement.  The interest rate swap is not designated as an effective hedge for accounting purposes.  The changes in the fair value of the interest rate swap are recorded as gains or losses in the statement of operations and are classified in other income and expense. This fixes the interest rate on the notional amount outstanding at 7.6% until June 2014.

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

In addition, during the term of the loans, we will be subject to certain financial covenants though many of these covenants are not yet applicable to the Company because our construction loan has not yet converted to term loans.  However, until the fourth month after the Construction Loan Termination Date, the Company is required to maintain at all times working capital of not less than $1,000,000.  Furthermore, until the Construction Loan Termination Date, the Company shall maintain an interest coverage ratio of not less than 1.10:1.0.  We expect our construction loan to convert to term loans after we commence operations at our facility.  After our construction phase we will be limited to annual capital expenditures of $1,000,000 without the prior approval of FNBO.  We will also be prohibited from making distributions to our members of greater than 45% of our net income during any fiscal year if our debt leverage ratio (combined total liabilities to net worth) is greater than or equal to 1.0:1.0.  Our failure to comply with the protective loan covenants or maintain the required financial ratios may cause acceleration of the outstanding principal balances on the term notes and revolving note and/or the imposition of fees, charges or penalties.  Any acceleration of the debt financing or imposition of the significant fees, charges or penalties may restrict or limit our access to the capital resources necessary to continue plant construction or operations.  The agreement is secured by substantially all business assets and is subject to various financial and non-financial covenants that limit distributions and leverage and require minimum debt service coverage, net worth, and working capital requirements.

Also on April 24, 2008, we entered into certain financing and credit arrangements with U.S. Bank National Association, as trustee (the “Trustee”) and the City of Lamberton, Minnesota (the “City”) in order to secure the proceeds from the sale of the solid waste facilities revenue bonds, Series 2008A (the “Bonds”) issued by the City in the aggregate principal amount of $15,180,000 pursuant to a trust indenture between the City and the Trustee (“Trust Indenture”).  The City has undertaken the issuance of the Bonds to finance the acquisition and installation of certain solid waste facilities in connection with our ethanol plant to be located near Lamberton, Minnesota.  Highwater received proceeds of approximately $14,876,000, after financing costs of approximately $304,000.  The remaining proceeds were held as restricted cash or marketable securities based on anticipated use and are split between a project fund of approximately $11,527,000, a capitalized interest fund of approximately $1,831,000, and a debt service reserve fund of approximately $1,518,000.  The Bonds mature on December 1, 2022 and bear interest at a rate of 8.5%.  Under this equipment lease agreement with the City, we started making interest payments on November 25, 2008 at an implicit interest rate of 8.5%.  Pursuant to the lease agreement we paid $775,000 in interest in December 2008.  Monthly capital lease payments for principal were originally scheduled to begin on November 25, 2009; however, the City amended the agreement in September 2008 which adjusted the start date for principal payments to begin on November 25, 2014.

Plant construction and start-up of plant operations

We completed plant construction in August 2009.  As we had not yet completed construction and start-up activities as of the fiscal quarter end on July 31, 2009, we anticipate that our total project cost will be approximately $114,739,000.  We previously anticipated the total project cost to be approximately $113,580,000; however, due to the delay in start-up date from the original anticipated date of May 2009 until the actual start-up date of August 2009 we incurred additional costs.  Despite these additional costs we had sufficient cash on hand through our previous equity and debt financing to complete construction and start-up operations.  We are now operational and expect to begin generating cash flow.

We entered into a design-build contract with Fagen, Inc. for the design and construction of our ethanol plant for a total price of $70,164,000, which includes change orders and an adjustment based on the Construction Cost Index at the time we issued our notice to proceed with construction in April 2008.  We paid a mobilization fee of $5,000,000 to Fagen, Inc. when we issued our notice to proceed pursuant to the terms of the design-build contract.  As of July 31, 2009, we have incurred approximately $70,164,000 for these services.

We executed a Phase I and Phase II Engineering Services Agreement with Fagen Engineering, LLC, an entity related to our design-builder Fagen, Inc., for the performance of certain engineering and design work. Fagen Engineering, LLC performs the engineering services for projects constructed by Fagen, Inc. In exchange for certain engineering and design services, we paid Fagen Engineering, LLC a lump-sum fixed fee, which has been credited against the total design-build costs.

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

On November 28, 2007, we executed a Phase 1 Mass Grading and Drainage Agreement with R and G Construction Co. (“R and G”) for certain improvements to the project site which involves mass grading and drainage activities, for approximately $2,156,000, with change orders. We agreed to pay a monthly fee of 90% of the value based on the amount of work completed with the remaining 10% held as retainage.  As of July 31, 2009, we incurred approximately $2,113,000 for R and G’s services under this agreement.  In August 2008, we entered into an additional contract with R and G for rail system drainage for an amount of approximately $1,214,000.  We agreed to pay a monthly fee of 90% of the value based on the amount of work completed, with the remaining 10% held as retainage.  As of July 31, 2009, we had incurred approximately $1,190,000 in costs under this agreement.

In December 2007, we entered into an agreement with Rice Lake Construction, a related party, for construction of a water treatment facility and installation of the fire loop for approximately $15,995,000.  We agreed to make monthly payments based on the amount of work completed, with 5% retainage held on the last two payments.  As of July 31, 2009, we had incurred approximately $15,961,000 in costs under this agreement and the project is nearing completion.

In July 2008, we entered into an agreement with L.A. Colo., LLC (“L.A. Colo”) for rail work in the amount of approximately $4,361,000.  We agreed to pay a monthly fee of 90% of the value on the amount of work completed with the remaining 10% held as retainage.  Originally, work was to be completed by January 15, 2009 or L.A. Colo would be required to pay the Company $750 in damages for each day that work was extended beyond January 15, 2009.  Due to construction delays unrelated to L.A. Colo, it was unable to complete the project by January 15, 2009; however, as the construction delays were not attributable to L.A. Colo, no late fees were assessed.  As of July 31, 2009, we had incurred approximately $4,286,000 in costs under this agreement and the project has been completed.

Also, in July 2008, we entered into an agreement with McCormick Construction Company for the installation of auger cast pilings for support of grain silos for approximately $428,000.  We incurred approximately $424,000 in costs to complete construction under this agreement.

In August 2008, we entered into an agreement with Lamberton Construction, a related party, for the construction of an administration building for approximately $300,000.  As of July 31, 2009, we had incurred approximately $271,000 in costs under this agreement.  All major construction under this agreement has been completed.

We commenced site work at the plant in November 2007.  We provided Fagen, Inc. with notice to proceed with construction, which was executed on April 7, 2008.  Plant construction was completed for an August 2009 start-up date.   Since the 10-Q filed for the fiscal quarter ended April 30, 2009, the major construction achievements to mention were:

•                  The Fagen, Inc. crews substantially completed their portion of construction by late June 2009.

•                  The corn and dried distillers grain systems were flushed in June 2009.

•                  The hydrotesting of all tank farm storage vessels was completed by the end of May 2009.

•                  The truck and rail scales were inspected and certified by the State of Minnesota and Bureau of Weights and Measures in late June 2009 and early July 2009, respectively.

•                  McCormick, Inc. finished installing all of the grain handling equipment and also installed a water repellent roof on the silos.

•                  R & G Construction installed the last portion of drain culvert, reapplied laydown yard gravel to back grade plant buildings and completed the final grading of site roads in May 2009.

•                  Rice Lake Construction and Wagner Construction completed water main hydrotesting, pump house installation for the wells and fire loop testing which brought the water from the wells to the plant.

•                  Rice Lake completed the Cold Lime Softening Water treatment building and equipment installation to provide the filtered water for the hydrotesting of water tanks, process water lines and fire loop.

•                  L.A. Colo finished rail tracks 6 and 7, retamped some track sections and readjusted several rail switches for full time rail operation.  Rail tank cars and Ballast cars were all staged on site by the end of April 2009.

•                  We commenced plant operations on August 14, 2009.

We estimate that it has cost a total of approximately $70,164,000 to construct the plant and a total of approximately $44,575,000 to cover all other expenditures necessary to complete the project, commence plant operations and produce revenue.

Marketing and Grain Procurement Agreements

We have entered into an ethanol marketing agreement with Renewable Products Marketing Group, LLC (“RPMG”) pursuant to which RPMG will be our exclusive ethanol marketer.  RPMG will use its best efforts to market and obtain the best price for the ethanol we expect to produce in exchange for a percentage of the price we receive for each gallon of ethanol sold.  The initial term of the RPMG agreement is for 24 months commencing in August 2009, and shall be automatically extended for 12 months unless either party gives the other prior written notice.  The RPMG agreement can be terminated for any uncured breach of the terms of the agreement.  In the event the agreement is not renewed, Highwater will assume certain rail car leases currently controlled by RPMG.

On October 11, 2007, we entered into a Distillers Grains Marketing Agreement with CHS, Inc.  CHS, Inc. will market our distillers grains and we receive a percentage of the selling price actually received by CHS, Inc. in marketing our distillers grains to its customers.  Under the agreement, CHS, Inc. will pay to us a price equal to 98% of the FOB plant price actually received by CHS, Inc. for all dried distillers grains removed by CHS, Inc. from our plant and a price equal to 96% of the FOB plant price actually received by CHS, Inc. for all our wet distillers grains. The term of our agreement with CHS, Inc. is for one year commencing in August 2009.  Thereafter, the agreement will remain in effect unless otherwise terminated by either party with 120 days notice.  Under the agreement, CHS, Inc. will be responsible for all transportation arrangements for the distribution of our distillers grains.

We have entered into a grain procurement agreement with Meadowland Farmers Co-op (“Meadowland”).  Meadowland has the exclusive right and responsibility to provide us with our daily requirements of corn meeting quality specifications set forth in the grain procurement agreement.  Under the agreement, we will purchase corn at the local market price delivered to the ethanol plant plus a fixed fee per bushel of corn purchased.  We will provide Meadowland with an estimate of our usage at the beginning of each fiscal quarter and Meadowland agrees to at all times maintain a minimum of 7 days corn usage at our plant.  The initial term of the agreement is 7 years from the time we request our first delivery of corn.  We received our first delivery of corn in July 2009 and started grinding corn on August 14, 2009.

In April 2009, we entered into a five-year lease agreement which began in July 2009 with Trinity Industries Leasing Company for fifty (50) used covered hopper cars.  We will pay approximately $425.00 per car per month beginning on July 1, 2009.  In addition, a surcharge of $0.03 per mile will be assessed for each mile in excess of 30,000 miles per year a car travels.

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

Construction Consulting Agreement

On May 27, 2008, we entered into an Agreement for Consulting Services with Granite Falls Energy, LLC (“Granite Falls”) to assist us in monitoring the construction and reviewing project plans and documents.  Granite Falls services included reviewing our project budget and timeline, reviewing contracts, weekly on-site inspections, obtaining competitive bids and executing contracts for services not currently under contract and providing recommendation and analysis of change order requests.  In exchange for these services, we paid Granite Falls a consultant fee of $10,250 per month.  Additional services were billed to Highwater in accordance with a set fee schedule.  The agreement commenced May 1, 2008 and was terminated in accordance with its terms in August 2009.

Natural Gas Service Agreement

On July 1, 2008, we entered into a natural gas service agreement with CenterPoint Energy Resources Corp., d.b.a. CenterPoint Energy Minnesota Gas (“CenterPoint Energy”).  CenterPoint Energy has constructed a pipeline from the Northern Natural Gas Company (“Northern”) Town Border Station for Highwater (“Highwater TBS”) terminating at Highwater’s selected location.  Additionally, we agreed to purchase all of its natural gas requirements from CenterPoint Energy’s pipeline.  This Agreement will continue until October 31, 2019.  Also, pursuant to this agreement, Highwater has provided Northern with a letter of credit for $4,000,000.  Northern may draw on the letter of credit only if (1) Highwater is in default of its obligations under this agreement and all applicable notice and cure periods have expired or (2) Northern’s contractual obligations with Highwater extend beyond the expiration date of the Letter of Credit and either Highwater or the Issuing Bank has provided notice to Northern that the Letter of Credit will not be extended beyond its currently effective expiration period.  Pursuant to the terms of the agreement we provided a security deposit of $500,000, which was returned to the Company with the release of the capacity agreement in January 2009.

Permitting and Regulatory Activities

We are subject to extensive air, water and other environmental regulations.  Fagen, Inc. and AECOM (formerly known as Earth Tec Consulting, Inc.) assisted us with obtaining certain environmental permits, and advised us on general environmental compliance.  We have obtained the required air and construction permits necessary for construction of the plant as well as all other permits necessary to operate the plant.   Furthermore, we have received our required permits from the Minnesota Pollution Control Agency (“MPCA”).  Additionally, we have received the water appropriation permits from the Minnesota Department of Natural Resources as well as Notice from the Redwood Conservation District approving an exemption to place force mains through a wetland area.

In the spring of 2009, testing under production load conditions revealed the need for additional reverse osmosis (“RO”) equipment to further reduce sodium and sulfate levels in the treated water prior to discharge.  This change required modification of the Cold Lime Softening building and piping to make room for an additional RO skid.  The additional equipment assures compliance with the currently issued NPDES permit.  We completed our thirty (30) day water valve testing on the RO pond with the MPCA and completed all of the modifications necessary to comply with the currently issued NPDES permit.

We are subject to oversight by the MPCA as well as the United States Environmental Protection Agency (“EPA”).  There is always a risk that the EPA may enforce certain rules and regulations differently than the MPCA.  Minnesota or EPA rules are subject to change, and any such changes could result in greater regulatory burdens on plant operations.  We could also be subject to environmental or nuisance claims from adjacent property owners or residents in the area.  Such claims may have adverse results in court if we are deemed to have engaged in a nuisance that substantially impairs the fair use and enjoyment of real estate.  Our management considers environmental compliance a top priority and strives to consistently meet the environmental standards of the MPCA and EPA.

The government’s regulation of the environment changes constantly.  It is possible that more stringent federal or state environmental rules or regulations could be adopted, which could increase our operating costs and expenses.  It is also possible that federal or state environmental rules or regulations could be adopted and have an adverse effect on the production and use of ethanol.  Furthermore, plant operations are governed by the Occupational Safety and Health Administration (“OSHA”).  OSHA regulations may change such that the costs of operating the plant may increase.

If there are any additional permits required to operate our facility, we will work with the necessary government agency to obtain any such permits.  Currently, we do not anticipate the necessity of any additional permits; however, additional permit requirements may arise in which case our plant may not be allowed to operate.

Operating Expenses

As our ethanol plant neared completion, we began to incur various operating expenses, such as supplies, utilities and salaries for administration and production personnel.  Along with operating expenses, we expect to have significant expenses relating to financing and interest.  We have allocated funds in our budget for these expenses, but cannot assure that the funds allocated will be sufficient to cover actual expenses.  As we continue with initial operations at the plant, we may need additional funding to cover these costs if sufficient funds are not available or if costs are higher than expected.

Employees

As of the date of this report, we have 37 employees.  Approximately ten of these employees are involved primarily in management and administration.  The remaining employees are involved primarily in plant operations.  The production employees participated in training courses commencing on May 4, 2009, and spent approximately one week in June 2009 for hands on training at Granite Falls, an operating ethanol plant located in Granite Falls, Minnesota.  We do not currently anticipate any significant change in the number of employees at our plant.

In November 2008, we appointed Brian Kletscher to serve as the General Manager/Chief Executive Officer of our plant.  We have agreed to pay Brian Kletscher an annual base salary of $101,000.  In addition, to his base salary, Mr. Kletscher may be eligible for a performance bonus during the term of his employment as determined by our board of governors in its sole discretion.

On February 19, 2009, Mark Peterson began his employment with Highwater Ethanol as our Chief Financial Officer (“CFO”).  We agreed to pay Mr. Peterson a base salary of $100,000 per year in exchange for his services as CFO.  Mr. Peterson may also be eligible for a performance bonus during the term of his employment as determined by the board of governors in its sole discretion.

The following table represents some of the positions within the plant:

# Full-Time
Position	Personnel
General Manager/Chief Executive Officer	1
Plant Manager	1
Risk/Commodity Manager	1
Controller/Chief Financial Officer	1
Operations Manager	1
Lab Manager	1
Lab Technician	1
Secretary/Clerical	2
Environmental Health and Safety Coordinator	1
Shift Supervisor	4
Maintenance Technician	2
Maintenance Manager	1
Water Plant Operator	1
Grain and Rail Attendants	4
Electrician	1
Plant Operators	14
TOTAL	37

We entered into written confidentiality and assignment agreements with our key officers and employees. Among other things, these agreements require such officers and employees to keep all proprietary information developed or used by us in the course of our business strictly confidential.

On August 24, 2009, the Company’s board of governors, pursuant to the Amended and Restated Member Control Agreement, exercised its right to increase the size of the board of governors by establishing three additional board seats.  Scott Brittenham, Luke Spalj and Rex Roehl were appointed to fill these three additional seats until the 2010 Annual Meeting of the Members.

At the board of governors meeting on August 6, 2009, the board of governors approved the following compensation structure.  For regular board meetings the governors in attendances will be compensated $350.  For committee meetings, governors will be compensated $200 and the governors must be in attendance to receive compensation.  Mileage will be paid when attending board meetings, committee meetings or representing the Company at the Company’s request.  David Moldan is currently serving as our board chairman and currently receives compensation in the amount of $1,250 per month for his services as an officer of our board of governors.

The vice chairman, treasurer and secretary receive compensation in the amount of $500 per month in addition to the compensation for attending regular board meetings and committee meetings.  The salaries will be distributed only if the officers are present for the monthly executive board meeting.

On July 1, 2009, the board of governors adopted a Risk Management Policy in order to mitigate the risk of adverse price movement on input and output commodities and/or products.  The Risk Management Policy creates a Risk Management Committee and a Market Committee.  The Risk Management Committee will consist of three governors designated by the board of governors.  The Market Committee will consist of a minimum of three members including the General Manager, the Commodity Manager and Financial Officer.  The Risk Management Committee and Market Committee will report to the board of governors.  Risk limits will be established by the board of governors to be adhered to by the Risk Management Committee and Market Committee.

Liquidity and Capital Resources

Estimated Sources of Funds

The following schedule sets forth estimated sources of funds to build our ethanol plant near Lamberton, Minnesota.

Sources of Funds		Percent
Offering Proceeds (1)	$45,710,000	39.84%
Seed Capital Proceeds (2)	$1,680,000	1.46%
Senior and Subordinated Debt Financing (3)	$52,473,000	45.73%
Bond Financing (4)	$14,876,000	12.97%

Total Sources of Funds	$114,739,000	100.00%

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

(3)                                                    We have a definitive loan agreement with FNBO for debt financing in the amount up to $61,000,000, consisting of up to $50,400,000 for a Construction Loan, together with up to $5,000,000 Revolving Loan and up to $5,600,000 to support the issuance of letters of credit by FNBO.  As of July 31, 2009, we have drawn approximately $47,417,000 of this financing.  Additionally, we have issued letters of credit to Redwood Electric Cooperative, Inc., Northern Natural Gas Company and Liberty Mutual Insurance Company for the amount of $700,000, $4,000,000 and $250,000 respectfully.  The details of the letters of credit are described above in Plant Construction and Start-Up of Plant Operations.

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

As of July 31, 2009, the plant was still undergoing final construction items and was commencing start-up operations; however we believe we had sufficient cash on hand through our equity and debt financing to cover all costs associated with the completion of construction of the project, including, but not limited to, site development, utilities, construction and equipment acquisition.

Estimated Uses of Proceeds

The following table reflects our estimate of costs and expenditures for the ethanol plant to be built near Lamberton, Minnesota.  These estimates are based on discussions with Fagen, Inc., our design-builder. We previously anticipated the total project cost to be approximately $113,580,000; however, due to the delay in start-up date from the original anticipated date of May 2009 until the actual start-up date of August 2009 we incurred additional costs.  Despite these additional costs we were able to finance the construction and start-up of the ethanol plant with a combination of equity and debt.  The following figures are intended to be estimates only, and the actual use of funds may vary significantly from the descriptions given below due to a variety of factors described elsewhere in this report.

Estimate of Costs as of the Date of this Report.

Use of Proceeds	Amount	Percent of Total

Plant construction	$70,400,000	61.36%
Land cost	1,098,000	0.96%
Site development costs	7,645,000	6.66%
Construction insurance costs	180,000	0.16%
Administrative building	303,000	0.26%
Office equipment	84,000	0.07%
Computers, Software, Network	193,000	0.17%
Railroad	5,450,000	4.75%
Rolling stock	560,000	0.49%
Fire Protection and water supply	15,000,000	13.07%
Construction Manager Fees	142,000	0.12%
Capitalized interest	2,733,000	2.38%
Start up costs:
Financing costs	2,013,000	1.75%
Cost of Raising Capital	736,000	0.64%
Organization costs	1,881,000	1.64%
Pre-production period costs	1,200,000	1.05%
Debt Service Reserve	1,518,000	1.32%
Working capital	1,000,000	0.87%
Inventory - corn	1,257,000	1.10%
Inventory - chemicals and ingredients	126,000	0.11%
Inventory - Ethanol	850,000	0.74%
Inventory - DDGS	200,000	0.17%
Spare parts - process equipment	170,000	0.15%
Total	$114,739,000	100.00%

We expect the total funding required for the plant to be approximately $114,739,000, which includes $70,164,000 to build the plant and approximately $44,575,000 for other project development costs including land, site development, utilities, start-up costs, capitalized fees and interest, inventories and working capital.  In addition, our use of proceeds budget was previously increased due to increases in the budgeted amounts for the CCI contingency, site development costs, construction performance bond, railroad costs, fire protection and water supply, and financing costs.  Our use of proceeds is measured from date of inception and we have already incurred some of the related expenditures.

Quarterly Financial Results

As of July 31, 2009, we had cash of approximately $1,559,000 and total assets of approximately $110,499,000, which includes approximately $102,107,000 in construction in progress, approximately $1,418,000 in inventory and approximately $1,555,000 in restricted marketable securities.   As of July 31, 2009, we had current liabilities of approximately $7,775,000 consisting primarily of accrued expenses in the amount of approximately $462,000, construction payables of approximately $3,213,000 and current maturities of debt of $3,244,000.  In addition, we have incurred long-term debt of approximately $59,353,000 and the long-term portion of the interest rate swap of approximately $1,491,000.  Total members’ equity as of July 31, 2009, was approximately $41,880,000.  Since inception, we have generated no revenue from operations.  From our inception through July 31, 2009, have accumulated net losses of approximately $4,820,000 and accumulated other comprehensive gain of approximately $46,000.

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

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable.  Impairment testing for assets requires various estimates and assumptions, including an allocation of cash flows to those assets and, if required, an estimate of the fair value of those assets.  Our estimates are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable. These valuations require the use of management’s assumptions, which do not reflect unanticipated events and circumstances that may occur.  Given the significant assumptions required and the possibility that actual conditions will differ, we consider the assessment of carrying value of property and equipment to be a critical accounting estimate.

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

We had no operating history as of our fiscal quarter ended July 31, 2009 and our business may not be as successful as we anticipate.  As of July 31, 2009, we had not yet completed construction of the plant.  However, plant construction has since been completed and operations commenced in August 2009.  Accordingly, we have no operating history from which you can evaluate our business and prospects. Our operating results could fluctuate significantly in the future as a result of a variety of factors. Many of these factors are outside of our control.  In addition, our prospects must be considered in light of the normal risks and uncertainties encountered by an early stage company in an industry where supply, demand and pricing may change substantially in a short amount of time.

Trends and Uncertainties Impacting the Ethanol and Distillers Grains Industries and Our Future Revenues

Once we commence operations, our revenues will primarily consist of sales of the ethanol and distillers grains we produce, with ethanol sales comprising the majority of our revenues.  The price for ethanol decreased during the fiscal quarter ended July 31, 2009, in conjunction with decreases in the market price of gasoline during that period.  Management anticipates stronger ethanol demand and higher ethanol prices as a result of the global economic recovery.  We also anticipate that our future results of operations may be affected by periods of relatively high corn prices.  If the price of ethanol remains low for an extended period of time, we anticipate that this could significantly impact our future results of operations, especially if raw material costs increase.  We anticipate that the price of distillers grains will continue to fluctuate in reaction to changes in the price of corn and soybean meal and therefore we expect that we may encounter lower distillers grains prices once we become operational.  The ethanol industry needs to continue to expand the market of distillers grains in order to maintain current distillers grains prices.  We may expect to see reduced demand for distillers grains from the poor economic conditions associated with the negative margins in the domestic livestock industry.

According to the Renewable Fuels Association, as of August 4, 2009, there were 201 ethanol plants in operation nationwide with the capacity to produce approximately 13.1 billion gallons of ethanol annually.  The RFA estimates that plants with annual production capacity of approximately 10.5 billion gallons are currently operating and that approximately 14% of nameplate production capacity is not currently operational.  An additional 16 plants are currently under construction or expansion, which may add an estimated 1.5 billion gallons of annual ethanol production capacity when they are completed.  Accordingly, management anticipates that the production capacity of the ethanol industry is greater than ethanol demand which may continue to depress ethanol prices.  According to the Energy Information Administration, 2008 ethanol demand was 9.5 billion gallons which is significantly less than the current production capacity of the ethanol industry.  Pursuant to the National Renewable Fuels Standard, renewable fuels must be blended into 11.1 billion gallons of fuel in 2009, however, corn based ethanol can only account for 10.5 billion gallons of the RFS.  Therefore, management anticipates that ethanol demand will be capped at approximately 10.5 billion gallons for 2009, which may affect our ability to market ethanol.  In previous years, more ethanol was blended than was required by the RFS as a result of the price of ethanol being more favorable than the price of gasoline.  As of July 31, 2009, the relative prices of gasoline and ethanol, along with the Volumetric Ethanol Tax Credit, presented a strong incentive for gasoline blenders to utilize ethanol, which has increased ethanol demand and ethanol prices.  Gasoline prices continue to be higher than ethanol prices and there seem to be more economic incentive for blenders to use more ethanol.

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

Ethanol Industry Competition

We operate in a competitive industry and compete with larger, better financed entities which could impact our ability to operate profitably. There is significant competition among ethanol producers with numerous producer and privately owned ethanol plants planned and operating throughout the United States. In addition, we are beginning to see consolidation in the industry.  Archer Daniels Midland Company, POET, LLC, Hawkeye Renewables, LLC, Valero Renewable Fuels and Cargill Incorporated control a significant portion of the ethanol market, producing an aggregate of over 3.7 billion gallons of ethanol annually. VeraSun, a former industry leader filed for Chapter 11 Bankruptcy and auctioned off its ethanol plants in March 2009.  Valero Renewable Fuels purchased five of VeraSun’s refineries as well as a development site in Reynolds, Indiana.  VeraSun’s filing was part of a series of ethanol bankruptcies, including Panda Ethanol, Renew Ethanol, Gateway Ethanol, Greater Ohio Ethanol, Northeast Biofuels, Cascade Grain and many more.  As a result of any other bankruptcy induced sales in the ethanol industry, other ethanol producers may be in a position to purchase the assets of a company in bankruptcy or financial distress, which could lead to further consolidation of the ethanol industry.  The increased consolidation in the industry would affect our ability to compete in the industry and could impact our ability to operate profitably.

Economic Downturn

The global economy continues to struggle.  Financial institutions across the country have lost billions of dollars due to the extension of credit for the purchase and refinance of over-valued real property.  The U.S. economy is in the midst of a recession, with increasing unemployment rates and decreasing retail sales.  However, many experts have described tentative signs of recovery.  Other large corporate giants, such as the big three auto makers, sought government bailout money and General Motors and Chrysler both filed for Chapter 11 bankruptcy.  These factors caused and continue to cause significant economic stress and upheaval in the financial and credit markets in the United States, as well as abroad.  Credit markets have tightened and lending requirements have become more stringent.  Oil prices dropped rapidly in the early part of the recession as demand for fuel decreased.  Recently, the oil market has been experiencing dramatic swings.  As long as worries over an economic recovery persist, oil prices will likely continue to see more volatility in the near term.  It is uncertain how long and to what extent these economic troubles may negatively affect ethanol prices in the future.

Corn Prices

We anticipate that corn prices will continue to be volatile through the remainder of the growing season.  We expect that the poor economic conditions associated with the global economic slow down and the negative margins in the domestic livestock industry will ultimately reduce demand for corn.

Our cost of goods sold will consist primarily of costs relating to the corn and natural gas supplies necessary to produce ethanol and distillers grains for sale.  On September 11, 2009, the United States Department of Agriculture (“USDA”) released its Crop Production report, which estimated the 2009 grain corn crop at 12.9 billion bushels.  The September 11, 2009 estimate of the 2009 corn crop is approximately 7% higher than the 2008 corn crop.  Based on conditions as of September 11, 2009, yields are expected to average 161.9 bushels per acre, up 8.0 bushels from last year.  If realized this will be the highest yield on record and production will be the second largest, behind only 2007.  The USDA estimates that growers will harvest 80 million acres of corn for grain, up 2% from last year.  Corn prices reached historical highs in July 2008, but have come down sharply since that time as stronger than expected yields materialized and the global financial crisis brought down prices of most commodities generally. In addition to the fundamental reasons for the extreme volatility in the corn market, we believe speculation in the commodities markets played a significant role in driving up corn prices in 2008. The Food and Agriculture Organization of the United Nations estimates that approximately 30 percent of the volatility in the corn market was beyond what could be accounted for by market fundamentals. We expect continued volatility in the price of corn, which could significantly impact our future results of operations. The growing number of operating ethanol plants nationwide is also expected to increase the demand for corn.  This increase will likely drive the price of corn upwards in our market which will impact our ability to operate profitably.

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

Distillers Grains Marketing

With the advancement of research into the feeding rations of poultry and swine, we anticipate these markets will continue to expand and create additional demand for distillers grains; however, no assurance can be given that these markets will in fact expand, or if they do that we will benefit.  We anticipate that the market price of distillers grains will continue to be volatile as a result of changes in the price of corn and competing animal feed substitutes such as soybean meal, as well as volatility in distillers grains supplies related to changes in ethanol production.

Derivatives

As we are now operational we will be exposed to market risks from changes in corn, natural gas, and ethanol prices. We may seek to minimize these commodity price fluctuation risks through the use of derivative instruments. Although we will attempt to link these instruments to sales plans, market developments, and pricing activities, such instruments in and of themselves can result in additional costs due to unexpected directional price movements. We may incur such costs and they may be significant.

In April 2008, we entered into an interest rate swap agreement, which is a derivative instrument, in order to manage our exposure to the impact of changing interest rates.  The initial notional amount of the swap was $25,200,000.  The interest rate swap fixes the interest rate on the notional amount at 7.6% until March 2014, even though variable interest rates may be less than this.  The changes in the fair value of the interest rate swap are recorded currently in operations.  Although we have recorded losses of approximately $2,069,000 since entering the interest rate swap, actual cash payments for the swap did not begin until July 2009 and only reflect differences between the fixed rate of 7.6% and the current variable interest rate for the month.  As of July 31, 2009, we had liabilities of approximately $2,069,000 related to the interest rate swap.

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

Advances and changes in the technology used to produce ethanol may make the technology we have installed in our plant less desirable or obsolete.  These advances could also allow our competitors to produce ethanol at a lower cost than us.  If we are unable to adopt or incorporate technological advances, our ethanol production methods and processes could be less efficient than our competitors, which could cause our plant to become uncompetitive or completely obsolete.

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

Compliance with Environmental Laws

We are subject to extensive air, water and other environmental regulations and we have been required to obtain a number of environmental permits to construct the plant and may be required to obtain additional permits in to continue operations.

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

The government’s regulation of the environment changes constantly. It is possible that more stringent federal or state environmental rules or regulations could be adopted, which could increase our operating costs and expenses. It is also possible that federal or state environmental rules or regulations could be adopted and have an adverse effect on the production or use of ethanol. For example, changes in the environmental regulations regarding the required oxygen content of automobile emissions could have an adverse effect on the ethanol industry. Furthermore, plant operations are governed by the OSHA and any change in OSHA regulations may change such that the cost of operating the plant may increase.

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

Our management, including our Chief Executive Officer, Brian Kletscher (the Principal Executive Officer), along with our Chief Financial Officer, Mark Peterson (the Principal Financial Officer), have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a — 15(e) under the Exchange Act of 1934, as amended) as of July 31, 2009.  Based upon this review and evaluation, these officers have concluded that our disclosure controls and procedures were not effective based upon the omission of the Interest Rate Swap Agreement and its effect upon the previously issued financial statements and reports as disclosed in our Form 8-K filing on September 11, 2009.  Our management will continue our efforts to remediate these material weaknesses through ongoing process improvements and the implementation of enhanced policies and improving standards.  We are in the process of strengthening internal controls including enhancing our internal control systems and procedures to assure that these weaknesses are corrected and remediated.  No material weaknesses will be considered remediated until the remedial procedures have operated for an appropriate period, have been tested, and management has concluded that they are operating effectively.

Changes in Internal Control over Financial Reporting

Our management, including our Principal Executive Officer and Principal Financial Officer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred as of July 31, 2009 and there have been no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

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

Item 1A.  Risk Factors.

The following risk factors are provided due to material changes from the risk factors previously disclosed in our annual report on Form 10-KSB. The risk factors set forth below should be read in conjunction with the risk factors section and the Management’s Discussion and Analysis section for the fiscal year ended October 31, 2008, included in our annual report on Form 10-KSB.

We may violate the terms of our credit agreements and financial covenants which could result in our lender demanding immediate repayment of our loans.  Pursuant to our debt financing agreements we are required to abide by certain covenants.  If we violate the terms of our loan or fail to obtain a waiver of any such term or covenant, our primary lender could deem us in default of our loans and require us to immediately repay a significant portion or possibly the entire outstanding balance of our loans.  If we do not have the funds available to repay the loans or we cannot find another source of financing, we may have to liquidate or reorganize under Chapter 11 bankruptcy protection which could decrease or eliminate the value of our units.

Our level of indebtedness may adversely affect our ability to react to changes in our business, and we may be limited in our ability to refinance our existing debt or use debt to fund future capital needs.

We have a substantial amount of indebtedness.  Because of our substantial debt, demands on our cash resources are higher than they otherwise would be which could negatively impact our business, results of operations and financial condition.  As a result of our substantial indebtedness, we may be vulnerable to general adverse economic and industry conditions.  We may find it more difficult to obtain additional financing to fund future working capital, capital expenditures and other general operating requirements.  We will be required to dedicate a substantial portion of our cash flow from operations to the payment of principal and interest on our debt, reducing the available cash flow to manage our corn and ethanol price risk, fund operations or make capital expenditures.  We may have a competitive disadvantage relative to other companies in our industry with less debt.  In early 2007, a crisis began in the sub prime mortgage sector, as a result of rising delinquencies and credit quality deterioration, and has subsequently spread throughout the entire credit market.  There can be no assurances that this credit crisis will not worsen or impact our availability and cost of debt financing including with respect to any potential refinancing opportunities.

Our financial performance will be significantly dependent on corn prices and generally we will not be able to pass on increases in input prices to our customers.  Our results of operations and financial condition will be significantly affected by the cost and supply of corn.  Changes in the price and supply of corn are subject to and determined by market forces over which we have no control.

Ethanol production requires substantial amounts of corn.  Corn, as with most other crops, is affected by weather, disease and other environmental conditions.  The price of corn is also influenced by general economic, market and government factors.  These factors include weather conditions, farmer planting decisions, domestic and foreign government farm programs and policies, global demand and supply and quality.  Changes in the price of corn will significantly affect our business.  Generally, higher corn prices will produce lower profit margins and, therefore, represent unfavorable market conditions.  This is especially true if market conditions do not allow us to pass along increased corn costs to our customers.  The price of corn has fluctuated significantly in the past and may fluctuate significantly in the future.  Over the course of the last year, the price of corn has exceeded historical averages.  If a period of high corn prices were to be sustained for some time, such pricing may reduce our ability to generate revenues because of the higher cost of operating our plant.  We cannot offer any assurance that we will be able to offset any increase in the price of corn by increasing the price of our products.  If we cannot offset increases in the price of corn, our financial performance may be materially and adversely affected.

If it is necessary to temporarily cease operating our ethanol plant for any reason, we may not be able to meet our current liabilities or our losses may be increased. If we are forced to temporarily cease operations at our ethanol plant, either due to insufficient revenue from the sale of ethanol, excessive feedstock costs, our lack of working capital and available credit, defects in our equipment at the plant, violations of environmental law, or any other reason, our ability to produce revenue would be aversely affected. We do not have any source of revenues other than from the sale of ethanol and distillers grains produced at our ethanol plant. If our plant were to cease production, we would not generate any revenue and we might not be able to pay our debts as they become due, including payments required under our loan agreements with our lender. Failure to make the payments required under our loan agreements would constitute an event of default, entitling our lender to exercise any number of remedies, including foreclosure on its security interest in all of our assets. If the plant ceases to operate for enough time, we might not be able to re-start operations at the plant and this may reduce or eliminate the value of our units.

Our business is not diversified.  Our success depends largely on our ability to profitably operate our ethanol plant. We do not have any other lines of business or other sources of revenue if we are unable to operate our ethanol plant and manufacture ethanol and distillers grains.  If economic or political factors adversely affect the market for ethanol and distillers grains, we have no other line of business to fall back on. Our business would also be significantly harmed if the ethanol plant could not operate at full capacity for any extended period of time.

Overcapacity within the ethanol industry has resulted in depressed ethanol prices. Excess capacity in the ethanol industry may have an adverse impact on our future results of operations and general financial condition. As of August 4, 2009, the Renewable Fuels Association reported that U.S. ethanol production capacity was approximately 13.1 billion gallons and that approximately 14% of that production capacity is not currently operational. Others estimate that 20% or more of the nation’s ethanol production capacity is currently idle. If excess ethanol production capacity and ethanol demand do not equalize, the market price of ethanol may decline to a level that is inadequate to generate sufficient cash flow to cover our costs.

The implementation of the renewable fuels standard (RFS) through the renewable identification number (RIN) tracking system allows blenders of ethanol and gasoline to purchase RINs rather than blend actual ethanol to meet the RFS, which is exacerbating the current excess ethanol supply problem and may in turn further depress ethanol prices and reduce our revenues. A RIN is assigned to each batch of renewable fuel a producer makes and serves as a tracking device so the Environmental Protection Agency can record exactly how much renewable fuel is being produced and blended into petroleum based fuels. The RFS and the RIN tracking system allow blenders of ethanol and gasoline to blend more ethanol than required by the RFS and to hold or sell the number of RINs tied to the excess ethanol that has been blended. During periods when relative ethanol and gasoline prices make discretionary blending economical, blenders have accumulated more RINs than they need to comply with the RFS. During periods when relative ethanol and gasoline prices discourage discretionary blending, blenders are permitted to use their excess RINs or purchase someone else’s RINs to comply with the RFS. Currently, we are in a period when relative prices discourage the blending of ethanol into gasoline and blenders are using excess RINs or RINs they have purchased on the open market to meet the RFS and are not blending actual ethanol with gasoline. This practice is exacerbating the current excess ethanol supply problem and may further depress ethanol prices, which may decrease our ethanol sales and revenue.

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

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

We did not submit any matter to a vote of our unit holders through the solicitation of proxies or otherwise during the third fiscal quarter of 2009.

Item 5.  Other Information.

None.

Item 6.  Exhibits.  The following exhibits are included herein:

Exhibit No.	Description

10.1	Interest Rate Swap Agreement between First National Bank of Omaha and Highwater Ethanol, LLC dated April 25, 2008.

10.2	First Amendment of Construction Loan Agreement between First National Bank of Omaha and Highwater Ethanol, LLC dated August 11, 2009

10.3	First Amended and Restated Revolving Promissory Note in the amount of $1,354,000 between Highwater Ethanol, LLC and First National Bank of Omaha dated April 24, 2009

10.4	First Amended and Restated Revolving Promissory Note in the amount of $1,000,000 between Highwater Ethanol, LLC and First National Bank of Omaha dated April 24, 2009

10.5	First Amended and Restated Revolving Promissory Note in the amount of $2,646,000 between Highwater Ethanol, LLC and First National Bank of Omaha dated April 24, 2009

31.1	Certificate Pursuant to 17 CFR 240.15d-14(a).

31.2	Certificate Pursuant to 17 CFR 240.15d-14(a).

32.1	Certificate Pursuant to 18 U.S.C. § 1350.

32.2	Certificate Pursuant to 18 U.S.C. § 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HIGHWATER ETHANOL, LLC

Date:	September 21, 2009	/s/ Brian Kletscher
Brian Kletscher
Chief Executive Officer (Principal Executive Officer)

Date:	September 21, 2009	/s/ Mark Peterson
Mark Peterson
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Interest Rate Swap Agreement between First National Bank of Omaha and Highwater Ethanol, LLC dated April 25, 2008.

10.2	First Amendment of Construction Loan Agreement between First National Bank of Omaha and Highwater Ethanol, LLC dated August 11, 2009

10.3	First Amended and Restated Revolving Promissory Note in the amount of $1,354,000 between Highwater Ethanol, LLC and First National Bank of Omaha dated April 24, 2009

10.4	First Amended and Restated Revolving Promissory Note in the amount of $1,000,000 between Highwater Ethanol, LLC and First National Bank of Omaha dated April 24, 2009

10.5	First Amended and Restated Revolving Promissory Note in the amount of $2,646,000 between Highwater Ethanol, LLC and First National Bank of Omaha dated April 24, 2009

31.1	Certificate Pursuant to 17 CFR 240.15d-14(a).

31.2	Certificate Pursuant to 17 CFR 240.15d-14(a).

32.1	Certificate Pursuant to 18 U.S.C. § 1350.

32.2	Certificate Pursuant to 18 U.S.C. § 1350.