Form 10-Q/A
period 2008-04-30
HIGHWATER ETHANOL LLC
filed 2009-09-29
CIK 1371451

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2008

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of June 10, 2008 there were 4,953 membership units outstanding.  As of September 25, 2009, there were 4,953 membership units outstanding.

Explanatory Note Regarding Amendment No. 1

This Amendment No. 1 to the Quarterly Report on Form 10-QSB of Highwater Ethanol, LLC (the “Company”) for the three and six months ended April 30, 2008, is being filed for the purpose of amending and restating Items 1, 2 and 3A(T) to correct an error that occurred with the omission of an interest rate swap agreement.  The interest rate swap fixes the interest rate on a portion of the Company’s long-term debt at 7.60% for a period of five years beginning in June 2009.  The Company did not previously record the interest rate swap, which is a liability due to the decline in market interest rates.  As a result of this error, an interest rate swap was unrecorded at April 30, 2008.  In accordance with Rule 12b-15 under the Securities and Exchange Act of 1934, the complete text of such Items, as amended are set forth herein. In addition to the filing of this Amendment No. 1 and pursuant to Rule 12b-15, the Company is including certain currently dated certifications. The remainder of the Company’s Form 10-QSB has not been updated to reflect events occurring subsequent to the original reporting date.

Therefore, the Company has:

•                  Increased liabilities by approximately $521,000, resulting in a decrease of net loss of approximately $521,000 for the three and six months ended April 30, 2008.

•                  Decreased members’ equity by approximately $521,000 as of April 30, 2008.

In addition, based on the continued assessment and evaluation of the Company’s internal control over financial reporting, the Company believes it has a material weakness due to the omission of the interest rate swap transaction and related effects on prior periods.  As part of the Company’s continued evaluation of its internal controls, the Company hired a Chief Financial Officer in February 2009.  Due to the addition of Mark Peterson as the Company’s Chief Financial Officer he is now the signatory and certifier effective March 5, 2009 of the financial statements and reports filed with the United States Securities and Exchange Commission.  Prior to Mr. Peterson joining the Company, the financial statements and reports were signed and certified by Jason Fink who was the Company’s Treasurer (Principal Financial and Accounting Officer).

The information in this Amendment has been updated to give effect to the restatement.  The disclosures in this Amendment supersede and replace the disclosures in the Form 10-QSB, as initially filed. However, this report speaks as of the original filing date of the Form 10-QSB, and other than providing the restated financial statements, restated financial notes and the restated portion of the relevant Management, Discussion and Analysis, the Company has not updated the disclosures contained in the Form 10-QSB to reflect any events that occurred subsequent to the original reporting date.  Accordingly, in conjunction with reading this Form 10-QSB/A, you should also read all other filings that we have made with the Securities and Exchange Commission since the date of the original filings.

PART I.     FINANCIAL INFORMATION

Item 1.  Financial Statements.

HIGHWATER ETHANOL, LLC

(A Development Stage Company)

Condensed Balance Sheets

	April 30,	October 31,
ASSETS	2008	2007
	(Unaudited - restated)
Current Assets
Cash	$37,379,736	$98,697
Restricted cash	12,839,245	56,254
Prepaids and other	25,046	35,353
Total current assets	50,244,027	190,304

Property and Equipment
Land and land improvements	1,239,653	1,018,252
Construction in progress	13,745,559	20,854
Office equipment	18,166	17,283
Accumulated depreciation	(4,111)	(2,386)
Total property and equipment	14,999,267	1,054,003

Other Assets
Restricted cash	2,037,155	—
Deferred offering costs	—	717,363
Debt issuance costs, net	1,580,400	2,209
Land options	—	2,000
Total other assets	3,617,555	721,572

Total Assets	$68,860,849	$1,965,879

	April 30,	October 31,
LIABILITIES AND EQUITY	2008	2007
	(Unaudited - restated)
Current Liabilities
Note payable	$—	$1,100,000
Accounts payable	458,433	577,231
Accounts payable - members	33,823	125,589
Construction payable	7,986,190	—
Accrued expenses	5,754	13,956
Total current liabilities	8,484,200	1,816,776

Long-Term Debt	15,180,000	—

Derivative Instrument	521,148	—

Commitments and Contingencies

Members’ Equity
Member contributions, net of costs related to capital contributions, 4,953 and 386 units outstanding at April 30, 2008 and October 31, 2007	46,653,590	1,680,000
Subscription receivable	(9,000)	—
Deficit accumulated during development stage	(1,969,089)	(1,530,897)
Total members’ equity	44,675,501	149,103

Total Liabilities and Members’ Equity	$68,860,849	$1,965,879

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC

(A Development Stage Company)

Condensed Statement of Operations

	Three Months	Three Months
	Ended	Ended
	April 30, 2008	April 30, 2007
	(Unaudited - restated)	(Unaudited)

Revenues	$—	$—

Operating Expenses
Professional fees	232,901	411,943
General and administrative	141,795	44,133
Total operating expenses	374,696	456,076

Operating Loss	(374,696)	(456,076)

Other Income (Expense)
Interest income	736,017	6,832
Other income	12,344	2,100
Interest expense	—	(8,000)
Loss on derivative instrument	(521,148)	—
Total other income, net	227,213	932

Net Loss	$(147,483)	$(455,144)

Weighted Average Units Outstanding	1,908	386

Net Loss Per Unit	$(77.30)	$(1,179.13)

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC

(A Development Stage Company)

Condensed Statements of Operations

	Six Months	Six Months	From Inception
	Ended	Ended	(May 2, 2006)
	April 30, 2008	April 30, 2007	to April 30, 2008
	(Unaudited - restated)	(Unaudited)	(Unaudited - restated)

Revenues	$—	$—	$—

Operating Expenses
Professional fees	465,211	711,231	1,797,265
General and administrative	201,144	69,303	427,825
Total operating expenses	666,355	780,534	2,225,090

Operating Loss	(666,355)	(780,534)	(2,225,090)

Other Income (Expense)
Interest income	736,967	24,685	787,122
Other income	12,344	2,100	15,569
Interest expense	—	(8,000)	(25,542)
Loss on derivative instrument	(521,148)	—	(521,148)
Total other income, net	228,163	18,785	256,001

Net Loss	$(438,192)	$(761,749)	$(1,969,089)

Weighted Average Units Outstanding	1,139	386	555

Net Loss Per Unit	$(384.72)	$(1,973.44)	$(3,547.91)

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC

(A Development Stage Company)

Condensed Statement of Cash Flows

	Six Months	Six Months	From Inception
	Ended	Ended	(May 2, 2006)
	April 30, 2008	April 30, 2007	to April 30, 2008
	(Unaudited - restated)	(Unaudited)	(Unaudited - restated)
Cash Flows from Operating Activities
Net loss	$(438,192)	$(761,749)	$(1,969,089)
Adjustments to reconcile net loss to net cash from operations
Depreciation and amortization	3,934	1,692	10,172
Change in fair value of derivative instrument	521,148	—	521,148
Other	—	—	(1,254)
Change in assets and liabilities
Prepaids and other	10,307	(28,666)	(25,046)
Accounts payable, including members	1,456	152,708	475,040
Accrued expenses	(8,202)	8,000	5,754
Net cash provided by (used in) operating activities	90,451	(628,015)	(983,275)

Cash Flows from Investing Activities
Capital expenditures	(220,284)	(845,750)	(1,215,819)
Construction in progress	(5,718,982)	—	(5,739,836)
Payments for land options	—	(30,000)	(42,000)
Net cash used in investing activities	(5,939,266)	(875,750)	(6,997,655)

Cash Flows from Financing Activities
Proceeds from note payable	—	738,939	1,038,939
Payments on notes payable	(1,100,000)	—	(1,100,000)
Restricted cash	36,721	—	36,721
Member contributions, net of subscription receivable	45,661,000	—	47,341,000
Forfeited investor deposits	40,000	—	40,000
Payments for deferred offering costs	(231,067)	(150,727)	(719,194)
Payments for debt issuance costs	(1,276,800)	—	(1,276,800)
Net cash provided by financing activities	43,129,854	588,212	45,360,666

Net Increase (Decrease) in Cash	37,281,039	(915,553)	37,379,736

Cash - Beginning of period	98,697	1,264,371	—

Cash - End of period	$37,379,736	$348,818	$37,379,736
			—
Supplemental Cash Flow Information
Cash paid for interest expense	$—	$—	$23,667
Cash paid for interest capitalized	$69,105	$—	$79,105
Total	$69,105	$—	$102,772

Supplemental Disclosure of Noncash Financing and Investing Activities
Restricted cash received as part of capital lease	$14,876,400	$—	$14,876,400
Restricted cash received as part of note payable	$—	$55,000	$55,000
Capital expenditures included in construction payable	$7,986,190	$—	$6,546,188
Capital expenditures paid from restricted cash	$19,533	$—	$19,533
Deferred offering costs included in accounts payable	$—	$133,003	$—
Debt issuance costs financed through capital lease	$303,600	$—	$303,600
Debt issuance costs financed with note payable	$—	$6,061	$6,061
Costs of raising capital offset against equity raised	$736,410	$—	$736,410
Costs of raising capital included in accounts payable	$17,216	$—	$17,216
Land options exercised for land purchase	$2,000	$40,000	$42,000

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

Derivative Instrument

The Company accounts for derivative instruments in accordance with Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS No. 133 requires the recognition of derivative instruments in the balance sheet and the measurement of these instruments at fair value.

In order for a derivative to qualify as a hedge, specific criteria must be met and appropriate documentation maintained. Gains and losses from derivatives that do not qualify as hedges, or are undesignated, must be recognized immediately in earnings. If the derivative does qualify as a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will be either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings.  Changes in the fair value of undesignated derivatives are recorded in the statement of operations along with items being hedged.  The statement of cash flows includes the non-cash effects of changes in the interest rate swap as a change in fair value of derivative instrument.

Additionally, SFAS No. 133 requires a company to evaluate its contracts to determine whether the contracts are derivatives. Certain contracts that literally meet the definition of a derivative may be exempted as “normal purchases or normal sales”. Normal purchases and normal sales are contracts that provide for the purchase or sale of something other than a financial instrument or derivative instrument that

HIGHWATER ETHANOL, LLC

(A Development Stage Company)

Notes to Unaudited Condensed Financial Statements

April 30, 2008

will be delivered in quantities expected to be used or sold over a reasonable period in the normal course of business. Contracts that meet the requirements of normal are documented as normal and exempted from the accounting and reporting requirements of SFAS No. 133, and therefore, are not marked to market in our financial statements.

In order to reduce the risk caused by interest rate fluctuations, the Company entered into an interest rate swap agreement. This contract is used with the intention to limit exposure to increased interest rates.  The fair value of this contract is based on widely accepted valuation techniques including discounted cash flow analysis which includes observable market-based inputs. The fair value of the derivative is continually subject to change due to changing market conditions. The Company did not formally designate this instrument as a hedge and, therefore, records in earnings adjustments caused from marking this instrument to market on a monthly basis.

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

3.  DERIVATIVE INSTRUMENT

At April 30, 2008, the Company recorded a liability for a derivative instrument of approximately $521,000 related to the interest rate swap described in Note 6.  This derivative instrument was not designated as a cash flow hedge.  The Company has recognized a loss on the interest rate swap of approximately $521,000 included in other income and expense for the three and six-months ended April 30, 2008.

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

The Company filed a Form SB-2 Registration Statement with the Securities and Exchange Commission (SEC) for a minimum of 4,500 and up to 6,000 membership units for sale at $10,000 per unit. The Registration Statement was declared effective on April 5, 2007.  Offering proceeds were held in escrow until April 2008.  The total number of units accepted was 4,567 which totaled $45,670,000.  At April 30, 2008, the Company has a subscription receivable of $9,000.  The Company received approximately $40,000 of investor deposits that where forfeited and are included with member contributions.  These funds will be used to provide financing to complete the Company’s ethanol facility in Lamberton, Minnesota.

HIGHWATER ETHANOL, LLC

(A Development Stage Company)

Notes to Unaudited Condensed Financial Statements

April 30, 2008

5.  RELATED PARTY TRANSACTIONS

A member is providing legal services for the Company.  The Company has incurred approximately $94,000 for the six months ended April 30, 2008 related to these services.

6.  DEBT FINANCING

Bank Financing

In April 2008, the Company entered into a credit agreement with a financial institution for the purpose of funding a portion of the cost of the ethanol plant.  Under the credit agreement, the lender will provide a construction loan of $50,400,000, a construction revolving loan for $5,000,000 and will support the issuance of letters of credit up to $5,600,000, all of which are secured by substantially all assets.  The Company will make monthly interest payments commencing June 8, 2008 for all amounts owed during the construction phase at the greater of LIBOR plus 350 basis points or 4%.  No amounts have been drawn on this financing at April 30, 2008.  Upon the completion of construction, a maximum of $25,200,000 of the construction loan will convert into a Fixed Rate Note, a maximum of $20,200,000 will convert into a Variable Rate Note, and a maximum of $5,000,000 will be converted into a Long-term Revolving Note, as described in the credit agreement and further below.

Fixed Rate Note

The Fixed Rate Note is for up to $25,200,000 with a variable interest rate that is fixed with an interest rate swap.  The Company will make 59 monthly principal payments on the Fixed Rate Note initially for approximately $145,000 plus accrued interest commencing one month immediately following the construction loan termination date. Interest will accrue on the Fixed Rate Note at the greater of the one-month LIBOR rate plus 300 basis points or 4%. A final balloon payment on the Fixed Rate Note of approximately $15,184,000 will be due five years following the construction loan termination date.  The Company entered into an interest rate swap which fixes the interest rate on the Fixed Rate Note at 7.6% for five years beginning in June 2009.

Variable Rate Note

The Variable Rate Note is for up to $20,200,000.  The Company will make 59 monthly payments initially for approximately $147,000 plus accrued interest commencing one month immediately following the construction loan termination date for the Variable Rate Note. Interest will accrue on the Variable Rate Note at the greater of the one-month LIBOR rate plus 350 basis points or 4%. A final balloon payment of approximately $14,807,000 will be due five years following the construction loan termination date.

Long-term Revolving Note

The Long-term Revolving Note is for up to $5,000,000 initially.  The amount available on the Long-term Revolving Note will decline annually by the greater of $125,000 or 50% of the excess cash flow, as defined by the agreement.  The Long-term Revolving Note will accrue interest monthly at the greater of the one-month LIBOR plus 350 basis points, or 4% until maturity, which is five years after the construction loan termination date.

Line of Credit

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

8. RESTATEMENT

On September 8, 2009, the Company’s Audit Committee, upon management’s recommendation, determined that its condensed financial statements as of April 30, 2008 as reported on Form 10-QSB should not be relied upon due to an error that occurred in the recording of an interest rate swap agreement.  The Company had not recorded the interest rate swap entered into in April 2008.  The effects of this error on the financial statements were as follows:

Balance Sheet	April 30, 2008	April 30, 2008
	(As previously reported)	(As restated)

Derivative instrument liability	$—	$(521,148)
Deficit accumulated during the development stage	$(1,447,941)	$(1,969,089)

Statement of Operations	Three Months Ended April 30, 2008	Three Months Ended April 30, 2008
	(As previously reported)	(As restated)

Loss on derivative instrument	$—	$521,148
Net Income (Loss)	$373,665	$(147,483)
Net Income (Loss) Per Unit	$195.84	$(77.30)

HIGHWATER ETHANOL, LLC

(A Development Stage Company)

Notes to Unaudited Condensed Financial Statements

April 30, 2008

Statement of Operations	Six Months Ended April 30, 2008	Six Months Ended April 30, 2008
	(As previously reported)	(As restated)

Loss on derivative instrument	$—	$521,148
Net Income (Loss)	$82,956	$(438,192)
Net Income (Loss) Per Unit	$72.83	$(384.72)

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

The Fixed Rate Note has a variable interest rate that is fixed with an interest rate swap.  We will make monthly principal payments on the Fixed Rate Note ranging from approximately $145,000 to $197,000 plus accrued interest on the eighth day of every month commencing one month immediately following the Construction Loan Termination Date.  A final balloon payment of approximately $15,184,000 will be due on the termination date of the Fixed Rate Note.  We will make monthly payments ranging from approximately $147,000 to $211,000 on the eighth day of every month commencing one month immediately following the Construction Loan Termination Date which shall be allocated as follows: (i) first to accrued and unpaid interest on the Long Term Revolving Note, (ii) next to accrued and unpaid interest on the Variable Rate Note, and (iii) next to principal on the Variable Rate Note.  In connection with the Company’s Construction Loan Agreement with FNBO, the Company entered into an interest rate swap which fixes the interest rate on the Fixed Rate Note at 7.6% for five years beginning in June 2009.

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

In April 2008, we entered into an interest rate swap agreement in order to manage a portion of our exposure to the impact of changing interest rates.  As of April 30, 2008, we had recorded a liability for a derivative instrument of approximately $521,000 related to the interest rate swap agreement.  This derivative instrument was not designated as a cash flow hedge.  The Company has recognized a loss on the interest rate swap of approximately $521,000 included in other income and expense for the three and six-months ended April 30, 2008.

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

(4)                                                    We have a definitive loan agreement with FNBO for debt financing in the amount up to $61,000,000, consisting of up to $50,400,000 for a Construction Loan, together with up to a $5,000,000 Revolving Loan and up to $5,600,000 to support the issuance of letters of credit by FNBO.  The Company also entered into an interest rate swap agreement which fixes the interest rate on the Fixed Rate Note at 7.6% for five years beginning in June 2009.

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

Quarterly Financial Results

As of April 30, 2008, we had cash of approximately $37,380,000 and total assets of approximately $68,861,000, which includes approximately $13,746,000 in construction in progress.  As of April 30, 2008, we had current liabilities of approximately $8,484,000 consisting mainly of accounts payable in the amount of approximately $458,000 and construction payable in the amount of approximately $7,986,000.  Total members equity as of April 30, 2008, was approximately $44,676,000.  In addition, we have long term debt of approximately $15,180,000.  Since inception, we have generated no revenue from operations, and as of April 30, 2008, have accumulated net losses of approximately $1,448,000.

At April 30, 2008, the Company recorded a liability for a derivative instrument of approximately $521,000 related to the interest rate swap agreement.  The Company has recognized a loss on the interest rate swap of approximately $521,000 included in other income and expense for the three and six-months ended April 30, 2008.

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

Item 3A(T).           Controls and Procedures

Our management, including our Chief Executive Officer (the principal executive officer), Brian Kletscher, along with our Chief Financial Officer, (the principal financial officer), Mark Peterson, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2008.  Based upon this review and evaluation, these officers have concluded that our disclosure controls and procedures were not effective based upon the material weaknesses discussed in our Annual Report for the fiscal year ending October 31, 2007 filed on Form 10-KSB as well relating to the omission of the Interest Rate Swap Agreement and its effect upon the financial statements and reports.  Our management will continue our efforts to remediate these material weaknesses through ongoing process improvements and the implementation of enhanced policies and improving standards.  We are in the process of strengthening internal controls including enhancing our internal control systems and procedures to assure that these weaknesses are corrected and remediated.  No material weaknesses will be considered remediated until the remedial procedures have operated for an appropriate period, have been tested, and management has concluded that they are operating effectively.

Changes in Internal Control Over Financial Reporting

Our management, consisting of our Principal Executive Officer and our Principal Financial Officer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred as of April 30, 2008, and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Item 6.    Exhibits

The following exhibits are filed as part of, or are incorporated by reference into, this report:

Exhibit No.	Description	Method of Filing
10.2	Lease Agreement dated April 1, 2008 with the City of Lamberton, MN	1

10.3	Trust Indenture dated April 1, 2008 with the City of Lamberton, MN and U.S. Bank National Association	1

10.4	Guaranty Agreement dated April 1, 2008 with U.S. Bank National Association	1

10.5	Bill of Sale dated April 25, 2008 from Highwater Ethanol, LLC to City of Lamberton, MN	1

10.6	Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Financing Statement dated April 1, 2008 with U.S. Bank National Association	1

10.7	Security Agreement dated April 1, 2008 with U.S. Bank National Association	1

10.8	Intercreditor Agreement dated April 24, 2008 with First National Bank of Omaha and U.S. Bank National Association.	1

10.9	Disbursing Agreement dated April 24, 2008 with First National Bank of Omaha, Homestead Escrow and Exchange Company and Dakota Homestead Title Insurance Company.	1

10.10	Construction Loan Agreement dated April 24, 2008 with First National Bank of Omaha.	1

10.11	Construction Loan Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Financing Statement dated April 24, 2008 with First National Bank of Omaha.	1

10.12	Security Agreement dated April 25, 2008 with First National Bank of Omaha.	1

10.13	$10,000,000 Construction Note dated April 24, 2008 with First National Bank of Omaha.	1

10.14	$2,000,000 Construction Note dated April 25, 2008 with First National Bank of Omaha.	1

10.15	$9,000,000 Construction Note dated April 25, 2008 with First National Bank of Omaha.	1

10.16	$13,646,000 Construction Note dated April 25, 2008 with First National Bank of Omaha.	1

10.17	$500,000 Construction Note dated April 25, 2008 with First National Bank of Omaha.	1

10.18	$1,000,000 Construction Note dated April 25, 2008 with First National Bank of Omaha.	1

10.19	$14,254,000 Construction Note dated April 25, 2008 with First National Bank	1

	of Omaha.

10.20	Promissory Note and Continuing Letter of Credit Agreement dated April 24, 2008 with First National Bank of Omaha.	1

10.21	$1,000,000 Revolving Promissory Note dated April 24, 2008 with First National Bank of Omaha.	1

10.22	$1,354,000 Revolving Promissory Note dated April 24, 2008 with First National Bank of Omaha.	1

10.23	$2,646,000 Revolving Promissory Note dated April 24, 2008 with First National Bank of Omaha.	1

10.24	Consulting Agreement dated May 27, 2008 with Granite Falls Energy, LLC.	1

10.25	Private Placement Agreement dated March 27, 2008 with City of Lamberton, MN and Northland Securities, Inc.	2

31.1	Certificate Pursuant to 17 CFR 240.13a-14(a)	*

31.2	Certificate Pursuant to 17 CFR 240.13a-14(a)	*

32.1	Certificate Pursuant to 18 U.S.C. § 1350	*

32.2	Certificate Pursuant to 18 U.S.C. § 1350.	*

(*)                                 Filed herewith.

(1)                                  Incorporated by reference to Exhibit of the same number as filed on the original 10-QSB for the quarter ended April 30, 2008 filed with the Securities and Exchange Commission on June 13, 2008.

(2)                                  Incorporated by reference to Exhibit 99.1 in Form 8-K filed with the Securities and Exchange Commission on April 1, 2008.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HIGHWATER ETHANOL, LLC

Date:	September 28, 2009	/s/ Brian Kletscher
Brian Kletscher
Chief Executive Officer (Principal Executive Officer)

Date:	September 28, 2009	/s/ Mark Peterson
Mark Peterson
Chief Financial Officer (Principal Financial Officer)