Form 10-Q/A
period 2008-07-31
HIGHWATER ETHANOL LLC
filed 2009-09-29
CIK 1371451

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2008

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

This Amendment No. 1 to the Quarterly Report on Form 10-QSB of Highwater Ethanol, LLC (the “Company”) for the fiscal quarter ended July 31, 2008, is being filed for the purpose of amending and restating Items 1, 2 and 3A(T) to correct an error that occurred with the omission of an interest rate swap agreement.  The interest rate swap fixes the interest rate on a portion of the Company’s long-term debt at 7.60% for a period of five years beginning in June 2009.  The Company did not previously record the interest rate swap, which is a liability due to the decline in market interest rates.  As a result of this error, an interest rate swap was unrecorded at July 31, 2008.  The value of the agreement was not reflected in the liabilities, members’ equity and net income (loss) amounts.  In accordance with Rule 12b-15 under the Securities and Exchange Act of 1934, the complete text of such Items, as amended are set forth herein. In addition to the filing of this Amendment No. 1 and pursuant to Rule 12b-15, the Company is including certain currently dated certifications. The remainder of the Company’s Form 10-QSB has not been updated to reflect events occurring subsequent to the original reporting date.

Therefore, the Company has:

•                  Increased liabilities by approximately $284,000, resulting in an increase in net earnings of approximately $238,000 or $47.97 per weighted average unit outstanding, for the three months ended July 31, 2008.

•                  Increased net loss by approximately $284,000 or $117.21 per weighted average unit outstanding for the nine months ended July 31, 2008.

•                  Decreased members’ equity by approximately $284,000 as of July 31, 2008.

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

PART I.     FINANCIAL INFORMATION

Item 1.  Financial Statements.

HIGHWATER ETHANOL, LLC

(A Development Stage Company)

Condensed Balance Sheets

	July 31,	October 31,
ASSETS	2008	2007
	(Unaudited - restated)
Current Assets
Cash	$16,725,480	$98,697
Restricted cash	5,769,312	56,254
Restricted marketable securities	8,930,230	—
Prepaids and other	21,886	35,353
Total current assets	31,446,908	190,304

Property and Equipment
Land and land improvements	1,240,753	1,018,252
Construction in progress	32,800,348	20,854
Office equipment	18,166	17,283
Accumulated depreciation	(5,024)	(2,386)
Total property and equipment	34,054,243	1,054,003

Other Assets
Restricted marketable securities	183,478	—
Deposit	500,000	—
Deferred offering costs	—	717,363
Debt issuance costs, net	1,869,051	2,209
Land options	—	2,000
Total other assets	2,552,529	721,572

Total Assets	$68,053,680	$1,965,879

	July 31,	October 31,
LIABILITIES AND EQUITY	2008	2007
	(Unaudited - restated)
Current Liabilities
Note payable	$—	$1,100,000
Accounts payable	40,774	577,231
Accounts payable - members	12,421	125,589
Construction payable	7,307,698	—
Accrued expenses	345,788	13,956
Derivative instrument	10,605	—
Total current liabilities	7,717,286	1,816,776

Long-Term Debt	15,180,000	—

Derivative Instrument	272,935	—

Commitments and Contingencies

Members’ Equity
Member contributions, net of costs related to capital contributions, 4,953 and 386 units outstanding at July 31, 2008 and October 31, 2007	46,653,590	1,680,000
Deficit accumulated during development stage	(1,746,315)	(1,530,897)
Accumulated other comprehensive loss	(23,816)	—
Total members’ equity	44,883,459	149,103

Total Liabilities and Members’ Equity	$68,053,680	$1,965,879

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC

(A Development Stage Company)

Condensed Statement of Operations

	Three Months	Three Months
	Ended	Ended
	July 31, 2008	July 31, 2007
	(Unaudited - restated)	(Unaudited)

Revenues	$—	$—

Operating Expenses
Professional fees	147,501	136,106
General and administrative	48,097	65,350
Total operating expenses	195,598	201,456

Operating Loss	(195,598)	(201,456)

Other Income (Expense)
Interest income	180,764	2,342
Other income	—	1,125
Interest expense	—	(15,500)
Gain on derivative instrument	237,608	—
Total other income (expense), net	418,372	(12,033)

Net Income (Loss)	$222,774	$(213,489)

Weighted Average Units Outstanding - Basic and Diluted	4,953	386

Net Income (Loss) Per Unit - Basic and Diluted	$44.98	$(553.08)

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC

(A Development Stage Company)

Condensed Statements of Operations

	Nine Months	Nine Months	From Inception
	Ended	Ended	(May 2, 2006)
	July 31, 2008	July 31, 2007	to July 31, 2008
	(Unaudited - restated)	(Unaudited)	(Unaudited - restated)

Revenues	$—	$—	$—

Operating Expenses
Professional fees	612,712	847,337	1,944,766
General and administrative	249,241	134,653	475,922
Total operating expenses	861,953	981,990	2,420,688

Operating Loss	(861,953)	(981,990)	(2,420,688)

Other Income (Expense)
Interest income	917,731	27,027	967,886
Other income	12,344	3,225	15,569
Interest expense	—	(23,500)	(25,542)
Loss on derivative instrument	(283,540)	—	(283,540)
Total other income, net	646,535	6,752	674,373

Net Loss	$(215,418)	$(975,238)	$(1,746,315)

Weighted Average Units Outstanding	2,419	386	1,048

Net Loss Per Unit	$(89.05)	$(2,526.52)	$(1,666.33)

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC

(A Development Stage Company)

Condensed Statement of Cash Flows

	Nine Months	Nine Months	From Inception
	Ended	Ended	(May 2, 2006)
	July 31, 2008	July 31, 2007	to July 31, 2008
	(Unaudited - restated)	(Unaudited)	(Unaudited - restated)
Cash Flows from Operating Activities
Net loss	$(215,418)	$(975,238)	$(1,746,315)
Adjustments to reconcile net loss to net cash from operations
Depreciation and amortization	4,847	3,780	11,085
Change in fair value of derivative instrument	283,540	—	283,540
Other	14,272	—	13,018
Change in assets and liabilities
Prepaids and other	13,467	(22,922)	(21,886)
Accounts payable, including members	(436,139)	223,081	37,445
Accrued expenses	(12,248)	5,167	1,708

Net cash used in operating activities	(347,679)	(766,132)	(1,421,405)

Cash Flows from Investing Activities
Capital expenditures	(221,384)	(847,499)	(1,216,919)
Construction in progress	(25,108,183)	—	(25,129,037)
Deposit	(500,000)	—	(500,000)
Payments for land options	—	(30,000)	(42,000)
Net cash used in investing activities	(25,829,567)	(877,499)	(26,887,956)

Cash Flows from Financing Activities
Proceeds from note payable	—	738,939	1,038,939
Payments on notes payable	(1,100,000)	—	(1,100,000)
Funds received from restricted cash	36,721	—	36,721
Increase in restricted cash from net interest earned	(30,436)	—	(30,436)
Member contributions	45,670,000	—	47,350,000
Forfeited investor deposits	40,000	—	40,000
Payments for deferred offering costs	(248,283)	(301,838)	(736,410)
Payments for debt issuance costs	(1,563,973)	—	(1,563,973)
Net cash provided by financing activities	42,804,029	437,101	45,034,841

Net Increase (Decrease) in Cash	16,626,783	(1,206,530)	16,725,480

Cash - Beginning of period	98,697	1,264,371	—

Cash - End of period	$16,725,480	$57,841	$16,725,480

Supplemental Cash Flow Information
Cash paid for interest expense	$—	$18,333	$23,667
Cash paid for interest capitalized	$87,179	$—	$97,179
Total	$87,179	$18,333	$120,846

Supplemental Disclosure of Noncash Financing and Investing Activities
Unrealized losses on restricted marketable securities	$23,816	$—	$23,816
Restricted cash received as part of capital lease	$14,876,400	$—	$14,876,400
Restricted cash received as part of note payable	$—	$55,000	$55,000
Purchase of restricted marketable securities with restricted cash	$9,137,524		$9,137,524
Capital expenditures included in construction payable	$7,307,698	$—	$7,307,698
Capital expenditures included in accounts payable	$15,750	$130,698	$15,750
Construction in progress paid from restricted cash	$19,533	$—	$19,533
Accrued interest included in construction in progress	$344,080	$—	$344,080
Deferred offering costs included in accounts payable	$—	$204,455	$—
Debt issuance costs financed through capital lease	$303,600	$—	$303,600
Debt issuance costs financed with note payable	$—	$6,061	$6,061
Costs of raising capital offset against equity raised	$736,410	$—	$736,410
Land options exercised for land purchase	$2,000	$40,000	$42,000

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

Restricted Marketable Securities

The Company maintains restricted marketable securities in debt securities as part of the capital lease financing agreement described in Note 7.  The restricted marketable securities consist primarily of municipal obligations, U.S. treasury obligations, and corporate obligations.  Restricted marketable securities are classified as “available-for-sale” and are carried at their estimated fair market value based on quoted market prices at year end. Realized gains and losses, determined using the specific identification method, are included in earnings; unrealized holding gains and losses on available-for-sale securities are reported as a separate component of members’ equity in accumulated other comprehensive income and excluded from earnings until realized.

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

The Company believes the carrying amount of the debt financing approximates the fair value due to the terms of the debt and the current interest rate environment.

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

Additionally, SFAS No. 133 requires a company to evaluate its contracts to determine whether the contracts are derivatives. Certain contracts that literally meet the definition of a derivative may be exempted as “normal purchases or normal sales”. Normal purchases and normal sales are contracts that provide for the purchase or sale of something other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold over a reasonable period in the normal course of business. Contracts that meet the requirements of normal are documented as normal and exempted from the accounting and reporting requirements of SFAS No. 133, and therefore, are not marked to market in our financial statements.

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

Recently Issued Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 160 (SFAS 160), Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51(Consolidated Financial Statements). SFAS 160 establishes accounting and reporting standards for a noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. In addition, SFAS 160 requires certain consolidation procedures for consistency with the requirements of SFAS 141, Business Combinations. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 with earlier adoption prohibited. SFAS 160 must be adopted concurrently with the effective date of SFAS 141(R). The Company is evaluating the effect, if any, that the adoption of SFAS 160 will have on its results of operations, financial position, and the related disclosures.

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

Other comprehensive income (loss) is a loss of approximately $39,000 for the three months ended July 31, 2008 and income of approximately $44,000 for the nine months ended July 31, 2008. Other comprehensive income (loss) includes unrealized losses on restricted marketable securities of approximately $24,000.

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

HIGHWATER ETHANOL, LLC

(A Development Stage Company)

Notes to Unaudited Condensed Financial Statements

July 31, 2008

4. DERIVATIVE INSTRUMENT

At July 31, 2008, the Company recorded a liability for a derivative instrument of approximately $284,000 related to the interest rate swap described in Note 7. This derivative instrument was not designated as a cash flow hedge. The Company has recognized a gain on the interest rate swap of approximately $238,000 included in other income and expense for the three-months ended July 31, 2008. The Company has recognized a loss on the interest rate swap of approximately $284,000 included in other income and expense for the nine-months ended July 31, 2008.

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

7.  DEBT FINANCING

Bank Financing

In April 2008, the Company entered into a credit agreement with a financial institution for the purpose of funding a portion of the cost of the ethanol plant.  Under the credit agreement, the lender will provide a construction loan of $50,400,000, a construction revolving loan for $5,000,000 and will support the issuance of letters of credit up to $5,600,000, all of which are secured by substantially all assets.  At July 31, 2008, the Company had issued $4,700,000 in letters of credit.  The Company will make monthly interest payments for all amounts owed during the construction phase at the greater of LIBOR plus 350 basis points or 4%.  No amounts have been drawn on this financing at July 31, 2008.  Upon the completion of construction, a maximum of $25,200,000 of the construction loan will convert into a Fixed Rate Note, a maximum of $20,200,000 will convert into a Variable Rate Note, and a maximum of $5,000,000 will convert into a Long-term Revolving Note, as described in the credit agreement and further below.

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

8.  COMMITMENTS AND CONTINGENCIES

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

In June 2008, the Company entered into an agreement with an unrelated party for construction of a natural gas pipeline, which is expected to be in April 2009. and to be the exclusive provider of natural gas for the plant. The agreement commences upon completion of the pipeline and will remain in effect for ten years.  The rates for these services will be based on the agreed upon minimum usage at rates listed in the agreement.  The estimated construction cost of the pipeline is $4,000,000.  The agreement requires a cash deposit or letter of credit of $4,000,000 plus three months of capacity payments payable in installments determined by the unrelated party before

HIGHWATER ETHANOL, LLC

(A Development Stage Company)

Notes to Unaudited Condensed Financial Statements

July 31, 2008

construction begins.  The agreement also required the Company to provide a security deposit of $500,000, which will be returned to the Company over the term of the agreement. The Company made the security deposit payment of $500,000 in June 2008, and secured a $4,000,000 letter of credit in July 2008.

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

9.  RESTATEMENT

On September 8, 2009, the Company’s Audit Committee, upon management’s recommendation, determined that its condensed financial statements as of July 31, 2008 as reported on Form 10-QSB should not be relied upon due to an error that occurred in the recording of an interest rate swap agreement.  The Company had not recorded the interest rate swap entered into in April 2008.  The effects of this error on the financial statements were as follows:

Balance Sheet	July 31, 2008	July 31, 2008
	(As previously reported)	(As restated)

Derivative instrument liability	$—	$(283,540)
Deficit accumulated during the development stage	$(1,462,775)	$(1,746,315)

Statement of Operations	Three Months Ended July 31, 2008	Three Months Ended July 31, 2008
	(As previously reported)	(As restated)

Gain on derivative instrument	$—	$237,608
Net Income (Loss)	$(14,834)	$222,774
Net Income (Loss) Per Unit	$(2.99)	$44.98

HIGHWATER ETHANOL, LLC

(A Development Stage Company)

Notes to Unaudited Condensed Financial Statements

July 31, 2008

Statement of Operations	Nine Months Ended July 31, 2008	Nine Months Ended July 31, 2008
	(As previously reported)	(As restated)

Loss on derivative instrument	$—	$283,540
Net Income (Loss)	$68,122	$(215,418)
Net Income (Loss) Per Unit	$28.16	$(89.05)

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

Derivatives

Once we become operational we will be exposed to market risk from changes in corn, natural gas and ethanol prices.  We may seek to minimize these commodity price fluctuation risks through the use of derivative instruments.  Although we will attempt to link these instruments to sales plans, market developments and pricing activities, such instruments in and of themselves can result in additional costs due to unexpected directional price movements.  We may incur such costs and they may be significant.

In April 2008, we entered into an interest rate swap agreement in order to manage a portion of our exposure to the impact of changing interest rates.  As of July 31, 2008, the Company recorded a liability for a derivative instrument of approximately $284,000 related to the interest rate swap described in Note 7.  This derivative instrument was not designated as a cash flow hedge.  The Company has recognized a gain on the interest rate swap of approximately $238,000 included in other income and expense for the three-months ended July 31, 2008.  The Company has recognized a loss on the interest rate swap of approximately $284,000 included in other income and expense for the nine-months ended July 31, 2008.

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

Quarterly Financial Results

As of July 31, 2008, we had cash of approximately $16,725,000 and total assets of approximately $68,054,000, which includes approximately $32,800,000 in construction in progress.  As of July 31, 2008, we had current liabilities of approximately $7,717,000 consisting mainly of accrued interest in the amount of approximately $344,000 and construction payable in the amount of approximately $7,308,000.  In addition, we have long term debt of approximately $15,180,000 and a long-term derivative instrument of approximately $273,000.    Total members’ equity as of July 31, 2008, was approximately $44,883,000.  Since inception, we have generated no revenue from operations, and as of July 31, 2008, have accumulated net losses of approximately $1,746,000 and accumulated other comprehensive loss of approximately $24,000.

At July 31, 2008, the Company recorded a liability for a derivative instrument of approximately $284,000 related to the interest rate swap. The Company has recognized a gain on the interest rate swap of approximately $238,000 included in other income and expense for the three-months ended July 31, 2008. The Company has recognized a loss on the interest rate swap of approximately $284,000 included in other income and expense for the nine-months ended July 31, 2008.

We raised $1,680,000 in seed capital through previous private placements.  We received proceeds for approximately 4,567 units through our registered offering for aggregate proceeds of approximately $45,670,000.  We closed the offering on April 5, 2008 and released funds from escrow on April 7, 2008.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3A(T).           Controls and Procedures

Our management, including our Chief Executive Officer, Brian Kletscher (the Principal Executive Officer), along with our Chief Financial Officer, Mark Peterson (the Principal Financial Officer), have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2008.  Based upon this review and evaluation, these officers have concluded that our disclosure controls and procedures were not effective based upon the material weaknesses discussed in our Annual Report for the fiscal year ending October 31, 2007 filed on Form 10-KSB, as well as for the omission of the Interest Rate Swap Agreement and its effect upon the financial statements and reports.  Our management will continue our efforts to remediate these material weaknesses through ongoing process improvements and the implementation of enhanced policies and improving standards.  We are in the process of strengthening internal controls including enhancing our internal control systems and procedures to assure that these weaknesses are corrected and remediated.  No material weaknesses will be considered remediated until the remedial procedures have operated for an appropriate period, have been tested, and management has concluded that they are operating effectively.

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

Item 6.    Exhibits

The following exhibits are filed as part of, or are incorporated by reference into, this report:

Exhibit No.	Description	Method of Filing
10.2	Lease Agreement dated April 1, 2008 with the City of Lamberton, MN	(2)

10.3	Trust Indenture dated April 1, 2008 with the City of Lamberton, MN and U.S. Bank National Association	(2)

10.4	Guaranty Agreement dated April 1, 2008 with U.S. Bank National Association	(2)

10.5	Bill of Sale dated April 25, 2008 from Highwater Ethanol, LLC to City of Lamberton, MN	(2)

10.6	Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Financing Statement dated April 1, 2008 with U.S. Bank National Association	(2)

10.7	Security Agreement dated April 1, 2008 with U.S. Bank National Association	(2)

10.8	Intercreditor Agreement dated April 24, 2008 with First National Bank of Omaha and U.S. Bank National Association.	(2)

10.9	Disbursing Agreement dated April 24, 2008 with First National Bank of Omaha, Homestead Escrow and Exchange Company and Dakota Homestead Title Insurance Company.	(2)

10.10	Construction Loan Agreement dated April 24, 2008 with First National Bank of Omaha.	(2)

10.11	Construction Loan Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Financing Statement dated April 24, 2008 with First National Bank of Omaha.	(2)

10.12	Security Agreement dated April 25, 2008 with First National Bank of Omaha.	(2)

10.13	$10,000,000 Construction Note dated April 24, 2008 with First National Bank of Omaha.	(2)

10.14	$2,000,000 Construction Note dated April 25, 2008 with First National Bank of Omaha.	(2)

10.15	$9,000,000 Construction Note dated April 25, 2008 with First National Bank of Omaha.	(2)

10.16	$13,646,000 Construction Note dated April 25, 2008 with First National Bank of Omaha.	(2)

10.17	$500,000 Construction Note dated April 25, 2008 with First National Bank of Omaha.	(2)

10.18	$1,000,000 Construction Note dated April 25, 2008 with First National Bank of Omaha.	(2)

10.19	$14,254,000 Construction Note dated April 25, 2008 with First National Bank of Omaha.	(2)

10.20	Promissory Note and Continuing Letter of Credit Agreement dated April 24, 2008 with First National Bank of Omaha.	(2)

10.21	$1,000,000 Revolving Promissory Note dated April 24, 2008 with First National Bank of Omaha.	(2)

10.22	$1,354,000 Revolving Promissory Note dated April 24, 2008 with First National Bank of Omaha.	(2)

10.23	$2,646,000 Revolving Promissory Note dated April 24, 2008 with First National Bank of Omaha.	(2)

10.24	Consulting Agreement dated May 27, 2008 with Granite Falls Energy, LLC.	(2)

10.25	Private Placement Agreement dated March 27, 2008 with City of Lamberton, MN and Northland Securities, Inc.	(1)

10.26	Natural Gas Service Agreement dated June 26, 2008 with CenterPoint Energy Resources Corp.+	(3)

10.27	General Contract dated July 30, 2008 with L.A. Colo, LLC	(3)

10.28	Grain Silo Support Construction Contract dated July 24, 2008 with McC, Inc.	(3)

31.1	Certificate Pursuant to 17 CFR 240.13a-14(a)	*

31.2	Certificate Pursuant to 17 CFR 240.13a-14(a)	*

32.1	Certificate Pursuant to 18 U.S.C. § 1350	*

32.2	Certificate Pursuant to 18 U.S.C. § 1350.	*

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

(3)                                  Incoroporated by reference to Exhibit of the same number in Form 10-QSB for the quarter ended July 31, 2008 as filed with the Securities and Exchange Commission on September 15, 2008.

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