Form 10-K/A
period 2008-10-31
HIGHWATER ETHANOL LLC
filed 2009-09-29
CIK 1371451

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2008

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes ☐ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes ☐ No

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller Reporting Company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes ☒ No

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

Explanatory Note Regarding Amendment No. 1

This Amendment No. 1 to the Annual Report on Form 10-KSB of Highwater Ethanol, LLC (the “Company”) for the fiscal year ended October 31, 2008, is being filed for the purpose of amending and restating Items 1A, 6, 7, 8A(T) and 13 to correct an error that occurred with the omission of an interest rate swap agreement.  The interest rate swap fixes the interest rate on a portion of the Company’s long-term debt at 7.60% for a period of five years beginning in June 2009.  The Company did not previously record the interest rate swap, which is a liability due to the decline in market interest rates.  As a result of this error, an interest rate swap was unrecorded at October 31, 2008.  The value of the agreement was not reflected in liabilities, members’ equity and net income (loss) accounts.  In accordance with Rule 12b-15 under the Securities and Exchange Act of 1934, the complete text of such Items, as amended are set forth herein. In addition to the filing of this Amendment No. 1 and pursuant to Rule 12b-15, the Company is including certain currently dated certifications. The remainder of the Company’s Form 10-KSB has not been updated to reflect events occurring subsequent to the original reporting date.

Therefore, the Company has:

•      Increased liabilities by approximately $591,000, resulting in a decrease of net income of approximately $591,000 or $193.42 per weighted average unit outstanding, for the year ended October 31, 2008.

•      Decreased members’ equity by approximately $591,000 as of October 31, 2008.

In addition, based on the continued assessment and evaluation of the Company’s internal control over financial reporting, the Company believes it has a material weakness due to the omission of the interest rate swap transaction and related effects on prior periods.  As part of the Company’s continued evaluation of its internal controls, the Company recently hired a Chief Financial Officer in February 2009.  Due to the addition of Mark Peterson as the Company’s Chief Financial Officer he is now the signatory and certifier effective March 5, 2009 of the financial statements and reports filed with the United States Securities and Exchange Commission.  Prior to Mr. Peterson joining the Company, the financial statements and reports were signed and certified by Tim Van Der Wal who was the Company’s Treasurer (Principal Financial and Accounting Officer).

The information in this Amendment has been updated to give effect to the restatement.  The disclosures in this Amendment supersede and replace the disclosures in the Form 10-KSB, as initially filed. However, this report speaks as of the original filing date of the Form 10-KSB, and other than providing the restated financial statements, restated financial notes and the restated portion of the relevant Management, Discussion and Analysis, the Company has not updated the disclosures contained in the Form 10-KSB to reflect any events that occurred subsequent to the original reporting date.  Accordingly, in conjunction with reading this Form 10-KSB/A, you should also read all other filings that we have made with the Securities and Exchange Commission since the date of the original filings.

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

We will make monthly principal payments on the Fixed Rate Note ranging from approximately $145,000 to $197,000 plus accrued interest on the eighth day of every month commencing one month immediately following the Construction Loan Termination Date.  A final balloon payment of approximately $15,184,000 will be due on the termination date of the Fixed Rate Note.  We will make monthly payments ranging from approximately $147,000 to $211,000 on the eighth day of every month commencing one month immediately following the Construction Loan Termination Date which shall be allocated as follows: (i) first to accrued and unpaid interest on the Long Term Revolving Note, (ii) next to accrued and unpaid interest on the Variable Rate Note, and (iii) next to principal on the Variable Rate Note.  In connection with the Construction Loan Agreement, the Company entered into an interest rate swap which fixes the interest rate on the Fixed Rate Note at 7.6% for five years beginning in June 2009.

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

In April 2008, we entered into an interest rate swap agreement in order to manage our exposure to the impact of changing interest rates.  As of October 31, 2008, we had recorded a liability for a derivative instrument of approximately $591,000 related to the interest rate swap.  This derivative instrument was not designated as a cash flow hedge.  The Company has recognized a loss on the interest rate swap of approximately $591,000 included in other income and expense for the year ended October 31, 2008.

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

Financial Results

As of October 31, 2008, we had cash of approximately $1,356,000 and total assets of approximately $77,798,000, which includes approximately $62,948,000 in construction in progress and approximately $6,842,000 in restricted marketable securities.  As of October 31, 2008, we had current liabilities of approximately $17,556,000 consisting mainly of accrued expenses in the amount of approximately $669,000 and construction payable in the amount of approximately $16,764,000.  In addition, we have long term debt of approximately $15,180,000 and long-term derivative instrument of approximately $530,000.    Total members’ equity as of October 31, 2008, was approximately $44,532,000.  Since inception, we have generated no revenue from operations, and as of October 31, 2008, have accumulated net losses of approximately $2,061,000 and accumulated other comprehensive loss of approximately $60,000.

At October 31, 2008, we had recorded a liability for a derivative instrument of approximately $591,000 related to the interest rate swap. The Company has recognized a loss on the interest rate swap of approximately $591,000 included in other income and expense for the year ended October 31, 2008.

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

/s/ Boulay, Heutmaker, Zibell & Co., P.L.L.P

Certified Public Accountants

Minneapolis, Minnesota
January 29, 2009, except as to Notes 1, 5, 7, 9 and 11
which are as of September 29, 2009

HIGHWATER ETHANOL, LLC

(A Development Stage Company)

Balance Sheets

	October 31,	October 31,
ASSETS	2008	2007
	(Restated)
Current Assets
Cash	$1,355,827	$98,697
Restricted cash	2,916,825	56,254
Restricted marketable securities	5,380,199	—
Prepaids and other	540,190	35,353
Total current assets	10,193,041	190,304

Property and Equipment
Land and land improvements	1,250,621	1,018,252
Construction in progress	62,948,311	20,854
Office equipment	19,137	17,283
Accumulated depreciation	(5,949)	(2,386)
Total property and equipment	64,212,120	1,054,003

Other Assets
Restricted cash	56,565	—
Restricted marketable securities	1,461,435	—
Deferred offering costs	—	717,363
Debt issuance costs, net	1,874,782	2,209
Land options	—	2,000
Total other assets	3,392,782	721,572

Total Assets	$77,797,943	$1,965,879

	October 31,	October 31,
LIABILITIES AND EQUITY	2008	2007
	(Restated)
Current Liabilities
Note payable	$—	$1,100,000
Accounts payable	54,833	577,231
Accounts payable - members	7,014	125,589
Construction payable	1,620,712	—
Construction payable - members	15,143,048	—
Accrued expenses	669,126	13,956
Derivative instrument	60,996	—
Total current liabilities	17,555,729	1,816,776

Long-Term Debt	15,180,000	—

Derivative Instrument	530,078	—

Commitments and Contingencies

Members’ Equity
Member contributions, net of costs related to capital contributions, 4,953 and 386 units outstanding at October 31, 2008 and 2007, respectively	46,653,590	1,680,000
Deficit accumulated during development stage	(2,061,350)	(1,530,897)
Accumulated other comprehensive loss	(60,104)	—
Total members’ equity	44,532,136	149,103

Total Liabilities and Members’ Equity	$77,797,943	$1,965,879

Notes to Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC

(A Development Stage Company)

Statements of Operations

			From Inception
	Year Ended	Year Ended	(May 2, 2006)
	October 31, 2008	October 31, 2007	to October 31, 2008
	(Restated)		(Restated)

Revenues	$—	$—	$—

Operating Expenses
Professional fees	710,218	990,707	2,042,272
General and administrative	300,512	199,720	527,193
Total operating expenses	1,010,730	1,190,427	2,569,465

Operating Loss	(1,010,730)	(1,190,427)	(2,569,465)

Other Income (Expense)
Interest income	1,060,630	30,507	1,110,785
Other income	10,721	3,225	13,946
Interest expense	—	(25,542)	(25,542)
Loss on derivative instrument	(591,074)	—	(591,074)
Total other income, net	480,277	8,190	508,115

Net Loss	$(530,453)	$(1,182,237)	$(2,061,350)

Weighted Average Units Outstanding	3,056	386	1,440

Net Loss Per Unit	$(173.58)	$(3,062.79)	$(1,431.49)

Notes to Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC

(A Development Stage Company)

Statement of Changes in Members’ Equity and Comprehensive Loss

		Deficit Accumulated	Accumulated Other
	Member	During	Comprehensive
	Contributions	Development Stage	Loss	Total
				(Restated)
Balance - May 2, 2006, Inception	$—	$—	$—	$—

Membership units - 150 units at $3,333 per unit, May 2006	500,000	—	—	500,000

Membership units - 236 units at $5,000 per unit, June 2006	1,180,000	—	—	1,180,000

Net loss	—	(348,660)	—	(348,660)

Balance - October 31, 2006	1,680,000	(348,660)	—	1,331,340

Net loss	—	(1,182,237)	—	(1,182,237)

Balance - October 31, 2007	1,680,000	(1,530,897)	—	149,103

Membership units - 4,567 units at $10,000 per unit, April 2008	45,670,000	—	—	45,670,000

Additional paid in capital - forfeited units	40,000	—	—	40,000

Costs of raising capital	(736,410)	—	—	(736,410)

Other comprehensive loss

Net loss	—	(530,453)	—	(530,453)

Unrealized loss on restricted marketable securities	—	—	(60,104)	(60,104)

Total comprehensive loss	—	—	—	(590,557)

Balance - October 31, 2008	$46,653,590	$(2,061,350)	$(60,104)	$44,532,136

Notes to Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC

(A Development Stage Company)

Statement of Cash Flows

			From Inception
	Year Ended	Year Ended	(May 2, 2006)
	October 31, 2008	October 31, 2007	to October 31, 2008
	(Restated)		(Restated)
Cash Flows from Operating Activities
Net loss	$(530,453)	$(1,182,237)	$(2,061,350)
Adjustments to reconcile net loss to net cash from operations
Depreciation and amortization	3,563	6,179	9,801
Change in fair value of derivative instrument	591,074	—	591,074
Other	1,624	—	370
Change in assets and liabilities
Prepaids and other	(504,837)	(20,080)	(540,190)
Accounts payable, including members	(411,737)	283,896	61,847
Accrued expenses	(11,485)	13,956	2,471
Net cash used in operating activities	(862,251)	(898,286)	(1,935,977)

Cash Flows from Investing Activities
Capital expenditures	(232,223)	(874,415)	(1,227,758)
Construction in progress	(40,327,504)	(20,854)	(40,348,358)
Payments for land options	—	(30,000)	(42,000)
Net cash used in investing activities	(40,559,727)	(925,269)	(41,618,116)

Cash Flows from Financing Activities
Proceeds from note payable	—	1,038,939	1,038,939
Payments on notes payable	(1,100,000)	—	(1,100,000)
Funds received from restricted cash	36,721	—	36,721
Increase in restricted cash from net interest earned	(119,604)	—	(119,604)
Member contributions	45,670,000	—	47,350,000
Forfeited investor deposits	40,000	—	40,000
Payments for deferred offering costs	(248,283)	(381,058)	(736,410)
Payments for debt issuance costs	(1,599,726)	—	(1,599,726)
Net cash provided by financing activities	42,679,108	657,881	44,909,920

Net Increase (Decrease) in Cash	1,257,130	(1,165,674)	1,355,827

Cash - Beginning of period	98,697	1,264,371	—

Cash - End of period	$1,355,827	$98,697	$1,355,827

Supplemental Cash Flow Information
Cash paid for interest expense	$—	$25,542	$25,542
Cash paid for interest capitalized	$66,895	$8,154	$76,895
Total	$66,895	$33,696	$102,437

Supplemental Disclosure of Noncash Financing and Investing Activities
Unrealized losses on restricted marketable securities	$60,104	$—	$60,104
Restricted cash received as part of capital lease	$14,876,400	$—	$14,876,400
Restricted cash received as part of note payable	$—	$55,000	$55,000
Purchase of restricted marketable securities with restricted cash	$6,903,362	$—	$6,903,362
Capital expenditures included in construction payable	$16,763,760	$—	$16,763,760
Capital expenditures included in accounts payable	$—	$119,704	$—
Construction in progress paid from restricted cash	$5,138,785	$—	$5,138,785
Accrued interest capitalized in construction in progress	$666,655	$—	$666,655
Loan costs capitalized with construction in progress	$30,753	$—	$30,753
Deferred offering costs included in accounts payable	$—	$229,236	$—
Debt issuance costs financed through capital lease	$303,600	$—	$303,600
Debt issuance costs financed with note payable	$—	$6,061	$6,061
Costs of raising capital offset against equity raised	$736,410	$—	$736,410
Land options exercised for land purchase	$2,000	$40,000	$42,000

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

Restricted Cash

The Company maintains restricted cash balances as part of the capital lease financing agreement described in Note 9.  The restricted cash balances include money market accounts and similar debt instruments which currently exceed amounts insured by the Federal Deposit Insurance Corporation and the Securities Investor Protection Corporation.  The Company does not believe it is exposed to any significant credit risk on cash balances.

Restricted Marketable Securities

The Company maintains restricted marketable securities in debt securities as part of the capital lease financing agreement described in Note 9.  The restricted marketable securities consist primarily of municipal obligations, U.S. treasury government obligations, and corporate obligations.  Restricted marketable securities are classified as “available-for-sale” and are carried at their estimated fair market value based on quoted market prices at year end.

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

Income Taxes

The Company is treated as a partnership for federal and state income tax purposes and generally does not incur income taxes.  Instead, their income or losses are included in the income tax returns of the members and partners.  Accordingly, no provision or liability for federal or state income taxes has been included in these financial statements.

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

In order to reduce the risk caused by interest rate fluctuations, the Company entered into an interest rate swap agreement. This contract is used with the intention to limit exposure to increased interest rates.  The fair value of this contract is based on widely accepted valuation techniques including discounted cash flow analysis which includes observable market-based inputs. The fair value of the derivative is continually subject to change due to changing market conditions. The Company does not formally designate this instrument as a hedge and, therefore, records in earnings adjustments caused from marking instrument to market on a monthly basis.

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157 (SFAS 157), Fair Value Measurements, SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.

The statement is effective for (1) financial assets and liabilities in financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years and (2) certain non-financial assets and liabilities in financial statements issued for fiscal years beginning after November 15, 2008, and interim periods

HIGHWATER ETHANOL, LLC

(A Development Stage Company)

Notes to Financial Statements

October 31, 2008 and 2007

within those fiscal years.  The Company is evaluating the effect, if any, that the adoption of SFAS 157 will have on its results of operations, financial position, and the related disclosures.

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

HIGHWATER ETHANOL, LLC

(A Development Stage Company)

Notes to Financial Statements

October 31, 2008 and 2007

3.  RESTRICTED MARKETABLE SECURITIES

The cost and fair value of the Company’s restricted marketable securities consist of the following at October 31, 2008:

	Amortized Cost	Gross Unrealized Losses	Fair Value

Restricted marketable securities - Current
Municipal obligations	$430,210	$(3,977)	$426,233
U.S. treasury government obligations	639,791	(8,283)	631,508
Corporate obligations	4,322,620	(162)	4,322,458
Total restricted marketable securities	5,392,621	(12,422)	5,380,199

Restricted marketable securities — Long-term
Municipal obligations	1,509,117	(47,682)	1,461,435

Total restricted marketable securities	$6,901,738	$(60,104)	$6,841,634

The long-term restricted marketable securities relate to the debt service reserve fund noted in Note 9.  Other comprehensive income is income of approximately $500 for the year ended October 31, 2008.

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

5. DERIVATIVE INSTRUMENT

At October 31, 2008, the Company recorded a liability for a derivative instrument of approximately $591,000 related to the interest rate swap described in Note 9. This derivative instrument was not designated as a cash flow hedge. The Company has recognized a loss on the interest rate swap of approximately $591,000 included in other income and expense for the year ended October 31, 2008.

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

7.  INCOME TAXES

The Company has adopted an October 31 fiscal year end, but has a tax year end of December 31.  The differences between financial statement basis and tax basis of assets are estimated as follows:

	October 31,	October 31,
	2008	2007

Financial statement basis of total assets	$77,797,943	$1,965,879

Organizational and start-up costs expensed for financial reporting purposes	2,542,960	1,544,339

Income tax basis of total assets	$80,340,903	$3,510,218

The differences between the financial statement basis and tax basis of the Company’s liabilities are estimated as follows:

	October 31,	October 31,
	2008	2007

Financial statement basis of liabilities	$33,265,807	$1,816,776

Less: unrealized loss on derivative instrument	(591,074)	—

Income tax basis of liabilities	$32,674,733	$1,816,776

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

9.  DEBT FINANCING

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

11.  RESTATEMENT

On September 8, 2009, the Company’s Audit Committee, upon management’s recommendation, determined that its financial statements as of October 31, 2008 as reported on Form 10-KSB should not be relied upon due to an error that occurred in the recording of an interest rate swap agreement.  The Company had not recorded the interest rate swap entered into in April 2008.  The effects of this error on the financial statements were as follows:

Balance Sheet	October 31, 2008	October 31, 2008
	(As previously reported)	(As restated)

Derivative instrument liability	$—	$591,074
Deficit accumulated during the development stage	$(1,470,276)	$(2,061,350)

Statement of Operations	Year Ended October 31, 2008	Year Ended October 31, 2008
	(As previously reported)	(As restated)

Loss on derivative instrument	$—	$(591,074)
Net Income (Loss)	$60,621	$(530,453)
Net Income (Loss) Per Unit	$19.84	$(173.58)

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

At the end of the period covered by this report, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of our Principal Executive Officer, Brian Kletscher, and our Principal Financial Officer, Mark Peterson. Based on their evaluation of our disclosure controls and procedures, they have concluded that during the period covered by this report, such disclosure controls and procedures were not effective to detect the inappropriate application of US GAAP standards.

Prior to this most recent evaluation of the effectiveness of our disclosure controls and procedures covering the period ended October 31, 2008 in which our controls and procedures were deemed to be not effective, our Company had disclosed material weaknesses.  Our management is working diligently to remediate the material weaknesses and will continue our efforts to remediate these material weaknesses through ongoing process improvements and the implementation of enhanced policies and improving standards.  We are in the process of strengthening internal controls including enhancing our internal control systems and procedures to assure that these weaknesses are corrected and remediated.  No material weaknesses will be considered remediated until the remedial procedures have operated for an appropriate period, have been tested, and management has concluded that they are operating effectively.

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

Management assessed the effectiveness of our internal control over financial reporting as of October 31, 2008.  This assessment is based on the criteria for effective internal control described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based

on its assessment, management concluded that the Company’s internal control over financial reporting was not effective as of October 31, 2008.  This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

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

PART III.

ITEM 13.  EXHIBITS.

The following exhibits are filed as part of, or are incorporated by reference into, this report:

Exhibit No.	Description	Method of Filing
10.1	Fifth Amendment to Lump Sum Design-Build Agreement between Highwater Ethanol, LLC and Fagen, Inc.	1

10.2	Lease Agreement dated April 1, 2008 with the City of Lamberton, MN	2

10.3	Trust Indenture dated April 1, 2008 with the City of Lamberton, MN and U.S. Bank National Association	2

10.4	Guaranty Agreement dated April 1, 2008 with U.S. Bank National Association	2

10.5	Bill of Sale dated April 25, 2008 from Highwater Ethanol, LLC to City of Lamberton, MN	2

10.6	Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Financing Statement dated April 1, 2008 with U.S. Bank National Association	2

10.7	Security Agreement dated April 1, 2008 with U.S. Bank National Association	2

10.8	Intercreditor Agreement dated April 24, 2008 with First National Bank of Omaha and U.S. Bank National Association.	2

10.9	Disbursing Agreement dated April 24, 2008 with First National Bank of Omaha, Homestead Escrow and Exchange Company and Dakota Homestead Title Insurance Company.	2

10.10	Construction Loan Agreement dated April 24, 2008 with First National Bank of Omaha.	2

10.11	Construction Loan Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Financing Statement dated April 24, 2008 with First National Bank of	2

	Omaha.

10.12	Security Agreement dated April 25, 2008 with First National Bank of Omaha.	2

10.13	$10,000,000 Construction Note dated April 24, 2008 with First National Bank of Omaha.	2

10.14	$2,000,000 Construction Note dated April 25, 2008 with First National Bank of Omaha.	2

10.15	$9,000,000 Construction Note dated April 25, 2008 with First National Bank of Omaha.	2

10.16	$13,646,000 Construction Note dated April 25, 2008 with First National Bank of Omaha.	2

10.17	$500,000 Construction Note dated April 25, 2008 with First National Bank of Omaha.	2

10.18	$1,000,000 Construction Note dated April 25, 2008 with First National Bank of Omaha.	2

10.19	$14,254,000 Construction Note dated April 25, 2008 with First National Bank of Omaha.	2

10.20	Promissory Note and Continuing Letter of Credit Agreement dated April 24, 2008 with First National Bank of Omaha.	2

10.21	$1,000,000 Revolving Promissory Note dated April 24, 2008 with First National Bank of Omaha.	2

10.22	$1,354,000 Revolving Promissory Note dated April 24, 2008 with First National Bank of Omaha.	2

10.23	$2,646,000 Revolving Promissory Note dated April 24, 2008 with First National Bank of Omaha.	2

10.24	Consulting Agreement dated May 27, 2008 with Granite Falls Energy, LLC.	2

10.25	Private Placement Agreement dated March 27, 2008 with City of Lamberton, MN and Northland Securities, Inc.	3

10.26	Natural Gas Service Agreement dated June 26, 2008 with CenterPoint Energy Resources Corp.+	4

10.27	General Contract dated July 30, 2008 with L.A. Colo, LLC	4

10.28	Grain Silo Support Construction Contract dated July 24, 2008 with McC, Inc.	4

14.1	Code of Ethics of Highwater Ethanol, LLC as adopted in June 2008.	5

31.1	Certificate Pursuant to 17 CFR 240.13a-14(a)	*

31.2	Certificate Pursuant to 17 CFR 240.13a-14(a)	*

32.1	Certificate Pursuant to 18 U.S.C. § 1350	*

32.2	Certificate Pursuant to 18 U.S.C. § 1350.	*

(*)	Filed herewith.

(1)	Incorporated by reference to the exhibit of the same number in Form 10-QSB filed with the Securities and Exchange Commission on March 17, 2008.

(2)	Incorporated by reference to the exhibit of the same number in Form 10-QSB filed with the Securities and Exchange Commission on June 13, 2008.

(3)	Incorporated by reference to Exhibit 99.1 on Form 8-K filed with the Securities and Exchange Commission on April 1, 2008.

(4)	Incorporated by reference to the exhibit of the same number in Form 10-QSB filed with the Securities and Exchange Commission on September 15, 2008.

(5)	Incorporated by reference to the exhibit of the same number in Form 10-KSB for the fiscal year ended October 31, 2008 and filed with the Securities and Exchange Commission on January 29, 2009.

(+)	Material has been omitted pursuant to a request for confidential treatment and such materials have been filed separately with the Securities and Exchange Commission.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HIGHWATER ETHANOL, LLC

Date:	September 28, 2009	/s/ Brian Kletscher
Brian Kletscher
Principal Executive Officer

Date:	September 28, 2009	/s/ Mark Peterson
Mark Peterson
Principal Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	September 28, 2009	/s/ Brian Kletscher
Brian Kletscher
Principal Executive Officer

Date:	September 28, 2009	/s/ Mark Peterson
Mark Peterson
Principal Financial Officer

Date:	September 28, 2009	/s/ David G. Moldan
David G. Moldan
President and Governor

Date:	September 28, 2009	/s/ John M. Schueller
John M. Schueller
Vice President and Governor

Date:	September 28, 2009	/s/Timothy J. Van Der Wal
Timothy J. Van Der Wal
Treasurer and Governor

Date:	September 28, 2009	/s/Warren Walter Pankonin
Warren Walter Pankonin
Secretary and Governor

Date:	September 28, 2009	/s/ Monica Rose Anderson
Monica Rose Anderson, Governor

Date:	September 28, 2009	/s/ Russell J. Derickson
Russell J. Derickson, Governor

Date:	September 28, 2009	/s/ George M. Goblish
George M. Goblish, Governor

Date:	September 28, 2009	/s/ Ronald E. Jorgenson
Ronald E. Jorgenson, Governor

Date:	September 28, 2009	/s/ Michael J. Landuyt
Michael J. Landuyt, Governor

Date:	September 28, 2009	/s/ Jason R. Fink
Jason R. Fink, Governor