Form 10-Q/A
period 2009-01-31
HIGHWATER ETHANOL LLC
filed 2009-09-29
CIK 1371451

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

This Amendment No. 1 to the Quarterly Report on Form 10-Q of Highwater Ethanol, LLC (the “Company”) for the fiscal quarter ended January 31, 2009, is being filed for the purpose of amending and restating Items 1, 2 and 4(T) to correct an error that occurred with the omission of an interest rate swap agreement.  The interest rate swap fixes the interest rate on a portion of the Company’s long-term debt at 7.60% for a period of five years beginning in June 2009.  The Company did not previously record the interest rate swap, which is a liability due to the decline in market interest rates.  As a result of this error, an interest rate swap was unrecorded at January 31, 2009.  In accordance with Rule 12b-15 under the Securities and Exchange Act of 1934, the complete text of such Items, as amended are set forth herein. In addition to the filing of this Amendment No. 1 and pursuant to Rule 12b-15, the Company is including certain currently dated certifications. The remainder of the Company’s Form 10-Q has not been updated to reflect events occurring subsequent to the original reporting date.

Therefore, the Company has:

•                  Increased liabilities by approximately $2,121,000, resulting in an increase of net loss of approximately $1,530,000 or $308.84 per weighted average unit outstanding for the three months ended January 31, 2009.

•                  Decreased members’ equity by approximately $2,121,000 as of January 31, 2009.

In addition, based on the continued assessment and evaluation of the Company’s internal control over financial reporting, the Company believes it has a material weakness due to the omission of the interest rate swap transaction and related effects on prior periods.

The information in this Amendment has been updated to give effect to the restatement.  The disclosures in this Amendment supersede and replace the disclosures in the Form 10-Q, as initially filed. However, this report speaks as of the original filing date of the Form 10-Q, and other than providing the restated financial statements, restated financial notes and the restated portion of the relevant Management, Discussion and Analysis, the Company has not updated the disclosures contained in the Form 10-Q to reflect any events that occurred subsequent to the original reporting date.  Accordingly, in conjunction with reading this Form 10-Q/A, you should also read all other filings that we have made with the Securities and Exchange Commission since the date of the original filings.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

HIGHWATER ETHANOL, LLC

(A Development Stage Company)

Condensed Balance Sheets

	January 31,	October 31,
ASSETS	2009	2008
	(Unaudited - restated)
Current Assets
Cash	$93,175	$1,355,827
Restricted cash	1,702,314	2,916,825
Restricted marketable securities	3,290,864	5,380,199
Prepaids and other	59,327	540,190
Total current assets	5,145,680	10,193,041

Property and Equipment
Land and land improvements	1,292,904	1,250,621
Construction in progress	83,311,335	62,948,311
Office equipment	49,118	19,137
Accumulated depreciation	(6,916)	(5,949)
Total property and equipment	84,646,441	64,212,120

Other Assets
Restricted cash	9,921	56,565
Restricted marketable securities	1,508,079	1,461,435
Debt issuance costs, net	1,882,082	1,874,782
Total other assets	3,400,082	3,392,782

Total Assets	$93,192,203	$77,797,943

	January 31,	October 31,
LIABILITIES AND EQUITY	2009	2008
	(Unaudited - restated)
Current Liabilities
Accounts payable	$74,438	$54,833
Accounts payable - members	1,489	7,014
Construction payable	596,308	1,620,712
Construction payable - members	9,271,988	15,143,048
Accrued expenses	297,947	669,126
Derivative instrument	344,661	52,333
Current maturities of long-term debt	2,045,163	—
Total current liabilities	12,631,994	17,547,066

Long-Term Debt	35,866,040	15,180,000

Derivative Instrument	1,776,078	538,741

Commitments and Contingencies

Members’ Equity
Member contributions, net of costs related to capital contributions, 4,953 units outstanding at January 31, 2009 and October 31, 2008	46,653,590	46,653,590
Deficit accumulated during development stage	(3,722,703)	(2,061,350)
Accumulated other comprehensive loss	(12,796)	(60,104)
Total members’ equity	42,918,091	44,532,136

Total Liabilities and Members’ Equity	$93,192,203	$77,797,943

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC

(A Development Stage Company)

Condensed Statements of Operations

			From Inception
	Three months ended	Three months ended	(May 2, 2006)
	January 31, 2009	January 31, 2008	to January 31, 2009
	(Unaudited - restated)	(unaudited)	(Unaudited - restated)

Revenues	$—	$—	$—

Operating Expenses
Professional fees	102,690	232,310	2,144,962
General and administrative	127,518	59,349	654,711
Total operating expenses	230,208	291,659	2,799,673

Operating Loss	(230,208)	(291,659)	(2,799,673)

Other Income (Expense)
Interest income	97,920	950	1,208,705
Other income	600	—	14,546
Interest expense	—	—	(25,542)
Loss on derivative instrument	(1,529,665)	—	(2,120,739)
Total other income/(expense), net	(1,431,145)	950	(923,030)

Net Loss	$(1,661,353)	$(290,709)	$(3,722,703)

Weighted Average Units Outstanding	4,953	386	1,762

Net Loss Per Unit	$(335.42)	$(753.13)	$(2,112.77)

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC

(A Development Stage Company)

Condensed Statement of Cash Flows

			From Inception
	Three months ended	Three months ended	(May 2, 2006)
	January 31, 2009	January 31, 2008	to January 31, 2009
	(Unaudited - restated)	(unaudited)	(Unaudited - restated)
Cash Flows from Operating Activities
Net loss	$(1,661,353)	$(290,709)	$(3,722,703)
Adjustments to reconcile net loss to net cash used in operations
Depreciation and amortization	967	869	10,768
Change in fair value of derivative instrument	1,529,665	—	2,120,739
Other	—	(384)	370
Change in assets and liabilities
Prepaids and other	480,863	2,252	(59,327)
Accounts payable, including members	(11,969)	243,872	49,878
Accrued expenses	(661,402)	4,523	7,724
Net cash used in operating activities	(323,229)	(39,577)	(1,592,551)

Cash Flows from Investing Activities
Capital expenditures	(59,215)	(21,084)	(1,286,973)
Construction in progress	(23,503,892)	—	(64,518,905)
Payments for land options	—	—	(42,000)
Net cash used in investing activities	(23,563,107)	(21,084)	(65,847,878)

Cash Flows from Financing Activities
Proceeds from note payable	—	—	1,038,939
Payments on notes payable	—	—	(1,100,000)
Release of restricted cash	—	15,333
Funds received from restricted cash	—	—	36,721
Increase in restricted cash from net interest earned	(86,137)	—	(205,741)
Member contributions	—	—	47,350,000
Forfeited investor deposits	—	—	40,000
Proceeds from long-term debt	22,731,203	—	22,731,203
Payments for deferred offering costs	—	(3,269)	(736,410)
Payments for debt issuance costs	(21,382)	—	(1,621,108)
Net cash provided by financing activities	22,623,684	12,064	67,533,604

Net Increase (Decrease) in Cash	(1,262,652)	(48,597)	93,175

Cash - Beginning of period	1,355,827	98,697	—

Cash - End of period	$93,175	$50,100	$93,175
			—
Supplemental Cash Flow Information
Cash paid for interest expense	$—	$—	$25,542
Cash paid for interest capitalized	$864,654	$15,333	$941,549
Total	$864,654	$15,333	$967,091

Supplemental Disclosure of Noncash Financing and Investing Activities
Unrealized gains (losses) on restricted marketable securities	$47,308	$—	$(12,796)
Restricted cash received as part of capital lease	$—	$—	$14,876,400
Restricted cash received as part of note payable	$—	$—	$55,000
Purchase of restricted marketable securities with restricted cash	$—	$—	$6,903,362
Redemption of restricted marketable securities - restricted cash	$2,089,999	$—	$2,089,999
Construction in progress included in construction payable	$9,868,296	$1,191,303	$9,868,296
Capital expenditures included in accounts payable	$13,049	$—	$13,049
Deferred offering costs included in accounts payable	$—	$2,624	$—
Construction in progress paid from restricted cash	$2,663,111	$—	$7,801,896
Interest payment made from restricted cash	$774,180	$—	$774,180
Accrued interest capitalized in construction in progress	$290,223	$—	$290,223
Loan costs capitalized with construction in progress	$27,082	$1,528	$57,835
Debt issuance costs financed through capital lease	$—	$—	$303,600
Debt issuance costs financed with note payable	$—	$—	$6,061
Debt issuance costs included in accounts payable	$13,000	$—	$13,000
Costs of raising capital offset against equity raised	$—	$—	$736,410
Land options exercised for land purchase	$—	$—	$42,000

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

The following table provides information on those assets measured at fair value on a recurring basis:

	Fair Value as of	Fair Value Measurement Using
	January 31, 2009	Level 1	Level 2	Level 3
Restricted cash – current	$1,702,314	$1,702,314	$—	$—
Restricted cash – long-term	$9,921	$9,921	$—	$—
Restricted marketable securities – current	$3,290,864	$3,290,864	$—	$—
Restricted marketable securities – long-term	$1,508,079	1,508,079
Interest rate swap	$(2,120,739)	—	$(2,120,739)	—

The fair value of restricted cash, which includes money market funds, and restricted marketable securities are based on quoted market prices in an active market.  We determine the fair value of the interest rate swap by using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows.  The analysis reflects the contractual terms of the swap agreement, including the period to maturity and uses observable market-based inputs and uses the market standard methodology of netting the discounted future fixed cash receipts and the discounted expected variable cash payments.

4.  RESTRICTED MARKETABLE SECURITIES

The cost and fair value of the Company’s restricted marketable securities consist of the following at January 31, 2009:

	Amortized Cost	Gross Unrealized Gains/ (Losses)	Fair Value

Restricted marketable securities – Current
Municipal obligations	$430,211	$(3,740)	$426,471
U.S. treasury government obligations	639,791	(10,440)	629,351
Corporate obligations	2,232,620	2,422	2,235,042
Total restricted marketable securities	3,302,622	(11,758)	3,290,864

Restricted marketable securities – Long-term
Municipal obligations	1,509,117	(1,038)	1,508,079

Total restricted marketable securities	$4,811,739	$(12,796)	$4,798,943

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

5. DERIVATIVE INSTRUMENT

At January 31, 2009, the Company recorded a liability for a derivative instrument of approximately $2,121,000 related to the interest rate swap described in Note 7. This derivative instrument was not designated as a cash flow hedge. The Company has recognized a loss on the interest rate swap of approximately $1,530,000 included in other income and expense for the three-months ended January 31, 2009.

6.  RELATED PARTY TRANSACTIONS

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

In December 2007, the Company entered into an agreement with a related party through common ownership for the construction of a water treatment facility, and installation of the fire loop.  As of January 31, 2009, the Company has incurred approximately $11,929,000 under this agreement.

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

8.  COMMITMENTS AND CONTINGENCIES

Construction Contracts

The total cost of the project, including the construction of the ethanol plant and start-up expenses, is expected to approximate $113,580,000.  The Company signed an agreement in September 2006 with a general contractor, a related party, to design and build the ethanol plant at a total contract price, with change orders, to approximately $69,964,000. As of January 31, 2009, the Company has incurred approximately $60,446,000 for these services.

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

In December 2007, the Company entered into an agreement with a related party for construction of a water treatment facility, and installation of the fire loop for approximately $15,995,000.  The Company shall make monthly payments based on the amount of work completed, with 5% retainage held on the last two payments.  As of January 31, 2009, the Company has incurred approximately $11,930,000 under this agreement.

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

9.  RESTATEMENT

On September 8, 2009, the Company’s Audit Committee, upon management’s recommendation, determined that its condensed financial statements as of January 31, 2009 as reported on Form 10-Q should not be relied upon due to an error that occurred in the recording of an interest rate swap agreement.  The Company had not recorded the interest rate swap entered into in April 2008.  The effects of this error on the financial statements were as follows:

Balance Sheet	January 31, 2009	January 31, 2009
	(As previously reported)	(As restated)

Derivative instrument liability	$—	$(2,120,739)
Deficit accumulated during the development stage	$(1,601,964)	$(3,722,703)

Statement of Operations	Three Months Ended January 31, 2009	Three Months Ended January 31, 2009
	(As previously reported)	(As restated)

Loss on derivative instrument	$—	$(1,529,665)
Net Loss	$(131,688)	$(1,661,353)
Net Loss Per Unit	$(26.59)	$(335.42)

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

Quarterly Financial Results

As of January 31, 2009, we had cash of approximately $93,000 and total assets of approximately $93,192,000, which includes approximately $83,311,000 in construction in progress and approximately $4,799,000 in restricted marketable securities.   As of January 31, 2009, we had current liabilities of approximately $12,632,000 consisting primarily of accrued expenses in the amount of approximately $298,000, construction payable in the amount of $9,868,000, current derivative instrument of approximately $345,000 and current maturities of long-term debt of approximately $2,045,000.  In addition, we have incurred long-term debt of approximately $35,866,000 and long-term derivative instrument of approximately $1,776,000.  Total members’ equity as of January 31, 2009, was approximately $42,918,000.  Since inception, we have generated no revenue from operations, and inception through January 31, 2009, have accumulated net losses of approximately $3,723,000 and accumulated other comprehensive loss of approximately $13,000.

At January 31, 2009, the Company recorded a liability for a derivative instrument of approximately $2,121,000 related to the interest rate. The Company has recognized a loss on the interest rate swap of approximately $1,530,000 included in other income and expense for the three-months ended January 31, 2009.

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

The Company manages a portion of its floating rate debt using an interest rate swap.  The Company entered into an interest rate swap to alter its exposure to the impact of changing interest rates on its results of operations and future cash outflows for interest.  An interest rate swap is used to reduce the Company’s risk of the possibility of increased interest costs.  An interest rate swap contract is therefore used by the Company to separate interest rate risk management from the debt funding decision.

At January 31, 2009, the Company recorded a liability for a derivative instrument of approximately $2,121,000 related to the interest rate. This derivative instrument was not designated as a cash flow hedge. The Company has recognized a loss on the interest rate swap of approximately $1,530,000 included in other income and expense for the three-months ended January 31, 2009.

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

Our management, including our Chief Executive Officer, Brian Kletscher (the Principal Executive Officer), along with our Chief Financial Officer, Mark Peterson (the Principal Financial Officer), have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a — 15(e) under the Exchange Act of 1934, as amended) as of January 31, 2009.  Based upon this review and evaluation, these officers have concluded that our disclosure controls and procedures were not effective based upon the material weaknesses related to the omission of the Interest Rate Swap agreement and effect upon the financial statements and reports.  Our management plan to remediate these material weaknesses through ongoing process improvements, the implementation of enhanced policies and improved standards and the hiring of a Chief Financial Officer.  We are in the process of strengthening internal controls including enhancing our internal control systems and procedures to assure that these weaknesses are corrected and remediated.  No material weaknesses will be considered remediated until the remedial procedures have operated for an appropriate period, have been tested and management has concluded that they are operating effectively.

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