Form 10-Q/A
period 2009-04-30
HIGHWATER ETHANOL LLC
filed 2009-09-29
CIK 1371451

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

This Amendment No. 1 to the Quarterly Report on Form 10-Q of Highwater Ethanol, LLC (the “Company”) for the fiscal quarter ended April 30, 2009, is being filed for the purpose of amending and restating Items 1, 2 and 4(T) to correct an error that occurred with the omission of an interest rate swap agreement.  The interest rate swap fixes the interest rate on a portion of the Company’s long-term debt at 7.60% for a period of five years beginning in June 2009.  The Company did not previously record the interest rate swap, which is a liability due to the decline in market interest rates.  As a result of this error, an interest rate swap was unrecorded at April 30, 2009.  In accordance with Rule 12b-15 under the Securities and Exchange Act of 1934, the complete text of such Items, as amended are set forth herein. In addition to the filing of this Amendment No. 1 and pursuant to Rule 12b-15, the Company is including certain currently dated certifications. The remainder of the Company’s Form 10-Q has not been updated to reflect events occurring subsequent to the original reporting date.

Therefore, the Company has:

•                  Increased liabilities by approximately $2,273,000, resulting in an increase of net loss of approximately $152,000 or $30.70 per weighted average unit outstanding for the three months ended April 30, 2009.

•                  Increased net loss of approximately $1,682,000 or $339.53 per weighted average unit outstanding for the six months ended April 30, 2009.

•                  Decreased members’ equity by approximately $2,273,000 as of April 30, 2009.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

HIGHWATER ETHANOL, LLC

(A Development Stage Company)

Condensed Balance Sheets

	April 30,	October 31,
ASSETS	2009	2008
	(Unaudited - restated)
Current Assets
Cash	$285,454	$1,355,827
Restricted cash	2,164,659	2,916,825
Restricted marketable securities	442,673	5,380,199
Prepaids and other	56,150	540,190
Total current assets	2,948,936	10,193,041

Property and Equipment
Land and land improvements	1,317,373	1,250,621
Construction in progress	95,116,721	62,948,311
Office equipment	71,393	19,137
Accumulated depreciation	(9,094)	(5,949)
Total property and equipment	96,496,393	64,212,120

Other Assets
Restricted cash	—	56,565
Restricted marketable securities	1,518,000	1,461,435
Debt issuance costs, net	1,865,916	1,874,782
Total other assets	3,383,916	3,392,782

Total Assets	$102,829,245	$77,797,943

	April 30,	October 31,
LIABILITIES AND EQUITY	2009	2008
	(Unaudited - restated)	(Restated)
Current Liabilities
Accounts payable	$74,075	$54,833
Accounts payable - members	11,788	7,014
Construction payable	628,081	1,620,712
Construction payable - members	6,217,984	15,143,048
Accrued expenses	696,055	669,126
Derivative instrument	502,877	52,333
Current maturities of long-term debt	2,933,540	—
Total current liabilities	11,064,400	17,547,066

Long-Term Debt	47,570,096	15,180,000

Derivative Instrument	1,769,909	538,741

Commitments and Contingencies

Members’ Equity
Member contributions, net of costs related to capital contributions, 4,953 units outstanding at April 30, 2009 and October 31, 2008	46,653,590	46,653,590
Deficit accumulated during development stage	(4,250,095)	(2,061,350)
Accumulated other comprehensive gain (loss)	21,345	(60,104)
Total members’ equity	42,424,840	44,532,136

Total Liabilities and Members’ Equity	$102,829,245	$77,797,943

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC

(A Development Stage Company)

Condensed Statement of Operations

	Three Months	Three Months
	Ended	Ended
	April 30, 2009	April 30, 2008
	(Unaudited - restated)	(Unaudited)

Revenues	$—	$—

Operating Expenses
Professional fees	86,448	232,901
General and administrative	320,279	141,795
Total operating expenses	406,727	374,696

Operating Loss	(406,727)	(374,696)

Other Income (Expense)
Interest income	44,793	736,017
Other income (expense)	(13,411)	12,344
Loss on derivative instrument	(152,047)	(521,148)
Total other income/(expense), net	(120,665)	227,213

Net Loss	$(527,392)	$(147,483)

Weighted Average Units Outstanding	4,953	1,908

Net Loss Per Unit	$(106.48)	$(77.30)

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC

(A Development Stage Company)

Condensed Statements of Operations

	Six Months	Six Months	From Inception
	Ended	Ended	(May 2, 2006)
	April 30, 2009	April 30, 2008	to April 30, 2009
	(Unaudited - restated)	(Unaudited)	(Unaudited - restated)

Revenues	$—	$—	$—

Operating Expenses
Professional fees	189,138	465,211	2,231,410
General and administrative	447,797	201,144	974,990
Total operating expenses	636,935	666,355	3,206,400

Operating Loss	(636,935)	(666,355)	(3,206,400)

Other Income (Expense)
Interest income	142,713	736,967	1,253,498
Other income (expense)	(12,811)	12,344	1,135
Interest expense	—	—	(25,542)
Loss on derivative instrument	(1,681,712)	(521,148)	(2,272,786)
Total other income/(expense), net	(1,551,810)	228,163	(1,043,695)

Net Loss	$(2,188,745)	$(438,192)	$(4,250,095)

Weighted Average Units Outstanding	4,953	1,139	2,021

Net Loss Per Unit	$(441.90)	$(384.72)	$(2,102.97)

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC

(A Development Stage Company)

Condensed Statement of Cash Flows

			From Inception
	Six Months Ended	Six Months Ended	(May 2, 2006)
	April 30, 2009	April 30, 2008	to April 30, 2009
	(Unaudited - restated)	(Unaudited)	(Unaudited - restated)
Cash Flows from Operating Activities
Net loss	$(2,188,745)	$(438,192)	$(4,250,095)
Adjustments to reconcile net loss to net cash used in operations
Depreciation and amortization	3,145	3,934	12,946
Change in fair value of derivative instrument	1,681,712	521,148	2,272,786
Other	13,411	—	13,781
Change in assets and liabilities
Prepaids and other	484,040	10,307	(56,150)
Accounts payable, including members	24,016	1,456	85,863
Accrued expenses	42,712	(8,202)	45,183
Net cash used in (provided by) operating activities	60,291	90,451	(1,875,686)

Cash Flows from Investing Activities
Capital expenditures	(119,008)	(220,284)	(1,346,766)
Construction in progress	(36,165,998)	(5,718,982)	(76,514,356)
Payments for land options	—	—	(42,000)
Net cash used in investing activities	(36,285,006)	(5,939,266)	(77,903,122)

Cash Flows from Financing Activities
Proceeds from note payable	—	—	1,038,939
Payments on notes payable	—	(1,100,000)	(1,100,000)
Funds received from restricted cash	—	36,721	36,721
Increase in restricted cash from net interest earned	(130,743)	—	(250,347)
Member contributions	—	45,661,000	47,350,000
Forfeited investor deposits	—	40,000	40,000
Proceeds from long-term debt	35,323,636	—	35,323,636
Payments for deferred offering costs	—	(231,067)	(736,410)
Payments for debt issuance costs	(38,551)	(1,276,800)	(1,638,277)
Net cash provided by financing activities	35,154,342	43,129,854	80,064,262

Net Increase (Decrease) in Cash	(1,070,373)	37,281,039	285,454

Cash - Beginning of period	1,355,827	98,697	—

Cash - End of period	$285,454	$37,379,736	$285,454

Supplemental Cash Flow Information
Cash paid for interest expense	$—	$—	$25,542
Cash paid for interest capitalized	$1,129,974	$69,105	$1,206,869
Total	$1,129,974	$69,105	$1,232,411

Supplemental Disclosure of Noncash Financing and Investing Activities
Unrealized gains on restricted marketable securities	$81,449	$—	$21,345
Restricted cash received as part of capital lease	$—	$14,876,400	$14,876,400
Restricted cash received as part of note payable	$—	$—
Purchase of restricted marketable securities with restricted cash	$—	$—	$6,903,362
Redemption of restricted marketable securities - restricted cash	$4,948,999	$—	$4,948,999
Construction in progress included in construction payable	$6,846,065	$7,986,190	$(6,846,065)
Construction in progress paid from restricted cash	$5,114,293	$19,533	$10,253,078
Interest payment made from restricted cash	$774,180	$—	$774,180
Accrued interest capitalized in construction in progress	$650,872	$—	$650,872
Loan costs capitalized with construction in progress	$81,799	$—	$112,552
Debt issuance costs financed through capital lease	$—	$303,600	$303,600
Debt issuance costs financed with note payable	$—	$—	$6,061
Costs of raising capital offset against equity raised	$—	$736,410	$736,410
Costs of raising capital included in accounts payable	$—	$17,216	$—
Land options exercised for land purchase	$—	$2,000	$42,000

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

In July 2009, the Company expects to complete construction of its ethanol production facilities with installed capacity of 50 million gallons per year.  The carrying value of these facilities at April 30, 2009 was approximately $96 million.  In accordance with the Company’s policy for evaluating impairment of long-lived assets described above, management will evaluate the recoverability of the facilities based on projected future cash flows from operations over the facilities’ estimated useful lives after operations begin.  In determining the projected future undiscounted cash flows, the Company will make significant assumptions concerning the future viability of the ethanol industry, the future price of corn in relation to the future price of ethanol and the overall demand in relation to production and supply capacity.

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

The following table provides information on those assets measured at fair value on a recurring basis.

	Fair Value as of	Fair Value Measurement Using
	April 30, 2009	Level 1	Level 2	Level 3

Restricted cash – current	$2,164,659	$2,164,659	$—	$—

Restricted marketable securities - current	$442,673	$442,673	$—	$—

Restricted marketable securities – long-term	$1,518,000	$1,518,000	$—	$—

Interest rate swap	$(2,272,786)	$—	$(2,272,786)	$—

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

HIGHWATER ETHANOL, LLC

(A Development Stage Company)

Notes to Unaudited Condensed Financial Statements

April 30, 2009

4.  RESTRICTED MARKETABLE SECURITIES

The cost and fair value of the Company’s restricted marketable securities consist of the following at April 30, 2009:

	Amortized Cost	Gross Unrealized Gains/ (Losses)	Fair Value

Restricted marketable securities - Current Municipal obligations	$446,702	$(4,029)	$442,673

Restricted marketable securities – Long-term Municipal obligations	1,492,626	25,374	1,518,000

Total restricted marketable securities	$1,939,328	$21,345	$1,960,673

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

5. DERIVATIVE INSTRUMENTS

In March 2008, the Financial Accounting Standards Board issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment to FASB Statement No 133.”  SFAS 161 applies to all derivative instruments and nonderivative instruments that are designated and qualify as hedging instruments pursuant to paragraphs 37 and 42 of SFAS 133 and related hedged items accounted for under SFAS 133. SFAS 161 requires entities to provide greater transparency through additional disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. SFAS 161 is effective for the Company’s fiscal quarter ended April 30, 2009. Because SFAS 161 requires enhanced disclosures but does not modify the accounting treatment of derivative instruments and hedging activities, the Company believes the adoption of this standard had no impact on its financial position, results of operations, or cash flows.

This statement requires holders of derivative instruments to provide qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses from derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The Company adopted this statement for the three months ended April 30, 2009.

As of April 30, 2009, the Company has entered into an interest rate swap agreement. SFAS No. 133 requires that companies record derivative financial instruments as either assets or liabilities at fair value in the statement of financial position. Derivatives qualify for treatment as hedges when there is a high correlation between the change in fair value of the derivative instrument and the related change in value of the underlying hedged item. Furthermore,

HIGHWATER ETHANOL, LLC

(A Development Stage Company)

Notes to Unaudited Condensed Financial Statements

April 30, 2009

the Company must designate the hedging instruments based upon the exposure being hedged as a fair value hedge, a cash flow hedge or a hedge against foreign currency exposure. The Company formally documents, designates, and assesses the effectiveness of transactions that receive hedge accounting initially and on an on-going basis.  The Company has not designated the interest rate swap as a cash flow hedge under SFAS 133 or SFAS 161.

Interest Rate Contract

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

At April 30, 2009, the Company had $25,200,000 of notional amount outstanding in the swap agreement that exchanges variable interest rates (LIBOR) for fixed interest rates over the terms of the agreement.  The interest rate swap is not designated as a cash flow hedge for accounting purposes.

The following tables provide details regarding the Company’s derivative instrument at April 30, 2009:

	Balance Sheet location	Assets	Liabilities

Interest rate swap	Derivative instrument	$—	$2,272,786

The following tables provide details regarding the gains and (losses) from the Company’s derivative instruments in statements of operations, none of which are designated as hedging instruments:

		Three Months Ended April 30,
	Statement of Operations location	2009	2008
Interest rate swap	Loss on derivative instrument	$152,047	$521,148

		Six Months Ended April 30,
	Statement of Operations location	2009	2008
Interest rate swap	Loss on derivative instrument	$1,681,712	$521,148

6.  RELATED PARTY TRANSACTIONS

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

HIGHWATER ETHANOL, LLC

(A Development Stage Company)

Notes to Unaudited Condensed Financial Statements

April 30, 2009

10. RESTATEMENT

On September 8, 2009, the Company’s Audit Committee, upon management’s recommendation, determined that its condensed financial statements as of April 30, 2009 as reported on Form 10-Q should not be relied upon due to an error that occurred in the recording of an interest rate swap agreement.  The Company had not recorded the interest rate swap entered into in April 2008.  The effects of this error on the financial statements were as follows:

Balance Sheet	April 30, 2009	April 30, 2009
	(As previously reported)	(As restated)

Derivative instrument liability	$—	$(2,272,786)
Deficit accumulated during the development stage	$(1,977,309)	$(4,250,095)

Statement of Operations	Three Months Ended April 30, 2009	Three Months Ended April 30, 2009
	(As previously reported)	(As restated)

Loss on derivative instrument	$—	$(152,047)
Net Loss	$(375,345)	$(527,392)
Net Loss Per Unit	$(75.78)	$(106.48)

Statement of Operations	Six Months Ended April 30, 2009	Six Months Ended April 30, 2009
	(As previously reported)	(As restated)

Loss on derivative instrument	$—	$(1,681,712)
Net Loss	$(507,033)	$(2,188,745)
Net Loss Per Unit	$(102.37)	$(441.90)

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

We will make 59 monthly principal payments on the Fixed Rate Note ranging from approximately $145,000 to $197,000 plus accrued interest on the eighth day of every month commencing one month immediately following the Construction Loan Termination Date.  Interest will accrue on the Fixed Rate Note at the greater of the one month LIBOR Rate, in effect from time to time, plus 350 basis points or 4%.  A final balloon payment of approximately $15,184,000 will be due on the termination date of the Fixed Rate Note, which will be five (5) years after completion of construction.  We will make 59 monthly payments ranging from approximately $147,000 to $211,000 on the eighth day of every month commencing one month immediately following the Construction Loan Termination Date which shall be allocated as follows: (i) first to accrued and unpaid interest on the Long Term Revolving Note, (ii) next to accrued and unpaid interest on the Variable Rate Note, and (iii) next to principal on the Variable Rate Note.  A final balloon payment of approximately $14,807,000 will be due five (5) years following the construction loan termination date.  In connection with the Company’s Construction Loan Agreement with FNBO, the Company entered into an interest rate swap which fixes the interest rate on the Fixed Rate Note at 7.6% for five years beginning in June 2009.

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

Quarterly Financial Results

As of April 30, 2009, we had cash of approximately $285,000 and total assets of approximately $102,829,000, which includes approximately $95,117,000 in construction in progress and approximately $1,961,000 in restricted marketable securities.   As of April 30, 2009, we had current liabilities of approximately $11,064,000 consisting primarily of accrued expenses in the amount of approximately $696,000, construction payables in the amount of $6,846,000 and current derivative instruments of approximately $503,000.   In addition, we have incurred long-term debt of approximately $47,570,000 and long-term derivative instrument of approximately $1,770,000.  Total members’ equity as of April 30, 2009, was approximately $42,425,000.  Since inception, we have generated no revenue from operations, and inception through April 30, 2009, have accumulated net losses of approximately $4,250,000 and accumulated other comprehensive gain of approximately $21,000.

At April 30, 2009, the Company had $25,200,000 of notional amount outstanding in the swap agreement that exchanges variable interest rates (LIBOR) for fixed interest rates over the term of the agreement.  At April 30, 2009, the Company recorded a liability for a derivative instrument of approximately $2,273,000 related to the interest swap agreement.  The Company has recognized a loss of approximately $152,000 for the three months ended April 30, 2009.

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

At April 30, 2009, the Company had $25,200,000 of notional amount outstanding in the swap agreement that exchanges variable interest rates (LIBOR) for fixed interest rates over the terms of the agreements.  The interest rate swap is not designated as a cash flow hedge for accounting purposes.  As of April 30, 2009, we had recorded a liability for a derivative instrument of approximately $2,273,000 related to the interest rate swap agreement.

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

Item 6.  Exhibits.  The following exhibits are included herein:

Exhibit No.	Description
10.1	Commodity Risk Management Consulting Agreement between John Stewart & Associates and Highwater Ethanol, LLC dated April 28, 2009.	(1)

10.2	Railroad Car Lease Agreement between Trinity Industries Leasing Company and Highwater Ethanol, LLC dated July 1, 2009.	(1)

31.1	Certificate Pursuant to 17 CFR 240.15d-14(a).	*

31.2	Certificate Pursuant to 17 CFR 240.15d-14(a).	*

32.1	Certificate Pursuant to 18 U.S.C. § 1350.	*

32.2	Certificate Pursuant to 18 U.S.C. § 1350.	*

(*)                                 Filed herewith

(1)                                  Incorporated by reference to the exhibit of the same number in Form 10-Q for the quarter ended April 30, 2009 as filed with the Securities and Exchange Commission on June 15, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HIGHWATER ETHANOL, LLC

Date:	September 28, 2009	/s/ Brian Kletscher
Brian Kletscher
Chief Executive Officer (Principal Executive Officer)

Date:	September 28, 2009	/s/ Mark Peterson
Mark Peterson
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	Commodity Risk Management Consulting Agreement between John Stewart & Associates and Highwater Ethanol, LLC dated April 28, 2009.	(1)

10.2	Railroad Car Lease Agreement between Trinity Industries Leasing Company and Highwater Ethanol, LLC dated July 1, 2009.	(1)

31.1	Certificate Pursuant to 17 CFR 240.15d-14(a).	*

31.2	Certificate Pursuant to 17 CFR 240.15d-14(a).	*

32.1	Certificate Pursuant to 18 U.S.C. § 1350.	*

32.2	Certificate Pursuant to 18 U.S.C. § 1350.	*

(*)                                 Filed herewith

(1)                                  Incorporated by reference to the exhibit of the same number in Form 10-Q for the quarter ended April 30, 2009 as filed with the Securities and Exchange Commission on June 15, 2009.