Form 10-K
period 2009-10-31
HIGHWATER ETHANOL LLC
filed 2010-01-29
CIK 1371451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended October 31, 2009

☐  Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

Commission file number 000-53588

HIGHWATER ETHANOL, LLC

(Exact name of registrant as specified in its charter)

Minnesota	20-4798531
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

24500 U.S. Highway 14, Lamberton, Minnesota	56152
(Address of principal executive offices)	(Zip Code)

(507) 752-6160

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Class A Membership Units

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes ☒ No

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes ☒ No

As of January 22, 2010, the aggregate market value of the membership units held by non-affiliates (computed by reference to the most recent offering price of such membership units) was $47,350,000.  The Company is a limited liability company whose outstanding common equity is subject to significant restrictions on transfer under its Member Control Agreement.  No public market for common equity of Highwater Ethanol, LLC is established and it is unlikely in the foreseeable future that a public market for its common equity will develop.

As of January 22, 2010, there were 4,953 membership units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant has incorporated by reference into Part III of this Annual Report on Form 10-K portions of its definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this Annual Report.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

This annual report contains historical information, as well as forward-looking statements that involve known and unknown risks and relate to future events, our future financial performance, or our expected future operations and actions.  In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “future,” “intend,” “could,” “hope,” “predict,” “target,” “potential,” or “continue” or the negative of these terms or other similar expressions.  These forward-looking statements are only our predictions based on current information and involve numerous assumptions, risks and uncertainties.  Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the reasons described in this report.  While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include:

•      Changes in the availability and price of corn and natural gas;

•      Volatile commodity and financial markets;

•      Our ability to comply with the financial covenants contained in our credit agreements with our lender;

•                  Our ability to profitably operate the ethanol plant and maintain a positive spread between the selling price of our products and our raw material costs;

•      Results of our hedging activities and other risk management strategies;

•      Ethanol supply exceeding demand and corresponding ethanol price reductions;

•      Our ability to generate free cash flow to invest in our business and service our debt;

•                  Changes in the environmental regulations that apply to our plant operations and changes in our ability to comply with such regulations;

•      Changes in our business strategy, capital improvements or development plans;

•       Changes in plant production capacity or technical difficulties in operating the plant;

•                  Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries;

•      Lack of transportation, storage and blending infrastructure preventing ethanol from reaching high demand markets;

•                  Changes in federal and/or state laws or policies impacting the ethanol industry (including the elimination of any federal and/or state ethanol tax incentives);

•      Changes and advances in ethanol production technology;

•      Competition from alternative fuel additives;

•      Changes in interest rates and lending conditions; and

•      Our ability to retain key employees and maintain labor relations.

The cautionary statements referred to in this section also should be considered in connection with any subsequent written or oral forward-looking statements that may be issued by us or any persons acting on our behalf.  We undertake no duty to update these forward-looking statements, even though our situation may change in the future. Furthermore, we cannot guarantee future results, events, levels of activity, performance, or achievements.  We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report.  You should read this report and the documents that we reference in this report and have filed as exhibits, completely and with the understanding that our actual future results may be materially different from what we currently expect.  We qualify all of our forward-looking statements by these cautionary statements.

AVAILABLE INFORMATION

Information about us is also available at our website at www.highwaterethanol.com, under “SEC Compliance,” which includes links to reports we have filed with the Securities and Exchange Commission. The contents of our website are not incorporated by reference in this Annual Report on Form 10-K.  The Securities and Exchange Commission also maintains an Internet site (http://www.sec.gov) through which the public can access our reports.

PART I.

ITEM 1.  BUSINESS.

Business Development

Highwater Ethanol, LLC (“we,” “our,” “Highwater Ethanol” or the “Company”) is a Minnesota limited liability company organized on May 2, 2006, for the purpose of developing, constructing, owning and operating a 50 million gallon per year ethanol plant near Lamberton, Minnesota.  We commenced production of ethanol and distillers grains on August 14, 2009.

We are subject to industry-wide factors that affect our operating and financial performance.  These factors include, but are not limited to, the available supply and cost of corn from which our ethanol and distillers grains are processed; the cost of natural gas, which we use in the production process; dependence on our ethanol marketer and distillers grains marketer to market and distribute our products; the intensely competitive nature of the ethanol industry; possible legislation at the federal, state and/or local level; changes in federal ethanol tax incentives and the cost of complying with extensive environmental laws that regulate our industry; and negative impacts that our hedging activities may have on our operations.

Financial Information

Please refer to “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” for information about our revenue, profit and loss measurements and total assets and liabilities and “Item 8 - Financial Statements and Supplementary Data” for our financial statements and supplementary data.

Principal Products

The principal products we produce at the ethanol plant are ethanol and distillers grains.  Raw carbon dioxide is another co-product of the ethanol production process.  We currently have no agreement to capture or market carbon dioxide gas.

Ethanol

Our primary product is ethanol.  Ethanol is ethyl alcohol, a fuel component made primarily from corn and various other grains, which can be used as: (i) an octane enhancer in fuels; (ii) an oxygenated fuel additive for the purpose of reducing ozone and carbon monoxide vehicle emissions; and (iii) a non-petroleum-based gasoline substitute.  According to the Renewable Fuels Association, approximately 85 percent of the ethanol in the United States today is produced from corn, and approximately 90 percent of ethanol is produced from a corn and other input mix.  The ethanol we produce is manufactured from corn.  Although the ethanol industry continues to explore production technologies employing various feedstocks, such as biomass, corn-based production technologies remain the most practical and provide the lowest operating risks.  Ethanol produced in the United States is primarily used for blending with unleaded gasoline and other fuel products.  The principal purchasers of ethanol are generally wholesale gasoline marketers or blenders.  The principal markets for our ethanol are petroleum terminals in the continental United States.

Approximately 89% of our total revenue was derived from the sale of ethanol during our fiscal year ended October 31, 2009.

Distillers Grains

The principal co-product of the ethanol production process is distillers grains, a high protein, high-energy animal feed supplement primarily marketed to the dairy, poultry, swine and beef industries.  Distillers grains contain by-pass protein that is superior to other protein supplements such as cottonseed meal and soybean meal.  By-pass proteins are more digestible to the animal, thus generating greater lactation in milk cows and greater weight gain in beef cattle.  Dry mill ethanol processing creates three forms of distiller grains: Distillers Wet Grains with Solubles (“DWS”), Distillers Modified Wet Grains with Solubles (“DMWS”) and Distillers Dried Grains with Solubles (“DDGS”).  DWS is processed corn mash that contains approximately 70% moisture.  DWS has a shelf life of approximately three days and can be sold only to farms within the immediate vicinity of an ethanol plant.  DMWS is DWS that has been dried to approximately 50% moisture.  DMWS has a slightly longer shelf life of approximately ten days and is often sold to nearby markets.  DDGS is DWS that has been dried to 10% to 12% moisture.  DDGS has an almost indefinite shelf life and may be sold and shipped to any market regardless of its vicinity to an ethanol plant.

Approximately 11% of our total revenue was derived from the sale of distillers grains during our fiscal year ended October 31, 2009.

Principal Product Markets

As described below in “Distribution Methods”, we market and distribute all of our ethanol and distillers grains through professional third party marketers.  Our ethanol and distillers grains marketers make all decisions with regard to where our products are marketed.  Local ethanol markets will be limited and must be evaluated on a case-by-case basis.  Although local markets will be the easiest to service, they may be oversold.  Oversold markets depress ethanol prices.

Typically a regional market is one that is outside of the local market, yet within the neighboring states.  We believe our regional market is within a 450-mile radius of our plant and will be serviced by rail.  We have constructed a side rail track for our ethanol plant so that we may load unit trains allowing us to more effectively reach regional and national markets.  Because ethanol use results in less air pollution than regular gasoline, regional markets typically include large cities that are subject to anti-smog measures such as either carbon monoxide or ozone non-attainment areas.

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

We expect our ethanol and distillers grains marketers to explore all markets for our products, including export markets.  However, due to high transportation costs, and the fact that we are not located near a major international shipping port, we expect a majority of our products to be marketed and sold domestically.

Distribution Methods

Our ethanol plant is located near Lamberton, Minnesota in Redwood County.  We selected the site because of its location to existing ethanol consumption and accessibility to road and rail transportation.  Our site is in close proximity to rail and major highways that connect to major population centers such as Minneapolis, Minnesota, Detroit, Michigan and Chicago, Illinois.

Ethanol Distribution

We have an ethanol marketing agreement with Renewable Products Marketing Group, LLC (“RPMG”) pursuant to which RPMG will be our exclusive ethanol marketer.  RPMG uses its best efforts to market and obtain the best price for the ethanol we produce in exchange for a percentage of the price we receive for each gallon of ethanol sold.  The initial term of the RPMG agreement is 24 months and shall be automatically extended for 12 months unless either party gives the other prior written notice.  The RPMG agreement can be terminated for any uncured breach of the terms of the agreement.  In the event the agreement is not renewed, Highwater may assume certain rail car leases currently controlled by RPMG.

Distillers Grain Distribution

We entered into a distillers grains marketing agreement with CHS, Inc. to market all our distillers grains we produce at the plant.  CHS, Inc. is a diversified energy, grains and food company owned by farmers, ranchers and cooperatives.  CHS, Inc. provides products and services ranging from grain marketing to food processing to meet the needs of its customers around the world.  Under the agreement, CHS, Inc. will pay to us a price equal to 98% of the FOB plant price actually received by CHS, Inc. for all dried distillers grains removed by CHS, Inc. from our plant and a price equal to 96% of the FOB plant price actually received by CHS, Inc. for all of our wet distillers grains.  The term of our agreement with CHS, Inc. is for one year commencing as of the completion and start-up of the ethanol plant.  Thereafter, the agreement will remain in effect unless otherwise terminated by either party with 120 days notice.  Under the agreement, CHS, Inc. will be responsible for all transportation arrangements for the distribution of our distillers grains.

New Products and Services

We have not introduced any new products or services during this fiscal year.

Sources and Availability of Raw Materials

Corn Feedstock Supply

The major raw material required for our ethanol plant to produce ethanol and distillers grains is corn.  To produce 50 million gallons of ethanol per year, our ethanol plant needs approximately 18.5 million bushels of corn per year, or approximately 50,000 bushels of corn per day, as the feedstock for its dry milling process.  We primarily purchase the corn supply for our ethanol plant from local markets, but may be required to purchase some of the corn we need from other markets and transport it to our plant via truck or rail in the future.  Traditionally, corn grown in the area of the ethanol plant site has been fed locally to livestock or exported for feeding or processing and/or overseas export sales.

We have entered into a grain procurement agreement with Meadowland Farmers Co-op (“Meadowland”).  Meadowland has the exclusive right and responsibility to provide us with our daily requirements of corn meeting quality specifications set forth in the grain procurement agreement.  Under the agreement, we will purchase corn at the local market price delivered to the plant plus a fixed fee per bushel of corn purchased.  We will provide Meadowland with an estimate of our usage at the beginning of each fiscal quarter and Meadowland agrees to at all times maintain the minimum of 7 days corn usage at our ethanol plant.  The initial term of the agreement is for 7 years from the time we request our first delivery of corn, which was in July 2009.

Although the area surrounding the plant produces a significant amount of corn and we do not anticipate encountering problems sourcing corn, a shortage of corn could develop, particularly if there were an extended drought or other production problem.  We recently experienced increased corn prices due in part to poor weather conditions that significantly delayed the harvest in the Midwest.  Poor weather can be a major factor in increasing corn prices.  If the United States were to endure an entire growing season with poor weather conditions, it could result in significant and prolonged high corn prices.  Corn prices depend on several factors, including world supply and demand and the price of other commodities.  United States production of corn can be volatile as a result of a number of factors, the most important of which are weather, current and anticipated stocks, domestic and export prices and supports and the government’s current and anticipated agricultural policy.  The price of corn was volatile during our 2009 fiscal year and we anticipate that it will continue to be volatile in the future.  Increases in the price of corn significantly increase our cost of goods sold.  If these increases in cost of goods sold are not offset by corresponding increases in the prices we receive from the sale of our products, these increases in cost of goods sold can have a significant negative impact on our financial performance.

Despite poor planting conditions, a cool, wet growing season and a slow harvest, American farmers set new records for both yield per acre and total production.  In the January Crop Production report, a summary of the 2009 season that was issued January 12, 2010, the United States Department of Agriculture estimated that farmers averaged 165.2 bushels of corn per acre, up from its previous estimate of 162.9 and surpassing the previous record of 160.4 in 2004.  This record yield helped produce the largest U.S. corn crop ever — 13.2 billion bushels.  Despite this historical corn crop, we expect continued volatility in the price of corn, which could significantly impact our cost of goods sold.

In an attempt to minimize the effects of the volatility of corn costs on operating profits, we may take hedging positions in corn futures markets.  Hedging means protecting the price at which we buy corn and the price at which we sell our products in the future.  It is a way to attempt to reduce the risk caused by price fluctuation.  The effectiveness of hedging activities is dependent upon, among other things, the cost of corn and our ability to sell sufficient amounts of ethanol and distillers grains to utilize all of the corn subject to the futures contracts.  Hedging activities can result in costs to us because price movements in grain contracts are highly volatile and are influenced by many factors beyond our control.  These costs may be significant.

Risk Management Services

We entered into a Risk Management Agreement with John Stewart & Associates (“JS&A”) under which JS&A provides risk management and related services pertaining to grain hedging, grain pricing information, aid in purchase of grain, and assistance in risk management as it pertains to ethanol and our co-products.  In exchange for JS&A’s risk management services, we pay JS&A a fee of $2,500 per month.  The term of the agreement is for one year and will continue on a month to month basis thereafter.  The agreement may be terminated by either party at any time upon written notice.

Natural Gas

Natural gas is an important input to our manufacturing process.  We use natural gas to dry our distillers grains products to moisture contents at which they can be stored for longer periods of time.  This allows the distillers grains we produce to be transported greater distances to serve broader livestock markets.  We estimate that our annual natural gas usage will be approximately 1,600,000 Million British Thermal Units and will constitute 10% to 15% of our annual total production costs.

We have access to an existing Northern Natural Gas interstate natural gas pipeline located approximately one half mile from our ethanol plant.  We entered into a natural gas service agreement with CenterPoint Energy Resources Corp., d.b.a. CenterPoint Energy Minnesota Gas (“CenterPoint Energy”).  CenterPoint constructed a pipeline from Northern Natural Gas Company (“Northern”) Town Border Station for Highwater (“Highwater TBS”) terminating at Highwater’s selected location.  In addition, we purchase all of our natural gas requirements from CenterPoint’s pipeline.  This agreement will continue until October 31, 2019.

We also entered into an energy management agreement with U.S. Energy Services, Inc. (“US Energy”) pursuant to which US Energy is providing us with the necessary natural gas management services.  Some of their services may include an economic comparison of distribution service options, negotiation and minimization of interconnect costs, submission of the necessary pipeline “tap” request, supplying the plant with and/or negotiating the procurement of natural gas, development and implementation of a price risk management plan targeted at mitigating natural gas price volatility and maintaining profitability, providing consolidated monthly invoices that reflect all natural gas costs.  In addition, US Energy is responsible for reviewing and reconciling all invoices.  In exchange for these services, we pay US Energy a monthly retainer fee of $3,050 for an initial contract term of 12 months.  If we decide to utilize US Energy’s hedging services in the future, we will have to pay an additional $0.01 per MMBTu administrative fee for physical or financial natural gas hedging.  Additional fees may apply for additional services and for time and travel.

Electricity

We require a significant amount of electrical power to operate the ethanol plant.  On June 28, 2007, we entered into an agreement for electric service with Redwood Electric Cooperative, Inc., (“Redwood”) for the sale and delivery of electric power and energy necessary to operate our ethanol plant.  In exchange for its services, we pay Redwood an annual facilities charge of approximately $12,000 plus Redwood’s standard electrical rates.  In addition, we agreed that in the event our ethanol plant does not continue to be operational for the entire term of the contract, we will reimburse Redwood for its expenses related to the installation of the facilities necessary to supply our electrical needs.  Pursuant to the agreement the contract rate will be guaranteed for up to five years.  Upon execution of the agreement, we became a member of Redwood and are bound by its articles of incorporation and bylaws.  This agreement will remain in effect for ten years following the initial billing period.  In the event we wish to continue receiving electrical service from Redwood beyond the ten year period, we will need to enter into a new agreement with Redwood at least one year prior to the expiration of the initial ten year period.  If the agreement is terminated by either party for any reason prior to the expiration of the initial ten year period, we will be required to pay for the entire amount of the facility charge for the remainder of the initial ten year period.  Also, pursuant to this agreement, Highwater provided Redwood with a letter of credit in the amount of $700,000 at the expense of Highwater for the entire period of construction and continuing for a period of one year of commercial operation.  In the event that the Company does not remain solvent after one year of commercial operation, the letter of credit will remain in effect; provided, however, Redwood agrees to review the Company’s financing situation after each subsequent one year period has passed and if the Company establishes that it is solvent at any of those review dates, the letter of credit will be released.

Water

We require a significant supply of water.  We obtain water from a high capacity well.  We acquired all of the necessary permits required for our water usage.  Engineering specifications show our plant water requirements to be approximately 384 gallons per minute.  That is approximately 553,000 gallons per day.

Much of the water used in an ethanol plant is recycled back into the process.  There are, however, certain areas of production where fresh water is needed.  Those areas include the boiler makeup water and cooling tower water.  Boiler makeup water is treated on-site to minimize all elements that will harm the boiler and recycled water cannot be used for this process.  Cooling tower water is deemed non-contact water because it does not come in contact with the mash, and, therefore, can be regenerated back into the cooling tower process.  The makeup water requirements for the cooling tower are primarily a result of evaporation.  Much of our water can be recycled back into the process, which minimizes the discharge water.  We expect this will have the long-term effect of lowering wastewater treatment costs.

Research and Development

We do not currently conduct any research and development activities associated with the development of new technologies for use in producing ethanol and distillers grains.

Patents, Trademarks, Licenses, Franchises and Concessions

We do not currently hold any patents, trademarks, franchises or concessions.  We were granted a license by ICM to use certain ethanol production technology necessary to operate our ethanol plant.  The cost of the license granted by ICM was included in the amount we paid to Fagen, Inc. to design and build our ethanol plant.

Seasonality of Ethanol Sales

We experience some seasonality of demand for our ethanol.  Since ethanol is predominantly blended with conventional gasoline for use in automobiles, ethanol demand tends to shift in relation to gasoline demand.  As a result, we experience some seasonality of demand for ethanol in the summer months related to increased driving.  In addition, we experience some increased ethanol demand during holiday seasons related to increased gasoline demand.

Working Capital

We primarily use our working capital for purchases of raw materials necessary to operate the ethanol plant.  Our primary source of working capital is income from our operations as well as our line of credit with our primary lender First National Bank of Omaha.  Our revolving line of credit provides available funds of up to $5,000,000.  As of October 31, 2009, we had approximately $1,000,000 outstanding on the line of credit.  Pursuant to the close of our fiscal year on October 31, 2009, our line of credit currently has no balance as we made payments of $500,000 in each November and December 2009.  Our line of credit requires monthly interest payments and matures on February 28, 2010.

Dependence on One or a Few Major Customers

As discussed above, we have marketing agreements with RPMG for the purposes of marketing and distributing our ethanol and have engaged CHS, Inc. for the purpose of marketing and distributing our distillers grains.  We expect to rely on RPMG for the sale and distribution of our ethanol and CHS, Inc. for the sale and distribution of our distillers grains.  Therefore, although there are other marketers in the industry, we expect to be highly dependent on RPMG and CHS, Inc. for the successful marketing of our products.  Any loss of RPMG or CHS, Inc. as our marketing agent for our ethanol and distillers grains, respectively, could have a significant negative impact on our revenues.

Competition

We are in direct competition with numerous ethanol producers, many of whom have greater resources than we do.  Following the significant growth in the ethanol industry during 2005 and 2006, the ethanol industry has grown at a much slower pace.  Management attributes the rapid growth during 2005 and 2006 with a very favorable spread between the price of ethanol and the cost of the raw materials to produce ethanol during that time period.  Management believes that currently, ethanol supply capacity exceeds ethanol demand.  This has resulted in some ethanol producers reducing production of ethanol or ceasing operations altogether.  As of January 7, 2010, the Renewable Fuels Association estimated that approximately 9% of the ethanol production capacity in the United States was idled.  This is down from earlier in 2009 when the idled capacity may have been as high as 20%.  As a result of this overcapacity, the ethanol industry has become increasingly competitive.  Since ethanol is a commodity product, competition in the industry is predominantly based on price.  Larger ethanol producers may be able to realize economies of scale in their operations that we are unable to realize.  This could put us at a competitive disadvantage to other ethanol producers.  Management anticipates that without an increase in the amount of ethanol that can be blended into gasoline for use in conventional automobiles, ethanol demand may not significantly increase which may result in ethanol supply capacity exceeding ethanol demand for the foreseeable future and which may have a negative impact on the price of ethanol.

Recently, the United States Environmental Protection Agency has been researching increasing the amount of ethanol that can be blended for use in conventional automobiles from 10% to 15%.  However, the EPA has delayed a decision until later in 2010 with respect to a 15% blend.  Management believes that increasing ethanol blends to 15% for use in conventional automobiles will increase demand for ethanol and would likely positively impact ethanol prices.  However, this will also likely result in companies building new ethanol plants or expanding their current ethanol plants.  This could lead to further overcapacity in the ethanol industry if supply capacity continues to eclipse demand.  In addition, based on comments made by the EPA, some in the ethanol industry believe the EPA is considering allowing the use of a 15% ethanol blend only for vehicles produced in the model year 2001 and later.  Many believe that such a restriction would lead to gasoline retailers deciding not to carry a 15% ethanol blend because many of their customers would not be permitted to use the 15% blend.  If this were to occur, it would significantly reduce any ethanol demand increases that could result from a 15% blend.

We also anticipate increased competition from renewable fuels that do not use corn as the feedstock.  Many of the current ethanol production incentives are designed to encourage the production of renewable fuels using raw materials other than corn.  One type of ethanol production feedstock that is being explored is cellulose.  Cellulose is the main component of plant cell walls and is the most common organic compound on earth.  Cellulose is found in wood chips, corn stalks, rice straw, amongst other common plants.  Cellulosic ethanol is ethanol produced from cellulose.  Currently, cellulosic ethanol production technology is not sufficiently advanced to produce cellulosic ethanol on a commercial scale.  However, due to these new government incentives, we anticipate that commercially viable cellulosic ethanol technology will be developed in the future.  Several companies and researchers have commenced pilot projects to study the feasibility of commercially producing cellulosic ethanol.  If this technology can be profitably employed on a commercial scale, it could potentially lead to ethanol that is less expensive to produce than corn based ethanol, especially if corn prices remain high.  Cellulosic ethanol may also capture more government subsidies and assistance than corn based ethanol.  This could decrease demand for our product or result in competitive disadvantages for our ethanol production process.

We may also face competition from larger ethanol producers which may be able to compete more effectively than us.  At the end of 2008, VeraSun Energy, one of the largest ethanol producers in the United States at the time, filed for Chapter 11 Bankruptcy due in part to significant losses it experienced as a result of its raw material derivative positions.  VeraSun’s ethanol plants were auctioned during the Chapter 11 Bankruptcy process and a significant number of these plants were purchased by Valero Renewable Fuels.  Valero is a subsidiary of the first major oil company to take a large stake in ethanol production infrastructure.  Valero now controls its own supply of ethanol that can be blended at its gasoline refineries.  Should other oil companies become involved in the ethanol industry, it may be increasingly difficult for us to compete.  While we believe that we are a lower cost producer of ethanol, increased competition in the ethanol industry may make it more difficult to operate the ethanol plant profitably.

According to the Renewable Fuels Association, as of January 7, 2010, the most recent data available, the ethanol industry has grown to 200 production facilities in the United States. There are approximately 9 new plants currently under construction along with approximately 5 plant expansions.  The Renewable Fuels Association currently estimates that the United States ethanol industry has capacity to produce more than 13 billion gallons of ethanol per year.  The new ethanol plants under construction along with the plant expansions under construction could push domestic production of fuel ethanol in the near future to nearly 14.5 billion gallons per year.  The largest ethanol producers include Archer Daniels Midland, Green Plains Renewable Energy, Hawkeye Energy Holdings, POET, and Valero Renewable Fuels each of which are capable of producing significantly more ethanol than we produce.  However, Hawkeye Renewables LLC filed for Chapter 11 bankruptcy on December 21, 2009.  Hawkeye Renewables owns two ethanol plants and is a subsidiary of Hawkeye Energy Holdings.  While Hawkeye Renewables plans to exit Chapter 11 bankruptcy in 60 to 90 days and does not anticipate ceasing its operations, this plan may not be realized.  If the ethanol plants owned by Hawkeye Renewables are sold, it may lead to further consolidation of the ethanol industry.

The following table identifies the majority of the largest ethanol producers in the United States along with their production capacities.

U.S. FUEL ETHANOL PRODUCTION CAPACITY BY TOP PRODUCERS

Producers of Approximately 400 million gallons per year (mmgy) or more

Company	Current Capacity	Under Construction/ Expansions
	(mmgy)	(mmgy)

POET Biorefining	1,537.0	10.0

Archer Daniels Midland	1,070.0	550

Valero Renewable Fuels	780.0

Hawkeye Energy Holdings, LLC	420.0

Green Plains Renewable Energy	480.0

Updated: January 7, 2010

Ethanol production is also expanding internationally.  Ethanol produced or processed in certain countries in Central America and the Caribbean region is eligible for tariff reduction or elimination on importation to the United States under a program known as the Caribbean Basin Initiative.  Some ethanol producers, including Cargill, have started taking advantage of this situation by building dehydration plants in participating Caribbean Basin countries which convert ethanol into fuel-grade ethanol for shipment to the United States.  Ethanol imported from Caribbean Basin countries may be a less expensive alternative to domestically produced ethanol and may affect our ability to sell our ethanol profitably.  Further, despite the fact that there is a significant amount of ethanol produced in the United States, ethanol produced abroad and shipped by sea may be a more favorable alternative to supply coastal cities that are located on international shipping ports.

Our ethanol plant also competes with producers of other gasoline additives having similar octane and oxygenate values as ethanol.  Alternative fuels, gasoline oxygenates and alternative ethanol production methods are also continually under development.  The major oil companies have significantly greater resources than we have to market other additives, to develop alternative products, and to influence legislation and public perception of ethanol.  These companies also have sufficient resources to begin production of ethanol should they choose to do so.

A number of automotive, industrial and power generation manufacturers are developing alternative clean power systems using fuel cells, plug-in hybrids or clean burning gaseous fuels.  Like ethanol, the emerging fuel cell industry offers a technological option to address worldwide energy costs, the long-term availability of petroleum reserves and environmental concerns.  Fuel cells have emerged as a potential alternative to certain existing power sources because of their higher efficiency, reduced noise and lower emissions. Fuel cell industry participants are currently targeting the transportation, stationary power and portable power markets in order to decrease fuel costs, lessen dependence on crude oil and reduce harmful emissions.  If the fuel cell industry continues to expand and gain broad acceptance and becomes readily available to consumers for motor vehicle use, we may not be able to compete effectively.  This additional competition could reduce the demand for ethanol, which would negatively impact our profitability.

Demand for ethanol may increase as a result of increased consumption of E85 fuel. E85 fuel is a blend of 85% ethanol and 15% gasoline.  According to United States Department of Energy estimates, there are currently nearly 8 million flexible fuel vehicles capable of operating on E85 in the United States.  Further, the United States Department of Energy reports that there are currently more than 1,900 retail gasoline stations supplying E85.  The number of retail E85 suppliers increases significantly each year, however, this remains a relatively small percentage of the total number of U.S. retail gasoline stations, which is approximately 170,000.  In order for E85 fuel to increase demand for ethanol, it must be available for consumers to purchase it.  As public awareness of ethanol and E85 increases along with E85’s increased availability, management anticipates some growth in demand for ethanol associated with increased E85 consumption.

Distillers Grains Competition

Ethanol plants in the Midwest produce the majority of distillers grains and primarily compete with other ethanol producers in the production and sale of distillers grains.  According to the Renewable Fuels Association’s Ethanol Industry Outlook 2009, ethanol plants produced 20 million metric tons of distillers grains in 2007/2008 and estimates 25 million metric tons in 2008/2009.  The amount of distillers grains produced is expected to increase significantly as the number of ethanol plants increase.

The primary customers of distillers grains are dairy and beef cattle, according to the Renewable Fuels Association’s Ethanol Industry Outlook 2009.  In recent years, an increasing amount of distillers grains have been used in the swine and poultry markets.  Numerous feeding trials show advantages in milk production, growth, rumen health and palatability over other dairy cattle feeds.  With the advancement of research into the feeding rations of poultry and swine, we expect these markets to expand and create additional demand for distillers grains; however, no assurance can be given that these markets will in fact expand, or if they do that we will benefit from it.  The market for distillers grains is generally confined to locations where freight costs allow it to be competitively priced against other feed ingredients.  Distillers grains compete with three other feed formulations: corn gluten feed, dry brewers grain and mill feeds.  The primary value of these products as animal feed is their protein content.  Dry brewers grain and distillers grains have about the same protein content, and corn gluten feed and mill fees have slightly lower protein contents.

Governmental Regulation and Federal Ethanol Supports

Federal Ethanol Supports

The ethanol industry is dependent on several economic incentives to produce ethanol, including federal ethanol supports.  One significant federal ethanol support is the Renewable Fuels Standard (the “RFS”).  The RFS requires that in each year, a certain amount of renewable fuels be utilized in the United States.  The RFS was increased in December 2007.  Currently, the RFS requires the use of approximately 13 billion gallons of renewable fuels for 2010, increasing to 36 billion gallons in 2022.  The new RFS also has a provision that requires the use of “advanced” biofuels, which are alternative biofuels produced without using corn starch such as cellulosic ethanol and biomass-based biodiesel, with 21 billion gallons of the mandated 36 billion gallons of renewable fuel required to come from advanced biofuels by 2022.  This requirement essentially caps the corn based ethanol volume at 15 billion gallons.  The RFS is a national program that does not require that any renewable fuels be used in any particular area or state, allowing refiners to use renewable fuel blends in those areas where it is most cost-effective.

Recently the RFS has come under scrutiny.  Many in the ethanol industry believe that it is not possible to reach the RFS requirement in coming years without allowing higher percentage blends of ethanol to be used in conventional automobiles.  Currently, ethanol is blended with conventional gasoline for use in standard vehicles to create a blend which is 10% ethanol and 90% gasoline.  Estimates indicate that approximately 135 billion gallons of gasoline are sold in the United States each year.  Assuming that all gasoline in the United States is blended at a rate of 10% ethanol and 90% gasoline, the maximum demand for ethanol is 13.5 billion gallons per year.  This is commonly referred to as the “blending wall,” which represents a theoretical limit where more ethanol cannot be blended into the national gasoline pool.  This is a theoretical limit because it is believed that it would not be possible to blend ethanol into every gallon of gasoline that is being used in the United States and it discounts the possibility of additional ethanol used in higher percentage blends such as E85 used in flex fuel vehicles.  Many in the ethanol industry believe that we will reach this blending wall in 2010.  The RFS mandate requires that 36 billion gallons of renewable fuels be used each year by 2022 which equates to approximately 27% renewable fuels used per gallon of gasoline sold.  In order to meet the RFS mandate and expand demand for ethanol, management believes higher percentage blends of ethanol must be utilized in conventional automobiles.  Such higher percentage blends of ethanol have continued to be a contentious issue.  The EPA is currently considering allowing a blend of 15% ethanol and 85% gasoline for use in standard automobiles but the EPA has delayed making a decision on this issue until 2010.  Further, as discussed above, there may be additional restrictions on what vehicles may use a 15% ethanol blend which may lead to gasoline retailers refusing to carry such a blend.  Automobile manufacturers and environmental groups are lobbying against higher percentage ethanol blends.  State and federal regulations prohibit the use of higher percentage ethanol blends in conventional automobiles and vehicle manufacturers have indicated that using higher percentage blends of ethanol in conventional automobiles would void the manufacturer’s warranty.  Without increases in the allowable percentage blends of ethanol, demand for ethanol may not continue to increase and it may not be possible to meet the RFS in coming years.  This could negatively impact demand for ethanol.

In April 2007, the EPA adopted a final rule that fully implemented the RFS requirement.  In addition to fully implementing the RFS requirement, the rule created a credit trading program that is designed to allow the fuel refining industry as a whole to meet the RFS requirement in the most cost effective manner possible.  The credit trading program allows refiners who blend more renewable fuels than they are required to sell credits to refiners who blend less renewable fuels than they are required.  This credit trading program was designed to decrease any potential burden the RFS might place on small fuel refiners.

The use of ethanol as an alternative fuel source has been aided by federal tax policy.  On October 22, 2004, President Bush signed H.R. 4520, which contained the Volumetric Ethanol Excise Tax Credit (“VEETC”) and amended the federal excise tax structure effective as of January 1, 2005.  Prior to VEETC, ethanol-blended fuel was taxed at a lower rate than regular gasoline (13.2 cents on a 10% blend).  Under VEETC, the ethanol excise tax exemption has been eliminated, thereby allowing the full federal excise tax of 18.4 cents per gallon of gasoline to be collected on all gasoline and allocated to the highway trust fund.  In place of the exemption, the bill created a new volumetric ethanol excise tax credit of 5.1 cents per gallon of ethanol blended at 10%.  The VEETC is scheduled to expire on December 31, 2010.  If this tax credit is not renewed, it likely would have a negative impact on the price of ethanol.

On June 18, 2008, the United States Congress overrode a presidential veto to approve the Food, Conservation and Energy Act of 2008 (the “2008 Farm Bill”) and to ensure that all parts of the 2008 Farm Bill were enacted into law.  Passage of the 2008 Farm Bill reauthorized the 2002 farm bill and adds new provisions regarding energy, conservation, rural development, crop insurance as well as other subjects.   The energy title continued the energy programs contained in the 2002 farm bill but refocused certain provisions on the development of cellulosic ethanol technology.  The new legislation provided assistance for the production, storage and transport of cellulosic feedstocks and provided support for ethanol production from such feedstocks in the form of grants, loans and loan guarantees.  The 2008 Farm Bill also modified the ethanol fuels credit from 51 cents per gallon to 45 cents per gallon beginning in 2009.  Further, the bill extended the 54 cent per gallon ethanol tariff on imported ethanol to January 2011.  The 2008 Farm Bill is distinct from the Energy Independence and Security Act of 2007.

The Energy Independence and Security Act of 2007 and the 2008 Farm Bill offer a very strong incentive to develop commercial scale cellulosic ethanol.  The RFS requires that 16 billion gallons per year of cellulosic biofuels be consumed in the United States by 2022.  Additionally, state and federal grants have been awarded to several companies who are seeking to develop commercial-scale cellulosic ethanol plants.  We expect this will encourage innovation that may lead to commercially viable cellulosic ethanol plants in the near future.  If an efficient method of producing ethanol from cellulose-based biomass is developed, we may not be able to compete effectively.

There is currently some debate in the U.S. Senate about whether to repeal the 54 cent per gallon tariff on imported ethanol.  If the 54 cent per gallon tariff is repealed, the demand for domestically produced ethanol may be offset by the supply of ethanol imported from Brazil or other foreign countries.

Effect of Governmental Regulation

The ethanol industry and our business depend upon the continuation of federal ethanol supports discussed above.  These incentives have supported a market for ethanol that might disappear without the incentives.  Alternatively, the incentives may be continued at lower levels.  The elimination or reduction of such federal ethanol supports would likely reduce our net income and negatively impact our future financial performance.

We are subject to various federal, state and local environmental laws and regulations, including those relating to the discharge of materials into the air, water and ground, the generation, storage, handling, use, transportation and disposal of hazardous materials, and the health and safety of employees.  In addition, some of these laws and regulations require our ethanol plant to operate under permits that are subject to renewal or modification.

The government’s regulation of the environment changes constantly.  It is possible that more stringent federal or state environmental rules or regulations could be adopted, which could increase our operating costs and expenses.  It also is possible that federal or state environmental rules or regulations could be adopted that could have an adverse effect on the use of ethanol.  Furthermore, plant operations are governed by the Occupational Safety and Health Administration (“OSHA”).  OSHA regulations may change such that the costs of operating the plant may increase.  Any of these regulatory factors may result in higher costs or other adverse conditions effecting our operations, cash flows and financial performance.

On September 22, 2009, the United States Environmental Protection Agency (“EPA”) issued the “Final Mandatory Reporting of Greenhouse Gases Rule” that became effective on January 1, 2010.  This new rule requires certain facilities that emit 25,000 metric tons or more of CO2 per year to report certain greenhouse gas emissions data from that facility to the EPA on an annual basis.  The first annual reports covering calendar year 2010 will need to be submitted to the EPA in 2011.  We are evaluating our obligations under this new rule in light of additional guidance to be released by the EPA.

Cost of Compliance with Environmental Laws

We are subject to extensive air, water and other environmental regulations and we were required to obtain a number of environmental permits to construct and operate the ethanol plant.  As such, any changes that are made to the ethanol plant or its operations must be reviewed to determine if amended permits need to be obtained in order to implement these changes.

The National Pollutant Discharge Elimination System/State Disposal System (NPDES/SDS) permit, which regulates the water treatment, water disposal and stormwater systems at the facility, requires renewal every five years.  We will be required to submit a renewal application to the Minnesota Pollution Control Agency (“MPCA”) in 2012.

On December 9, 2009, we received a Notice of Violation from the MPCA notifying us of alleged violations discovered by the MPCA staff during an inspection in September 2009.  The Notice of Violation requires us to take immediate corrective actions and provides us with an opportunity to respond to the alleged violations.  We have responded to the MPCA’s Notice of Violation and are in the process of rectifying the environmental and permitting concerns of MPCA.  We are currently negotiating with the MPCA regarding the Notice of Violations as we do not believe all of the alleged violations are warranted.

In the fiscal year ended October 31, 2009, we incurred costs and expenses of approximately $430,000 complying with environmental laws, including the cost of modifying the permit for our waste water treatment facility and obtaining other permits.  Although we have been successful in obtaining all of the permits currently required, any retroactive change in environmental regulations, either at the federal or state level, could require us to obtain additional or new permits or spend considerable resources in complying with such regulations.  We anticipate spending approximately $380,000 in the next fiscal year for environmental compliance.

Employees

As of October 31, 2009, we had 37 employees.  Approximately ten of these employees are involved primarily in management and administration.  The remaining employees are involved primarily in plant operations.  We do not currently anticipate any significant change in the number of employees at our plant.

Financial Information about Geographic Areas

All of our operations are domiciled in the United States.  All of the products sold to our customers for fiscal years 2009 were produced in the United States and all of our long-lived assets are domiciled in the United States.  We have engaged third-party professional marketers who decide where our products are marketed and we have no control over the marketing decisions made by our third-party professional marketers.  These third-party marketers may decide to sell our products in countries other than the United States.  However, we anticipate that our products will primarily be marketed and sold in the United States.

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

Risks Relating to Our Business

Increases in the price of corn or natural gas would reduce our profitability.  Our primary source of revenue is from the sale of ethanol and distillers grains. Our results of operations and financial condition are significantly affected by the cost and supply of corn and natural gas. Changes in the price and supply of corn and natural gas are subject to and determined by market forces over which we have no control including weather and general economic factors.

Ethanol production requires substantial amounts of corn. Generally, higher corn prices will produce lower profit margins and, therefore, negatively affect our financial performance.  While our corn prices have decreased significantly from highs experienced during 2008, corn prices could significantly increase again in a short period of time.  If a period of high corn prices were to be sustained for some time, such pricing may reduce our ability to operate profitably because of the higher cost of operating our plant.  We may not be able to offset any increase in the price of corn by increasing the price of our products.  If we cannot offset increases in the price of corn, our financial performance may be negatively affected.

The prices for and availability of natural gas are subject to volatile market conditions.  These market conditions often are affected by factors beyond our control such as higher prices as a result of colder than average weather conditions or natural disasters, overall economic conditions and foreign and domestic governmental regulations and relations.  Significant disruptions in the supply of natural gas could impair our ability to manufacture ethanol and more significantly, distillers grains for our customers.  Furthermore, increases in natural gas prices or changes in our natural gas costs relative to natural gas costs paid by competitors may adversely affect our results of operations and financial condition.  In the future we may seek to minimize the risks from fluctuations in the prices of corn and natural gas through the use of hedging instruments.  However, these hedging transactions also involve risks to our business.  See “Risks Relating to Our Business — We may engage in hedging transactions in the future which involve risks that could harm our business.”  If we were to experience relatively higher corn and natural gas costs compared to the selling prices of our products for an extended period of time, our financial performance may suffer.

Declines in the price of ethanol or distillers grains would significantly reduce our revenues. The sales prices of ethanol and distillers grains can be volatile as a result of a number of factors such as overall supply and demand, the price of gasoline and corn prices, levels of government support, and the availability and price of competing products.  We are dependent on a favorable spread between the price we receive for our ethanol and distillers grains and the price we pay for corn and natural gas.  Any lowering of ethanol and distillers grains prices, especially if it is associated with increases in corn and natural gas prices, may affect our ability to operate profitably.  We anticipate the price of ethanol and distillers grains to continue to be volatile in our 2010 fiscal year as a result of the net effect of changes in the price of gasoline and corn prices and increased ethanol supply offset by increased ethanol demand.  Declines in the prices we receive for our ethanol and distillers grains will lead to decreased revenues and may result in our inability to operate the ethanol plant profitably for an extended period of time which could decrease the value of our units.

We have a significant amount of debt, and our existing debt financing agreements contain restrictive covenants that limit distributions and impose restrictions on the operation of our business.  The use of debt financing makes it more difficult for us to operate because we must make principal and interest payments on the indebtedness and abide by covenants contained in our debt financing agreements.  The level of our debt may have important implications on our operations, including among other things: (a) limiting our ability to obtain additional debt or equity financing; (b) making us vulnerable to increases in prevailing interest rates; (c) placing us at a competitive disadvantage because we may be substantially more leveraged than some of our competitors; (d) subjecting all or substantially all of our assets to liens, which means that there may be no assets left for members in the event of a liquidation; (e) limiting our ability to make business and operational decisions regarding our business, including, among other things, limiting our ability to pay dividends to our unit holders, make capital improvements, sell or purchase assets or engage in transactions we deem to be appropriate and in our best interest.

We may violate the terms of our credit agreements and financial covenants which could result in our lender demanding immediate repayment of our loans.  Current management projections indicate that we will be in compliance with our loan covenants into the foreseeable future.  However, unforeseen circumstances may develop which could result in us violating our loan covenants.  If we violate the terms of our credit agreement, our primary lender could deem us in default of our loans and require us to immediately repay the entire outstanding balance of our loans. If we do not have the funds available to repay the loans or we cannot find another source of financing, we may fail which could decrease or eliminate the value of our units.

Our inability to secure credit facilities we may require in the future may negatively impact our liquidity.  Due to current conditions in the credit markets, it has been difficult for businesses to secure financing.  While we do not currently require more financing than we have, in the future we may need additional financing.  If we require financing in the future and we are unable to secure such financing, or we are unable to secure the financing we require on reasonable terms, it may have a negative impact on our liquidity.  This could negatively impact the value of our units.

The ethanol industry is an industry that is changing rapidly which can result in unexpected developments that could negatively impact our operations.  The ethanol industry has grown significantly in the last decade.  According to the Renewable Fuels Association, the ethanol industry has grown from approximately 1.5 billion gallons of production per year in 1999 to more than 10 billion gallons in 2009.  This rapid growth has resulted in significant shifts in supply and demand of ethanol over a very short period of time.  As a result, past performance by the ethanol plant or the ethanol industry generally might not be indicative of future performance.  We may experience a rapid shift in the economic conditions in the ethanol industry which may make it difficult to operate the ethanol plant profitably.  If changes occur in the ethanol industry that may make it difficult for us to operate the ethanol plant profitably.

We may engage in hedging transactions in the future which involve risks that could harm our business.  We are exposed to market risk from changes in commodity prices.  Exposure to commodity price risk results from our dependence on corn and natural gas in the ethanol production process.  We may seek to minimize the risks from fluctuations in the prices of corn, natural gas and ethanol through the use of hedging instruments in the future.  The effectiveness of any future hedging strategies would be dependent on the price of corn, natural gas and ethanol and our ability to sell sufficient products to use all of the corn and natural gas for which we would have futures contracts.  Any future hedging activities may not successfully reduce the risk caused by price fluctuation which may leave us vulnerable to high corn and natural gas prices. Alternatively, we may choose not to engage in hedging transactions in the future and our operations and financial conditions may be adversely affected during periods in which corn and/or natural gas prices increase.

Price movements in corn, natural gas and ethanol contracts are highly volatile and are influenced by many factors that are beyond our control.  There are several variables that could affect the extent to which any future derivative instruments are impacted by price fluctuations in the cost of corn or natural gas.  However, it is likely that commodity cash prices would have the greatest impact on the derivatives instruments with delivery dates nearest the current cash price.  If we choose to engage in such hedging activities in the future we could incur such costs and they may be significant which could impact our ability to profitably operate the plant and may reduce the value of our units.

Our business is not diversified.  Our success depends largely on our ability to profitably operate our ethanol plant. We do not have any other lines of business or other sources of revenue if we are unable to operate our ethanol plant and manufacture ethanol, distillers grains and corn oil.  If economic or political factors adversely affect the market for ethanol, distillers grains or corn oil, we have no other line of business to fall back on. Our business would also be significantly harmed if the ethanol plant could not operate at full capacity for any extended period of time.

We depend on our management and key employees, and the loss of these relationships could negatively impact our ability to operate profitably.  We are highly dependent on our management team to operate our ethanol plant.  We may not be able to replace these individuals should they decide to cease their employment with us, or if they become unavailable for any other reason.  While we seek to compensate our management and key employees in a manner that will encourage them to continue their employment with us, they may choose to seek other employment.  Any loss of these officers and key employees may prevent us from operating the ethanol plant profitably and could decrease the value of our units.

Changes and advances in ethanol production technology could require us to incur costs to update our plant or could otherwise hinder our ability to compete in the ethanol industry or operate profitably.  Advances and changes in the technology of ethanol production are expected to occur.  Such advances and changes may make the ethanol production technology installed in our plant less desirable or obsolete.  These advances could also allow our competitors to produce ethanol at a lower cost than we are able.  If we are unable to adopt or incorporate technological advances, our ethanol production methods and processes could be less efficient than our competitors, which could cause our plant to become uncompetitive or completely obsolete.  If our competitors develop, obtain or license technology that is superior to ours or that makes our technology obsolete, we may be required to incur significant costs to enhance or acquire new technology so that our ethanol production remains competitive.  Alternatively, we may be required to seek third-party licenses, which could also result in significant expenditures.  These third-party licenses may not be available or, once obtained, they may not continue to be available on commercially reasonable terms.  These costs could negatively impact our financial performance by increasing our operating costs and reducing our net income.

We have a limited operating history.  We have been producing ethanol at our plant since August 2009.  Accordingly, we have a limited operating history from which you can evaluate our business and prospects.  Our operating results could fluctuate significantly in the future as the result of a variety of factors, including those discussed throughout these risk factors.  Many of these factors are outside our control.  As a result of these factors, our operating results may not be indicative of future operating results and you should not rely on them as indications of our future performance.  In addition, our prospects must be considered in light of the risks and uncertainties encountered by an early-stage company in a rapidly growing industry, such as the ethanol industry, where supply and demand may change substantially in a short amount of time.

Risks Related to Ethanol Industry

Demand for ethanol may not continue to grow unless ethanol can be blended into gasoline in higher percentage blends for conventional automobiles.  Currently, ethanol is blended with conventional gasoline for use in standard (non-flex fuel) vehicles to create a blend which is 10% ethanol and 90% conventional gasoline.  Estimates indicate that approximately 135 billion gallons of gasoline are sold in the United States each year.  Assuming that all gasoline in the United States is blended at a rate of 10% ethanol and 90% gasoline, the maximum demand for ethanol is 13.5 billion gallons.  This is commonly referred to as the “blending wall,” which represents a theoretical limit where more ethanol cannot be blended into the national gasoline pool.  Many in the ethanol industry believe that the ethanol industry will reach this blending wall in 2010.  In order to expand demand for ethanol, higher percentage blends of ethanol must be utilized in conventional automobiles.  Such higher percentage blends of ethanol have recently become a contentious issue.  Automobile manufacturers and environmental groups have fought against higher percentage ethanol blends.  Currently, state and federal regulations prohibit the use of higher percentage ethanol blends in conventional automobiles and vehicle manufacturers have stated that using higher percentage ethanol blends in conventional vehicles would void the manufacturer’s warranty.  Recently, the EPA was expected to make a ruling on using higher percentage blends of ethanol such as E15, however, the EPA deferred making a decision on this issue until 2010.  Further, some believe the EPA is considering only approving a 15% ethanol blend for vehicles produced in model year 2001 and later.  This may lead to gasoline retailers refusing to carry a 15% ethanol blend even if it is approved.  Without an increase in the allowable percentage blends of ethanol, demand for ethanol may not continue to increase which could decrease the selling price of ethanol and could result in our inability to operate the ethanol plant profitably.

Technology advances in the commercialization of cellulosic ethanol may decrease demand for corn based ethanol which may negatively affect our profitability.  The current trend in ethanol production research is to develop an efficient method of producing ethanol from cellulose-based biomass, such as agricultural waste, forest residue, municipal solid waste, and energy crops. This trend is driven by the fact that cellulose-based biomass is generally cheaper than corn, and producing ethanol from cellulose-based biomass would create opportunities to produce ethanol in areas which are unable to grow corn.  The Energy Independence and Security Act of 2007 and the 2008 Farm Bill offer a strong incentive to develop commercial scale cellulosic ethanol.  The RFS requires that 16 billion gallons per year of advanced bio-fuels be consumed in the United States by 2022.  Additionally, state and federal grants have been awarded to several companies who are seeking to develop commercial-scale cellulosic ethanol plants.  We expect this will encourage innovation that may lead to commercially viable cellulosic ethanol plants in the near future.  If an efficient method of producing ethanol from cellulose-based biomass is developed, we may not be able to compete effectively. If we are unable to produce ethanol as cost-effectively as cellulose-based producers, our ability to generate revenue and our financial condition will be negatively impacted.

New plants under construction or decreases in the demand for ethanol may result in excess production capacity in our industry.  The supply of domestically produced ethanol is at an all-time high.  According to the Renewable Fuels Association, as of January 7, 2010, there are 200 ethanol plants in the United States with capacity to produce more than 13 billion gallons of ethanol per year.  In addition, there are approximately 9 new ethanol plants under construction and approximately 5 plant expansions underway which together are estimated to increase ethanol production capacity by more than 1.4 billion gallons per year.  Excess ethanol production capacity may have an adverse impact on our results of operations, cash flows and general financial condition.  According to the Renewable Fuels Association, approximately 9% of the ethanol production capacity in the United States was idled as of January 7, 2010, the most recent available data.  During the early part of 2009 when the ethanol industry was experiencing unfavorable operating conditions, as much as 20% of the ethanol production in the United States may have been idled.  Further, demand for ethanol may not increase past approximately 13 billion gallons of ethanol due to the blending wall unless higher percentage blends of ethanol are approved by the EPA.  If the demand for ethanol does not grow at the same pace as increases in supply, we expect the selling price of ethanol to decline.  If excess capacity in the ethanol industry continues to occur, the market price of ethanol may decline to a level that is inadequate to generate sufficient cash flow to cover our costs.  This could negatively affect our profitability.

Decreasing gasoline prices may negatively impact the selling price of ethanol which could reduce our ability to operate profitably.  The price of ethanol tends to change partially in relation to the price of gasoline.  Decreases in the price of ethanol reduce our revenue.  Our profitability depends on a favorable spread between our corn and natural gas costs and the price we receive for our ethanol.  If ethanol prices fall during times when corn and/or natural gas prices are high, we may not be able to operate our ethanol plant profitably.

Growth in the ethanol industry is dependent on growth in the fuel blending infrastructure to accommodate ethanol, which may be slow and could result in decreased demand for ethanol.  The ethanol industry depends on the fuel blending industry to blend the ethanol that is produced with gasoline so it may be sold to the end consumer.  In many parts of the country, the blending infrastructure cannot accommodate ethanol so no ethanol is used in those markets.  Substantial investments are required to expand this blending infrastructure and the fuel blending industry may choose not to expand the blending infrastructure to accommodate ethanol.  Should the ability to blend ethanol not expand at the same rate as increases in ethanol supply, it may decrease the demand for ethanol which may lead to a decrease in the selling price of ethanol which could impact our ability to operate profitably.

We operate in an intensely competitive industry and compete with larger, better financed entities which could impact our ability to operate profitably.  There is significant competition among ethanol producers.  There are numerous producer-owned and privately-owned ethanol plants planned and operating throughout the Midwest and elsewhere in the United States.  We also face competition from outside of the United States.  The passage of the Energy Policy Act of 2005 included a renewable fuels mandate.  The RFS was increased in December 2007 to 36 billion gallons by 2022.  Further, some states have passed renewable fuel mandates.  All of these increases in ethanol demand have encouraged companies to enter the ethanol industry.  The largest ethanol producers include Archer Daniels Midland, Green Plains Renewable Energy, Hawkeye Energy Holdings, POET, and Valero Renewable Fuels, all of which are each capable of producing significantly more ethanol than we produce.  Further, many believe that there will be consolidation occurring in the ethanol industry in the near future which will likely lead to a few companies who control a significant portion of the ethanol production market.  We may not be able to compete with these larger entities.  These larger ethanol producers may be able to affect the ethanol market in ways that are not beneficial to us which could negatively impact our financial performance.

Competition from the advancement of alternative fuels may lessen the demand for ethanol.  Alternative fuels, gasoline oxygenates and ethanol production methods are continually under development. A number of automotive, industrial and power generation manufacturers are developing alternative clean power systems using fuel cells, plug-in hybrids or clean burning gaseous fuels. Like ethanol, these emerging technologies offer an option to address worldwide energy costs, the long-term availability of petroleum reserves and environmental concerns. Fuel cells have emerged as a potential alternative to certain existing power sources because of their higher efficiency, reduced noise and lower emissions. Fuel cell industry participants are currently targeting the transportation, stationary power and portable power markets in order to decrease fuel costs, lessen dependence on crude oil and reduce harmful emissions. If these alternative technologies continue to expand and gain broad acceptance and become readily available to consumers for motor vehicle use, we may not be able to compete effectively. This additional competition could reduce the demand for ethanol, resulting in lower ethanol prices that might adversely affect our results of operations and financial condition.

Consumer resistance to the use of ethanol based on the belief that ethanol is expensive, adds to air pollution, harms engines and/or takes more energy to produce than it contributes may affect the demand for ethanol.  Certain individuals believe that the use of ethanol will have a negative impact on gasoline prices at the pump. Many also believe that ethanol adds to air pollution and harms car and truck engines. Still other consumers believe that the process of producing ethanol actually uses more fossil energy, such as oil and natural gas, than the amount of energy that is produced. These consumer beliefs could potentially be wide-spread and may be increasing as a result of recent efforts to increase the allowable percentage of ethanol that may be blended for use in conventional automobiles.  If consumers choose not to buy ethanol based on these beliefs, it would affect the demand for the ethanol we produce which could negatively affect our profitability and financial condition.

Risks Related to Regulation and Governmental Action

Government incentives for ethanol production, including federal tax incentives, may be eliminated in the future, which could hinder our ability to operate at a profit.  The ethanol industry is assisted by various federal ethanol production and tax incentives, including the RFS set forth in the Energy Policy Act of 2005.  The RFS helps support a market for ethanol that might disappear without this incentive; as such, waiver of RFS minimum levels of renewable fuels required in gasoline could negatively impact our results of operations.

In addition, the elimination or reduction of tax incentives to the ethanol industry, such as the VEETC available to gasoline refiners and blenders, could also reduce the market demand for ethanol, which could reduce prices and our revenues by making it more costly or difficult for us to produce and sell ethanol. If the federal tax incentives are eliminated or sharply curtailed, we believe that decreased demand for ethanol will result, which could negatively impact our ability to operate profitably.

Also, elimination of the tariffs that protect the United States ethanol industry could lead to the importation of ethanol produced in other countries, especially in areas of the United States that are easily accessible by international shipping ports.  While the 2008 Farm Bill extended the tariff on imported ethanol through 2011, this tariff could be repealed earlier which could lead to increased ethanol supplies and decreased ethanol prices.

Changes in environmental regulations or violations of these regulations could be expensive and reduce our profitability.  We are subject to extensive air, water and other environmental laws and regulations.  In addition, some of these laws require our plant to operate under a number of environmental permits. These laws, regulations and permits can often require expensive pollution control equipment or operational changes to limit actual or potential impacts to the environment.  A violation of these laws and regulations or permit conditions can result in substantial fines, damages, criminal sanctions, permit revocations and/or plant shutdowns.  In the future, we may be subject to legal actions brought by environmental advocacy groups and other parties for actual or alleged violations of environmental laws or our permits.  In December 2009, we received a Notice of Violation from the MPCA notifying us of alleged violations discovered by the MPCA staff during an inspection in September 2009.  The Notice of Violation requires us to take immediate corrective actions and provides us with an opportunity to respond to the alleged violations.  We have responded to the MPCA’s Notice of Violation and are in the process of rectifying the environmental and permitting concerns of MPCA.  We are currently negotiating with the MPCA regarding the Notice of Violations as we do not believe all of the alleged violations are warranted.  However, in the event MPCA disagrees with our assessment of the alleged violations, we may be subject to legal proceedings, fines or corrective actions.

Additionally, any changes in environmental laws and regulations, both at the federal and state level, could require us to spend considerable resources in order to comply with future environmental regulations. The expense of compliance could be significant enough to reduce our profitability and negatively affect our financial condition.

Carbon dioxide may be regulated in the future by the EPA as an air pollutant requiring us to obtain additional permits and install additional environmental mitigation equipment, which could adversely affect our financial performance.  In 2007, the Supreme Court decided a case in which it ruled that carbon dioxide is an air pollutant under the Clean Air Act for the purposes of motor vehicle emissions.  The Supreme Court directed the EPA to regulate carbon dioxide from vehicle emissions as a pollutant under the Clean Air Act.  Similar lawsuits have been filed seeking to require the EPA to regulate carbon dioxide emissions from stationary sources such as our ethanol plant under the Clean Air Act. Our plant produces a significant amount of carbon dioxide that we currently vent into the atmosphere.  While there are currently no regulations applicable to us concerning carbon dioxide, if the EPA or the State of Minnesota were to regulate carbon dioxide emissions by plants such as ours, we may have to apply for additional permits or we may be required to install carbon dioxide mitigation equipment or take other as yet unknown steps to comply with these potential regulations.  Compliance with any future regulation of carbon dioxide, if it occurs, could be costly and may prevent us from operating the ethanol plant profitably which could decrease or eliminate the value of our units.

ITEM 2.  PROPERTIES.

Our plant site is made up of two adjacent parcels which together total approximately 125 acres in southwest Minnesota near Lamberton.  The plant’s address is 24500 U.S. Highway 14, Lamberton, Minnesota 56152.  In August 2009, the ethanol plant was substantially completed and plant operations commenced.  We produce all of our ethanol and distillers grains at this site.  The ethanol plant has capacity to produce 50 million gallons of ethanol per year.  The ethanol plant site consists of the following buildings:

•                  A grains area, fermentation area, distillation-evaporation area;

•                  A dryer/energy center area;

•                  A tank farm;

•                  An auxiliary area; and

•                  An administration building.

The site also contains improvements such as rail tracks and a rail spur, landscaping, drainage systems and paved access roads.  Our ethanol plant was placed in service in August 2009 and is in excellent condition and is capable of functioning at 100 percent of its production capacity.

All of our tangible and intangible property, real and personal, serves as the collateral for our debt financing with First National Bank of Omaha. Our senior credit facility is discussed in more detail under “MANAGEMENT’S DISCUSSION AND ANALYSIS — Liquidity and Capital Resources.”

ITEM 3.  LEGAL PROCEEDINGS.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We did not submit any matter to a vote of our unit holders through the solicitation of proxies or otherwise during the fourth fiscal quarter of 2009.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

As of October 31, 2009, we has approximately 4,953 membership units outstanding and approximately 1,521 unit holders of record.  There is no public trading market for our membership units.

However, we have established through Alerus Securities a Unit Trading Bulletin Board, a private online matching service, in order to facilitate trading among our members.  The Unit Trading Bulletin Board has been designed to comply with federal tax laws and IRS regulations establishing a “qualified matching service,” as well as stated and federal securities laws.  Our Unit Bulletin Board consists of an electronic bulletin board that provides a list of interested buyers with a list of interested sellers, along with their non-firm price quotes.  The Unit Trading Bulletin Board does not automatically affect matchers between potential sellers and buyers and it is the sole responsibility of sellers and buyers to contact each other to make a determination as to whether an agreement to transfer units may be reached.  We do not become involved in any purchase or sale negotiations arising from our Unit Trading Bulletin Board and have no role in effecting the transactions beyond approval, as required under our member control agreement, and the issuance of new certificates.  We do not give advice regarding the merits or shortcomings of any particular transaction.  We do not receive, transfer or hold funds or securities as an incident of operating the Unit Trading Bulletin Board.  We do not receive any compensation for creating or maintaining the Unit Trading Bulletin Board.  In advertising our Unit Trading Bulletin Board, we do not characterize Highwater Ethanol as being a broker or dealer or an exchange.  We do not use the Unit Trading Bulletin Board to offer to buy or sell securities other than in compliance with the securities laws, including any applicable registration requirements.

There are detailed timelines that must be followed under the Unit Trading Bulletin Board Rules and Procedures with respect to offers and sales of membership units.  All transactions must comply with the Unit Trading Bulletin Board Rules, our member control agreement, and are subject to approval by our board of governors.

As a limited liability company, we are required to restrict the transfers of our membership units in order to preserve our partnership tax status.  Our membership units may not be traded on any established securities market or readily traded on a secondary market (or the substantial equivalent thereof).  All transfers are subject to a determination that the transfer will not cause Highwater Ethanol to be deemed a publicly traded partnership.

We did not commence trading of units through the use of Alerus Securities until December 2009.  As such we have no available historical information by quarter for the past two fiscal years as there were no unit transactions for sale completed or offered by our unit holders.

DISTRIBUTIONS

We have not declared or paid any distributions on our units.  Our board of governors has complete discretion over the timing and amount of distributions to our unit holders, subject to certain restrictions in our credit agreements.  However, our member control agreement requires the board of governors to endeavor to make cash distributions at such times and in such amounts as will permit our unit holders to satisfy their income tax liability relating to owning our units in a timely fashion.

Our expectations with respect to our ability to make future distributions are discussed in greater detail in “MANAGEMENT’S DISCUSSION AND ANALYSIS.”   In addition, distributions are restricted by certain loan covenants in our construction term loan and revolving credit financing agreements.  These loan covenants and restrictions are described in greater detail under “MANAGEMENT’S DISCUSSION AND ANALYSIS — Liquidity and Capital Resources.”

ITEM 6.  SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This report contains forward-looking statements that involve future events, our future performance and our expected future operations and actions.  In some cases you can identify forward-looking statements by the use of words such as “may,” “will,” “should,” “anticipate,” “believe,” “expect,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions.  These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties.  Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the reasons described in this report.  We are not under any duty to update the forward-looking statements contained in this report.  We cannot guarantee future results, levels of activity, performance or achievements.  We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report.  You should read this report and the documents that we reference in this report and have filed as exhibits, completely and with the understanding that our actual future results may be materially different from what we currently expect.  We qualify all of our forward-looking statements by these cautionary statements.

Overview

Highwater Ethanol, LLC was formed on May 2, 2006.  We were formed for the purpose of raising capital to construct, own and operate a 50 million gallon per year ethanol plant near Lamberton, Minnesota.  We began producing ethanol and distillers grains at the ethanol plant in August 2009.

Results of Operations

Fiscal Year Ended October 31, 2009

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the fiscal year ended October 31, 2009.  Because we did not begin operations of the ethanol plant until August 2009, we do not have comparable data for the fiscal year ended October 31, 2008.

	2009
Income Statement Data	Amount	%
Revenues	$18,983,802	100.0

Cost of Goods Sold	$16,064,288	84.6

Gross Profit	$2,919,514	15.4

Operating Expenses	$1,882,608	9.9

Operating Profit	$1,036,906	5.5

Other Income (Expense)	$(2,528,312)	(13.3)

Net Loss	$(1,491,406)	(7.9)

Revenues

During our fiscal year ended October 31, 2009, we transitioned from a development stage company to an operational company.  Accordingly, we do not yet have comparable income, production and sales data for the fiscal year ended October 31, 2009, from our previous fiscal year ended October 31, 2008, so we do not provide a comparison of our financial results between reporting periods in this report.  If you undertake your own comparison of our fiscal year ended October 31, 2009, and our fiscal year ended October 31, 2008, it is important that you keep this in mind.

Our revenues are derived from the sale of our ethanol and distillers grains.  For the fiscal year ended October 31, 2009, we received approximately 89% of our revenue from the sale of fuel ethanol and approximately 11% of our revenue from the sale of distillers grains.  Increased gasoline and ethanol prices towards the end of our fiscal year ended October 31, 2009 allowed the ethanol industry to realize more favorable margins.

Management anticipates that ethanol prices will continue to change in relation to changes in corn and energy prices.  These prices have been somewhat volatile due to the uncertainty that we are experiencing in the overall economy which has been affecting commodities prices for the last year.  Further, difficult weather conditions during the harvest in the fall of 2009 has resulted in increased corn prices.  Management believes that there is currently a surplus of ethanol production capacity in the United States.  We believe this has resulted in several ethanol producers decreasing ethanol and distillers grains production or halting operations altogether.  The amount of this idled ethanol production capacity has changed throughout our 2009 fiscal year as a result of changes in the spread between corn prices and ethanol prices.  Ethanol producers decreasing or ceasing production has an effect on the supply of ethanol in the market which can positively impact the price of ethanol.  Much of this idled ethanol capacity could come back online within a reasonably short period of time which could negatively impact ethanol prices.  We anticipate that the ethanol industry must continue to grow demand for ethanol in order to support current ethanol prices and retain profitability in the ethanol industry.

A debate continues with respect to changes in the allowable percentage of ethanol blended with gasoline for use in standard (non-flex fuel) vehicles.  Recently, the EPA has been considering allowing E15 to be used in standard vehicles.  However, the EPA has delayed making a decision on E15 until sometime in 2010.  See “Item 1 — BUSINESS — Competition” for more detailed information regarding E15 and the blending wall.

Management believes that the market prices for distillers grains change in relation to the prices of other animal feeds, such as corn and soybean meal.  As a result of the current economic situation and its effect on commodities prices, there was a significant decrease in the market prices of corn and soybean meal starting in 2008.  This resulted in a significant decrease in distillers grains prices.  We believe that the negative effect of lower corn and soybean meal prices had on market distillers grains prices was somewhat offset by decreased distillers grains production by the ethanol industry during our 2009 fiscal year.  Management believes that several ethanol producers decreased ethanol and distillers grains production or ceased production altogether during 2009 as a result of unfavorable operating conditions.  Management believes that this resulted in decreased distillers grains production which we believe had a positive impact on the market price of distillers grains.  However, we expect that many of the producers that were idle during 2009 may resume production due to more favorable spread between the products and the inputs.  This may have a negative impact on the market price in the future.

Cost of Goods Sold

Our cost of goods sold as a percentage of revenues was 84.6% for the fiscal year ended October 31, 2009.  Our two primary costs of producing ethanol and distillers grains are corn costs and natural gas costs.

Corn Costs

Our largest cost associated with the production of ethanol and distillers grains is corn costs.  Corn prices reached historical highs in June 2008, but have decreased since that time as stronger than expected corn yields materialized and the global financial crisis brought down the prices of most commodities generally.

In recent months, corn prices have trended higher.  Management attributes this upward trend in corn prices with a general increase in commodity and financial markets recently.  However, despite poor planting conditions, a cool, wet growing season and an abysmal harvest, American farmers set new records for both yield per acre and total production.  In the January Crop Production report, a summary of the 2009 season that was issued January 12, 2010, the United States Department of Agriculture estimates that farmers averaged 165.2 bushels of corn per acre, up from its previous estimate of 162.9 and surpassing the previous record of 160.4 in 2004.  This record yield helped produce the largest U.S. corn crop ever — 13.2 billion bushels.  Despite the fact that corn yields have been strong, uncertainty continues regarding the quality of the corn harvested in the fall of 2009 as a result of the late harvest and unfavorable weather conditions that existed during the 2009 growing season.  If the corn that was harvested in the fall of 2009 was of poor quality, it might negatively impact the number of gallons of ethanol that can be produced per bushel of corn.  Further, management anticipates that corn demand may increase in the near future should global economic conditions continue to improve.  Should corn demand increase, it may result in further increases in the market price of corn.

We purchase all of our corn at the local market price delivered to the ethanol plant plus a fixed fee per bushel of corn from a related party.  We expect continued volatility in the price of corn, which could significantly impact our cost of goods sold.  The growing number of operating ethanol plants nationwide is also expected to increase the demand for corn.  This increase will likely drive the price of corn upwards in our market which will impact our ability to operate profitably.

Natural Gas Costs

Worldwide energy demand has decreased as a result of the global economic situation.  However, natural gas prices have recently been increasing.  Natural gas prices typically increase during the winter months as natural gas demand increases in colder climates that use natural gas for heating needs.  Management anticipates that natural gas prices will continue to increase during the winter months.  Should the economy continue to improve, it may result in increased energy demand, including increased natural gas demand.  This may result in further increases in natural gas prices.

Operating Expense

Our operating expenses as a percentage of revenues were 9.9% for the fiscal year ended October 31, 2009.  We experienced a significant increase in our operating expenses for the fiscal year ended October 31, 2009 compared to the same periods of 2008 primarily due to an increase in the number of employees employed as a result of our plant becoming fully operational.  Operating expenses include salaries and benefits of administrative employees, insurance, taxes, professional fees and other general administrative costs. Management is pursuing strategies to optimize efficiencies and maximize production.  These efforts may result in a decrease in our operating expenses on a per gallon basis.  However, because these expenses generally do not vary with the level of production at the plant, we expect our operating expenses to remain steady.

Operating Profit

Our profit from operations for the fiscal year ended October 31, 2009 was approximately 5.5% of our revenues.  Our operating profit for the fiscal year ended October 31, 2009 was primarily the net result of our revenues exceeding our costs of goods sold and our operating expenses.

Other Income (Expense)

Our other expense for the fiscal year ended October 31, 2009 was approximately 13.3% of our revenues.  Our other expense for the fiscal year ended October 31, 2009, consisted primarily of interest expense and loss on the interest rate swap derivative instrument.  For the fiscal year ended October 31, 2009, interest expense was capitalized during the time we were still constructing the plant, however, interest expense was only capitalized prior to completing construction of the ethanol plant.

Additional Information

We are currently operating at full, or nearly full, capacity.  However, in the event that we decrease our production of ethanol, our production of distillers grains would also decrease accordingly.  Such a decrease in our volume of production of ethanol and distillers grains would result in lower revenues.  However, if we decreased production, we would require a corresponding decreased quantity of corn and natural gas, thereby lowering our costs of good sold.  Therefore, the effect of a decrease in our product volume would be largely dependent on the market prices of the products we produce and the inputs we use to produce our products at the time of such a production decrease.  We anticipate operating at less than full capacity only if industry margins become unfavorable or we experience technical difficulties in operating the plant.

Changes in Financial Condition for the Fiscal Year Ended October 31, 2009

We experienced a decrease in our current assets at October 31, 2009 compared to our fiscal year ended October 31, 2008.  We experienced an increase of approximately $2,400,000 in the value of our inventory at October 31, 2009 compared to October 31, 2008, primarily as a result of the commencement of operations at our plant.  Additionally, at October 31, 2009, we had accounts receivable of approximately $3,400,000 compared to no accounts receivable at October 31, 2008.  We also had cash of approximately $2,621,000 at October 31, 2009, compared to cash of approximately $1,356,000 at October 31, 2008.  Restricted cash was approximately $57,000 at October 31, 2009, as compared to approximately $2,973,000 at October 31, 2008.  Additionally, the Company had prepaid and other current assets of approximately $473,000 at October 31, 2009, compared to approximately $540,000 at October 31, 2008.  Restricted marketable securities were approximately $1,601,000 at October 31, 2009, as compared to $6,842,000 at October 31, 2008.

We experienced a decrease in our total current liabilities on October 31, 2009 compared to October 31, 2008.  We experienced an increase of approximately $2,344,000 in the current portion of our long term debt and capital lease obligations at October 31, 2009 compared to October 31, 2008.  We also experienced a decrease of approximately $186,000 for accrued expenses at October 31, 2009 compared to October 31, 2008; and an increase of approximately $1,016,000 in our accounts payable at October 31, 2009 compared to October 31, 2008.  Additionally, we experienced an increase in our liabilities related to the current portion of our derivative instruments of approximately $500,000 at October 31, 2009 compared to October 31, 2008.  Such increases were partially offset by a decrease in our construction payable of approximately $14,413,000 at October 31, 2009 compared to October 31, 2008.

We experienced an increase in our long-term liabilities as of October 31, 2009 compared to October 31, 2008.  At October 31, 2009, we had approximately $62,712,000 outstanding in the form of long-term debt, compared to approximately $15,180,000 at October 31, 2008.  This increase is attributed to cash we utilized from our construction loan to complete the construction of our facility and commence operations.

Liquidity and Capital Resources

Based on financial forecasts performed by our management, we anticipate that we will have sufficient cash from our operations to continue to operate the ethanol plant for the next 12 months.  In addition, we have a revolving line of credit with available funds up to $5,000,000.  We had drawn $1,000,000 on this credit facility as of October 31, 2009.  Following the close of our fiscal year on October 31, 2009, we were able to make payments of $500,000 in each November and December 2009 in order to pay down our line of credit to a zero balance.  We do not anticipate seeking additional equity or debt financing during our 2010 fiscal year.  However, should we experience unfavorable operating conditions in the future, we may have to secure additional debt or equity sources for working capital or other purposes.

As a result of current conditions in the ethanol market that have presented more favorable operating conditions than we experienced during the beginning of our 2009 fiscal year, we have been able to reduce the amount outstanding on our revolving line of credit.  This has allowed us greater liquidity and has increased the amount of funds that are available to us on our revolving line of credit.  We anticipate continuing to pay down our revolving line of credit and anticipate continuing to improve our liquidity going forward.  However, should we once again experience unfavorable operating conditions in the ethanol industry that prevent us from profitably operating the ethanol plant, we could have difficulty maintaining our liquidity.

The following table shows cash flows for the fiscal years ended October 31, 2009 and 2008:

	Year ended October 31,
	2009	2008
Net cash used in operating activities	$(3,240,519)	$(862,251)
Net cash used in investing activities	(46,105,003)	(40,559,727)
Net cash provided by financing activities	50,610,528	42,679,108

Cash Flow From Operations

We experienced a significant increase in net cash used in operating activities for the fiscal year ended October 31, 2009, as compared to the same period in 2008.  Overall net cash used in operating activities increased due to the Company having accounts receivable and inventory as the plant became operational and increased accrued expenses primarily related to property taxes and employee salaries.  The impact of these changes increased cash used for operations by approximately $5,910,000.  This increase in cash used for operating activities, was offset by cash provided by operating activities of approximately $1,065,000 from changes in accounts payable and prepaid expenses.  In addition, the Company began depreciating assets when they were placed in service during the fourth quarter of fiscal year 2009 and sustained a loss in fair value of derivative instrument, which resulted in an add back of approximately $2,880,000 of cash provided by operating activities.  During our 2009 fiscal year, our capital needs were being adequately met through cash from our operating activities and our credit facilities.

Cash Flow From Investing Activities

We experience an increase in cash used in investing activities for our fiscal year ended October 31, 2009 as compared to 2008.  This increase was primarily a result of the completion of our ethanol plant during the fourth quarter of our 2009 fiscal year.  As our plant was completed in the fourth quarter of our 2009 fiscal year, most of the cash used for construction activities occurred during our fiscal year ended October 31, 2009.  The Company paid approximately $46,105,000 for the construction of the ethanol plant during fiscal year 2009 and an additional

$10,773,000 of non-cash funds came from capitalized interest, restricted cash and accounts payable.

Cash Flow From Financing Activities

We experience an increase in cash provided by financing activities in our fiscal year ended October 31, 2009, as compared to the same period in 2008 primarily as a result of the proceeds from long-term debt, which we used for the construction of our ethanol plant.

Credit Facilities

On April 24, 2008, we entered into a Construction Loan Agreement (the “Agreement”) with First National Bank of Omaha of Omaha, Nebraska (“FNBO”) for the purpose of funding a portion of the cost of the ethanol plant.  Under the Agreement, FNBO has agreed to loan us up to $61,000,000, consisting of a $50,400,000 Construction Loan, together with a $5,000,000 Revolving Loan, and $5,600,000 to support the issuance of letters of credit by FNBO.  As of October 31, 2009, the Company has drawn approximately $49,876,000 on this financing.  We have issued letters of credit to Redwood Electric Cooperative, Inc., Northern Natural Gas Company and Liberty Mutual Insurance for the amount of $700,000, $4,000,000 and $250,000, respectively.

During the construction period, interest on the Construction Loan is payable on a monthly basis on the outstanding principal amount at a variable rate equal to the greater of the one month LIBOR Rate, in effect from time to time, plus 350 basis points or 4%, prior to maturity.  In February 2010, the Construction Loan will be converted into a fixed rate note for the maximum amount of $25,200,000, a variable rate note for the maximum amount of $20,200,000 and a long term revolving note for the maximum amount of $5,000,000.  The amount available on the long term revolving note will decline annually by the greater of $125,000 or 50% of the excess cash flow, as defined by the Agreement.

We will make 59 monthly principal payments on the Fixed Rate Loan initially for approximately $145,000 plus accrued interest on the eighth day of every month commencing one month immediately following the Construction Loan Termination Date.  Interest will accrue on the fixed rate note at the greater of the one month LIBOR Rate, in effect from time to time, plus 300 basis points or 4%.  A final balloon payment of approximately $15,184,000 will be due on the termination date of the Fixed Rate Loan, which will be five years following the Construction Loan Termination Date.  We will make 59 monthly payments on the Variable Rate Loan initially for approximately $147,000 plus accrued interest on the eighth day of every month commencing one month immediately following the Construction Loan Termination Date which shall be allocated as follows: (i) first to accrued and unpaid interest on the Long Term Revolving Note, (ii) next to accrued and unpaid interest on the Variable Rate Note, and (iii) next to principal on the Variable Rate Note.  A final balloon payment of approximately $14,807,000 will be due five years following the construction loan termination date.  Pursuant to the First Amendment of Construction Loan Agreement executed between FNBO and the Company on August 11, 2009, the Loan Termination Date of the Revolving Promissory Notes has been extended to February 28, 2010.

The construction revolving loan is the Company’s line of credit and accrues interest at the greater of the one month LIBOR Rate, in effect from time to time, plus 350 basis points or 4%.  The line of credit requires monthly interest payments and was payable in full in April 2009.  In August 2009, Highwater signed an amendment to the Construction Loan Agreement to extend the maturity date of the loan to February 28, 2010 to accrue interest at the greater of the 90-day LIBOR plus 450 basis points or 5.5% and require quarterly interest payments.  As of October 31, 2009, we had $1,000,000 outstanding on the line of credit.  Since the end of our fiscal year on October 31, 2009, we have made payments of $500,000 in each November and December 2009 resulting in a zero balance outstanding on our line of credit as of the date of this report.

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

The Company manages its variable rate debt using an interest rate swap.  The Company entered into fixed rate swap to alter its exposure to the impact of changing interest rates on its results of operations and future cash outflows for interest. Fixed rate swaps are used to reduce the Company’s risk of the possibility of increased interest costs. Interest rate swap contracts are used by the Company to separate interest rate risk management from the debt funding decision.  As of October 31, 2009, the Company had a notional amount of approximately $24,620,000 outstanding in the swap agreement that exchanges variable interest rates (LIBOR) for fixed interest rates over the term of the agreement.  The interest rate swap is not designated as an effective hedge for accounting purposes.  The changes in the fair value of the interest rate swap are recorded as gains or losses in the statement of operations and are classified in other income and expense. This fixes the interest rate on the notional amount outstanding at 7.6% until June 2014.

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

In addition, during the term of the loans, we will be subject to certain financial covenants though many of these covenants are not yet applicable to the Company because our construction loan has not yet converted to term loans.  However, until the fourth month after the Construction Loan Termination Date, the Company is required to maintain at all times working capital of not less than $1,000,000.  Furthermore, until the Construction Loan Termination Date, the Company shall maintain an interest coverage ratio of not less than 1.10:1.0.  We expect our construction loan to convert to term loans in February 2010.  After our construction phase we will be limited to annual capital expenditures of $1,000,000 without prior approval of FNBO.  We will also be prohibited from making distributions to our members of greater than 45% of our net income during any fiscal year if our debt leverage ratio (combined total liabilities to net worth) is greater than or equal to 1.0:1.0.  Our failure to comply with the protective loan covenants or maintain the required financial ratios may cause acceleration of the outstanding principal balances on the term notes and revolving note and/or the imposition of fees, charges or penalties.  Any acceleration of the debt financing or imposition of the significant fees, charges or penalties may restrict or limit our access to the capital resources necessary to continue plant construction or operations.  The agreement is secured by substantially all business assets and is subject to various financial and non-financial covenants that limit distributions and leverage and require minimum debt service coverage, net worth, and working capital requirements.

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

We have completed approximately five months of operations as of the filing of this report.  As shown in the accompanying financial statements, we have working capital of approximately $1,138,000.  We are currently in compliance with our financial covenants.  We anticipate that our current margins will be sufficient to generate enough cash flow to maintain operations, service our debt and comply with our financial covenants in our loan agreements.  However, significant uncertainties in the market continue to exist.  Due to current commodity markets, we may produce at negative margins and therefore, we are evaluating our liquidity needs for the upcoming months.

If our working capital surplus does not continue to increase, we will likely be in default of our loan covenants on the date of measurement.

We will continue to work with our lenders to try to ensure that the agreements and terms of the loan agreements are met going forward.  However, we cannot provide any assurance that our actions will result in sustained profitable operations or that we will not be in violation of our loan covenants or in default on our principal payments.  Because it is unclear what the market will do, there is uncertainty about our ability to meet our liquidity needs and comply with our financial covenants and the other terms of our loan agreements. If we violate the terms or covenants of our loan or fail to obtain a waiver of any such term or covenant, our primary lender could deem us in default of our loans and require us to immediately repay a significant portion or possibly the entire outstanding balance of our loans.  Our lender could also elect to proceed with a foreclosure action on our plant.

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

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable.  Impairment testing for assets requires various estimates and assumptions, including an allocation of cash flows to those assets and, if required, an estimate of the fair value of those assets.  Given the significant assumptions required and the possibility that actual conditions will differ, we consider the assessment of the impairment and useful lives of property and equipment to be a critical accounting estimate.

We value our inventory at the lower of cost or market.  Our estimates are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable.  These valuations require the use of management’s assumptions which do not reflect unanticipated events and circumstances that may occur.  In our analysis, we consider future corn costs and ethanol prices, break-even points for our plant and our risk management strategies in place through our derivative instruments.  Given the significant assumptions required and the possibility that actual conditions will differ, we consider the valuation of the lower of cost or market on inventory to be a critical accounting estimate.

Derivative Instruments

We enter into derivative instruments to hedge the variability of expected future cash flows related to interest rates.  We do not typically enter into derivative instruments other than for hedging purposes.  All derivative instruments are recognized on the October 31, 2009 balance sheet at their fair market value. Changes in the fair value of an undesignated derivative instrument are recognized in earnings currently.

At October 31, 2009, we had an interest rate swap with a fair value of $2,129,000 recorded as derivative instruments in the current and long-term liabilities section of the balance sheet and as a loss on derivative instrument in the statement of operations.

The Company evaluates its contracts to determine whether the contracts are derivative instruments.  Certain contracts that literally meet the definition of a derivative may be exempted from derivative accounting and treated as normal purchases or normal sales if documented as such.  Normal purchases and normal sales are contracts that provide for the purchase or sale of something other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold over a reasonable period in the normal course of business.  Although we currently have no positions in place, our forward contracts for corn purchases would qualify for this exception.

In order to reduce risk caused by interest rate fluctuations, the Company entered into an interest rate swap agreement.  This contract is used with the intention to limit exposure to increased interest rates.  The Company does not formally designate this instrument as a hedge and, therefore, records in earnings adjustments cause from making the instrument to market on a monthly basis.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Financial Statements begin on page 31.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Governors

Highwater Ethanol, LLC

Lamberton, Minnesota

We have audited the accompanying balance sheets of Highwater Ethanol, LLC as of October 31, 2009 and 2008, and the related statements of operations, changes in members’ equity and comprehensive loss and cash flows for each of the years then ended.  Highwater Ethanol, LLC’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Highwater Ethanol, LLC as of October 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Boulay, Heutmaker, Zibell & Co., P.L.L.P

Certified Public Accountants

Minneapolis, Minnesota

January 29, 2010

HIGHWATER ETHANOL, LLC

Balance Sheets

	October 31,	October 31,
ASSETS	2009	2008

Current Assets
Cash	$2,620,833	$1,355,827
Restricted cash	56,681	2,916,825
Restricted marketable securities	83,451	5,380,199
Accounts receivable	3,366,588	—
Inventories	2,356,670	—
Prepaids and other	472,738	540,190
Total current assets	8,956,961	10,193,041

Property and Equipment
Land and land improvements	6,712,347	1,250,621
Buildings	37,883,053	—
Office equipment	316,536	19,137
Equipment	59,376,554	—
Vehicles	43,494	—
Construction in progress	—	62,948,311
	104,331,984	64,218,069
Accumulated depreciation	(1,279,300)	(5,949)
Net property and equipment	103,052,684	64,212,120

Other Assets
Restricted cash	—	56,565
Restricted marketable securities	1,518,000	1,461,435
Debt issuance costs, net	1,760,767	1,874,782
Total other assets	3,278,767	3,392,782

Total Assets	$115,288,412	$77,797,943

	October 31,	October 31,
LIABILITIES AND EQUITY	2009	2008

Current Liabilities
Accounts payable	$1,077,548	$61,847
Construction payable	534,985	1,620,712
Construction payable - members	1,815,536	15,143,048
Accrued expenses	482,686	669,126
Derivative instrument	564,664	60,996
Line of credit	1,000,000	—
Current maturities of long-term debt	2,343,508	—
Total current liabilities	7,818,927	17,555,729

Long-Term Debt	62,712,332	15,180,000

Derivative Instrument	1,563,985	530,078

Commitments and Contingencies

Members’ Equity
Members’ equity, 4,953 units outstanding at October 31, 2009 and 2008	43,193,168	44,532,136
Total members’ equity	43,193,168	44,532,136

Total Liabilities and Members’ Equity	$115,288,412	$77,797,943

Notes to Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC

Statements of Operations

	Year Ended	Year Ended
	October 31, 2009	October 31, 2008

Revenues	$18,983,802	$—

Cost of Goods Sold	16,064,288	—

Gross Profit	2,919,514	—

Operating Expenses	1,882,608	1,010,730

Operating Profit (Loss)	1,036,906	(1,010,730)

Other Income (Expense)
Interest income	169,613	1,060,630
Other income (expense)	(16,629)	10,721
Interest expense	(1,143,721)	—
Loss on derivative instrument	(1,537,575)	(591,074)
Total other income (expense), net	(2,528,312)	480,277

Net Loss	$(1,491,406)	$(530,453)

Weighted Average Units Outstanding	4,953	3,056

Net Loss Per Unit	$(301.11)	$(173.58)

Notes to Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC

Statement of Changes in Members’ Equity and Comprehensive Loss

			Accumulated Other
	Member		Comprehensive
	Contributions	Net Loss	Gain (Loss)	Total

Balance - October 31, 2007	$1,680,000	$(1,530,897)	$—	$149,103

Membership units - 4,567 units at $10,000 per unit, April 2008	45,670,000	—	—	45,670,000

Additional paid in capital - forfeited units	40,000	—	—	40,000

Costs of raising capital	(736,410)	—	—	(736,410)

Other comprehensive loss

Net loss	—	(530,453)	—	(530,453)

Unrealized loss on restricted marketable securities	—	—	(60,104)	(60,104)

Total comprehensive loss	—	—	—	(590,557)

Balance - October 31, 2008	46,653,590	(2,061,350)	(60,104)	44,532,136

Other comprehensive loss

Net loss	—	(1,491,406)	—	(1,491,406)

Unrealized gain on restricted marketable securities	—	—	152,438	152,438

Total comprehensive loss	—	(1,491,406)	152,438	(1,338,968)

Balance- October 31, 2009	$46,653,590	$(3,552,756)	$92,334	$43,193,168

Notes to Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC

Statements of Cash Flows

	Year Ended	Year Ended
	October 31, 2009	October 31, 2008

Cash Flows from Operating Activities
Net loss	$(1,491,406)	$(530,453)
Adjustments to reconcile net loss to net cash used in operations
Depreciation and amortization	1,342,223	3,563
Interest payments made from restricted cash	197,087	—
Change in fair value of derivative instrument	1,537,575	591,074
Other	18,621	1,624
Change in assets and liabilities
Accounts receivable, including members	(3,366,588)	—
Inventory	(2,356,670)	—
Prepaids and other	49,378	(504,837)
Accounts payable, including members	1,015,701	(411,737)
Accrued expenses	(186,440)	(11,485)
Net cash used in operating activities	(3,240,519)	(862,251)

Cash Flows from Investing Activities
Capital expenditures	(46,105,003)	(232,223)
Construction in progress	—	(40,327,504)
Net cash used in investing activities	(46,105,003)	(40,559,727)

Cash Flows from Financing Activities
Proceeds from (payments on) line of credit	1,000,000	—
Payments on notes payable	—	(1,100,000)
Funds received from restricted cash	—	36,721
Increase in restricted cash from net interest earned	(155,870)	(119,604)
Member contributions	—	45,670,000
Forfeited investor deposits	—	40,000
Proceeds from long-term debt	49,875,840	—
Payments for deferred offering costs	—	(248,283)
Payments for debt issuance costs	(109,442)	(1,599,726)
Net cash provided by financing activities	50,610,528	42,679,108

Net Increase in Cash	1,265,006	1,257,130

Cash - Beginning of period	1,355,827	98,697

Cash - End of period	$2,620,833	$1,355,827

Supplemental Cash Flow Information
Cash paid for interest expense	$932,964	$—
Cash paid for interest capitalized	$2,251,271	$66,895
Total	$3,184,235	$66,895

Supplemental Disclosure of Noncash Financing and Investing Activities
Unrealized gain on restricted marketable securities	$152,438	$—
Unrealized losses on restricted marketable securities	$—	$60,104
Restricted cash received as part of capital lease	$—	$14,876,400
Purchase of restricted marketable securities with restricted cash	$—	$6,903,362
Redemption of restricted marketable securities - restricted cash	$5,374,000	$—
Construction in progress included in construction payable	$—	$16,763,760
Capital expenditures included in accounts payable	$2,350,521	$—
Construction in progress paid from restricted cash	$6,584,098	$5,138,785
Interest payments capitalized from restricted cash	$1,683,468	$—
Accrued interest capitalized in construction in progress	$—	$666,655
Loan costs capitalized with construction in progress	$154,585	$30,753
Debt issuance costs financed through capital lease	$—	$303,600
Costs of raising capital offset against equity raised	$—	$736,410
Land options exercised for land purchase	$—	$2,000

Notes to Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC

Notes to Financial Statements

October 31, 2009 and 2008

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Highwater Ethanol, LLC, (a Minnesota Limited Liability Company) operates a 50 million gallon per year ethanol plant in Lamberton, Minnesota.  The Company produces and sells fuel ethanol and distillers grains, a co-product of the fuel ethanol production process, in the continental United States.  The Company was in the development stage until it began full scale commercial operations in August 2009.

Fiscal Reporting Period

The Company has adopted a fiscal year ending October 31 for reporting financial operations.

Accounting Estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles.  Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.  The Company uses estimates and assumptions in accounting for significant matters, among others, the carrying value of property and equipment and related impairment testing, inventory valuation, and derivatives.  Actual results could differ from those estimates, and such differences may be material to our financial statements.  The Company periodically reviews estimates and assumptions, the effects of revisions are reflected in the period in which the revision is made.

Revenue Recognition

The Company generally sells ethanol and related products pursuant to marketing agreements. The Company’s products are shipped FOB shipping point. Revenues are recognized when the customer has taken title and has assumed the risks and rewards of ownership, prices are fixed or determinable and collectability is reasonably assured. For ethanol sales, title transfers when loaded into the rail car and for distillers grains when the loaded rail cars leave the plant facility.

In accordance with the Company’s agreements for the marketing and sale of ethanol and related products, marketing fees and freight due to the marketers are deducted from the gross sales price at the time incurred. Revenue is recorded net of these marketing fees and freight as they do not provide an identifiable benefit that is sufficiently separable from the sale of ethanol and related products.

Cash

The Company maintains its accounts primarily at one financial institution.  At times throughout the year, the cash balances may exceed amounts insured by the Federal Deposit Insurance Corporation.  The Company does not believe it is exposed to any significant credit risk on cash balances.

Restricted Cash

The Company maintains restricted cash balances as part of the capital lease financing agreement described in Note 8.  The restricted cash balances include money market accounts and similar debt instruments which currently exceed amounts insured by the Federal Deposit Insurance Corporation and the Securities Investor Protection Corporation.  The Company does not believe it is exposed to any significant credit risk on these balances.

HIGHWATER ETHANOL, LLC

Notes to Financial Statements

October 31, 2009 and 2008

Restricted Marketable Securities

The Company maintains restricted marketable securities in debt securities as part of the capital lease financing agreements described in Note 8.  The restricted marketable securities consist primarily of municipal obligations, U.S. treasury government obligations, and corporate obligations.  Restricted marketable securities are classified as “available-for-sale” and are carried at their estimated fair market value based on quoted market prices at year end.

Accounts Receivable

Credit terms are extended to customers in the normal course of business. The Company routinely monitors accounts receivable and customer balances are generally kept current at 30 days or less. The Company generally requires no collateral.

Accounts receivable are recorded at their estimated net realizable value.  Accounts are considered past due if payment is not made on a timely basis in accordance with the Company’s credit terms. Accounts considered uncollectible are written off. The Company’s estimate of the allowance for doubtful accounts is based on historical experience, its evaluation of the current status of receivables, and unusual circumstances, if any. At October 31, 2009 and 2008, the Company believed that such amounts would be collectible and an allowance was not considered necessary.

Inventory

Inventory consists of raw materials, supplies, work in process and finished goods.  Raw materials and supplies are stated at the lower of cost (first-in, first-out method) or market.  Work in process and finished goods are stated at the lower of average cost or market.

Property and Equipment

Property and equipment is stated at cost.  Depreciation is provided over an estimated useful life by use of the straight line method.  Maintenance and repairs are expensed as incurred; major improvements and betterments are capitalized.  The present value of capital lease obligations is classified as long-term debt and the related assets will be included with property and equipment.  Amortization of property and equipment under capital lease is included with depreciation expense.

The Company incurred substantial consulting, permitting, and other pre-construction services related to building its plant facilities prior to receiving project funding.  These costs were expensed prior to obtaining project debt and equity financing.  Once this funding was received, these costs as they related to project construction were capitalized with construction in progress.

Depreciation is computed using the straight-line method over the following estimated useful lives:

Land improvements	15-20 years
Buildings	10-20 years
Office equipment	5 years
Vehicles	7 years
Plant and process equipment	10-20 years

HIGHWATER ETHANOL, LLC

Notes to Financial Statements

October 31, 2009 and 2008

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

In August 2009, the Company completed construction of its ethanol production facilities with installed capacity of 50 million gallons per year.  The carrying value of these facilities at October 31, 2009 was approximately $103.1 million.  In accordance with the Company’s policy for evaluating impairment of long-lived assets described above, management evaluates the recoverability of the facilities based on projected future cash flows from operations over the facilities’ estimated useful lives.  In determining the projected future undiscounted cash flows, the Company makes significant assumptions concerning the future viability of the ethanol industry, the future price of corn in relation to the future price of ethanol and the overall demand in relation to production and supply capacity. The Company has determined that there is no impairment at October 31, 2009.

Derivative Instruments

Derivatives are recognized in the balance sheet and the measurement of these instruments are at fair value. In order for a derivative to qualify as a hedge, specific criteria must be met and appropriate documentation maintained.  Gains and losses from derivatives that do not qualify as hedges, or are undesignated, must be recognized immediately in earnings.  If the derivative does qualify as a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will be either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. Changes in the fair value of undesignated derivatives are recognized in earnings currently.

Contracts are evaluated to determine whether the contracts are derivatives.  Certain contracts that literally meet the definition of a derivative may be exempted as “normal purchases or normal sales”.  Normal purchases and normal sales are contracts that provide for the purchase or sale of something other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold over a reasonable period in the normal course of business.  Contracts that meet the requirements of normal purchases or sales are documented as normal and exempted from accounting as derivatives, therefore, are not marked to market in our financial statements.

In order to reduce the risk caused by interest rate fluctuations, the Company entered into an interest rate swap agreement.  This contract is used with the intention to limit exposure to increased interest rates.  The fair value of this contract is based on widely accepted valuation techniques including discounted cash flow analysis which includes observable market-based inputs.  The fair value of the derivative is continually subject to change due to changing market conditions.  Although this serves as an economic hedge, the Company does not formally designate this instrument as a hedge and, therefore, records in earnings adjustments caused from marking the instrument to market on a monthly basis.

Fair Value of Financial Instruments

The carrying value of cash, restricted cash, and restricted marketable securities approximate their fair value based on quoted market prices at year end.  The Company believes the carrying value of the derivative instrument approximates fair value based on widely accepted valuation techniques including discounted cash flow analysis which includes observable market-based inputs.

The Company believes the carrying amount of the line of credit and note payable approximates the fair value due to the terms of the debt and the current interest rate environment.

HIGHWATER ETHANOL, LLC

Notes to Financial Statements

October 31, 2009 and 2008

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

On November 1, 2008, the Company adopted guidance relating to the recognition of income tax benefits.  This guidance provides a two-step approach to recognizing and measuring tax benefits when realization of the benefits is uncertain.  The first step is to determine whether the benefit meets the more-likely-than-not condition for recognition and the second step is to determine the amount to be recognized based on the cumulative probability that exceeds 50%.  Primarily due to the Company’s tax status as a partnership, the adoption of this guidance had no material impact on the Company’s financial condition or results of operations.

Environmental Liabilities

The Company’s operations are subject to environmental laws and regulations adopted by various governmental entities in the jurisdiction in which it operates. These laws require the Company to investigate and remediate the effects of the release or disposal of materials at its location. Accordingly, the Company has adopted policies, practices, and procedures in the areas of pollution control, occupational health, and the production, handling, storage, and use of hazardous materials to prevent material environmental or other damage, and to limit the financial liability, which could result from such events. Environmental liabilities are recorded when the liability is probable and the costs can be reasonably estimated.

Recently Adopted Accounting Pronouncements

In April 2009, the FASB issued guidance on disclosures about fair value of financial instruments to be presented in interim financial statements in additional to annual financial statements. The Company adopted this new disclosure guidance for the financial statements for the quarter ending July 31, 2009. The adoption of this guidance did not have a material impact on our financial statements.

In May 2009, the FASB issued guidance on additional disclosures for subsequent events. The guidance requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The Company adopted this new disclosure guidance for the financial statements for the quarter ending July 31, 2009. The adoption of this guidance did not have a material impact on our financial statements.

In June 2009, the Financial Accounting Standards Board (FASB) issued guidance that establishes two levels of U.S. generally accepted accounting principles (GAAP), authoritative and nonauthoritative. The guidance establishes the FASB Accounting Standards Codification™ (Codification) as the source of authoritative accounting principles

HIGHWATER ETHANOL, LLC

Notes to Financial Statements

October 31, 2009 and 2008

recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority.  The Codification was effective on a prospective basis for interim and annual reporting periods ending after September 15, 2009.  The adoption of the Codification changed the Company’s references to GAAP accounting standards, but did not impact the Company’s results of operations, financial position or liquidity.

2.  UNCERTAINTIES

The Company derives substantially all of its revenues from the sale of ethanol and distillers grains.  These products are commodities and the market prices for these products display substantial volatility and are subject to a number of factors which are beyond the control of the Company.  The Company’s most significant manufacturing inputs are corn and natural gas.  The price of these commodities is also subject to substantial volatility and uncontrollable market factors.  In addition, these input costs do not necessarily fluctuate with the market prices for ethanol and distillers grains.  As a result, the Company is subject to significant risk that its operating margins can be reduced or eliminated due to the relative movements in the market prices of its products and major manufacturing inputs.  As a result, market fluctuations in the price of or demand for these commodities can have a significant adverse effect on the Company’s operations, profitability, and availability of cash flows to make loan payments and maintain compliance with the loan agreement.

3.  CONCENTRATIONS

The Company has identified certain concentrations that are present in their business operations.  The Company’s revenue from ethanol sales and distiller sales are derived from a single customer under an ethanol marketing agreement and a distillers marketing agreement as described in Note 13.

The Company purchases all corn from a single supplier, a related party, under a grain procurement agreement described in Notes 12 and 13.

The Company has a revenue concentration in that its revenue is generated from the sales of just two products, ethanol and distillers grains.

4.  FAIR VALUE MEASUREMENTS

On November 1, 2008, the Company adopted fair value measurement guidance for financial assets and liabilities.  This guidance defines fair value, outlines a framework for measuring fair value, and details the required disclosures about fair value measurements.  This guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in the principal or most advantageous market.

The fair value hierarchy prescribed by this guidance contains three levels of inputs, both observable and unobservable. This guidance requires the utilization of the lowest possible level of input to determine fair value.  Level 1 inputs include quoted market prices in an active market for identical assets or liabilities.  Level 2 inputs are market data, other than Level 1, that are observable either directly or indirectly.  Level 2 inputs include quoted market prices for similar assets or liabilities, quoted market prices in an inactive market, and other observable information that can be corroborated by market data.  Level 3 inputs are unobservable and corroborated by little or no market data.

Except for those assets and liabilities which are required by authoritative accounting guidance to be recorded at fair value in our balance sheets, the Company has elected not to record any other assets or liabilities at fair value, as permitted.  No events occurred during the year ended October 31, 2009 that would require adjustment to the recognized balances of assets or liabilities which are recorded at fair value on a nonrecurring basis.

HIGHWATER ETHANOL, LLC

Notes to Financial Statements

October 31, 2009 and 2008

	Fair Value as of	Fair Value Measurement Using
	October 31, 2009	Level 1	Level 2	Level 3
Restricted cash — current	$56,681	$56,681	$—	$—
Restricted marketable securities - current	$83,451	$83,451	$—	$—
Restricted marketable securities — long-term	$1,518,000	$1,518,000	$—	$—
Interest rate swap	$(2,128,649)	$—	$(2,128,649)	$—

The fair value of restricted cash, which includes money market funds, and restricted marketable securities are based on quoted market prices in an active market. The Company determined the fair value of the interest rate swap by using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each instrument. The analysis reflects the contractual terms of the swap agreement, including the period to maturity and uses observable market-based inputs and uses the market standard methodology of netting the discounted future fixed cash receipts and the discounted expected variable cash payments.

5.  RESTRICTED MARKETABLE SECURITIES

The cost and fair value of the Company’s restricted marketable securities consist of the following at October 31, 2009:

	Amortized Cost	Gross Unrealized Gains	Fair Value

Restricted marketable securities - Current Municipal obligations	$83,451	$—	$83,451

Restricted marketable securities — Long-term Municipal obligations	1,425,666	92,334	1,518,000

Total restricted marketable securities	$1,509,117	$92,334	$1,601,451

The Company’s restricted marketable securities consist of the following at October 31, 2008:

	Amortized Cost	Gross Unrealized Gains	Fair Value

Restricted marketable securities - Current Municipal obligations	$430,210	$(3,977)	$426,233
U.S. treasury government obligations	639,791	(8,283)	631,508
Corporate obligations	4,322,620	(162)	4,322,458
Total current restricted marketable securities	5,392,621	(12,422)	5,380,199

Restricted marketable securities — Long-term Municipal obligations	1,509,117	(47,682)	1,461,435

Total restricted marketable securities	$6,901,738	$(60,104)	$6,841,634

The long-term restricted marketable securities relate to the debt service reserve fund noted in Note 8.

HIGHWATER ETHANOL, LLC

Notes to Financial Statements

October 31, 2009 and 2008

Shown below are the contractual maturities of marketable securities with fixed maturities at October 31, 2009.  Actual maturities may differ from contractual maturities because certain securities may contain early call or prepayment rights.

Due within 1 year	$—
Due in 3 to 5 years	1,601,451
Due in more than 5 years	—
Total	$1,601,451

6.INVENTORIES

Inventories consisted of the following at:

	October 31, 2009	October 31, 2008
Raw materials	$1,384,720	$—
Spare parts and supplies	33,399
Work in process	705,422
Finished goods	619,387	—

Total	$2,356,670	$—

7. DERIVATIVE INSTRUMENTS

In July 2009, the Company adopted disclosures about derivative instruments and hedging activities guidance, to provide a reader of the financial statements an enhanced understanding of the Company’s use of derivative instruments, how the Company accounts for its derivative instruments and the instruments’ effects on financial position, financial performance and cash flows.

From time to time, the Company enters into derivative transactions to hedge its exposures to interest rate fluctuations.  The Company does not enter into derivative transactions for trading purposes.  As of October 31, 2009, the Company has entered into an interest rate swap agreement.  The Company is required to record derivative financial instruments as either assets or liabilities at fair value in the statement of financial position.  Derivatives qualify for treatment as hedges when there is a high correlation between the change in fair value of the derivative instrument and the related change in value of the underlying hedged item.  Furthermore, the Company must designate the hedging instruments based upon the exposure being hedged as a fair value hedge, a cash flow hedge or a hedge against foreign currency exposure.  The Company formally documents, designates, and assesses the effectiveness of transactions that receive hedge accounting initially and on an on-going basis.  The Company has not designated the interest rate swap as a cash flow hedge.

Interest Rate Swap

The Company manages variable rate debt using an interest rate swap.  The Company entered into fixed rate swap to alter its exposure to the impact of changing interest rates on its results of operations and future cash outflows for interest. Fixed rate swaps are used to reduce the Company’s risk of the possibility of increased interest costs. Interest rate swap contracts are therefore used by the Company to separate interest rate risk management from the debt funding decision.

At October 31, 2009, the Company had a notional amount of approximately $24,620,000 outstanding in the swap agreement that exchanges variable interest rates (LIBOR) for fixed interest rates over the terms of the agreements.  The interest rate swap is not designated as an effective hedge for accounting purposes.

HIGHWATER ETHANOL, LLC

Notes to Financial Statements

October 31, 2009 and 2008

The following tables provide details regarding the Company’s derivative instruments at October 31, 2009:

Instrument	Balance Sheet location	Assets	Liabilities

Interest rate swap	Derivative instruments	$—	$2,128,649

The following tables provide details regarding the losses from the Company’s derivative instruments in statements of operations, none of which are designated as hedging instruments:

		Year Ended October 31,
	Statement of Operations location	2009	2008
Interest rate swap	Loss on derivative instruments	$(1,537,575)	$(591,074)

8.  DEBT FINANCING

Bank Financing

In April 2008, the Company entered into a credit agreement with a financial institution for the purpose of funding a portion of the cost of the ethanol plant.  Under the credit agreement, the lender provided a construction loan of $50,400,000, a construction revolving loan for $5,000,000 and supported the issuance of letters of credit up to $5,600,000, all of which are secured by substantially all assets.  At October 31, 2009, the Company had issued $4,950,000 in letters of credit.  The Company will make monthly interest payments for all amounts owed during the construction phase at the greater of LIBOR plus 350 basis points or 4%, which was 4% at October 31, 2009. As of October 31, 2009 and 2008, the Company has drawn approximately $49,876,000 and $0 on this facility.

While construction is complete and the plant is operating, the loan is not expected to convert until February 2010. Accordingly, payments will continue under the terms available during construction. When the construction loan converts, a maximum of $25,200,000 will convert into a Fixed Rate Note, a maximum of $20,200,000 will convert into a Variable Rate Note, and a maximum of $5,000,000 will convert into a Long-Term Revolving note, as described in the credit agreement and further below.

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

Notes to Financial Statements

October 31, 2009 and 2008

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

Line of Credit

The construction revolving loan is the Company’s line of credit and accrues interest at the greater of the one-month LIBOR plus 350 basis points or 4%.  The line of credit requires monthly interest payments and was payable in full in April 2009. In August 2009, the Company signed an amendment to extend the maturity date to February 28, 2010, to accrue interest at the greater of the 90-day LIBOR plus 450 basis points or 5.5%, which was 5.5% at October 31, 2009, and require monthly interest payments.  As of October 31, 2009, the Company had $1,000,000 outstanding on the line of credit.

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

The Company was in compliance with the covenants applicable at October 31, 2009; however, due to the nature of the business, there is a risk that the Company may be out of compliance with certain covenants subsequent to the construction loan being converted.  Specifically, management is currently working with its lender to redefine the calculation of the Net Worth covenant.

As of October 31, 2009, the Company has letters of credit outstanding of $4,950,000 as mentioned previously. The Company pays interest at a rate of 3% on amounts outstanding and the letters of credit are valid until February 2010.  One of the letters of credit will automatically renew for an additional one year period in the amount of $4,000,000.

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

HIGHWATER ETHANOL, LLC

Notes to Financial Statements

October 31, 2009 and 2008

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

The estimated maturities of the long-term debt at October 31, 2009 are as follows:

2010	$2,343,508
2011	3,720,364
2012	4,001,242
2013	4,307,895
2014	4,630,628
After 2014	46,052,203

Long-term debt	$65,055,840

9.  LEASES

In April 2009, the Company entered into a five-year operating lease agreement with an unrelated party for 50 covered hopper cars.  The Company will pay approximately $425 per car per month beginning upon delivery of the cars.  In addition, a surcharge of $0.03 per mile will be assessed for each mile in excess of 30,000 miles per year a car travels.  Total lease expense for the years ending October 31, 2009 was approximately $85,000.

The Company has also entered into a capital lease agreement as discussed in Note 8.

Future minimum lease payments under the capital lease are as follows at October 31, 2009:

	Operating	Capital
2010	$255,000	$1,290,300
2011	255,000	1,290,300
2012	255,000	1,290,300
2013	255,000	1,290,300
2014	170,000	1,290,300
After 2014	—	21,642,975
Total	1,190,000	28,094,475
Less amount representing interest	—	12,914,475
Present value of minimum lease payments	1,190,000	15,180,000
Less current maturities	—	—
Long-term debt	$1,190,000	$15,180,000

HIGHWATER ETHANOL, LLC

Notes to Financial Statements

October 31, 2009 and 2008

10.  MEMBERS’ EQUITY

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

The Company filed a Form SB-2 Registration Statement with the Securities and Exchange Commission (SEC) for a minimum of 4,500 and up to 6,000 membership units for sale at $10,000 per unit. The Registration Statement was declared effective on April 5, 2007.  Offering proceeds were held in escrow until April 2008.  The total number of units accepted was 4,567 with proceeds totaling $45,670,000.  Deferred offering costs of approximately $736,000 were netted against the proceeds received.  The Company received approximately $40,000 of investor deposits that were forfeited and are included with member contributions.  These funds were used to provide financing to complete the Company’s ethanol facility in Lamberton, Minnesota.

11.  INCOME TAXES

The Company has adopted an October 31 fiscal year end, but has a tax year end of December 31.  The differences between financial statement basis and tax basis of assets are estimated as follows:

	October 31,	October 31,
	2009	2008

Financial statement basis of total assets	$115,288,412	$77,797,943

Organizational and start-up costs	3,682,693	2,542,960
Book to tax depreciation	(3,139,296)

Income tax basis of total assets	$115,831,809	$80,340,903

The differences between the financial statement basis and tax basis of the Company’s liabilities are estimated as follows:

	October 31,	October 31,
	2009	2008

Financial statement basis of total liabilities	$72,095,244	$33,265,807

Less: Interest rate swap	(2,128,649)	(591,074)

Income tax basis of total liabilities	$69,966,595	$32,674,733

HIGHWATER ETHANOL, LLC

Notes to Financial Statements

October 31, 2009 and 2008

12.  RELATED PARTY TRANSACTIONS

In July 2006, the Company entered into a grain procurement agreement with a related party through common ownership as described in Notes 3 and 13.

In September 2006, the Company entered into an agreement with a general contractor, a member, to design and build the ethanol plant.  As of October 31, 2009, the Company has incurred approximately $70,164,000 for these services.

In June 2007, the Company entered into an agreement with a related party, a member, to be the exclusive provider of electricity for the plant.  As of October 31, 2009, the Company has incurred approximately $550,000 for these services of which $192,000 is included in accrued expenses.

In December 2007, the Company entered into an agreement with a related party through common ownership for the construction of a water treatment facility, well drilling, and installation of the fire loop.  As of October 31, 2009, the Company has incurred approximately $16,623,000 under this agreement.

In August 2008, the Company entered into an agreement with a related party through common ownership for the construction of an administration building.  As of October 31, 2009, the Company has incurred approximately $271,000 of the expected $278,000.

13.  COMMITMENTS AND CONTINGENCIES

Construction Contracts

The total cost of the project, including the construction of the ethanol plant and start-up expenses, was $114,739,000.  The Company signed an agreement in September 2006 with a general contractor, a related party, to design and build the ethanol plant at a total contract price, with change orders, to approximately $70,164,000, which has been incurred as of October 31, 2009.

Site Improvement Contracts

In August 2008, the Company entered into an agreement with a related party for the construction of an administration building for approximately $278,000.  The Company shall pay a monthly fee of 90% of the value based on the amount of work completed, with the remaining 10% held as retainage.  As of October 31, 2009, the Company has incurred approximately $271,000.

Consulting Contracts

In June 2007, the Company entered into an agreement with a related party to be the exclusive provider of electricity for the plant. The agreement commenced on June 1, 2008. In June 2008, there was a verbal agreement to suspend the $12,000 monthly fee until operations begin. The agreement commenced in August 2009 and is to remain in effect for a period of ten years following commencement.

The rates for these services is a fixed charge of $12,000 per month along with monthly electric usage based on rates listed in the agreement. The rates for the first five years of the agreement are guaranteed.  The estimated construction cost of the electrical infrastructure is $1,300,000.  If the plant does not continue in operations for the entire term of the contract, the Company is liable for incurred project costs to date minus any salvage value. The agreement required the Company to provide a letter of credit upon request in the amount of $700,000, which was issued in July 2008, for the period of the construction and continuing for one year after commercial operation.

In June 2008, the Company entered into an agreement with an unrelated party for construction of a natural gas pipeline, which was completed in May 2009, and to be the exclusive provider of natural gas for the plant. The

HIGHWATER ETHANOL, LLC

Notes to Financial Statements

October 31, 2009 and 2008

agreement commenced in August 2009 and will remain in effect for ten years.  The rates for these services are based on the agreed upon minimum usage at rates listed in the agreement.  The estimated construction cost of the pipeline was $4,000,000.  The agreement required a cash deposit or letter of credit of $4,000,000 plus three months of capacity payments payable in installments determined by the unrelated party before construction begins.  The agreement also required the Company to provide a security deposit of $500,000, which was to be returned to the Company over the term of the agreement. The Company made the security deposit payment of $500,000 in June 2008, and secured a $4,000,000 letter of credit in July 2008. The security deposit of $500,000 was released to the Company in January 2009.

Marketing Agreements

In September 2006, the Company entered into a marketing agreement with an unrelated party to purchase, market, and distribute all the ethanol produced by the Company. The Company pays the buyer one percent of the net sales price for certain marketing costs. The initial term is for two years beginning in August 2009 with a one year renewal option. The Company would assume certain rail car leases if the agreement is not renewed.

In October 2007, the Company entered into a marketing agreement with an unrelated party to purchase all of the distillers dried grains with solubles (DDGS), wet distillers grains (WDG), and solubles the Company produces.  The buyer agrees to pay the Company 98% of the selling price for DDGS and 96% of the selling price for WDG and a fee of $2 per ton for solubles, with a minimum fee of $1.50 per ton for sales of DDGS and WDG.  The agreement began in August 2009 and continues for one year. The agreement will remain in effect thereafter unless a 120 day advance written notice of termination is provided by either party.

Grain Procurement Contract

In July 2006, the Company entered into a grain procurement agreement with an related party to provide all of the corn needed for the operation of the ethanol plant.  Under the agreement, the Company purchases corn at the local market price delivered to the plant plus a fixed fee per bushel of corn.  The agreement began in August 2009 and continues for seven years.

Regulatory Agencies

The Company is subject discussions with regulatory agencies regarding environmental concerns which arise in the ordinary course of its business. While the ultimate outcome of these matters is not presently determinable, it is in the opinion of management that the resolution of outstanding claims will not have a material adverse effect on the financial position or results of operations of the Company. Due to the uncertainties in the settlement process, it is at least reasonably possible that management’s view of outcomes will change in the near term.

14. SUBSEQUENT EVENTS

The Company has performed an evaluation of subsequent events through January 29, 2010, which is the date the financial statements were issued.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Boulay, Heutmaker, Zibell & Co., P.L.L.P. has been our independent auditor since the Company’s inception and is the Company’s independent auditor at the present time.  The Company has had no disagreements with its auditors.

ITEM 9A(T).  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Management of Highwater Ethanol is responsible for maintaining disclosure controls and procedures that are designed to ensure that information require to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  In addition, the disclosure controls and procedures must ensure that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial and other required disclosures.

At the end of the period covered by this report, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act, as amended) was carried out under the supervision and with the participation of our Chief Executive Officer, Brian Kletscher, and our Chief Financial Officer, Mark Peterson.  Based on their evaluation of our disclosure controls and procedures, they have concluded that during the period covered by this report, such disclosure controls and procedures were not effective to detect the inappropriate standards of US GAAP standards.  This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our disclosure controls and that may be considered to be “material weaknesses.”

Highwater Ethanol, LLC is continuing to work the implementation of a remediation plan for maintaining disclosure controls and procedures.  The Company has hired a full-time Chief Financial Officer.  Additionally, Highwater Ethanol has implemented procedures in which the Chief Executive Officer and the Chief Financial Officer review all incoming correspondence as well as all new or renewal contracts.  Highwater Ethanol has is also developing a routing process for the proper distribution of information internally.  Management plans to have the program implemented by the end of the second quarter of fiscal year 2010.  However, the material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Internal Control Over Financial Reporting

Inherent Limitations Over Internal Controls

Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

(i)            pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

(ii)           provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

(iii)          provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, any evaluation of the effectiveness of controls in future periods are subject to the risk that those internal controls may become inadequate because of changes in business conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management’s Annual Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of governors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; (iii) provide reasonable assurance that receipts and expenditures of the company assets are made in accordance with management authorization; and (iv) provide reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because changes in conditions may occur or the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of internal control over financial reporting as of October 31,2009.  This assessment is based on the criteria for effective internal control described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on its assessment, management concluded that our internal control over financial reporting as of October 31, 2009, was not effective in the specific areas described in the “Disclosure Controls and Procedures” section above.

Highwater Ethanol will continue to create and refine a structure in which critical accounting policies and estimates are identified and together with other complex areas, are subject to multiple reviews by accounting personnel.  In addition, Highwater Ethanol will enhance and test our year-end financial close process.  Additionally, Highwater Ethanol’s audit committee will increase its review of our disclosure controls and procedures.  Finally, we have designated individuals responsible for identifying reportable resources in our internal accounting functions, including our CFO, Mark Peterson hired in February 2009 and our CEO, Brian Kletscher.  However, the material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

We believe these actions will remediate the material weakness by focusing additional attention and resources in our internal accounting functions.  However, the material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

This report shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of that section, and is not incorporated by reference into any filing of the

Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Changes in Internal Control Over Financial Reporting.

Our management, including our Chief Executive Officer and our Chief Financial Officer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred as of October 31, 2009.  Our management is in the process of addressing the above material weaknesses.  The Company has hired a full-time Chief Financial Officer.  Additionally, Highwater Ethanol has implemented procedures in which the Chief Executive Officer and the Chief Financial Officer review all incoming correspondence as well as all new or renewal contracts.  Highwater Ethanol has is also developing a routing process for the proper distribution of information internally.  Management plans to have the program implemented by the end of the second quarter of fiscal year 2010.  The material weaknesses will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

Pursuant to General Instruction 6(3), we omit Part III, Items 10, 11, 12, 13 and 14 and incorporate such items by reference to an amendment to this Annual Report on Form 10-K or to a definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this Annual Report (October 31, 2009).

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item is incorporated by reference in the definitive proxy statement from our 2010 Annual Meeting of Members to be filed with the Securities and Exchange Commission within 120 days of our 2009 fiscal year end.  This proxy statement is referred to in this report as the 2010 Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION.

The Information required by this Item is incorporated by reference to the 2010 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The Information required by this Item is incorporated by reference to the 2010 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The Information required by this Item is incorporated by reference to the 2010 Proxy Statement.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

The Information required by this Item is incorporated by reference to the 2010 Proxy Statement.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibits Filed as Part of this Report and Exhibits Incorporated by Reference.

The following exhibits and financial statements are filed as part of, or are incorporated by reference into, this report:

(1)                                   Financial Statements

The financial statements appear beginning at page 31 of this report.

(2)                                   Financial Statement Schedules

All supplemental schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

(3)                                   Exhibits

Exhibit No.	Description	Method of Filing
10.1	Commodity Risk Management Consulting Agreement between John Stewart & Associates and Highwater Ethanol, LLC dated April 28, 2009.	1

10.2	Railroad Car Lease Agreement between Trinity Industries Leasing Company and Highwater Ethanol, LLC dated July 1, 2009.	1

10.3	Interest Rate Swap Agreement between First National Bank of Omaha and Highwater Ethanol, LLC dated April 25, 2008.	2

10.4	First Amendment of Construction Loan Agreement between First National Bank of Omaha and Highwater Ethanol, LLC dated August 11, 2009	2

10.5	First Amended and Restated Revolving Promissory Note in the amount of $1,354,000 between Highwater Ethanol, LLC and First National Bank of Omaha dated April 24, 2009	2

10.6	First Amended and Restated Revolving Promissory Note in the amount of $1,000,000 between Highwater Ethanol, LLC and First National Bank of Omaha dated April 24, 2009	2

10.7	First Amended and Restated Revolving Promissory Note in the amount of $2,646,000 between Highwater Ethanol, LLC and First National Bank of Omaha dated April 24, 2009	2

31.1	Certificate Pursuant to 17 CFR 240.15d-14(a).	*

31.2	Certificate Pursuant to 17 CFR 240.15d-14(a).	*

32.1	Certificate Pursuant to 18 U.S.C. § 1350.	*

32.2	Certificate Pursuant to 18 U.S.C. § 1350.	*

(*)           Filed herewith.

(1)           Incorporated by reference as filed on Form 10-Q filed with the SEC on June 15, 2009.

(2)           Incorporated by reference as filed on Form 10-Q filed with the SEC on September 21, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HIGHWATER ETHANOL, LLC

Date:	January 28, 2010	/s/ Brian Kletscher
Brian Kletscher
Principal Executive Officer

Date:	January 28, 2010	/s/ Mark Peterson
Mark Peterson
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	January 28, 2010	/s/ David G. Moldan
David G. Moldan, Chairman and Governor

Date:	January 28, 2010	/s/ John M. Schueller
John M. Schueller, Vice Chairman and Governor

Date:	January 28, 2010	/s/ Warren Walter Pankonin
Warren Walter Pankonin, Secretary and Governor

Date:	January 28, 2010	/s/ Timothy J. VanDerWal
Timothy J. VanDerWal, Treasurer and Governor

Date:	January 28, 2010	/s/ Monica Rose
Monica Rose Anderson, Governor

Date:	January 28, 2010	/s/ Russell J. Derickson
Russell J. Derickson, Governor

Date:	January 28, 2010	/s/ George M. Goblish
George M. Goblish, Governor

Date:	January 28, 2010	/s/ Ronald E. Jorgenson
Ronald E. Jorgenson, Governor

Date:	January 28, 2010	/s/ Michael J. Landuyt
Michael J. Landuyt, Governor

Date:	January 28, 2010	/s/ Jason R. Fink
Jason R. Fink, Governor

Date:	January 28, 2010	/s/ Todd A. Reif
Todd A. Reif, Governor

Date:	January 28, 2010	/s/ Scott Brittenham
Scott Brittenham, Governor

Date:	January 28, 2010	/s/ Rex Roehl
Rex Roehl, Governor

Date:	January 28, 2010	/s/ Luke Spalj
Luke Spalj, Governor