Form 10-Q
period 2010-01-31
HIGHWATER ETHANOL LLC
filed 2010-03-17
CIK 1371451

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of March 12, 2010 there were 4,953 membership units outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

HIGHWATER ETHANOL, LLC

Condensed Balance Sheets

	January 31,	October 31,
ASSETS	2010	2009
	(Unaudited)
Current Assets
Cash	$4,875,342	$2,620,833
Restricted cash	90,318	56,681
Restricted marketable securities	87,535	83,451
Accounts receivable	1,912,057	3,366,588
Inventories	4,009,245	2,356,670
Prepaids and other	732,830	472,738
Total current assets	11,707,327	8,956,961

Property and Equipment
Land and land improvements	6,718,977	6,712,347
Buildings	37,895,051	37,883,053
Office equipment	318,633	316,536
Equipment	59,417,327	59,376,554
Vehicles	43,494	43,494
	104,393,482	104,331,984
Less accumulated depreciation	(2,821,390)	(1,279,300)
Net property and equipment	101,572,092	103,052,684

Other Assets
Restricted marketable securities	1,518,000	1,518,000
Debt issuance costs, net	1,677,810	1,760,767
Total other assets	3,195,810	3,278,767

Total Assets	$116,475,229	$115,288,412

	January 31,	October 31,
LIABILITIES AND EQUITY	2010	2009
	(Unaudited)
Current Liabilities
Accounts payable	$1,189,211	$1,077,548
Construction payable	—	534,985
Construction payable - members	1,815,536	1,815,536
Accrued expenses	622,069	482,686
Derivative instrument	585,688	564,664
Line of credit	—	1,000,000
Current maturities of long-term debt	3,243,748	2,343,508
Total current liabilities	7,456,252	7,818,927

Long-Term Debt	61,812,092	62,712,332

Derivative Instrument	1,525,644	1,563,985

Commitments and Contingencies

Members’ Equity
Members’ equity, 4,953 units outstanding	45,681,241	43,193,168
Total members’ equity	45,681,241	43,193,168

Total Liabilities and Members’ Equity	$116,475,229	$115,288,412

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC

Condensed Statements of Operations

	Three months ended	Three months ended
	January 31, 2010	January 31, 2009
	(Unaudited)	(Unaudited)

Revenues	$27,734,962	$—

Cost of Goods Sold	23,142,950	—

Gross Profit	4,592,012	—

Operating Expenses	960,941	230,208

Operating Profit (Loss)	3,631,071	(230,208)

Other Income (Expense)
Interest income	35,339	97,920
Other income	5,669	600
Interest expense	(1,205,407)	—
Gain (loss) on derivative instrument	17,317	(1,529,665)
Total other expense, net	(1,147,082)	(1,431,145)

Net Income (Loss)	$2,483,989	$(1,661,353)

Weighted Average Units Outstanding	4,953	4,953

Net Income (Loss) Per Unit	$501.51	$(335.42)

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC

Condensed Statements of Cash Flows

	Three months ended	Three months ended
	January 31, 2010	January 31, 2009
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net income (loss)	$2,483,989	$(1,661,353)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations
Depreciation and amortization	1,625,047	967
Change in fair value of derivative instrument	(17,317)	1,529,665
Change in assets and liabilities
Accounts receivable	1,454,531	—
Inventories	(1,652,575)	—
Prepaids and other	(260,092)	480,863
Accounts payable, including members	111,663	(11,969)
Accrued expenses	139,383	(661,402)
Net cash provided by (used in) operating activities	3,884,629	(323,229)

Cash Flows from Investing Activities
Capital expenditures	(596,483)	(59,215)
Construction in progress	—	(23,503,892)
Net cash used in investing activities	(596,483)	(23,563,107)

Cash Flows from Financing Activities
Payments on line of credit	(1,000,000)	—
Increase in restricted cash from net interest earned	(33,637)	(86,137)
Proceeds from long-term debt	—	22,731,203
Payments for debt issuance costs	—	(21,382)
Net cash provided by (used in) financing activities	(1,033,637)	22,623,684

Net Increase (Decrease) in Cash	2,254,509	(1,262,652)

Cash - Beginning of period	2,620,833	1,355,827

Cash - End of period	$4,875,342	$93,175

Supplemental Cash Flow Information
Cash paid for interest expense	$1,114,510	$—
Cash paid for interest capitalized	—	864,654
Total	$1,114,510	$864,654

Supplemental Disclosure of Noncash Financing and Investing Activities
Unrealized gains on restricted marketable securities	$4,084	$47,308
Redemption of restricted marketable securities - restricted cash	$—	$2,089,999
Construction in progress included in construction payable	$—	$9,868,296
Capital expenditures included in accounts payable	$1,815,536	$13,049
Construction in progress paid from restricted cash	$—	$2,663,111
Interest payments made from restricted cash	$—	$774,180
Accrued interest capitalized in construction in progress	$—	$290,223
Loan costs capitalized with construction in progress	$—	$27,082
Debt issuance costs included in accounts payable	$—	$13,000

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC

Notes to Unaudited Condensed Financial Statements

January 31, 2010

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations.  These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company’s audited financial statements for the year ended October 31, 2009, contained in the Company’s Form 10-K.

In the opinion of management, the interim condensed financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for fair presentation of the Company’s financial position as of January 31, 2010 and the results of operations and cash flows for all periods presented.

Nature of Business

Highwater Ethanol, LLC, (a Minnesota Limited Liability Company) operates a 50 million gallon per year ethanol plant in Lamberton, Minnesota.  The Company produces and sells fuel ethanol and distillers grains, a co-product of the fuel ethanol production process, in the continental United States, Mexico and Canada.

Accounting Estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles.  Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.  The Company uses estimates and assumptions in accounting for significant matters, among others, the carrying value of property and equipment and related impairment testing, inventory valuation, and derivatives.  Actual results could differ from those estimates and such differences may be material to the financial statements. The Company periodically reviews estimates and assumptions and the effects of revisions are reflected in the period in which the revision is made.

Revenue Recognition

The Company generally sells ethanol and related products pursuant to marketing agreements. The Company’s products are shipped FOB shipping point. Revenues are recognized when the customer has taken title and has assumed the risks and rewards of ownership, prices are fixed or determinable and collectability is reasonably assured. For ethanol sales, title transfers when loaded into the rail car and for distiller’s grains when the loaded rail cars leave the plant facility.

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

HIGHWATER ETHANOL, LLC

Notes to Unaudited Condensed Financial Statements

January 31, 2010

In August 2009, the Company completed construction of its ethanol production facilities with installed capacity of 50 million gallons per year.  The carrying value of these facilities at January 31, 2010 was approximately $104.4 million.  In accordance with the Company’s policy for evaluating impairment of long-lived assets described above, management evaluates the recoverability of the facilities based on projected future cash flows from operations over the facilities’ estimated useful lives.  In determining the projected future undiscounted cash flows, the Company makes significant assumptions concerning the future viability of the ethanol industry, the future price of corn in relation to the future price of ethanol and the overall demand in relation to production and supply capacity. The Company has determined that there is no impairment at January 31, 2010.

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

3.  FAIR VALUE MEASUREMENTS

Except for those assets and liabilities which are required by authoritative accounting guidance to be recorded at fair value in our balance sheets, the Company has elected not to record any other assets or liabilities at fair value, as permitted.  No events occurred during the three months ended January 31, 2010 and 2009 that would require adjustment to the recognized balances of assets or liabilities which are recorded at fair value on a nonrecurring basis.

	Fair Value as of	Fair Value Measurement Using
	January 31, 2010	Level 1	Level 2
Restricted cash — current	$90,318	$90,318	$—
Restricted marketable securities - current	$87,535	$87,535	$—
Restricted marketable securities — long-term	$1,518,000	$1,518,000	$—
Interest rate swap	$(2,111,332)	$—	$(2,111,332)

The fair value of restricted cash, which includes money market funds and restricted marketable securities, are based on quoted market prices in an active market. The Company determined the fair value of the interest rate swap by using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of

HIGHWATER ETHANOL, LLC

Notes to Unaudited Condensed Financial Statements

January 31, 2010

each instrument. The analysis reflects the contractual terms of the swap agreement, including the period to maturity and uses observable market-based inputs using the market standard methodology of netting the discounted future fixed cash receipts and the discounted expected variable cash payments.

4.  RESTRICTED MARKETABLE SECURITIES

The cost and fair value of the Company’s restricted marketable securities consist of the following at January 31, 2010:

	Amortized Cost	Gross Unrealized Gains	Fair Value

Restricted marketable securities - Current Municipal obligations	$87,535	$—	$87,535

Restricted marketable securities — Long-term Municipal obligations	1,421,582	96,418	1,518,000

Total restricted marketable securities	$1,509,117	$96,418	$1,605,535

The long-term restricted marketable securities relate to the debt service reserve fund noted in Note 7.  The Company had gross unrealized gains of $92,334 included in accumulated other comprehensive income at October 31, 2009.

Shown below are the contractual maturities of marketable securities with fixed maturities at January 31, 2010.  Actual maturities may differ from contractual maturities because certain securities may contain early call or prepayment rights.

Due within 1 year	$—
Due in 3 to 5 years	1,605,535
Due in more than 5 years	—
Total	$1,605,535

5. INVENTORIES

Inventories consisted of the following at:

	January 31, 2010	October 31, 2009*

Raw materials	$1,234,697	$964,374
Spare parts and supplies	81,359	67,487
Work in process	928,338	705,422
Finished goods	1,764,851	619,387

Total	$4,009,245	$2,356,670

*Derived from Audited financial statements

HIGHWATER ETHANOL, LLC

Notes to Unaudited Condensed Financial Statements

January 31, 2010

6. DERIVATIVE INSTRUMENTS

The Company does not enter into derivative transactions for trading purposes.  As of January 31, 2010, the Company has an interest rate swap agreement.

Interest Rate Swap

At January 31, 2010, the Company had a notional amount of approximately $24,186,000 outstanding in the swap agreement that fixes the interest rate at 7.6% until June 2014. The interest rate swap is not designated as an effective hedge for accounting purposes.

The following tables provide details regarding the Company’s derivative instruments at January 31, 2010:

Instrument	Balance Sheet location	Assets	Liabilities

Interest rate swap	Derivative instruments	$—	$2,111,332

The following tables provide details regarding the losses from the Company’s derivative instruments in statements of operations, none of which are designated as hedging instruments:

		Three Months Ended January 31,
	Statement of Operations location	2010	2009
Interest rate swap	Gain (loss) on derivative instruments	$17,317	$(1,529,665)

7.  DEBT FINANCING

Bank Financing

In April 2008, the Company entered into a credit agreement with a financial institution for the purpose of funding a portion of the cost of the ethanol plant.  Under the credit agreement, the lender provided a construction loan of $50,400,000, a construction revolving loan for $5,000,000 and supported the issuance of letters of credit up to $5,600,000, all of which are secured by substantially all assets.  At January 31, 2010, the Company had issued $4,950,000 in letters of credit.  The Company will make monthly interest payments for all amounts owed during the construction phase at the greater of LIBOR plus 350 basis points or 4%, which was 4% at January 31, 2010 and October 31, 2009. As of January 31, 2010 and October 31, 2009, the Company has drawn approximately $49,876,000 on this facility.

With construction complete and the plant operational, the construction loan converted on February 26, 2010 to a $25,200,000 Fixed Rate Note, a $20,200,000 Variable Rate Note, and a $5,000,000 Long-Term Revolving note, as described in the credit agreement and further below.

Fixed Rate Note

The Fixed Rate Note is for $25,200,000 with a variable interest rate that is fixed with an interest rate swap.  The Company will make 59 monthly principal payments on the Fixed Rate Note initially for approximately $145,000 plus accrued interest commencing in March 2010. Interest will accrue on the Fixed Rate Note at the greater of the one-month LIBOR rate plus 300 basis points or 4%. A final balloon payment on the Fixed Rate Note of approximately $15,184,000 will be due February 26, 2015.  The Company entered into an interest rate swap which fixes the interest rate on the Fixed Rate Note at 7.6% for five years beginning in June 2009.

HIGHWATER ETHANOL, LLC

Notes to Unaudited Condensed Financial Statements

January 31, 2010

Variable Rate Note

The Variable Rate Note is for $20,200,000.  For the Variable Rate Note, the Company will make 59 monthly payments initially for approximately $147,000 plus accrued interest commencing in March 2010. Interest will accrue on the Variable Rate Note at the greater of the one-month LIBOR rate plus 350 basis points or 4%. A final balloon payment of approximately $14,807,000 will be due February 26, 2015.

Long-term Revolving Note

The Long-Term Revolving Note is for $5,000,000 initially.  The amount available on the Long-Term Revolving Note will decline annually by the greater of $125,000 or 50% of the excess cash flow, as defined by the agreement.  The Long-Term Revolving Note will accrue interest monthly at the greater of the one-month LIBOR plus 350 basis points, or 4% until maturity on February 26, 2015.

Line of Credit

The construction revolving loan is the Company’s line of credit and accrues interest at the greater of the one-month LIBOR plus 350 basis points or 4%.  The line of credit requires monthly interest payments and was payable in full in April 2009.  In August 2009, the Company signed an amendment to extend the maturity date to February 28, 2010, to accrue interest at the greater of the 90-day LIBOR plus 450 basis points or 5.5% and require monthly interest payments.  As of January 31, 2010, there are no borrowings outstanding and the Company is in the process of renewing the line of credit.

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

The Company was in compliance with the covenants applicable at January 31, 2010; however, due to the nature of the business, there is a risk that the Company may be out of compliance with certain covenants subsequent to the construction loan being converted. Specifically, management is currently working with its lender to redefine the calculation of the Net Worth covenant.

As of January 31, 2010, the Company has letters of credit outstanding of $4,950,000 as mentioned previously. The Company pays interest at a rate of 1.75% on amounts outstanding and the letters of credit are valid until July 2010.  One of the letters of credit will automatically renew for an additional one year period in the amount of $4,000,000.

The estimated maturities of the long-term debt at January 31, 2010 are as follows:

2011	$3,243,748
2012	3,788,104
2013	4,073,071
2014	4,383,956
2015	4,717,045
After 2015	44,849,916

Long-term debt	$65,055,840

HIGHWATER ETHANOL, LLC

Notes to Unaudited Condensed Financial Statements

January 31, 2010

8.  LEASES

In April 2009, the Company entered into a five-year operating lease agreement with an unrelated party for 50 covered hopper cars.  The Company will pay approximately $425 per car per month beginning upon delivery of the cars.  In addition, a surcharge of $0.03 per mile will be assessed for each mile in excess of 30,000 miles per year a car travels.  Total lease expense for the three months ending January 31, 2010 was approximately $70,500.

The Company has also entered into a capital lease agreement.

Future minimum lease payments under the leases are as follows at January 31, 2010:

	Operating	Capital
2011	$255,000	$1,290,300
2012	255,000	1,290,300
2013	255,000	1,290,300
2014	255,000	1,290,300
2015	106,250	1,640,300
After 2015	—	20,970,400
Total	1,126,250	27,771,900
Less amount representing interest	—	12,591,900
Present value of minimum lease payments	1,126,250	15,180,000
Less current maturities	—	—
Long-term debt	$1,126,250	$15,180,000

9.  COMMITMENTS AND CONTINGENCIES

Regulatory Agencies

The Company is subject to discussions with regulatory agencies regarding environmental concerns which arise in the ordinary course of its business. While the ultimate outcome of these matters is not presently determinable, it is in the opinion of management that the resolution of outstanding claims will not have a material adverse effect on the financial position or results of operations of the Company. Due to the uncertainties in the settlement process, it is at least reasonably possible that management’s view of outcomes will change in the near term.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition for the three month period ended January 31, 2010, compared to the same period of the prior fiscal year.  This discussion should be read in conjunction with the condensed financial statements and notes and the information contained in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2009.

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

•                  Our ability to profitably operate the ethanol plant and maintain a positive spread between the selling price of our products and our raw materials costs;

•                  Our ability to generate free cash flow to invest in our business and service our debt;

•                  Changes in interest rates and lending conditions;

•                  The results of our hedging transactions and other risk management strategies;

•                  Changes in the environmental regulations or in our ability to comply with such regulations;

•                  Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries;

•                  Changes in the availability of credit to support the level of liquidity necessary to implement our risk management activities;

•                  Changes in or elimination of federal and/or state laws or policies impacting the ethanol industry (including the elimination of any federal and/or state ethanol tax incentives);

•                  Ethanol and distillers grains supply exceeding demand and corresponding price reductions;

•                  Changes in plant production capacity or technical difficulties in operating the plant;

•                  Changes and advances in ethanol production technology;

•                  Our ability to retain key employees and maintain labor relations;

•                  The development of infrastructure related to the sale and distribution of ethanol;

•                  Changes in our ability to obtain additional debt financing, if we so require;

•                  Lack of transportation, storage and blending infrastructure preventing our products from reaching high demand markets; and

•                  Competition in alternative fuel additives.

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

Available Information

Our website address is www.highwaterethanol.com.  Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”), are available, free of charge, on our website at www.highwaterethanol.com under the link “SEC Compliance,” as soon as reasonably practicable after we electronically file such materials with, or furnish such materials to, the Securities and Exchange Commission. The contents of our website are not incorporated by reference in this Quarterly Report on Form 10-Q.

Overview

Highwater Ethanol, LLC (“we,” “our,” “Highwater” or the “Company”) is a Minnesota limited liability company organized on May 2, 2006 for the purpose of developing, constructing, owning and operating a fuel-grade ethanol plant near Lamberton, Minnesota.  Since August 2009, we have been engaged in the production of ethanol and distillers grains at the ethanol plant.  Our plant has an approximate annual capacity of 50 million gallons of undenatured ethanol.

Our operating results are largely driven by the prices at which we sell our ethanol and distillers grains as well as the other costs related to production.  We market our products through professional third party marketers.  Our ethanol is marketed by Renewable Products Marketing Group, LLC (RPMG).  Our distillers grains are marketed by CHS, Inc.

The price of ethanol has historically fluctuated with the price of petroleum-based products such as unleaded gasoline, heating oil and crude oil.  The price of distillers grains has historically been influenced by the price of corn as a substitute livestock feed.  We expect these price relationships to continue for the foreseeable future, although recent volatility in the commodities markets makes historical pricing relationships less reliable.  Our largest costs of production are corn, natural gas, depreciation and manufacturing chemicals.  The cost of corn is largely impacted by geopolitical supply and demand factors and the outcome of our risk management strategies.  Prices for natural gas, manufacturing chemicals and denaturant are tied directly to the overall energy sector, crude oil and unleaded gasoline.

As of the date of this report, we have 38 employees.  Approximately, ten of these employees are involved primarily in management and administration.  The remaining employees are involved primarily in plant operations.  We do not currently anticipate any significant change in the number of employees at our plant.

Results of Operations for the Three Months Ended January 31, 2010

Our plant did not become operational until August 2009.  Accordingly, we do not yet have comparable income, production and sales data for the three months ended January 31, 2010, from the three months ended January 31, 2009, because we were not generating revenue for the three months ended January 31, 2009.  Consequently we do not provide a comparison of our financial results between reporting periods in this report.  If you undertake your own comparison of our results for the three months ended January 31, 2010, and the three months ended January 31, 2009, it is important that you keep this in mind.

The following table shows the result of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the three months ended January 31, 2010.

	Three Months Ended January 31, 2010 (Unaudited)
Statement of Operations Data	Amount	Percent
Revenues	$27,734,962	100.00%

Cost of Goods Sold	23,142,950	83.44%

Gross Profit	4,592,012	16.56%

Operating Expenses	960,941	3.46%

Operating Income	3,631,071	13.09%

Other Expense, net	(1,147,082)	(4.14)%

Net Income	$2,483,989	8.96%

The following table shows the sources of our revenue for the three months ended January 31, 2010.

Revenue Sources	Amount	Percentage of Total Revenues

Ethanol Sales	$24,012,930	86.58%
Distillers Grains Sales	3,722,031	13.42
Total Revenues	$27,734,962	100.0%

The following table shows additional data regarding production and price levels for our primary inputs and products for the three months ended January 31, 2010:

Additional Data	Three Months Ended January 31, 2010 (Unaudited)
Ethanol sold (gallons)	13,315,000
Dried distillers grains sold (tons)	34,000
Modified distillers grains sold (tons)	2,500
Ethanol average price per gallon	$1.85
Dried distillers grains average price per ton	$110.42
Modified distillers grains average price per ton	$38.12
Corn costs per bushel	$3.45

Revenues

Our revenues are derived from the sale of our ethanol and distillers grains.  In the three month period ended January 31, 2010, ethanol sales comprised approximately 86.58% of our revenues and distillers grains sales comprised approximately 13.42% percent of our revenues.

Management anticipates that the price of ethanol may remain steady or increase during the second quarter of our 2010 fiscal year as a result of slowly improving worldwide economics and the expectation of increased domestic gasoline consumption as we move out of winter and into the spring and summer driving season.  However, management anticipates that if the EPA approves a 15% ethanol blend for standard (non-flex fuel) vehicles, it could positively impact ethanol demand and ethanol prices during our 2010 fiscal year.  Conversely, ethanol prices could be hurt if additional ethanol supply capacity enters the market without corresponding increases in ethanol demand.

Management also anticipates that our results of operations for our 2010 fiscal year may be affected by high corn prices, a surplus of ethanol, and volatility in the commodity markets. If plant operating margins remain low for an extended period of time, management anticipates that this could significantly impact our liquidity, especially if our raw material costs increase. Management believes the industry will need to continue to grow demand and further develop an ethanol distribution system to facilitate additional blending of ethanol and gasoline to offset the increased supply brought to the marketplace by additional production. Going forward, we are optimistic that ethanol demand will continue to grow and ethanol distribution will continue to expand as a result of the positive blend economics that currently exist once the Volumetric Ethanol Excise Tax Credit (VEETC) is accounted for by the gasoline refiners and blenders.  VEETC is scheduled to expire on December 31, 2010.  If this tax credit is not renewed, it likely would have a negative impact on the price of ethanol and demand for ethanol in the marketplace.

Management anticipates that distillers grains prices will remain relatively stable in the next several months.  However, management believes that distillers grains prices will largely depend on corn and soybean prices.  If we experience significant decreases in corn and soybean prices, management anticipates that distillers grains prices will similarly decrease.

Cost of Goods Sold

Our costs of goods sold as a percentage of revenues were approximately 83.44% for the three month period ended January 31, 2010.  Our two largest costs of production are corn (76.13% of cost of goods sold for our three months ended January 31, 2010) and natural gas (10.26% of cost of goods sold for our three months ended January 31, 2010).

Management anticipates that corn prices will remain in a trading range of $3.15 to $3.80 for the next several months similar to corn prices experienced over the past few months.  However, corn prices could increase during our 2010 fiscal year should we experience unfavorable weather conditions which affect expected corn yields for the fall of 2010.  In addition, if demand for corn increases significantly, such as from improved global economic conditions or from increased ethanol production in the United States due to the implementation of a 15% ethanol blend, we could experience increased corn prices. Further, concern remains regarding the quality of the corn that was harvested in 2009.  Poor quality corn may reduce the amount of ethanol that can be produced per bushel of corn and could negatively impact distillers grains prices.  Management does not anticipate having difficulty securing all the corn that it requires to operate the ethanol plant at capacity in the next 12 months.

Management anticipates that natural gas prices will be relatively stable in the next several months with the regular seasonal reductions in natural gas premium prices following the winter months.  However, should we experience a more robust economic recovery, it could increase demand for energy which could lead to increases in natural gas prices.  Further, should we experience any natural gas supply disruptions, including disruptions from hurricane activity, this could result in significant increases in natural gas prices.

Operating Expense

Our operating expenses as a percentage of revenues were 3.46% for the three months ended January 31, 2010.  We experienced a significant increase in our operating expenses for the three months ended January 31, 2010 compared to the same period of 2009 primarily due to an increase in the number of employees employed as a result of our plant becoming fully operational.  Operating expenses include salaries and benefits of administrative employees, insurance, taxes, professional fees and other general administrative costs.  Management is pursuing strategies to optimize efficiencies and maximize production.  These efforts may result in a decrease in our operating expenses on a per gallon basis.  However, because these expenses do not vary with the level of production at the plant, we expect our operating expenses to remain steady.

Operating Income

Our income from operations for the three months ended January 31, 2010 was approximately 13.09% of our revenues compared to a loss for the three months ended January 31, 2009.  Our operating profit for the fiscal quarter ended January 31, 2010 was the net result of our revenues exceeding our costs of goods sold and our operating expenses.

Other Income (Expense)

We had total other expense (net) for the three months ended January 31, 2010 of approximately $1,147,000 compared to other expense (net) of approximately $1,431,000 for the three months ended January 31, 2009.  Our other expense for the fiscal quarter ended January 31, 2010, consisted primarily of interest expense.  For the fiscal quarter ended January 31, 2009, interest expense was capitalized during the time we were constructing the plant.  During the three months ended January 31, 2009, the interest rate swap liability incurred a market interest rate decline.  The decline in interest rates resulted in losses of approximately $1,530,000.

Changes in Financial Condition for the Three Months Ended January 31, 2010

The following table highlights the changes in our financial condition for the three months ended January 31, 2010 from our previous fiscal year ended October 31, 2009:

	January 31, 2010	October 31, 2009
Current Assets	$11,707,327	$8,956,961
Current Liabilities	$7,456,252	$7,818,927
Long-Term Debt	$61,812,092	$62,712,332
Members’ Equity	$45,681,241	$43,193,168

Current Assets.  Total assets were approximately $116,475,000 at January 31, 2010 compared to approximately $115,288,000 at October 31, 2009.  Current assets totaled approximately $11,707,000 at January 31, 2010, an increase from approximately $8,957,000 at October 31, 2009. The increase is primarily the result of an increase in our cash on hand and inventories due to a lack of ethanol rail cars which has caused a delay in ethanol shipments and temporarily increased our ethanol inventory.

Property and Equipment.  The net value of our property and equipment was lower at January 31, 2010 compared to October 31, 2009 primarily as a result of increases in our accumulated depreciation.

Other Assets.  Our other assets were lower at January 31, 2010 compared to October 31, 2009 as a result  of amortization of the debt issuance costs.

Current Liabilities.  Our total current liabilities were lower at January 31, 2010 compared to January 31, 2009, primarily as a result of the fact that we paid off our line of credit with our primary lender as well as a majority of our construction payables.  These changes were somewhat offset by an increase in our accounts payable at January 31, 2010 compared to October 31, 2009.

Long-term Liabilities.  Long-term debt decreased slightly from approximately $62,712,000 at October 31, 2009 to approximately $61,812,000 at October 31, 2010 due to more of our debt becoming current.

Distributions to Members.

We did not make any distributions to our members during the first three months of fiscal 2010.  Management anticipates continuing to monitor our cash position and our projections regarding our profitability in determining whether to make a distribution to our members during our fiscal 2010.  Any such distribution will be subject to our loan covenants and approval by our primary lender and board of governors.

Liability and Capital Resources

Based on financial forecasts performed by our management, we anticipate that we will have sufficient cash from our current credit facilities and cash from our operations to continue to operate the ethanol plant at capacity for the next 12 months.  We did not have any amount outstanding on our revolving line of credit as of January 31, 2010 and we had more than $4,750,000 in cash on hand as of January 31, 2010.

We do not currently anticipate seeking additional equity or debt financing in the near term.  However, should we experience unfavorable operating conditions in the future, we may have to secure additional debt or equity financing for working capital or other purposes.

We do not currently anticipate any significant purchases of property and equipment that would require us to secure additional capital resources in the next 12 months.  However, management continues to evaluate conditions in the ethanol industry and explore opportunities to improve the efficiency and profitability of our operations which may require more capital expenditures.

The following table shows cash flows for the three months ended January 31, 2010 and January 31, 2009:

	Three Months Ended January 31
	2010	2009
Net cash provided by (used in) operating activities	$3,884,629	$(323,229)
Net cash provided by (used in) investing activities	$(596,483)	$(23,563,107)
Net cash provided by (used in) financing activities	$(1,033,637)	$22,623,684

Cash Flow From Operations

We experienced a significant change in our cash flows from operations for the three month period ended January 31, 2010 compared to the same period in 2009.  This change is primarily related to our commencement of operations at our ethanol facility in August 2009, which provided for net income of approximately $2,484,000 dollars.  In addition, the Company began depreciating assets when they were placed in service during the fourth fiscal quarter of 2009.  This add back of depreciation for the three months ended January 31, 2010 was approximately $1,542,000.  During the first fiscal quarter of 2010, our capital needs were being adequately met through cash from our operating activities and our credit facilities.

Cash Flow From Investing Activities

We used significantly less cash for investing activities during our fiscal quarter ended January 31, 2010 as compared to 2009.  This decrease was primarily a result of the construction and completion of our ethanol plant during our 2009 fiscal year.  During the three months ended January 31, 2010, we paid approximately $596,000 to paydown our construction payables that were outstanding at October 31, 2009.

Cash Flow From Financing Activities

We experienced a decrease in cash provided by financing activities in our fiscal quarter ended January 31, 2010, as compared to the same period in 2009 primarily as a result of the proceeds from long-term debt in 2009, which we used for the construction of our ethanol plant.

Short-Term and Long-Term Debt Sources

On April 24, 2008, we entered into a Construction Loan Agreement (the “Agreement”) with First National Bank of Omaha of Omaha, Nebraska (“FNBO”) for the purpose of funding a portion of the cost of the ethanol plant.  Under the Agreement, FNBO agreed to loan us up to $61,000,000, consisting of a $50,400,000 Construction Loan, together with a $5,000,000 Revolving Loan, and $5,600,000 to support the issuance of letters of credit by FNBO.  As of January 31, 2010, the Company had issued $4,950,000 in letters of credit.  The Company made monthly interest payments for all amounts owed during the construction phase at the greater of the LIBOR plus 350 basis points or 4%, which was 4% at January 31, 2010.  As of January 31, 2010, the Company had drawn approximately $49,876,000 on this financing.

With construction complete and the ethanol plant commencing operations, the construction loan converted on February 26, 2010 to a $25,200,000 Fixed Rate Note, a $20,200,000 Variable Rate Note, and a $5,000,000 Long-Term Revolving Note.

Fixed Rate Note

The Fixed Rate Note is for $25,200,000 with a variable interest rate that is fixed with an interest rate swap.  We will make 59 monthly principal payments on the Fixed Rate Note initially for approximately $145,000 plus accrued interest commencing in March 2010.  Interest will accrue on the Fixed Rate Note at the greater of the one-month

LIBOR Rate, in effect from time to time, plus 300 basis points or 4%.  A final balloon payment on the Fixed Rate Note of approximately $15,184,000 will be due February 26, 2015.

The Company manages its variable rate debt using an interest rate swap.  The Company entered into fixed rate swap to alter its exposure to the impact of changing interest rates on its results of operations and future cash outflows for interest.  This fixes the interest rate on the Fixed Rate Note at 7.6% until June 2014.

Variable Rate Note

The Variable Rate Note is for $20,200,000.  We will make 59 monthly payments initially for approximately $147,000 plus accrued interest commencing March 2010.  Interest will accrue on the Variable Rate Note at the greater of the one-month LIBOR rate plus 350 basis points or 4%.  A final balloon payment of approximately $14,807,000 will be due February 26, 2015.

Long-term Revolving Note

The Long-term Revolving Note is for $5,000,000 initially.  The amount available on the Long-term Revolving Note will decline annually by the greater of $125,000 or 50% of the excess cash flow, as defined by the agreement.  The Long-term Revolving Note will accrue interest monthly at the greater of the one-month LIBOR plus 350 basis points, or 4% until maturity on February 26, 2015.

Line of Credit

The construction revolving loan is the Company’s line of credit and accrues interest at the greater of the one month LIBOR Rate, in effect from time to time, plus 350 basis points or 4%.  The line of credit requires monthly interest payments and was payable in full in April 2009.  In August 2009, Highwater signed an amendment to the Construction Loan Agreement to extend the maturity date of the loan to February 28, 2010, to accrue interest at the greater of the 90-day LIBOR plus 450 basis points or 5.5% and require monthly interest payments.  As of January 31, 2010, there are no borrowings outstanding and the Company is in the process of renewing the line of credit.

Covenants and other Miscellaneous Financing Agreement Terms

The Company is required to make additional payments on debt for up to 50% of the excess cash flow, as defined by the bank financing agreement.  As part of the bank financing agreement, the premium above LIBOR on the loans may be reduced based on a financial ratio.  The loan agreements  are subject to various financial and non-financial covenants that limit distributions and debt and require minimum debt service coverage, net worth, and working capital requirements.

Until June 2010, the Company is required to maintain at all times working capital of not less than $1,000,000.  Additionally, we are limited to annual capital expenditures of $1,000,000 without prior approval of FNBO.  We will also be prohibited from making distributions to our members of greater than 45% of our net income during any fiscal year if our interest coverage ratio (combined total liabilities to net worth) is greater than or equal to 1.1:1.0.

As of January 31, 2010, we were in compliance with all applicable covenants.  However, due to the nature of the industry, there is a risk that we may be out of compliance with certain covenants at some time in the future.  Management is currently working with FNBO to redefine the calculation of net worth.  Our failure to comply with the protective loan covenants or maintain the required financial ratios may cause acceleration of the outstanding principal balances on the term notes and revolving note and/or the imposition of fees, charges or penalties and or FNBO could call the loan immediately due.  Any acceleration of the debt financing or imposition of the significant fees, charges or penalties may restrict or limit our access to the capital resources necessary to continue plant operations.

In connection with the bank financing agreement, we executed a mortgage in favor of FNBO creating a first lien on our real estate and plant and a security interest in all personal property located on the property.  In addition, we assigned in favor of FNBO, all rents and leases to our property, our marketing contracts, our risk management services contract, and our natural gas, electricity, water service and grain procurement agreements.

Capital Lease

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

Under this equipment lease agreement with the City, we started making interest payments on November 25, 2008 and monthly thereafter at an implicit interest rate of 8.5%.  The monthly capital lease interest payments correspond to 1/6 the semi-annual interest payments due on the Bonds on the next interest payment date.  Monthly capital lease payments for principal were originally scheduled to begin on November 25, 2009; however, the City amended the agreement in September 2008 which adjusted the start date for principal payments to begin on November 25, 2014.  These payments will equal 1/12 the annual principal payments scheduled to become due on the corresponding bonds on the next principal payment date.

The Company has guaranteed that if such assessed lease payments are not sufficient for the required bond payments, the Company will provide such funds as are needed to fund the shortfall.  The lease agreement is secured by substantially all business assets of the Company and is also subject to various financial and non-financial covenants that limit distributions and leverage and require minimum debt service coverage, net worth, and working-capital requirements.

Plant Operations

Our ethanol plant has nameplate capacity of 50 million gallons per year.  However, our environmental permits allow us to produce ethanol at a rate of 55 million gallons per year.  Management anticipates our plant will continue to produce approximately 54.9 million gallons per year.  We expect to have sufficient cash generated by continuing operations, current lines of credit and cash reserves to cover our usual operating costs, which consist primarily of our corn supply, our natural gas supply, staffing expense, office expense, audit and legal compliance, working capital and debt service obligations.

Trends and Uncertainties Impacting the Ethanol Industry and Our Company

Our revenues primarily consist of sales of the ethanol and distillers grains we produce.  The price we received for ethanol increased during our first fiscal quarter ended January 31, 2010, in conjunction with increases in the market price of gasoline during that period.  Management anticipates stronger demand and higher ethanol prices as a result of slowly improving worldwide economic conditions.  Management also anticipates that our results of operations for our 2010 fiscal year may be affected by relatively high corn prices.  The ethanol industry needs to continue to expand the market for distillers grains in order to maintain current distillers grains prices.  In addition, economic distress in the livestock industry has resulted in decreased demand for animal feed, including all types of distillers grains, which may contribute to a weaker distillers grain market during our second quarter of 2010.

According to the Renewable Fuels Association, as of March 2, 2010, there were 201 ethanol plants in operation nationwide with the capacity to produce approximately 13.5 billion gallons of ethanol annually.  The RFA estimates that plants with annual production capacity of approximately 12.4 billion gallons are currently operating and that approximately 8.1% of nameplate production capacity is not currently operational.  Accordingly, management anticipates that the production capacity of the ethanol industry is greater than ethanol demand which may continue to depress ethanol prices.  This overcapacity issue may be exacerbated by increased production from plants that had previously slowed their rate of production or idled altogether due to poor operating margins.

Currently, ethanol is blended with conventional gasoline for use in standard (non-flex fuel) vehicles to create a blend which is 10% ethanol and 90% conventional gasoline.  Estimates indicate that approximately 135 billion gallons of gasoline are sold in the United States each year.  However, gasoline demand may be shrinking in the United States as a result of the global economic slowdown.  Assuming that all gasoline in the United States is blended at a rate of 10% ethanol and 90% gasoline, the maximum demand for ethanol is 13.5 billion gallons.  This is commonly referred to as the “blending wall”, which represents a limit where more ethanol cannot be blended into the national gasoline pool.  This is a theoretical limit since it is believed it would not be possible to blend ethanol into every gallon of gasoline that is used in the United States and it discounts higher percentage blends of ethanol such as E85 use in flex fuel vehicles.  Many in the ethanol industry believed that the ethanol industry reached this blending wall in 2009.  In addition, the RFS requires that 36 billion gallons of renewable fuels being used each year by 2022.  The Energy Independence and Security Act of 2007 also requires the increased use of “advanced” biofuels, which are alternative biofuels produced without using corn starch such as cellulosic ethanol and biomass-based diesel, with 21 billion gallons of the mandated 36 billion gallons of renewable fuel required to come from advanced biofuels by 2022.

The ethanol industry benefits from the Renewable Fuels Standard (RFS) which requires that a certain amount of renewable fuels must be used in the United States each year.  In February 2010, the EPA issued new regulations governing the RFS.  These new regulations have been called RFS2.  The most controversial part of RFS2 involves what is commonly referred to as the lifecycle analysis of green house gas emissions.  Specifically, the EPA adopted rules to determine which renewable fuels provided sufficient reductions in green house gases, compared to conventional gasoline, to qualify under the RFS program.  RFS2 establishes a tiered approach, where regular renewable fuels are required to accomplish a 20% green house gas reduction compared to gasoline, advanced biofuels and biomass-based biodiesel must accomplish a 50% reduction in green house gases, and cellulosic biofuels must accomplish a 60% reduction in green house gases.  Any fuels that fail to meet this standard cannot be used by fuel blenders to satisfy their obligations under the RFS program.  The scientific method of calculating these green house gas reductions has been a contentious issue.  Many in the ethanol industry were concerned that corn based ethanol would not meet the 20% green house gas reduction requirement based on certain parts of the environmental impact model that many in the ethanol industry believed was scientifically suspect.  However, RFS2 as adopted by the EPA provides that corn-based ethanol from modern ethanol production processes does meet the definition of a renewable fuel under the RFS program.  Many in the ethanol industry are concerned that certain provisions of RFS2 as adopted may disproportionately benefit ethanol produced from sugarcane.  This could make sugarcane based ethanol, which is primarily produced in Brazil, more competitive in the United States ethanol market.  If this were to occur, it could reduce demand for the ethanol that we produce.

Ethanol production in the United States benefits from various tax incentives.  The most significant of these tax incentives is the federal VEETC which provides a volumetric ethanol excise tax credit of 4.5 cents per gallon of ethanol blended with gasoline at a rate of 10%.  VEETC is scheduled to expire on December 31, 2010.  If this tax credit is not renewed, it likely would have a negative impact on the price of ethanol and demand for ethanol in the marketplace.  On December 31, 2009, the portion of VEETC that benefits the biodiesel industry was allowed to expire.  However, in March 2010, the United States Senate voted to pass the American Workers, State and Business Relief Act including H.R. 4213, the Extenders Package which contains a retroactive extension of the $1/gallon biodiesel tax credit.  The bill extends the tax credit through December 31, 2010.  With the passage of H.R. 4213, the United States House of Representatives and the United States Senate must reconcile the differences between the two versions of the bill.  Timing for presidential signature and tax credit reinstatement is uncertain.  While many believe that this tax credit will be reinstated, the VEETC for ethanol may similarly be allowed to expire which could negatively impact the ethanol industry.

In order to meet the RFS and expand demand for ethanol, higher blends of ethanol must be utilized in conventional automobiles.  Such higher blends of ethanol have recently become a contentious issue.  Automobile manufacturers and environmental groups have fought against higher ethanol blends.  Currently, state and federal regulations prohibit the use of higher ethanol blends in conventional automobiles and vehicle manufacturers have indicated that using higher blends of ethanol in conventional automobiles would void the manufacturer’s warranty.  Without increases in the allowable percentage blends of ethanol, demand for ethanol may not continue to increase.  An ethanol industry interest group has requested that the Administrator of the United States Environmental Protection Agency approve a waiver of the 10% limit on ethanol blending and increase the limit on the amount of ethanol in our nation’s gasoline supply to 15%.  The EPA must grant or deny this waiver at some point in 2010.  If the waiver is granted and current blend economics persist, we expect ethanol demand to increase.  The ethanol industry must continue to expand demand for ethanol in order to support the market price of ethanol.

Trends and Uncertainties Impacting the Corn and Natural Gas Markets and Our Future Cost of Goods Sold

Our cost of goods sold consists primarily of costs relating to the corn and natural gas supplies necessary to produce ethanol and distillers grains for sale.  Corn prices could increase during our 2010 fiscal year should we experience unfavorable weather conditions which affect expected corn yields for the fall of 2010.  In addition, if demand for corn increases significantly, such as from improved global economic conditions or from increased ethanol production in the United States due to the implementation of a 15% ethanol blend, we could experience increased corn prices.  Further, concern remains regarding the quality of the corn that was harvested in 2009.  Poor quality corn may reduce the amount of ethanol that can be produced per bushel of corn and could negatively impact distillers grains prices.

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

Management anticipates that natural gas prices will be relatively stable in the next several months with the regular seasonal reductions in natural gas premium prices following the winter months.  However, should we experience a more robust economic recovery, it could increase demand for energy which could lead to increases in natural gas prices.  Further, should we experience any natural gas supply disruptions, including disruptions from hurricane activity, this could result in significant increases in natural gas prices.

Compliance with Environmental Law

We are subject to extensive air, water and other environmental regulations and we have been required to obtain a number of environmental permits to construct and operate the ethanol facility.  As such, any changes that are made to the ethanol facility or its operations must be reviewed to determine if amended permits need to be obtained in order to implement these changes.

The National Pollutant Discharge Elimination System/State Disposal System (NPDES/SDS) permit, which regulates the water treatment, water disposal and stormwater systems at the ethanol facility, requires renewal every five years.  We will be required to submit a renewal application to the Minnesota Pollution Control Agency (“MPCA”) in 2012.

On December 9, 2009, we received a Notice of Violation from the MPCA notifying us of alleged water treatment permit violations discovered by the MPCA staff during an inspection in September 2009.  On December 29, 2009, we received a Notice of Violation from the MPCA notifying us of alleged air emission permit violations discovered by the MPCA staff during an inspection in September 2009.  The Notices of Violation require us to take immediate corrective actions and provides us with an opportunity to respond to the alleged violations.  We have responded to the MPCA’s Notices of Violation and are in the process of rectifying the environmental and permitting concerns of MPCA.  We are currently negotiating with the MPCA regarding the Notices of Violation as management does not believe all of the alleged violations are warranted.  As a result of our negotiations with the MPCA, management anticipates purchasing additional reverse osmosis (“RO”) units in order to increase the water treatment plant efficiency.  Management believes that the Company will have enough money from operations to pay for the additional equipment.

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

We value our inventory at lower of cost or market.  Our estimates are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable.  These valuations require the use of management’s assumptions which do not reflect unanticipated events and circumstances that may occur.  In our analysis, we consider future corn costs and ethanol prices, break-even points for our plant and our risk management strategies in place through our derivative instruments.  Given the significant assumptions required and the possibility that actual conditions will differ, we consider the valuation of the lower of cost or market on inventory to be a critical accounting estimate.

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

In April 2008, we entered into an interest fixed rate swap agreement, which is a derivative instrument, in order to manage our exposure to the impact of changing interest rates.  The initial notional amount of the swap was $25,200,000.  The interest rate swap fixes the interest rate on the notional amount at 7.6% until March 2014, even though variable interest rates may be less than this.  The changes in the fair value of the interest rate swap are recorded currently in operations.  As of January 31, 2010, we had liabilities of approximately $2,111,000 related to the interest rate swap.

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

Our management, including our Chief Executive Officer, Brian Kletscher (the Principal Executive Officer), along with our Chief Financial Officer, Mark Peterson (the Principal Financial Officer), have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a — 15(e) under the Exchange Act of 1934, as amended) as of January 31, 2010.  Based upon this review and evaluation, these officers have concluded that our disclosure controls and procedures were not effective to detect the inappropriate standards of US GAAP standards based upon the omission of the Interest Rate Swap Agreement and its effect upon the previously issued financial statements and reports as disclosed in our Form 8-K filing on September 11, 2009.  This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our disclosure controls and that may be considered to be “material weaknesses.”

Our management will continue our efforts to remediate these material weaknesses through ongoing process improvements and the implementation of enhanced policies and improving standards.  We are in the process of strengthening internal controls including enhancing our internal control systems and procedures to assure that these weaknesses are corrected and remediated.  We have implemented procedures in which the Chief Executive Officer and the Chief Financial Officer review all incoming correspondence as well as all new or renewal contracts.  The Company is also developing a routing process for the proper distribution of information internally.  Management plans to have the program implemented by the end of the second quarter of fiscal year 2010.  However, the material weaknesses will not be considered remediated until the remedial procedures have operated for an appropriate period, have been tested, and management has concluded that they are operating effectively.

Changes in Internal Control over Financial Reporting

Our management, including our Principal Executive Officer and Principal Financial Officer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred during the fiscal quarter ended January 31, 2010.  Our management is in the process of addressing the above material weaknesses.  The Company has implemented procedures in which the Chief Executive Officer and the Chief Financial Officer review all incoming correspondence as well as all new or renewal contracts.  We are also developing a routing process for the proper distribution of information internally.  The material weaknesses will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A.  Risk Factors.

The following risk factors are provided due to material changes from the risk factors previously disclosed in our annual report on Form 10-K. The risk factors set forth below should be read in conjunction with the Risk Factors section and the Management’s Discussion and Analysis section for the fiscal year ended October 31, 2009, included in our annual report on Form 10-K.

If the Federal Volumetric Ethanol Excise Tax Credit (“VEETC”) expires on December 31, 2010, it could negatively impact our profitability.  The ethanol industry is benefited by VEETC which is a federal excise tax credit of 4.5 cents per gallon of ethanol blended with gasoline at a rate of at least 10%.  This excise tax credit is set to expire on December 31, 2010.  We believe that VEETC positively impacts the price of ethanol.  On December 31, 2009, the portion of VEETC that benefits the biodiesel industry was allowed to expire.  This resulted in the biodiesel industry ceasing to produce biodiesel because the price of biodiesel without the tax credit was uncompetitive with the cost of petroleum based diesel.  If the portion of VEETC that benefits ethanol is allowed to expire, it could negatively impact the price we receive for our ethanol and could negatively impact our profitability.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  (Removed and Reserved)

Item 5.  Other Information.

On February 26, 2010, the Company held its 2010 Annual Meeting of the Members for the purpose of amending the Amended and Restated Member Control Agreement (the “Member Control Agreement”) by increasing the number of governors from nine to twelve and for electing governors to the board of governors.  Votes were solicited in person and by proxy.

Amendment to Amended and Restated Member Control Agreement

Our Member Control Agreement provides that at the first annual or special meeting of the members following the date on which substantial operations of the ethanol facilities commence, the number of governors shall automatically become fixed at nine.  The board of governors concluded that it is in the best interests of the Company to amend the Member Control Agreement fix the number of governors at twelve.

With 1,851 votes in favor and 3,102 votes against or abstaining, the members voted against this matter.

Governor Elections

There were fourteen (14) initial governors that comprised the board of governors.  The initial term for these governors ended with the first annual or special meeting of the members following substantial operations.  The ethanol facility commenced operations in August 2009, therefore, the February 26, 2010 election of governors terminated the initial term of the fourteen (14) governors.

Pursuant to section 5.3(a) of the Member Control Agreement, the members elected nine governors.  The elected governors were divided into three (3) classes which will serve staggered terms until 2011, 2012 or 2013.

The nine (9) governors elected to serve on our board of governors for their respective terms, and the votes cast for each such nominee, were as follows:

Nominee Name	Group	Votes Cast in Favor
Russ Derickson	2013	1,946
Ron Jorgenson	2013	1,853
Scott Brittenham	2013	1,768
Warren Pankonin	2012	2,084.5
George Goblish	2012	1,783
Luke Spalj	2012	1,746
David Moldan	2011	2,226.5
Tim VanDerWal	2011	2,048
Rex Roehl	2011	1,846

Item 6.  Exhibits.  The following exhibits are included herein:

Exhibit No.	Description

10.1	Fixed Rate Note between First National Bank of Omaha and Highwater Ethanol, LLC dated February 26, 2010.

10.2	Fixed Rate Note between Heritage Bank and Highwater Ethanol, LLC dated February 26, 2010.

10.3	Fixed Rate Note between United FCS and Highwater Ethanol, LLC dated February 26, 2010.

10.4	Fixed Rate Note between AgStar Financial Services, PCA and Highwater Ethanol, LLC dated February 26, 2010.

10.5	Fixed Rate Note between Deere Credit and Highwater Ethanol, LLC dated February 26, 2010.

10.6	Fixed Rate Note between First Bank & Trust and Highwater Ethanol, LLC dated February 26, 2010.

10.7	Fixed Rate Note between Granite Falls Bank and Highwater Ethanol, LLC dated February 26, 2010.

10.8	Variable Rate Note between Highwater Ethanol, LLC and First National Bank of Omaha dated February 26, 2010.

10.9	Variable Rate Note between Heritage Bank and Highwater Ethanol, LLC dated February 26, 2010.

10.10	Variable Rate Note between United FCS and Highwater Ethanol, LLC dated February 26, 2010.

10.11	Variable Rate Note between AgStar Financial Services, PCA and Highwater Ethanol, LLC dated February 26, 2010.

10.12	Variable Rate Note between Deere Credit and Highwater Ethanol, LLC dated February 26, 2010.

10.13	Variable Rate Note between First Bank & Trust and Highwater Ethanol, LLC dated February 26, 2010.

10.14	Variable Rate Note between Granite Falls Bank and Highwater Ethanol, LLC dated February 26, 2010.

10.15	Long Term Revolving Note between Highwater Ethanol, LLC and First National Bank of Omaha dated February 26, 2010.

10.16	Long Term Revolving Rate Note between Heritage Bank and Highwater Ethanol, LLC dated February 26, 2010.

10.17	Long Term Revolving Rate Note between United FCS and Highwater Ethanol, LLC dated February 26, 2010.

10.18	Long Term Revolving Rate Note between AgStar Financial Services, PCA and

Highwater Ethanol, LLC dated February 26, 2010.

10.19	Long Term Revolving Rate Note between Deere Credit and Highwater Ethanol, LLC dated February 26, 2010.

10.20	Long Term Revolving Rate Note between First Bank & Trust and Highwater Ethanol, LLC dated February 26, 2010.

10.21	Long Term Revolving Rate Note between Granite Falls Bank and Highwater Ethanol, LLC dated February 26, 2010.

31.1	Certificate Pursuant to 17 CFR 240.15d-14(a).

31.2	Certificate Pursuant to 17 CFR 240.15d-14(a).

32.1	Certificate Pursuant to 18 U.S.C. § 1350.

32.2	Certificate Pursuant to 18 U.S.C. § 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HIGHWATER ETHANOL, LLC

Date:	March 17, 2010	/s/ Brian Kletscher
Brian Kletscher
Chief Executive Officer (Principal Executive Officer)

Date:	March 17, 2010	/s/ Mark Peterson
Mark Peterson
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Fixed Rate Note between First National Bank of Omaha and Highwater Ethanol, LLC dated February 26, 2010.

10.2	Fixed Rate Note between Heritage Bank and Highwater Ethanol, LLC dated February 26, 2010.

10.3	Fixed Rate Note between United FCS and Highwater Ethanol, LLC dated February 26, 2010.

10.4	Fixed Rate Note between AgStar Financial Services, PCA and Highwater Ethanol, LLC dated February 26, 2010.

10.5	Fixed Rate Note between Deere Credit and Highwater Ethanol, LLC dated February 26, 2010.

10.6	Fixed Rate Note between First Bank & Trust and Highwater Ethanol, LLC dated February 26, 2010.

10.7	Fixed Rate Note between Granite Falls Bank and Highwater Ethanol, LLC dated February 26, 2010.

10.8	Variable Rate Note between Highwater Ethanol, LLC and First National Bank of Omaha dated February 26, 2010.

10.9	Variable Rate Note between Heritage Bank and Highwater Ethanol, LLC dated February 26, 2010.

10.10	Variable Rate Note between United FCS and Highwater Ethanol, LLC dated February 26, 2010.

10.11	Variable Rate Note between AgStar Financial Services, PCA and Highwater Ethanol, LLC dated February 26, 2010.

10.12	Variable Rate Note between Deere Credit and Highwater Ethanol, LLC dated February 26, 2010.

10.13	Variable Rate Note between First Bank & Trust and Highwater Ethanol, LLC dated February 26, 2010.

10.14	Variable Rate Note between Granite Falls Bank and Highwater Ethanol, LLC dated February 26, 2010.

10.15	Long Term Revolving Note between Highwater Ethanol, LLC and First National Bank of Omaha dated February 26, 2010.

10.16	Long Term Revolving Rate Note between Heritage Bank and Highwater Ethanol, LLC dated February 26, 2010.

10.17	Long Term Revolving Rate Note between United FCS and Highwater Ethanol, LLC dated February 26, 2010.

10.18	Long Term Revolving Rate Note between AgStar Financial Services, PCA and

Highwater Ethanol, LLC dated February 26, 2010.

10.19	Long Term Revolving Rate Note between Deere Credit and Highwater Ethanol, LLC dated February 26, 2010.

10.20	Long Term Revolving Rate Note between First Bank & Trust and Highwater Ethanol, LLC dated February 26, 2010.

10.21	Long Term Revolving Rate Note between Granite Falls Bank and Highwater Ethanol, LLC dated February 26, 2010.

31.1	Certificate Pursuant to 17 CFR 240.15d-14(a).

31.2	Certificate Pursuant to 17 CFR 240.15d-14(a).

32.1	Certificate Pursuant to 18 U.S.C. § 1350.

32.2	Certificate Pursuant to 18 U.S.C. § 1350.