Form 10-Q
period 2010-04-30
HIGHWATER ETHANOL LLC
filed 2010-06-11
CIK 1371451

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of June 11, 2010 there were 4,953 membership units outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

HIGHWATER ETHANOL, LLC

Condensed Balance Sheets

	April 30,	October 31,
ASSETS	2010	2009
	(Unaudited)
Current Assets
Cash and equivalents	$4,992,037	$2,620,833
Restricted cash	614,478	56,681
Restricted marketable securities	87,788	83,451
Accounts receivable	2,176,548	3,366,588
Inventories	2,820,475	2,356,670
Prepaids and other	609,664	472,738
Total current assets	11,300,990	8,956,961

Property and Equipment
Land and land improvements	6,786,724	6,712,347
Buildings	37,965,861	37,883,053
Office equipment	343,133	316,536
Equipment	59,527,369	59,376,554
Vehicles	41,994	43,494
	104,665,081	104,331,984
Less accumulated depreciation	(4,383,403)	(1,279,300)
Net property and equipment	100,281,678	103,052,684

Other Assets
Restricted marketable securities	1,518,000	1,518,000
Debt issuance costs, net	1,596,072	1,760,767
Total other assets	3,114,072	3,278,767

Total Assets	$114,696,740	$115,288,412

	April 30,	October 31,
LIABILITIES AND EQUITY	2010	2009
	(Unaudited)
Current Liabilities
Accounts payable	$1,328,630	$1,077,548
Construction payable	—	534,985
Construction payable - members	1,825,536	1,815,536
Accrued expenses	693,185	482,686
Derivative instrument	603,994	564,664
Line of credit	—	1,000,000
Current maturities of long-term debt	3,585,540	2,343,508
Total current liabilities	8,036,885	7,818,927

Long-Term Debt	61,414,817	62,712,332

Derivative Instrument	1,474,774	1,563,985

Commitments and Contingencies

Members’ Equity
Members’ equity, 4,953 units issued and outstanding	43,770,264	43,193,168
Total members’ equity	43,770,264	43,193,168

Total Liabilities and Members’ Equity	$114,696,740	$115,288,412

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC

 Condensed Statements of Operations

	Three Months Ended	Three Months Ended
	April 30, 2010	April 30, 2009
	(Unaudited)	(Unaudited)

Revenues	$23,220,649	$—

Cost of Goods Sold	23,489,655	—

Gross Loss	(269,006)	—

Operating Expenses	459,086	406,727

Operating Loss	(728,092)	(406,727)

Other Income (Expense)
Interest income	3,165	44,793
Other expense	—	(13,411)
Interest expense	(1,218,867)	—
Gain (loss) on derivative instrument	32,564	(152,047)
Total other expense, net	(1,183,138)	(120,665)

Net Loss	$(1,911,230)	$(527,392)

Weighted Average Units Outstanding	4,953	4,953

Net Loss Per Unit	$(385.87)	$(106.48)

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC

Condensed Statements of Operations

	Six Months Ended	Six Months Ended
	April 30, 2010	April 30, 2009
	(Unaudited)	(Unaudited)

Revenues	$50,955,611	$—

Cost of Goods Sold	46,632,605	—

Gross Profit	4,323,006	—

Operating Expenses	1,420,027	636,935

Operating Profit (Loss)	2,902,979	(636,935)

Other Income (Expense)
Interest income	38,504	142,713
Other income (expense), net	5,669	(12,811)
Interest expense	(2,424,274)	—
Gain (loss) on derivative instrument	49,881	(1,681,712)
Total other expense, net	(2,330,220)	(1,551,810)

Net Income (Loss)	$572,759	$(2,188,745)

Weighted Average Units Outstanding	4,953	4,953

Net Income (Loss) Per Unit	$115.64	$(441.90)

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC

Condensed Statements of Cash Flows

	Six Months Ended	Six Months Ended
	April 30, 2010	April 30, 2009
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net income (loss)	$572,759	$(2,188,745)
Adjustments to reconcile net income (loss) to net cash provided by operations
Depreciation and amortization	3,268,798	3,145
Change in fair value of derivative instrument	(585,246)	1,681,712
Other	—	13,411
Change in assets and liabilities
Accounts receivable	1,190,040	—
Inventories	(463,805)	—
Prepaids and other	(136,926)	484,040
Accounts payable, including members	251,082	24,016
Accrued expenses	210,499	42,712
Derivative instrument	535,365	—
Net cash provided by operating activities	4,842,566	60,291

Cash Flows from Investing Activities
Capital expenditures	(858,082)	(119,008)
Construction in progress	—	(36,165,998)
Net cash used in investing activities	(858,082)	(36,285,006)

Cash Flows from Financing Activities
Payments on line of credit	(1,000,000)	—
Increase in restricted cash from net interest earned	(33,637)	(130,743)
Payments on long-term debt	(579,643)	—
Proceeds from long-term debt	—	35,323,636
Payments for debt issuance costs	—	(38,551)
Net cash provided by (used in) financing activities	(1,613,280)	35,154,342

Net Increase (Decrease) in Cash	2,371,204	(1,070,373)

Cash and equivalents - Beginning of period	2,620,833	1,355,827

Cash and equivalents - End of period	$4,992,037	$285,454

Supplemental Cash Flow Information
Cash paid for interest expense	$2,209,215	$—
Cash paid for interest capitalized	—	1,129,974
Total	$2,209,215	$1,129,974

Supplemental Disclosure of Noncash Financing and Investing Activities
Unrealized gains on restricted marketable securities	$4,337	$81,449
Redemption of restricted marketable securities - restricted cash	$—	$4,948,999
Increase in restricted cash from long term debt proceeds	$524,160	$—
Construction in progress included in construction payable	$—	$6,846,065
Capital expenditures included in accounts payable	$1,825,536	$—
Construction in progress paid from restricted cash	$—	$5,114,293
Interest payments made from restricted cash	$—	$774,180
Accrued interest capitalized in construction in progress	$—	$650,872
Loan costs capitalized with construction in progress	$—	$81,799

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC

Notes to Unaudited Condensed Financial Statements

April 30, 2010

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations.  These financial statements and related notes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s audited financial statements for the year ended October 31, 2009, contained in the Company’s Form 10-K.

In the opinion of management, the interim condensed financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for fair presentation of the Company’s financial position as of April 30, 2010 and the results of operations and cash flows for all periods presented.

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

Restricted Cash

The Company maintains restricted cash balances as part of the capital lease financing agreement.  The restricted cash balances include money market accounts and similar financial instruments which currently exceed amounts insured by the Federal Deposit Insurance Corporation and the Securities Investor Protection Corporation.  The Company does not believe it is exposed to any significant credit risk on these balances.

In February 2010, the Company made their final withdrawal on the construction loan of approximately $524,000.  These funds were placed into a restricted account for the payment of open construction invoices.

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

HIGHWATER ETHANOL, LLC

Notes to Unaudited Condensed Financial Statements

April 30, 2010

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

In August 2009, the Company completed construction of its ethanol production facilities with installed capacity of 50 million gallons per year.  The carrying value of these facilities at April 30, 2010 was approximately $104.7 million.  In accordance with the Company’s policy for evaluating impairment of long-lived assets described above, management evaluates the recoverability of the facilities based on projected future cash flows from operations over the facilities’ estimated useful lives.  In determining the projected future undiscounted cash flows, the Company makes significant assumptions concerning the future viability of the ethanol industry, the future price of corn in relation to the future price of ethanol and the overall demand in relation to production and supply capacity. The Company has determined that there is no impairment at April 30, 2010.

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

The Company believes the carrying amount of the long-term debt approximates fair value due to a significant portion of total indebtedness contains variable interest rates and this rate is a market interest rate for these borrowings.

The carrying value of cash, accounts receivable, and accounts payable, and other working capital items approximate fair value at April 30, 2010 due to the short maturity nature of these instruments.

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

3.  FAIR VALUE MEASUREMENTS

Various inputs are considered when determining the value of financial instruments. The inputs or methodologies used for valuing securities are not necessarily an indication of the risk associated with investing in these securities. These inputs are summarized in the three broad levels listed below:

HIGHWATER ETHANOL, LLC

Notes to Unaudited Condensed Financial Statements

April 30, 2010

•                  Level 1 inputs are quoted prices in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

•                  Level 2 inputs include the following:

•                  Quoted prices in active markets for similar assets or liabilities.

•                  Quoted prices in markets that are not active for identical or similar assets or liabilities.

•                  Inputs other than quoted prices that are observable for the asset or liability.

•                  Inputs that are derived primarily from or corroborated by observable market data by correlation or other means.

•                  Level 3 inputs are unobservable inputs for the asset or liability.

The following table provides information on those assets measured at fair value on a recurring basis.

	Fair Value as of	Fair Value Measurement Using
	April 30, 2010	Level 1	Level 2	Level 3

Restricted cash – current	$90,318	$90,318	$—	$—

Restricted marketable securities - current	$87,788	$87,788	$—	$—

Restricted marketable securities – long-term	$1,518,000	$1,518,000	$—	$—

Interest rate swap	$(2,078,768)	$—	$(2,078,768)	$—

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

4.  RESTRICTED MARKETABLE SECURITIES

The cost and fair value of the Company’s restricted marketable securities consist of the following at April 30, 2010:

	Amortized Cost	Gross Unrealized Gains	Fair Value

Restricted marketable securities - Current Municipal obligations	$87,788	$—	$87,788

Restricted marketable securities – Long-term Municipal obligations	1,421,329	96,671	1,518,000

Total restricted marketable securities	$1,509,117	$96,671	$1,605,788

HIGHWATER ETHANOL, LLC

Notes to Unaudited Condensed Financial Statements

April 30, 2010

The long-term restricted marketable securities relate to the debt service reserve fund required by the capital lease agreement. The Company had gross unrealized gains of $96,671 and $92,334 included in accumulated other comprehensive income at April 30, 2009 and October 31, 2009, respectively.

Shown below are the contractual maturities of marketable securities with fixed maturities at April 30, 2010.  Actual maturities may differ from contractual maturities because certain securities may contain early call or prepayment rights.

Due within 1 year	$—
Due in 3 to 5 years	1,605,788
Due in more than 5 years	—
Total	$1,605,788

5. INVENTORIES

Inventories consisted of the following at:

	April 30, 2010	October 31, * 2009

Raw materials	$1,078,567	$964,374
Spare parts and supplies	162,553	67,487
Work in process	704,064	705,422
Finished goods	875,291	619,387

Total	$2,820,475	$2,356,670

*Derived from Audited financial statements

6. DERIVATIVE INSTRUMENTS

The Company does not enter into derivative transactions for trading purposes.  As of April 30, 2010, the Company has an interest rate swap agreement.

Interest Rate Swap

At April 30, 2010, the Company had a notional amount of approximately $23,751,000 outstanding in the swap agreement that fixes the interest rate at 7.6% until June 2014. The interest rate swap is not designated as an effective hedge for accounting purposes.

The following tables provide details regarding the Company’s derivative instruments at April 30, 2010:

Instrument	Balance Sheet location	Assets	Liabilities

Interest rate swap	Derivative instruments	$—	$2,078,768

HIGHWATER ETHANOL, LLC

Notes to Unaudited Condensed Financial Statements

April 30, 2010

The following tables provide details regarding the losses from the Company’s derivative instruments in statements of operations, none of which are designated as hedging instruments:

	Statement of	Three Months Ended April 30,
	Operations location	2010	2009
Interest rate swap	Gain (loss) on derivative instrument	$32,564	$(152,047)

	Statement of	Six Months Ended April 30,
	Operations location	2010	2009
Interest rate swap	Gain (loss) on derivative instrument	$49,881	$(1,681,712)

7.  DEBT FINANCING

Long-term debt consists of the following at:

	April 30,	October 31,*
	2010	2009
Construction loan	$—	$49,875,840

Fixed rate note payable, see terms below	24,910,188	—

Variable rate note payable, see terms below	19,968,135	—

Long-term revolving note payable, see terms below	4,942,034	—

Capital lease	15,180,000	15,180,000

Total	65,000,357	65,055,840

Less amounts due within one year	3,585,540	2,343,508

Net long-term debt	$61,414,817	$62,712,332

*Derived from Audited financial statements

Bank Financing

On February 26, 2010 the construction loan was converted to three new promissory notes including a $25,200,000 Fixed Rate Note, a $20,200,000 Variable Rate Note, and a $5,000,000 Long-Term Revolving Note, as described in the credit agreement and below. The credit agreement also provided a line of credit for $5,000,000 and supported the issuance of letters of credit up to $5,600,000, all of which are secured by substantially all assets.

HIGHWATER ETHANOL, LLC

Notes to Unaudited Condensed Financial Statements

April 30, 2010

Fixed Rate Note

The Fixed Rate Note was $25,200,000 at conversion with a variable interest rate that is fixed with an interest rate swap.  The Company makes monthly principal payments on the Fixed Rate Note initially for approximately $145,000 plus accrued interest which commenced in March 2010. Interest accrues on the Fixed Rate Note at the greater of the one-month LIBOR rate plus 300 basis points or 4%, which was 4% at April 30, 2010. A final balloon payment on the Fixed Rate Note of approximately $15,184,000 will be due February 26, 2015.  The Company entered into an interest rate swap which fixes the interest rate on the Fixed Rate Note at 7.6% for five years which began in June 2009.

Variable Rate Note

The Variable Rate Note was $20,200,000 at conversion.  For the Variable Rate Note, the Company makes monthly payments initially for approximately $147,000 plus accrued interest which commenced in March 2010. Interest accrues on the Variable Rate Note at the greater of the one-month LIBOR rate plus 350 basis points or 4%, which was 4% at April 30, 2010. A final balloon payment of approximately $14,807,000 will be due February 26, 2015.

Long-term Revolving Note

The Long-Term Revolving Note was $5,000,000 at conversion.  The amount available on the Long-Term Revolving Note will decline annually by the greater of $125,000 or 50% of the excess cash flow, as defined by the agreement.  The Long-Term Revolving Note accrues interest monthly at the greater of the one-month LIBOR plus 350 basis points or 4% until maturity on February 26, 2015, which was 4% at April 30, 2010.

Line of Credit

The Company’s Line of Credit accrues interest at the greater of the 90-day LIBOR plus 450 basis points or 5.5%, which was 5.5% at April 30, 2010.  The Line of Credit requires monthly interest payments and was payable in full in February 2010.  In February 2010, the Company signed an amendment to extend the maturity date to February 26, 2011.  As of April 30, 2010, there are no borrowings outstanding and the maximum availability was $2,875,000.

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

The Company was in compliance with the covenants applicable at April 30, 2010; however, due to the nature of the business, there is a risk that the Company may be out of compliance with certain covenants when they are measured in subsequent periods. Specifically, management is currently working with its lender to redefine the calculation of the net worth covenant.

As of April 30, 2010, the Company has letters of credit outstanding of $4,950,000 as mentioned previously. The Company pays interest at a rate of 1.75% on amounts outstanding and the letters of credit are valid until July 2010.  One of the letters of credit will automatically renew for an additional one year period in the amount of $4,000,000.  The outstanding balances under the line of credit agreement were $0 and $1,000,000 at April 30, 2010 and October 31, 2009, respectively.

HIGHWATER ETHANOL, LLC

Notes to Unaudited Condensed Financial Statements

April 30, 2010

The estimated maturities of the long-term debt at April 30, 2010 are as follows:

2011	$3,585,540
2012	3,858,287
2013	4,149,695
2014	4,465,437
2015	48,941,398

Long-term debt	$65,000,357

8.  LEASES

In April 2009, the Company entered into a five-year operating lease agreement with an unrelated party for 50 covered hopper cars.  The Company pays approximately $425 per car per month.  In addition, a surcharge of $0.03 per mile will be assessed for each mile in excess of 30,000 miles per year a car travels.  Total lease expense for the three and six months ending April 30, 2010 was approximately $62,800 and $133,000, respectively.

The Company has also entered into a capital lease agreement.

Future minimum lease payments under the capital lease are as follows at April 30, 2010:

	Operating	Capital
2011	$255,000	$1,290,300
2012	255,000	1,290,300
2013	255,000	1,290,300
2014	255,000	1,290,300
2015	42,500	1,873,633
After 2015	—	20,414,492
Total	$1,062,500	27,449,325
Less amount representing interest	—	12,269,325
Present value of minimum lease payments	—	15,180,000
Less current maturities	—	—
Long-term debt	$—	$15,180,000

9.  COMMITMENTS AND CONTINGENCIES

Regulatory Agencies

The Company is subject to discussions with regulatory agencies regarding environmental concerns which arise in the ordinary course of its business. While the ultimate outcome of these matters is not presently determinable, management believes that the resolution of outstanding claims will not have a material adverse effect on the financial position or results of operations of the Company. Due to the uncertainties in the settlement process, it is at least reasonably possible that management’s view of outcomes will change in the near term.

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

•                  Competition from alternative fuel additives.

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

Our operating results are largely driven by the prices at which we sell our ethanol and distillers grains as well as the other costs related to production.  We market our products through professional third party marketers.  Our ethanol is marketed by Renewable Products Marketing Group, LLC (RPMG).  Our distillers grains are marketed by CHS, Inc. (CHS).

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

As of the date of this report, we have 40 employees.  Approximately, ten of these employees are involved primarily in management and administration.  The remaining employees are involved primarily in plant operations.  We do not currently anticipate any significant change in the number of employees at our plant.

Results of Operations for the Three Months Ended April 30, 2010

Our plant did not become operational until August 2009.  Accordingly, we do not yet have comparable income, production and sales data for the three months ended April 30, 2010, from the three months ended April 30, 2009, because we were not generating revenue for the three months ended April 30, 2009.  Consequently we do not provide a comparison of our financial results between reporting periods in this report.  If you undertake your own comparison of our results for the three months ended April 30, 2010, and the three months ended April 30, 2009, it is important that you keep this in mind.

The following table shows the result of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the three months ended April 30, 2010.

	Three Months Ended April 30, 2010 (Unaudited)
Statement of Operations Data	Amount	Percent
Revenues	$23,220,649	100.00%

Cost of Goods Sold	23,489,655	101.2%

Gross Profit	(269,006)	(1.2)%

Operating Expenses	459,086	2.0%

Operating Loss	(728,092)	(3.2)%

Other Expense, net	(1,183,138)	(5.1)%

Net Loss	$(1,911,230)	(8.3)%

The following table shows the sources of our revenue for the three months ended April 30, 2010.

Revenue Sources	Amount	Percentage of Total Revenues

Ethanol Sales	$19,670,801	84.7%
Distillers Grains Sales	3,549,849	15.3%
Total Revenues	$23,220,649	100.0%

The following table shows additional data regarding production and price levels for our primary inputs and products for the three months ended April 30, 2010:

Additional Data	Three Months Ended April 30, 2010 (Unaudited)
Ethanol sold (gallons)	13,622,000 gallons
Dried distillers grains sold (tons)	37,000 tons
Modified distillers grains sold (tons)	2,300 tons
Ethanol average price per gallon	$1.46 per gallon (before marketing fees)
Dried distillers grains average price per ton	$95.12 (after freight, before marketing fees)
Modified distillers grains average price per ton	$41.06 (before marketing fees)
Average corn costs per bushel	$3.39

Revenues

Our revenues are derived from the sale of our ethanol and distillers grains.  The Company had total revenues of approximately $23,221,000 for the three months ended April 30, 2010, compared to total revenues of approximately $27,735,000 for the three months ended January 31, 2010.  For the three months ended April 30, 2010, ethanol sales comprised approximately 84.7% of our revenues and distillers grains sales comprised approximately 15.3% percent of our revenues.

During the current fiscal year, ethanol prices were the highest in November 2009 and have been decreasing since that time.  Management attributes this decreasing trend in ethanol prices to increased production of ethanol and steady demand.  The Company received an average price of $1.85 (before marketing fees) per gallon of ethanol sold during the three months ended January 31, 2010, compared to an average price of $1.46 (before marketing fees) per gallon of ethanol sold during the three months ended April 30, 2010.  Increased ethanol prices during the last calendar quarter of 2009 allowed the ethanol industry to realize more favorable margins, resulting in many plants in the industry reporting a profit during that time period.  Management believes the increased margins led some idled ethanol plants to again commence production, which resulted in an increased supply of ethanol thereby decreasing the price of ethanol.  During the three months ended April 30, 2010, the Company had revenues from the sale of ethanol of approximately $19,671,000 compared to revenues of approximately $24,013,000 from the sale of ethanol for the three months ended January 31, 2010.

Management anticipates that the price of ethanol may remain relatively stable during the remainder of our 2010 fiscal year with typical price and demand increases during the summer driving season.  However, management believes that if the EPA approves an increase in the ethanol blend rate for standard (non-flex fuel) vehicles, it could positively impact ethanol demand and ethanol prices during our 2010 fiscal year.  Conversely, ethanol prices could decrease if additional ethanol supply capacity enters the market without corresponding increases in ethanol demand.  This could result if the EPA does not implement an increase in the ethanol blend rate and the ethanol industry reaches the blending wall of approximately 13.5 billion gallons of ethanol during our 2010 fiscal year.

Management also anticipates that our results of operations for our 2010 fiscal year may be affected by high corn prices, a surplus of ethanol, and volatility in the commodity markets. If plant operating margins remain low for an extended period of time, management anticipates that this could significantly impact our liquidity, especially if our raw material costs increase. Management believes the industry will need to continue to grow demand and further develop an ethanol distribution system to facilitate additional blending of ethanol and gasoline to offset the increased supply brought to the marketplace by additional production. Going forward, we are optimistic that ethanol demand will continue to grow and ethanol distribution will continue to expand as a result of the positive blend economics that currently exist once the Volumetric Ethanol Excise Tax Credit (VEETC) is accounted for by the gasoline refiners and blenders.  VEETC provides a volumetric ethanol excise tax of 4.5 cents per gallon of ethanol blended with gasoline at a rate of ten percent (10%).  VEETC is scheduled to expire on December 31, 2010.  If this tax credit is not renewed, it likely would have a negative impact on the price of ethanol and demand for ethanol in the marketplace.

The Company received revenues from the sale of its dried distillers grains of approximately $3,457,000 for the three months ended April 30, 2010, compared to revenues of approximately $3,253,000 for the three months ended January 31, 2010.  For the three months ended April 30, 2010, the Company received an average price of $95.12 (after freight but before marketing fees) per ton for the approximately 37,000 tons of dried distillers grains sold resulting in revenues of approximately $3,532,000 (before deducting marketing fees).  In comparison, the Company received an average price of $98.88 (after freight but before marketing fees) per ton for approximately 34,000 tons of dried distillers grains sold resulting in revenues of approximately $3,332,000 (before deducting marketing fees) for the three months ended January 31, 2010.  However, as barge traffic on the Mississippi River opened up, the dry distillers grain bid increased from March 2010 lows of approximately $77 per ton to over $100 per ton in April 2010.  Management anticipates that distillers grains prices will follow their usual annual trend of increasing into the end of June and early July and then falling into the end of summer and early fall.  However, management believes that distillers grains prices will largely depend on corn and soybean prices.  If we experience significant decreases in corn and soybean prices, management anticipates that distillers grains prices will similarly decrease.

Cost of Goods Sold

Our costs of goods sold as a percentage of revenues were approximately 101.2% for the three months ended April 30, 2010 compared to 83.44% for the three months ended January 31, 2010.  Our two largest costs of production are corn (69.7% of cost of goods sold for the three months ended April 30, 2010) and natural gas (9.1% of cost of goods sold for the three months ended April 30, 2010).

For the three months ended April 30, 2010, the Company paid an average price for corn of $3.39 per bushel,  compared to an average price of $3.59 per bushel for the three months ended January 31, 2010.  Management anticipates that corn prices will remain steady for the next several months similar to corn prices experienced over the past few months.  The preliminary estimates by the USDA April 12, 2010 Crop Production report indicate that there is an additional 2.3 million acres of corn planted this year.  However, corn prices could increase during our 2010 fiscal year should we experience unfavorable weather conditions which affect expected corn yields for the fall of 2010.  In addition, if demand for corn increases significantly, such as from improved global economic conditions or from increased ethanol production in the United States due to the implementation of a 15% ethanol blend, we could experience increased corn prices.  Management does not anticipate having difficulty securing all the corn that it requires to operate the ethanol plant at capacity in the next 12 months.

Management anticipates that natural gas prices will be relatively stable in the next several months.  However, should we experience a more robust economic recovery, it could increase demand for energy which could lead to increases in natural gas prices.  Further, should we experience any natural gas supply disruptions, including disruptions from hurricane activity, this could result in significant increases in natural gas prices.

Operating Expense

Our operating expenses as a percentage of revenues were 2.0% for the three months ended April 30, 2010, compared to 3.46% for the three months ended January 31, 2010, as a result of the ethanol facility operating more efficiently.  Operating expenses include salaries and benefits of administrative employees, insurance, taxes, professional fees and other general administrative costs.  Management is pursuing strategies to optimize efficiencies and maximize production.  These efforts may result in a decrease in our operating expenses on a per gallon basis.  However, because these expenses do not vary with the level of production at the plant, we expect our operating expenses to remain steady.

Operating Loss

Our loss from operations for the three months ended April 30, 2010, was approximately 3.2% of our revenues.  For the three months ended April 30, 2010, we reported an operating loss of approximately $728,000 and for the three months ended January 31, 2010, we reported an operating profit of approximately $3,631,000.  Our operating loss for the three months ended April 30, 2010, was the net result of our costs of goods sold and our operating expenses exceeding our revenues, as a result of a decline in revenues as the result of a reduction in the average price per gallon of ethanol as well as a reduction in the average price per ton for dried distillers grains received by the Company.

Other Income (Expense)

We had total other expense (net) for the three months ended April 30, 2010, of approximately $1,183,000 compared to other expense (net) of approximately $1,147,000 for the three months ended January 31, 2010.  Our other expense for the three months ended April 30, 2010, consisted primarily of interest expense.  During the three months ending April 30, 2010, the interest rate swap liability incurred a market interest rate increase.  The increase in interest rates resulted in gains of approximately $32,600.

Results of Operations for the Six Months Ended April 30, 2010

Our plant did not become operational until August 2009.  Accordingly, we do not yet have comparable income, production and sales data for the six months ended April 30, 2010, from the six months ended April 30, 2009, because we were not generating revenue for the six months ended April 30, 2009.  Consequently we do not provide a comparison of our financial results between reporting periods in this report.  If you undertake your own comparison of our results for the six months ended April 30, 2010, and the six months ended April 30, 2009, it is important that you keep this in mind.

The following table shows the result of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the six months ended April 30, 2010.

	Six Months Ended April 30, 2010 (Unaudited)
Statement of Operations Data	Amount	Percent
Revenues	$50,955,611	100.00%

Cost of Goods Sold	46,632,605	91.5%

Gross Profit	4,323,006	8.5%

Operating Expenses	1,420,027	2.8%

Operating Profit	2,902,979	5.7%

Other Expense, net	(2,330,220)	(4.6)%

Net Income	$572,759	1.1%

Revenues

Our revenues are derived from the sale of our ethanol and distillers grains.  For the six months ended April 30, 2010, ethanol sales comprised approximately 86.3 percent of our revenues and distillers grains sales comprised approximately 13.7 percent of our revenues.

Cost of Goods Sold

Our costs of goods sold as a percentage of revenues were approximately 91.5% for the six months ended April 30, 2010.  Our two largest costs of production are corn (73.2% of cost of goods sold for the six months ended April 30, 2010) and natural gas (9.7% of cost of goods sold for the six months ended April 30, 2010).

Operating Expense

Our operating expenses as a percentage of revenues were 2.8% for the six months ended April 30, 2010.  We experienced a significant increase in our operating expenses for the six months ended April 30, 2010, compared to the same period of 2009 primarily due to an increase in the number of employees employed as a result of our plant becoming fully operational.  Operating expenses include salaries and benefits of administrative employees, insurance, taxes, professional fees and other general administrative costs.  Management is pursuing strategies to optimize efficiencies and maximize production.  These efforts may result in a decrease in our operating expenses on a per gallon basis.  However, because these expenses do not vary with the level of production at the plant, we expect our operating expenses to remain steady.

Operating Income

Our income from operations for the six months ended April 30, 2010, was approximately 5.7% of our revenues compared to a loss for the same period of 2009.  Our operating profit for the six months ended April 30, 2010, was the net result of our revenues exceeding our costs of goods sold and our operating expenses.

Other Income (Expense)

We had total other expense (net) for the six months ended April 30, 2010 of approximately $2,330,000 compared to other expense (net) of approximately $1,552,000 for the same period of 2009.  Our other expense for the six months ended April 30, 2010, consisted primarily of interest expense.  For the six months ended April 30, 2009, interest expense was capitalized during the time we were constructing the plant and therefore, it consisted primarily of loss on derivative instrument.  During the second quarter of 2010, the interest rate swap liability incurred a market interest rate increase.  The increase in interest rates resulted in gains of approximately $49,900 due to the fair value of the derivative liability decreasing.

Changes in Financial Condition for the Six Months Ended April 30, 2010

The following table highlights the changes in our financial condition for the six months ended April 30, 2010 from our previous fiscal year ended October 31, 2009:

	April 30, 2010	October 31, 2009
	(unaudited)
Current Assets	$11,300,990	$8,956,961
Current Liabilities	8,036,885	7,818,927
Long-Term Debt	61,414,817	62,712,332
Members’ Equity	43,770,264	43,193,168

Current Assets.  Total assets were approximately $114,697,000 at April 30, 2010, compared to approximately $115,288,000 at October 31, 2009.  Current assets at April 30, 2010, increased from October 31, 2009 as a result of an increase in our cash on hand due to improved conditions in the ethanol market, profitable operations year to date, and a reduction in working capital.  We experienced a significant decrease in our accounts receivable at April 30, 2010, as a result of a drop in ethanol prices and volume as the ethanol plant was shut down for scheduled maintenance for a week in mid April 2010.  Additionally, our ethanol marketer advanced us payments on our sales that were closer to what the actual ethanol was sold as compared to October 31, 2009.

Current Liabilities.  Our total current liabilities were higher at April 30, 2010, compared to October 31, 2009, primarily as a result of the fact that more of our long-term debt has become current now that our loans have converted from the construction loan to term loans with scheduled payments.

Long-term Liabilities.  Long-term debt decreased slightly from approximately $62,712,000 at October 31, 2009, to approximately $61,415,000 at April 30, 2010, due to more of our debt becoming current and principal payments made.

Liability and Capital Resources

Our primary source of liquidity include: (1) cash, (2) Long-Term Revolving Note, and (3) line of credit, which are discussed in greater detail below.  Based on financial forecasts performed by our management, we anticipate that we will have sufficient cash from our current credit facilities and cash from our operations to continue to operate the ethanol plant at capacity for the next 12 months.  We did not have any amount outstanding on our line of credit as of April 30, 2010, and we had more than $4,992,000 in cash and cash equivalents as of April 30, 2010.

We do not currently anticipate seeking additional equity or debt financing in the near term.  However, should we experience unfavorable operating conditions in the future, we may have to secure additional debt or equity financing for working capital or other purposes.

We do not currently anticipate any significant purchases of property and equipment that would require us to secure additional capital resources in the next 12 months.  However, management is currently exploring potential opportunities to enhance the Company’s water treatment center with the potential addition of a 110,000 gallon holding tank.  Management continues to evaluate conditions in the ethanol industry and explore opportunities to improve the efficiency and profitability of our operations which may require more capital expenditures.

The following table shows cash flows for the six months ended April 30, 2010 and 2009:

	Six Months Ended April 30
	2010	2009
Net cash provided by operating activities	4,842,566	60,291
Net cash (used in) investing activities	(858,082)	(36,285,006)
Net cash provided by and (used in) financing activities	(1,613,280)	35,154,342

Cash Flow From Operations

We experienced a significant change in our cash flows from operations for the six month period ended April 30, 2010, compared to the same period in 2009.  This change is related to our commencement of operations at our ethanol facility in August 2009, which provided for net income of approximately $573,000, non-cash depreciation and amortization expenses of approximately $3,269,000, and cash generated from lower working capital amounts.  During the six months ended April 30, 2010, our capital needs were being adequately met through cash from our operating activities and our credit facilities.

Cash Flow From Investing Activities

We used significantly less cash for investing activities during our fiscal quarter ended April 30, 2010, as compared to 2009.  This decrease was primarily a result of the construction and completion of our ethanol plant during our 2009 fiscal year.  During the six months ended April 30, 2010, we paid approximately $858,000 to pay down our construction payables that were outstanding at October 31, 2009.

Cash Flow From Financing Activities

We used cash in our financing activities in our six months ended April 30, 2010, to pay down the line of credit and long-term debt as compared to the same period in 2009 when we were receiving proceeds from long-term debt for the construction of our ethanol plant.

Short-Term and Long-Term Debt Sources

On April 24, 2008, we entered into a Construction Loan Agreement (the “Agreement”) with First National Bank of Omaha of Omaha, Nebraska (“FNBO”) for the purpose of funding a portion of the cost of the ethanol plant.  Under the Agreement, FNBO agreed to loan us up to $61,000,000, consisting of a $50,400,000 Construction Loan, together with a $5,000,000 Revolving Loan, and $5,600,000 to support the issuance of letters of credit by FNBO.  As of April 30, 2010, the Company had issued $4,950,000 in letters of credit.

With construction complete and the ethanol plant commencing operations, the construction loan converted on February 26, 2010 to a $25,200,000 Fixed Rate Note, a $20,200,000 Variable Rate Note, a $5,000,000 Long-Term Revolving Note, and a $5,000,000 line of credit.

Fixed Rate Note

The Fixed Rate Note was initially for $25,200,000 with a variable interest rate that is fixed with an interest rate swap.  We commenced making monthly principal payments on the Fixed Rate Note initially for approximately $145,000 plus accrued interest in March 2010.  Interest will accrue on the Fixed Rate Note at the greater of the one-month LIBOR Rate, in effect from time to time, plus 300 basis points or 4%, which was 4% at April 30, 2010.  However, the Company entered into an interest rate swap agreement which fixes the interest rate on the Fixed Rate Note at 7.6% until June 2014.  The Company entered into the fixed rate swap agreement to alter its exposure to the impact of changing interest rates on its results of operations and future cash outflows for interest.  A final balloon payment on the Fixed Rate Note of approximately $15,184,000 will be due February 26, 2015.

Variable Rate Note

The Variable Rate Note was initially for $20,200,000.  We commenced making monthly payments initially for approximately $147,000 plus accrued interest in March 2010.  Interest will accrue on the Variable Rate Note at the greater of the one-month LIBOR rate plus 350 basis points or 4%, which was 4% at April 30, 2010.  A final balloon payment of approximately $14,807,000 will be due February 26, 2015.

Long-term Revolving Note

The Long-term Revolving Note was initially for $5,000,000 and was fully drawn at April 30, 2010.  The amount available on the Long-term Revolving Note will decline annually by the greater of $125,000 or 50% of the excess cash flow, as defined by the agreement.  The Long-term Revolving Note will accrue interest monthly at the greater of the one-month LIBOR plus 350 basis points, or 4% until maturity on February 26, 2015, which was 4% at April 30, 2010.

Line of Credit

The Company has a line of credit available equal to the amount of the Company’s Borrowing Base, with a maximum limit of $5,000,000.  The Company’s Borrowing Base will vary and may at times be less than $5,000,000.  The Company has maximum availability of $2,875,000 under the line of credit at April 30, 2010.  The Company’s line of credit accrues interest at the greater of the 90-day LIBOR plus 450 basis points or 5.5%, which was 5.5% at April 30, 2010.  The line of credit requires monthly interest payments and was payable in full in February 2010.  In February 2010, Highwater signed an amendment to the Construction Loan Agreement to extend the maturity date to February 26, 2011.  As of April 30, 2010, there are no borrowings outstanding.

Covenants and other Miscellaneous Financing Agreement Terms

The Company is required to make additional payments on debt for up to 50% of the excess cash flow, as defined by the bank financing agreement which is measured annually.  As part of the bank financing agreement, the premium above LIBOR on the loans may be reduced based on a financial ratio.  The loan agreements are subject to various financial and non-financial covenants that limit distributions and debt and require minimum debt service coverage, net worth, and working capital requirements.

Until June 2010, the Company is required to maintain at all times working capital of not less than $1,000,000.  Subsequent to June the Company is required to maintain at all times working capital of not less than $3,000,000.  Additionally, we are limited to annual capital expenditures of $1,000,000 without prior approval of FNBO.  We will also be prohibited from making distributions to our members of greater than 45% of our net income during any fiscal year if our interest coverage ratio (combined total liabilities to net worth) is greater than or equal to 1.1:1.0.

As of April 30, 2010, we were in compliance with all applicable covenants.  However, due to the nature of the industry, there is a risk that we may be out of compliance with certain covenants when they are measured in subsequent periods.  Management is currently working with FNBO to redefine the calculation of net worth.  Our failure to comply with the protective loan covenants or maintain the required financial ratios may cause acceleration of the outstanding principal balances on the term notes and revolving note and/or the imposition of fees, charges or penalties and or FNBO could call the loan immediately due.  Any acceleration of the debt financing or imposition of the significant fees, charges or penalties may restrict or limit our access to the capital resources necessary to continue plant operations.

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

Trends and Uncertainties Impacting the Ethanol Industry and Our Company

According to the Renewable Fuels Association, as of April 27, 2010, there were 201 ethanol plants in operation nationwide with the nameplate capacity to produce approximately 13.5 billion gallons of ethanol annually.  The RFA estimates that plants with annual production capacity of approximately 12.8 billion gallons are currently operating and that approximately 8.7% of nameplate production capacity is not currently operational.  Accordingly, management anticipates that the production capacity of the ethanol industry is greater than ethanol demand which may continue to depress ethanol prices.  This overcapacity issue may be exacerbated by increased production from plants that had previously slowed their rate of production or idled altogether due to poor operating margins.

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

In addition to RFS2 which included greenhouse gas reduction requirements, in 2009, California passed a Low Carbon Fuels Standard (LCFS).  The California LCFS requires that renewable fuels used in California must accomplish certain reductions in greenhouse gases which is measure using a lifecycle analysis, similar to RFS2.

Management believes that this lifecycle analysis is based on unsound scientific principles that unfairly harms corn based ethanol.  Management believes that these new regulations may preclude corn based ethanol form being used in California.  California represents a significant ethanol demand market.  If we are unable to supply ethanol to California, it could significantly reduce demand for the ethanol we produce.  Several lawsuits have been filed challenging the California LCFS.

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

Under current law, small ethanol producers are allowed a 10 cents per gallon, production income tax credit on up to 15 million gallons of production, annually. The credit, which is capped at $1.5 million per year per producer, is only available to small scale ethanol producers with an annual production capacity of no more than 60 million gallons per year. The credit can be claimed against the producer’s income tax liability.  The Small Ethanol Producer Tax Credit (“SEPTC”) is set to expire on December 31, 2010.  Legislation has been introduced in both the House of Representatives and the Senate which would extend the small ethanol producers and VEETC for five years, through the end of 2015.

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

On December 9, 2009, we received a Notice of Violation from the MPCA notifying us of alleged water treatment permit violations discovered by the MPCA staff during an inspection in September 2009.  On December 29, 2009, we received a Notice of Violation from the MPCA notifying us of alleged air emission permit violations discovered by the MPCA staff during an inspection in September 2009.  The Notices of Violation require us to take immediate corrective actions and provides us with an opportunity to respond to the alleged violations.  We have responded to the MPCA’s Notices of Violation and are in the process of rectifying the environmental and permitting concerns of MPCA.  We are currently negotiating with the MPCA regarding the Notices of Violation as management does not believe all of the alleged violations are warranted.  As a result of our negotiations with the MPCA, management anticipates additional purchases to increase the efficiency of the water treatment plant.  Management believes that the Company will have enough money from operations to pay for the additional equipment.

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

Long-Lived Assets

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

Inventory Valuation

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

Derivatives

We are exposed to market risks from changes in interest rates, corn, natural gas, and ethanol prices. We may seek to minimize these commodity price fluctuation risks through the use of derivative instruments. In the event we utilize derivative instruments, we will attempt to link these instruments to financing plans, sales plans, market developments, and pricing activities, such instruments in and of themselves can result in additional costs due to unexpected directional price movements. Should we use derivative instruments in the future, we may incur such costs and they may be significant.

In April 2008, we entered into an interest fixed rate swap agreement, which is a derivative instrument, in order to manage our exposure to the impact of changing interest rates.  The initial notional amount of the swap was $25,200,000.  The interest rate swap fixes the interest rate on the notional amount at 7.6% until June 2014, even though variable interest rates may be less than this rate.  The changes in the fair value of the interest rate swap are recorded currently in operations.  As of April 30, 2010, we had liabilities of approximately $2,079,000 related to the interest rate swap.

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

Our management, including our Chief Executive Officer, Brian Kletscher (the Principal Executive Officer), along with our Chief Financial Officer, Mark Peterson (the Principal Financial Officer), have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a — 15(e) under the Exchange Act of 1934, as amended) as of April 30, 2010.  Based upon this review and evaluation, these officers have concluded that our disclosure controls and procedures were not effective.  This was due to material weaknesses that existed as of October 31, 2009 in the design or effectiveness of our internal control over financial reporting that adversely affected our disclosure controls.

Changes in Internal Control over Financial Reporting

Our management, including our Principal Executive Officer and Principal Financial Officer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred during the fiscal quarter ended April 30, 2010.  Our management is in the process of addressing the above material weaknesses.  The Company has implemented procedures in which the Chief Executive Officer and the Chief Financial Officer review all incoming correspondence as well as all new or renewal contracts.  We are also developing a routing process for the proper distribution of information internally.  Management has already implemented several key parts of its plan and intends to have the program implemented in the third quarter of fiscal 2010.  However, the material weaknesses will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

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

If the Federal Volumetric Ethanol Excise Tax Credit (“VEETC”) expires on December 31, 2010, it could negatively impact our profitability.  The ethanol industry is benefited by VEETC which is a federal excise tax credit of 45 cents per gallon of ethanol blended with gasoline at a rate of at least 10%.  This excise tax credit is set to expire on December 31, 2010.  We believe that VEETC positively impacts the price of ethanol.  On December 31, 2009, the portion of VEETC that benefits the biodiesel industry was allowed to expire.  This resulted in the biodiesel industry ceasing to produce biodiesel because the price of biodiesel without the tax credit was uncompetitive with the cost of petroleum based diesel.  If the portion of VEETC that benefits ethanol is allowed to expire, it could negatively impact the price we receive for our ethanol and could negatively impact our profitability.

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

HIGHWATER ETHANOL, LLC

Date:	June 11, 2010	/s/ Brian Kletscher
Brian Kletscher
Chief Executive Officer
(Principal Executive Officer)

Date:	June 11, 2010	/s/ Mark Peterson
Mark Peterson
Chief Financial Officer
(Principal Financial and Accounting Officer)