Form 10-Q
period 2010-07-31
HIGHWATER ETHANOL LLC
filed 2010-09-20
CIK 1371451

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of September 14, 2010 there were 4,953 membership units outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

HIGHWATER ETHANOL, LLC

Condensed Balance Sheets

	July 31,	October 31,
ASSETS	2010	2009
	(Unaudited)
Current Assets
Cash and equivalents	$3,842,486	$2,620,833
Restricted cash	101,517	56,681
Restricted marketable securities	106,455	83,451
Accounts receivable	3,273,125	3,366,588
Inventories	2,983,216	2,356,670
Prepaids and other	572,819	472,738
Total current assets	10,879,618	8,956,961

Property and Equipment
Land and land improvements	6,786,724	6,712,347
Buildings	37,965,861	37,883,053
Office equipment	343,133	316,536
Equipment	59,529,582	59,376,554
Vehicles	41,994	43,494
Construction in progress	350,794	—
	105,018,088	104,331,984
Less accumulated depreciation	(5,929,301)	(1,279,300)
Net property and equipment	99,088,787	103,052,684

Other Assets
Restricted marketable securities	1,518,000	1,518,000
Debt issuance costs, net	1,514,556	1,760,767
Total other assets	3,032,556	3,278,767

Total Assets	$113,000,961	$115,288,412

	July 31,	October 31,
LIABILITIES AND EQUITY	2010	2009
	(Unaudited)
Current Liabilities
Accounts payable	$1,394,594	$1,077,548
Construction payable	—	534,985
Construction payable - members	1,256,335	1,815,536
Accrued expenses	540,376	482,686
Derivative instrument	2,534,522	564,664
Line of credit	—	1,000,000
Current maturities of long-term debt	64,126,823	2,343,508
Total current liabilities	69,852,650	7,818,927

Long-Term Debt	—	62,712,332

Derivative Instrument	—	1,563,985

Commitments and Contingencies

Members’ Equity
Members’ equity, 4,953 units outstanding	43,148,311	43,193,168
Total members’ equity	43,148,311	43,193,168

Total Liabilities and Members’ Equity	$113,000,961	$115,288,412

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC

Condensed Statements of Operations

	Nine Months Ended	Nine Months Ended
	July 31, 2010	July 31, 2009
	(Unaudited)	(Unaudited)

Revenues	$74,647,203	$—

Cost of Goods Sold	69,073,711	—

Gross Profit	5,573,492	—

Operating Expenses	1,707,708	1,449,752

Operating Profit (Loss)	3,865,784	(1,449,752)

Other Income (Expense)
Interest income	76,931	186,769
Other income (expense)	6,401	(17,800)
Interest expense	(3,611,103)	—
Loss on derivative instrument	(405,874)	(1,477,435)
Total other expense, net	(3,933,645)	(1,308,466)

Net Loss	$(67,861)	$(2,758,218)

Weighted Average Units Outstanding	4,953	4,953

Net Loss Per Unit	$(13.70)	$(556.88)

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC

Condensed Statements of Operations

	Three Months Ended	Three Months Ended
	July 31, 2010	July 31, 2009
	(Unaudited)	(Unaudited)

Revenues	$23,691,592	$—

Cost of Goods Sold	22,441,106	—

Gross Profit	1,250,486	—

Operating Expenses	287,681	812,817

Operating Profit (Loss)	962,805	(812,817)

Other Income (Expense)
Interest income	38,427	44,056
Other income (expense)	732	(4,989)
Interest expense	(1,186,829)	—
Gain (loss) on derivative instrument	(455,755)	204,276
Total other expense, net	(1,603,425)	243,343

Net Loss	$(640,620)	$(569,474)

Weighted Average Units Outstanding	4,953	4,953

Net Loss Per Unit	$(129.34)	$(114.98)

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC

Condensed Statements of Cash Flows

	Nine Months Ended	Nine Months Ended
	July 31, 2010	July 31, 2009
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net loss	$(67,861)	$(2,758,218)
Adjustments to reconcile net loss to net cash provided by (used in) operations
Depreciation and amortization	4,896,212	7,740
Interest payments made from restricted cash	22,439	—
Change in fair value of derivative instrument	(386,133)	1,477,435
Other	—	18,621
Change in assets and liabilities
Accounts receivable, including members	93,463	—
Inventories	(626,546)	(1,274,309)
Prepaids and other	(100,081)	458,933
Accounts payable, including members	317,046	73,816
Accrued expenses	57,690	85,595
Derivative instrument	792,006	—
Net cash provided by (used in) operating activities	4,998,235	(1,910,387)

Cash Flows from Investing Activities
Capital expenditures	(1,245,336)	(174,506)
Construction in progress	(10,794)	(44,845,389)
Net cash used in investing activities	(1,256,130)	(45,019,895)

Cash Flows from Financing Activities
Payments on line of credit	(1,000,000)	—
Increase in restricted cash from net interest earned	(67,275)	(173,944)
Payments on long-term debt	(1,453,177)	—
Proceeds from long-term debt	—	47,416,614
Payments for debt issuance costs	—	(109,442)
Net cash provided by (used in) financing activities	(2,520,452)	47,133,228

Net Increase in Cash	1,221,653	202,946

Cash - Beginning of period	2,620,833	1,355,827

Cash - End of period	$3,842,486	$1,558,773

Supplemental Cash Flow Information
Cash paid for interest expense	$3,289,987	$—
Cash paid for interest capitalized	$—	$2,251,271
Total	$3,289,987	$2,251,271

Supplemental Disclosure of Noncash Financing and Investing Activities
Unrealized gains on restricted marketable securities	$23,004	$105,758
Redemption of restricted marketable securities - restricted cash	$—	$5,374,000
Increase in restricted cash from long term debt proceeds	$524,160	$—
Construction in progress included in construction payable	$—	$3,212,688
Capital expenditures included in accounts payable	$1,256,335	$—
Construction payable paid from restricted cash	$524,160	$—
Construction in progress paid from restricted cash	$—	$6,584,098
Interest payments made from restricted cash	$—	$1,419,330
Accrued interest capitalized in construction in progress	$—	$373,557
Loan costs capitalized with construction in progress	$—	$153,849

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC

Notes to Unaudited Condensed Financial Statements

July 31, 2010

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

In the opinion of management, the interim condensed financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for fair presentation of the Company’s financial position as of July 31, 2010 and the results of operations and cash flows for all periods presented.

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

In February 2010, the Company made their final withdrawal on the construction loan of $524,000.  These funds were placed into a restricted account for the payment of open construction invoices.

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

July 31, 2010

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

In August 2009, the Company completed construction of its ethanol production facilities with installed capacity of 50 million gallons per year.  The carrying value of these facilities at July 31, 2010 was approximately $99 million.  In accordance with the Company’s policy for evaluating impairment of long-lived assets described above, management evaluates the recoverability of the facilities based on projected future cash flows from operations over the facilities’ estimated useful lives.  In determining the projected future undiscounted cash flows, the Company makes significant assumptions concerning the future viability of the ethanol industry, the future price of corn in relation to the future price of ethanol and the overall demand in relation to production and supply capacity. The Company has determined that there is no impairment of long-lived assets at July 31, 2010.

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

The Company believes the carrying amount of the long-term debt approximates the fair value due to a significant portion of total indebtedness contains variable interest rates and this rate is a market interest rate for these borrowings.

The carrying value of cash, accounts receivable, and accounts payable, and other working capital items approximate fair value at July 31, 2010 due to the short maturity nature of these instruments.

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

As further described in Note 7, at July 31, 2010, the Company was out of compliance with certain financial covenant requirement provisions of its construction loan agreement with First National Bank of Omaha (FNBO). In addition, the Company anticipates being out of compliance with these and other financial covenants as of its fiscal year end of October 31, 2010.

HIGHWATER ETHANOL, LLC

Notes to Unaudited Condensed Financial Statements

July 31, 2010

The Company is diligently working with its lender to modify the construction loan agreement and remains current on principal and interest payments with FNBO and the capital lease, which U.S. Bank National Association (U.S. Bank) is the trustee for, as well all vendors and suppliers.  The Company is currently in negotiations with FNBO regarding the forbearance of the covenant violations of the construction loan agreement, as well as possible modifications to future covenant requirements.  Among the provisions being discussed for modification are the compliance thresholds for financial covenants, possible change of scheduled maturities to interest only for a portion of the debt, increase of the rate floor on that portion of the debt, increase of the excess cash flow sweep and immediate pre-payment of the Long Term Revolver. At July 31, 2010, the Company had approximately $4,854,000 outstanding on the Long Term Revolver. There is no assurance, however, when the forbearance or modifications will be provided by the lender or that the Company will be able to comply with future financial covenants and obligations of the construction loan agreement or other outstanding debt agreements. As such, at July 31, 2010 the Company has reclassified the long-term debt related to the FNBO agreements as well as the capital lease to U.S. Bank to current liabilities.  At July 31, 2010, FNBO and/or U.S Bank have a right to demand immediate repayment, among other rights as secured lenders. If FNBO and U.S. Bank exercised their right to accelerate the maturity of the debt outstanding under the construction loan agreement and/or capital lease agreement, the Company would not have adequate available cash to repay the amounts currently outstanding.

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

•	Level 2 inputs include the following:
	•	Quoted prices in active markets for similar assets or liabilities.
	•	Quoted prices in markets that are not active for identical or similar assets or liabilities.
	•	Inputs other than quoted prices that are observable for the asset or liability.
	•	Inputs that are derived primarily from or corroborated by observable market data by correlation or other means.

•	Level 3 inputs are unobservable inputs for the asset or liability.

The following table provides information on those assets measured at fair value on a recurring basis.

	Fair Value as of	Fair Value Measurement Using
	July 31, 2010	Level 1	Level 2	Level 3
Restricted cash — current	$101,517	$101,517	$—	$—
Restricted marketable securities - current	$106,455	$106,455	$—	$—
Restricted marketable securities — long-term	$1,518,000	$1,518,000	$—	$—
Interest rate swap	$(2,534,522)	$—	$(2,534,522)	$—

HIGHWATER ETHANOL, LLC

Notes to Unaudited Condensed Financial Statements

July 31, 2010

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

4.  RESTRICTED MARKETABLE SECURITIES

The cost and fair value of the Company’s restricted marketable securities consist of the following at July 31, 2010:

	Amortized Cost	Gross Unrealized Gains	Fair Value

Restricted marketable securities - Current Municipal obligations	$106,455	$—	$106,455

Restricted marketable securities — Long-term Municipal obligations	1,402,662	115,338	1,518,000

Total restricted marketable securities	$1,509,117	$115,338	$1,624,455

The long-term restricted marketable securities relate to the debt service reserve fund required by the capital lease agreement. The Company had gross unrealized gains of $115,338 and $92,334 included in accumulated other comprehensive income at July 31, 2010 and October 31, 2009, respectively.

Shown below are the contractual maturities of marketable securities with fixed maturities at July 31, 2010.  Actual maturities may differ from contractual maturities because certain securities may contain early call or prepayment rights.

Due within 1 year	$—
Due in 1 to 3 years	1,372,651
Due in 3 to 5 years	251,804
Total	$1,624,455

5. INVENTORIES

Inventories consisted of the following at:

	July 31, 2010	October 31, * 2009

Raw materials	$1,546,353	$964,374
Spare parts and supplies	165,558	67,487
Work in process	724,802	705,422
Finished goods	546,503	619,387

Total	$2,983,216	$2,356,670

*Derived from Audited financial statements

HIGHWATER ETHANOL, LLC

Notes to Unaudited Condensed Financial Statements

July 31, 2010

6. DERIVATIVE INSTRUMENTS

The Company does not enter into derivative transactions for trading purposes.  As of July 31, 2010, the Company has an interest rate swap agreement.

Interest Rate Swap

At July 31, 2010, the Company had a notional amount of approximately $23,305,000 outstanding in the swap agreement that fixes the interest rate at 7.6% until June 2014. The interest rate swap is not designated as an effective hedge for accounting purposes.

The following tables provide details regarding the Company’s derivative instruments at July 31, 2010:

Instrument	Balance Sheet location	Assets	Liabilities

Interest rate swap	Derivative instruments	$—	$2,534,522

The following tables provide details regarding the losses from the Company’s derivative instrument in the statements of operations:

	Statement of	Three Months Ended July 31,
	Operations location	2010	2009
Interest rate swap	Gain (loss) on derivative instrument	$(455,755)	$204,276

	Statement of	Nine Months Ended July 31,
	Operations location	2010	2009

Interest rate swap	Loss on derivative instrument	$(405,874)	$(1,477,435)

7.  DEBT FINANCING

Long-term debt consists of the following at:

	July 31,	October 31,*
	2010	2009
Construction loan	$—	$49,875,840

Fixed rate note payable, see terms below	24,475,470	—

Variable rate note payable, see terms below	19,617,082	—

Long-term revolving note payable, see terms below	4,854,271	—

Capital lease	15,180,000	15,180,000

Total	64,126,823	65,055,840

Less amounts due within one year	64,126,823	2,343,508

Net long-term debt	$—	$62,712,332

*Derived from Audited financial statements

HIGHWATER ETHANOL, LLC

Notes to Unaudited Condensed Financial Statements

July 31, 2010

At July 31, 2010, the Company was not in compliance with the fixed charge coverage and maximum leverage requirements of the construction loan agreement with FNBO. As a result of reclassifying long-term debt to current liabilities, the Company was not in compliance with the working capital requirement at July 31, 2010. Additionally, the Company anticipates being out of compliance with these and one or more additional covenants as of fiscal year end October 31, 2010 as well as through July 31, 2011.

The financial covenant conditions under the debt agreement as of July 31, 2010 are as follows:

Covenant Type	Compliance Dates	Covenant Requirements	Calculation as of July 31, 2010
Fixed charge coverage	Quarterly	No less than 1.25:1.00	0.88
Net worth	Annually	$44,775,000	$41,592,000	*
Working capital	Quarterly	No less than $3,000,000	$3,225,000	#
Maximum leverage	Quarterly	No greater than 1.65:1.00	1.74

*                 Requirement as of October 31, 2010, net of any intangible costs including debt issuance costs of approximately $1,515,000 and receivables from members of approximately $41,000.

#                 Working capital calculation is before reclassification of long-term debt to current liabilities.

The Company is negotiating with FNBO to forbear the actual and probable violations of the loan agreement, however has not yet received forbearance from FNBO. There is no assurance when any forbearance or amendment will be provided by the lender, or that the Company will be able to comply in the future with all covenants and obligations of the construction loan agreement. The Company has reclassified as current liabilities the principal balance of the fixed rate note payable, variable rate note payable and long-term revolving note payable because FNBO has the ability to exercise all rights and remedies pursuant to the terms of the loan agreement, including the right to accelerate the indebtedness and declare it immediately due.  Additionally, the Company has reclassified the capital lease to current liabilities as U.S. Bank also has the right to accelerate the indebtedness and declare it immediately due as a result of the default with FNBO. In the absence of a forbearance agreement, amendment to the loan agreement or refinancing of the loan agreement, the Company does not have adequate capital to repay all of the amounts that would become due upon acceleration. The Company is, however, current on its payments of interest and principal to FNBO and U.S. Bank and anticipates remaining current with scheduled payments.  The Company is currently in active discussions with FNBO to forbear the aforementioned violations of the loan agreement and to modify the future covenants within the construction loan agreement. There is no assurance that any amendment or forbearance of violations will be provided by FNBO. See Note 2 regarding the presentation of the financial information contained in this Form 10-Q in light of this event of default.

Bank Financing

On February 26, 2010 the construction loan was converted to three new promissory notes including a $25,200,000 Fixed Rate Note, a $20,200,000 Variable Rate Note, and a $5,000,000 Long-Term Revolving note, as described in the credit agreement and below. The credit agreement also provided a line of credit for $5,000,000 and supported the issuance of letters of credit up to $5,600,000, all of which are secured by substantially all of the Company’s assets.

HIGHWATER ETHANOL, LLC

Notes to Unaudited Condensed Financial Statements

July 31, 2010

Fixed Rate Note

The Fixed Rate Note was $25,200,000 at conversion with a variable interest rate that is fixed with an interest rate swap.  The Company makes monthly principal payments on the Fixed Rate Note initially for approximately $145,000 plus accrued interest which commenced in March 2010. Interest accrues on the Fixed Rate Note at the greater of the one-month LIBOR rate plus 300 basis points or 4%, which was 4% at July 31, 2010. The Company entered into an interest rate swap which fixes the interest rate on the Fixed Rate Note at 7.6% for five years which began in June 2009. A final balloon payment on the Fixed Rate Note of approximately $15,184,000 will be due February 26, 2015.

Variable Rate Note

The Variable Rate Note was $20,200,000 at conversion.  For the Variable Rate Note, the Company makes monthly payments initially for approximately $147,000 plus accrued interest which commenced in March 2010. Interest accrues on the Variable Rate Note at the greater of the one-month LIBOR rate plus 350 basis points or 4%, which was 4% at July 31, 2010. A final balloon payment of approximately $14,807,000 will be due February 26, 2015.

Long-term Revolving Note

The Long-Term Revolving Note was $5,000,000 at conversion.  The amount available on the Long-Term Revolving Note will decline annually by the greater of $125,000 or 50% of the excess cash flow, as defined by the agreement.  The Long-Term Revolving Note accrues interest monthly at the greater of the one-month LIBOR plus 350 basis points or 4% until maturity on February 26, 2015, which was 4% at July 31, 2010.

Line of Credit

The Company’s Line of Credit accrues interest at the greater of the 90-day LIBOR plus 450 basis points or 5.5%, which was 5.5% at July 31, 2010.  The line of credit requires monthly interest payments and was payable in full in February 2010.  In February 2010, the Company signed an amendment to extend the maturity date to February 26, 2011.  As of July 31, 2010, there are no borrowings outstanding and the maximum availability was $3,111,000.

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

As described above, the Company is currently out of compliance with the construction loan agreement and has reclassified the amount due on the debt with FNBO to current liabilities.

As of July 31, 2010, the Company has letters of credit outstanding of $4,950,000 as mentioned previously. The Company pays interest at a rate of 1.75% on amounts outstanding and the letters of credit are valid until March 2011.  One of the letters of credit will automatically renew for an additional one year period in the amount of $4,000,000. The outstanding balances under the line of credit agreement were $0 and $1,000,000 at July 31, 2010 and October 31, 2009, respectively.

HIGHWATER ETHANOL, LLC

Notes to Unaudited Condensed Financial Statements

July 31, 2010

The estimated maturities of the long-term debt at July 31, 2010 are as follows (after reclassification of approximately $60,500,000 of the long-term debt to current, as noted above):

2011	$64,126,823
2012	—
2013	—
2014	—
2015	—

Long-term debt	$64,126,823

The estimated maturities include the fixed rate note, variable rate note, long-term revolving note, and capital lease as due currently as FNBO and U.S. Bank have not yet called the loans and the Company is negotiating with FNBO to forbear the actual and probable violations of the loan agreement.

8.  LEASES

In April 2009, the Company entered into a five-year operating lease agreement with an unrelated party for 50 covered hopper cars.  The Company pays approximately $425 per car per month.  In addition, a surcharge of $0.03 per mile will be assessed for each mile in excess of 30,000 miles per year a car travels.  Total lease expense for the three and nine months ending July 31, 2010 was approximately $91,000 and $224,500, respectively.

The Company has also entered into a capital lease agreement and has reclassified the capital lease to current liabilities as U.S. Bank has the right to declare it immediately due as discussed in Notes 2 and 7.

Future minimum lease payments under the capital lease are as follows at July 31, 2010:

	Operating	Capital
2011	$255,000	$15,180,000	*
2012	255,000	—
2013	255,000	—
2014	233,750	—
2015	—	—
After 2015	—	—
Total	998,750	15,180,000
Less amount representing interest	—	—	*
Present value of minimum lease payments	998,750	15,180,000
Less current maturities	—	15,180,000
Long-term debt	$998,750	$—

* Amount does not include any interest that would be accrued and payable by the Company, if the capital lease was declared as immediately due or would be paid if the payments were made through the original maturity.

HIGHWATER ETHANOL, LLC

Notes to Unaudited Condensed Financial Statements

July 31, 2010

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

Construction in Progress

The Company had construction in progress of approximately $351,000 at July 31, 2010 for additions to the water treatment center.  The addition is expected to amount to $400,000.

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

•                  Changes in our ability to secure credit or obtain additional debt or equity financing, if we so require;

•                  Lack of transportation, storage and blending infrastructure preventing our products from reaching high demand markets;

•                  Competition from alternative fuel additives; and

•                  Elimination of the United States tariff on imported ethanol.

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

Overview

Highwater Ethanol, LLC (“we,” “our,” “Highwater” or the “Company”) is a Minnesota limited liability company organized on May 2, 2006 for the purpose of developing, constructing, owning and operating a fuel-grade ethanol plant near Lamberton, Minnesota.  Since August 2009, we have been engaged in the production of ethanol and distillers grains at the ethanol plant.  Our plant has nameplate capacity of 50 million gallons of undenatured ethanol per year.  However, our environmental permits allow us to produce ethanol at a rate of 55 million gallons per year.  Management anticipates our plant will continue to produce approximately 54.9 million gallons per year.

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

There have been a number of recent developments in legislation that impact the ethanol industry.  One such development concerns the federal Renewable Fuels Standard (RFS).  In February 2010, the EPA issued new regulations governing the RFS.  These new regulations have been called RFS2.  The most controversial part of RFS2 involves what is commonly referred to as the lifecycle analysis of green house gas emissions.  Specifically, the EPA adopted rules to determine which renewable fuels provided sufficient reductions in green house gases, compared to conventional gasoline, to qualify under the RFS program.  RFS2 establishes a tiered approach, where regular renewable fuels are required to accomplish a 20% green house gas reduction compared to gasoline, advanced biofuels and biomass-based biodiesel must accomplish a 50% reduction in green house gases, and cellulosic biofuels must accomplish a 60% reduction in green house gases.  Any fuels that fail to meet this standard cannot be used by fuel blenders to satisfy their obligations under the RFS program.  The scientific method of calculating these green house gas reductions has been a contentious issue.  Many in the ethanol industry were concerned that corn based ethanol would not meet the 20% green house gas reduction requirement based on certain parts of the environmental impact model that many in the ethanol industry believed was scientifically suspect.  However, RFS2 as adopted by the EPA provides that corn-based ethanol from modern ethanol production processes does meet the definition of a renewable fuel under the RFS program.  Many in the ethanol industry are concerned that certain provisions of RFS2 as adopted may disproportionately benefit ethanol produced from sugarcane.  This could make sugarcane based ethanol, which is primarily produced in Brazil, more competitive in the United States ethanol market.  If this were to occur, it could reduce demand for the ethanol that we produce.

In addition to RFS2 which included greenhouse gas reduction requirements, in 2009, California passed a Low Carbon Fuels Standard (LCFS).  The California LCFS requires that renewable fuels used in California must accomplish certain reductions in greenhouse gases which is measured using a lifecycle analysis, similar to RFS2.  Management believes that this lifecycle analysis is based on unsound scientific principles that unfairly harms corn based ethanol.  Management believes that these new regulations may preclude corn based ethanol from being used in California.  California represents a significant ethanol demand market.  If we are unable to supply ethanol to California, it could significantly reduce demand for the ethanol we produce.  Several lawsuits have been filed challenging the California LCFS.

Ethanol production in the United States benefits from various tax incentives.  The most significant of these tax incentives is the federal Volumetric Ethanol Excise Tax Credit (VEETC) which provides a volumetric ethanol excise tax credit of 4.5 cents per gallon of ethanol blended with gasoline at a rate of 10% (this is based on a total credit of 45 cents per gallon of ethanol blended).  VEETC is scheduled to expire on December 31, 2010.  If this tax credit is not renewed, it likely would have a negative impact on the price of ethanol and demand for ethanol in the marketplace.

Under current law, small ethanol producers are allowed a 10 cents per gallon, production income tax credit on up to 15 million gallons of production, annually. The credit, which is capped at $1.5 million per year per producer, is only available to small scale ethanol producers with an annual production capacity of no more than 60 million gallons per year. The credit can be claimed against the producer’s income tax liability.  The Small Ethanol Producer Tax Credit (“SEPTC”) is set to expire on December 31, 2010.  Legislation has been introduced in both the House of Representatives and the Senate which would extend the small ethanol producers and VEETC for five years, through the end of 2015.  If this credit is allowed to expired, it would likely have a negative impact on the price of ethanol and demand for ethanol in the marketplace.

In addition to the tax incentives, United States ethanol production is also benefited by a 54 cent per gallon tariff imposed on ethanol imported into the United States.  However, the 54 cent per gallon tariff is set to expire at the end of the 2010 calendar year.  Elimination of the tariff that protects the United States ethanol industry could lead to the importation of ethanol produced in other countries, especially in areas of the United States that are easily accessible by international shipping ports.  Ethanol imported from other countries may be a less expensive alternative to domestically produced ethanol and may affect our ability to sell our ethanol profitably.

Additionally, the EPA is considering allowing a blend of 15% ethanol and 85% gasoline (called E15) for use in standard vehicles.  Along with such change the EPA may restrict what vehicles can use E15 which may lead to gasoline retailers refusing to carry E15.  Further, the EPA may mandate labeling requirements for the E15 blend which may be unattractive to gasoline consumers and may result in decreased demand.  Management believes that if the EPA approves an increase in the ethanol blend rate for standard (non-flex fuel) vehicles, it could positively impact ethanol demand and ethanol prices.  Conversely, ethanol prices could decrease if additional ethanol supply capacity enters the market without corresponding increases in ethanol demand.  This could result if the EPA does not implement an increase in the ethanol blend rate and the ethanol industry reaches the blending wall of approximately 13.5 billion gallons of ethanol during our 2011 fiscal year.

Results of Operations for the Three Months Ended July 31, 2010

Our plant did not become operational until August 2009.  Accordingly, we do not yet have comparable income, production and sales data for the three months ended July 31, 2010, from the three months ended July 31, 2009, because we were not generating revenue for the three months ended July 31, 2009.  Consequently, we do not provide a comparison of our financial results between reporting periods in this report.  If you undertake your own comparison of our results for the three months ended July 31, 2010, and the three months ended July 31, 2009, it is important that you keep this in mind.

The following table shows the result of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the three months ended July 31, 2010.

	Three Months Ended July 31, 2010 (Unaudited)
Statement of Operations Data	Amount	Percent
Revenues	$23,691,592	100.00%

Cost of Goods Sold	22,441,106	94.7%

Gross Profit	1,250,486	5.3%

Operating Expenses	287,681	1.2%

Operating Profit	962,805	4.1%

Other Expense, net	(1,603,425)	(6.8)%

Net Loss	$(640,620)	(2.7)%

The following table shows the sources of our revenue for the three months ended July 31, 2010.

Revenue Sources	Amount	Percentage of Total Revenues

Ethanol Sales	$20,288,023	85.50%
Distillers Grains Sales	3,403,569	14.50%
Total Revenues	$23,691,592	100.0%

The following table shows additional data regarding production and price levels for our primary inputs and products for the three months ended July 31, 2010:

Additional Data	Three Months Ended July 31, 2010 (Unaudited)
Ethanol sold (gallons)	13,879,000 gallons
Dried distillers grains sold (tons)	35,000 tons
Modified distillers grains sold (tons)	1,720 tons
Ethanol average price per gallon	$1.48 per gallon (before marketing fees)
Dried distillers grains average price per ton	$96.88 (after freight, before marketing fees)
Modified distillers grains average price per ton	$44.15 (before marketing fees)
Average corn costs per bushel	$3.38

Revenues

Our revenues are derived from the sale of our ethanol and distillers grains.  We experienced an increase in the gallons of ethanol sold in the three month period ended July 31, 2010 as compared to the three month period ended April 30, 2010 and the three month period ended January 31, 2010.  We sold 13,879,000 gallons of ethanol during the three month period ended July 31, 2010 compared to 13,622,000 gallons and 13,315,000 gallons for the three months ended April 30, 2010 and January 31, 2010, respectfully.  The Company had total revenues of approximately

$23,692,000 for the three months ended July 31, 2010, compared to total revenues of approximately $23,221,000 for the three months ended April 30, 2010 and total revenues of approximately $27,735,000 for the three months ended January 31, 2010.  For the three months ended July 31, 2010, ethanol sales comprised approximately 85.50% of our revenues and distillers grains sales comprised approximately 14.50% percent of our revenues.

During the current fiscal year, ethanol prices were the highest in November 2009.  Management attributes the subsequent decreasing trend in ethanol prices to increased production of ethanol and steady demand.  The Company received an average price of $1.85 and $1.46 (before marketing fees) per gallon of ethanol sold during the three months ended January 31, 2010 and April 30, 2010 respectively, compared to an average price of $1.48 (before marketing fees) per gallon of ethanol sold during the three months ended July 31, 2010.  Increased ethanol prices during the last calendar quarter of 2009 allowed the ethanol industry to realize more favorable margins, resulting in many plants in the industry reporting a profit during that time period.  Management believes the increased margins led some idled ethanol plants to again commence production, which resulted in an increased supply of ethanol thereby decreasing the price of ethanol.  During the three months ended July 31, 2010, the Company had revenues from the sale of ethanol of approximately $20,288,000 compared to revenues of approximately $19,671,000 for the three months ended April 30, 2010 and revenues of approximately $24,385,000 from the sale of ethanol for the three months ended January 31, 2010.

Management anticipates that the price of ethanol may be stronger during the fourth fiscal quarter of our 2010 fiscal year as a result of slowly improving worldwide economics and continued strength in the sugar market resulting in less ethanol production in Brazil.  Additionally, if the EPA allows E15 for use in standard vehicles management believes it could positively impact ethanol demand and ethanol prices during our 2010 fiscal year.  Conversely, ethanol prices could decrease if additional ethanol supply capacity enters the market without corresponding increases in ethanol demand.  This could result if the EPA does not implement an increase in the ethanol blend rate and the ethanol industry reaches the blending wall of approximately 13.5 billion gallons of ethanol during our 2010 fiscal year.

Management also anticipates that our results of operations for our 2010 fiscal year may be affected by high corn prices, a surplus of ethanol, and volatility in the commodity markets. If plant operating margins remain low for an extended period of time, management anticipates that this could significantly impact our liquidity, especially if our raw material costs increase. Management believes the industry will need to continue to grow demand and further develop an ethanol distribution system to facilitate additional blending of ethanol and gasoline to offset the increased supply brought to the marketplace by additional production. Going forward, we are optimistic that ethanol demand will continue to grow and ethanol distribution will continue to expand as a result of the positive blend economics that currently exist once VEETC is accounted for by the gasoline refiners and blenders.  However, if VEETC is not renewed, it likely would have a negative impact on the price of ethanol and demand for ethanol in the marketplace.

The Company received revenues from the sale of its dried distillers grains of approximately $3,404,000 (after freight and marketing fees) for the three months ended July 31, 2010, compared to revenues of approximately $3,457,000 for the three months ended April 30, 2010 and revenues of approximately $3,253,000 for the three months ended January 31, 2010.  For the three months ended July 31, 2010, the Company received an average price of $96.88 (after freight but before marketing fees) per ton for the approximately 35,000 tons of dried distillers grains sold resulting in revenues of approximately $3,391,000 (before deducting marketing fees).  In comparison, the Company received an average price of $95.12 (after freight but before marketing fees) per ton for approximately 37,000 tons of dried distillers grains sold resulting in revenues of approximately $3,532,000 (before deducting marketing fees) for the three months ended April 30, 2010 and an average price of $98.88 (after freight but before marketing fees) per ton for approximately 34,000 tons of dried distillers grains sold resulting in revenues of approximately $3,332,000 (before deducting marketing fees) for the three months ended January 31, 2010.  Management believes that distillers grains prices will largely depend on corn and soybean prices.  If we experience significant decreases in corn and soybean prices, management anticipates that distillers grains prices will similarly decrease.  Recently, distillers grains prices have been decreasing.  Management believes these lower distillers grains prices are a result of an abundant supply of feed product available to livestock producers and continued economic distress in the livestock and dairy industries resulting in reduced animal numbers.

Cost of Goods Sold

Our costs of goods sold as a percentage of revenues were approximately 94.7% for the three months ended July 31, 2010 compared to 101.2% for the three months ended April 30, 2010 and 83.44% for the three months ended

January 31, 2010.  Our two largest costs of production are corn (73.59% of cost of goods sold for the three months ended July 31, 2010) and natural gas (8.45% of cost of goods sold for the three months ended July 31, 2010).

For the three months ended July 31, 2010, the Company paid an average price for corn of $3.38 per bushel, compared to an average price of $3.39 per bushel for the three months ended April 30, 2010 and an average price of $3.59 per bushel for the three months ended January 31, 2010.  Management anticipates that corn prices will remain steady for the next several months similar to corn prices experienced over the past few months but may decrease slightly during the Company’s fourth fiscal quarter if this year’s harvest is more normal than last year’s late harvest.  Despite the June flooding in the Midwest, the preliminary estimates by the USDA August 12, 2010 Crop Production report indicate that corn production is forecasted to produce the second largest corn crop in history at 12.3 billion bushels, which is down 6 percent from the record set in 2009, but up 17 percent from 2006.  If demand for corn increases significantly, such as from improved global economic conditions or from increased ethanol production in the United States due to the implementation of a 15% ethanol blend, we could experience increased corn prices.  Management does not anticipate having difficulty securing all the corn that it requires to operate the ethanol plant at capacity in the next 12 months.

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

The Company may chose to engage in hedging activities with respect to corn, natural gas or denaturant in the future. In such instance, the Company would recognize the gains or losses that result from the changes in the value of its derivative instruments in cost of goods sold as the changes occur. As corn, natural gas and denaturant prices fluctuate, the value of its derivative instruments would be impacted, which affects would affect the Company’s financial performance. Any future use of hedging by the Company may result in the volatility in the Company’s cost of goods sold due to the timing of the changes in value of the derivative instruments relative to the cost and use of the commodity being hedged.

Operating Expense

Our operating expenses as a percentage of revenues were 1.2% for the three months ended July 31, 2010, compared to 2.0% for the three months ended April 30, 2010 and 3.46% for the three months ended January 31, 2010, as a result of the ethanol facility operating more efficiently.  Operating expenses include salaries and benefits of administrative employees, insurance, taxes, professional fees and other general administrative costs.  Management is pursuing strategies to optimize efficiencies and maximize production.  These efforts may result in a decrease in our operating expenses on a per gallon basis.  However, because these expenses do not vary with the level of production at the plant, we expect our operating expenses to remain steady.

Operating Profit

We had a profit from operations for the three months ended July 31, 2010, of approximately 4.1% of our revenues.  For the three months ended July 31, 2010, we reported an operating profit of approximately $963,000, for the three months ended April 30, 2010, we reported an operating loss of approximately $728,000 and for the three months ended January 31, 2010, we reported an operating profit of approximately $3,631,000.  Our operating profit for the three months ended July 31, 2010 was the net result of our revenues exceeding our costs of goods sold and our operating expenses, as a result of an increase in revenues as the result of a slight increase in the average price per gallon of ethanol.

Other Income (Expense)

We had total other expense (net) for the three months ended July 31, 2010, of approximately $1,603,000 compared to other expense (net) of approximately $1,183,000 for the three months ended April 30, 2010 and approximately $1,147,000 for the three months ended January 31, 2010.  Our other expense for the three months ended July 31, 2010, consisted primarily of interest expense.  During the three months ending July 31, 2010, the interest rate swap liability incurred a market interest rate decrease.  The decrease in interest rates resulted in a loss of approximately $456,000 due to the fair value of the derivative liability increasing.

Results of Operations for the Nine Months Ended July 31, 2010

Our plant did not become operational until August 2009.  Accordingly, we do not yet have comparable income, production and sales data for the nine months ended July 31, 2010, from the nine months ended July 31, 2009, because we were not generating revenue for the nine months ended July 31, 2009.  Consequently we do not provide a comparison of our financial results between reporting periods in this report.  If you undertake your own comparison of our results for the nine months ended July 31, 2010, and the nine months ended July 31, 2009, it is important that you keep this in mind.

The following table shows the result of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the nine months ended July 31, 2010.

	Nine Months Ended July 31, 2010 (Unaudited)
Statement of Operations Data	Amount	Percent
Revenues	$74,647,203	100.00%

Cost of Goods Sold	69,073,711	92.5%

Gross Profit	5,573,492	7.5%

Operating Expenses	1,707,708	2.3%

Operating Profit	3,865,784	5.2%

Other Expense, net	(3,933,645)	(5.3)%

Net Loss	$(67,861)	(0.1)%

Revenues

Our revenues are derived from the sale of our ethanol and distillers grains.  For the nine months ended July 31, 2010, ethanol sales comprised approximately 86.07 percent of our revenues and distillers grains sales comprised approximately 13.93 percent of our revenues.

Cost of Goods Sold

Our costs of goods sold as a percentage of revenues were approximately 92.5% for the nine months ended July 31, 2010.  Our two largest costs of production are corn (73.31% of cost of goods sold for the nine months ended July 31, 2010) and natural gas (9.30% of cost of goods sold for the nine months ended July 31, 2010).

Operating Expense

Our operating expenses as a percentage of revenues were 2.3% for the nine months ended July 31, 2010.  We experienced a significant increase in our operating expenses for the nine months ended July 31, 2010, compared to the same period of 2009 primarily due to an increase in the number of employees employed as a result of our plant becoming fully operational.  Operating expenses include salaries and benefits of administrative employees, insurance, taxes, professional fees and other general administrative costs.  Management is pursuing strategies to optimize efficiencies and maximize production.  These efforts may result in a decrease in our operating expenses on a per gallon basis.  However, because these expenses do not vary with the level of production at the plant, we expect our operating expenses to remain steady.

Operating Profit

Our profit from operations for the nine months ended July 31, 2010, was approximately 5.2% of our revenues compared to a loss for the same period of 2009.  Our operating profit for the nine months ended July 31, 2010, was the net result of our revenues exceeding our costs of goods sold and our operating expenses.

Other Income (Expense)

We had total other expense (net) for the nine months ended July 31, 2010 of approximately $3,934,000 compared to other expense (net) of approximately $1,308,500 for the same period of 2009.  Our other expense for the nine months ended July 31, 2010, consisted primarily of interest expense.  For the nine months ended July 31, 2009, interest expense was capitalized during the time we were constructing the plant and therefore, it consisted primarily of loss on derivative instrument.  During the third quarter of 2010, the interest rate swap liability incurred a market interest rate decrease.  The decrease in interest rates resulted in a loss of approximately $406,000 due to the fair value of the derivative liability increasing.

Changes in Financial Condition for the Nine Months Ended July 31, 2010

The following table highlights the changes in our financial condition for the nine months ended July 31, 2010 from our previous fiscal year ended October 31, 2009:

	July 31, 2010	October 31, 2009
	(unaudited)
Current Assets	$10,879,618	$8,956,961
Current Liabilities	69,852,650	7,818,927
Long-Term Debt	0	62,712,332
Members’ Equity	43,148,311	43,193,168

Total and Current Assets.  Total assets were approximately $113,001,000 at July 31, 2010, compared to approximately $115,288,000 at October 31, 2009.  Current assets at July 31, 2010, increased from October 31, 2009 as a result of an increase in our cash on hand due to improved conditions in the ethanol market and an increase in our restricted cash due to the deposit of the remainder of our construction loan funds.  Additionally, we experienced an increase of approximately $627,000 in the value of our inventory at July 31, 2010 as compared to October 31, 2009.

Current Liabilities.  At July 31, 2010, the Company was out of compliance with certain financial covenant requirement provisions of its construction loan agreement with its primary lender.  The Company and its primary lender continue to cooperate and participate in discussions regarding the forbearance of the covenant violations of the construction loan agreement.  As of the date of this report the Company and its primary lender have discussed terms and conditions of a potential agreement, however the parties have not yet signed a final agreement relating to the forbearance or modification of the financial covenants.  As a result of a final agreement not yet being executed, the Company has reclassified the long-term debt related to the construction loan agreement as well as the capital lease agreement as current maturities.  As a result, our total current liabilities at July 31, 2010 were much larger as compared to October 31, 2009, as a result of the classification our long-term debt as current maturities.

Long-term Liabilities.  Long-term debt decreased from approximately $62,712,000 at October 31, 2009, to approximately $0 at July 31, 2010, due to the reclassification of our long-term debt as current maturities.

Liability and Capital Resources

Our primary source of liquidity include: (1) cash, (2) Long-Term Revolving Note, and (3) line of credit, which are discussed in greater detail below.  Based on financial forecasts performed by our management, we anticipate that we will have sufficient cash from our current credit facilities and cash from our operations to continue to operate the ethanol plant at capacity for the next 12 months.  However, as discussed in greater detail below the Company was out of compliance with certain financial covenant requirement provisions of its loan agreement with its primary lender.  Even though the Company has always been and remains current on principal and interest payments to its primary lender, pursuant to the terms of the loan agreement, the primary lender does have the right to accelerate the maturity of the debt outstanding.  In the event our primary lender exercised its right to accelerate the maturity of the debt outstanding under the loan agreements, the Company would not have adequate available cash to repay the amounts currently outstanding.  The Company and its primary lender are diligently working together to modify the loan agreement and the Company remains current on principal and interest payments to the primary lender and U.S. Bank, as well as all vendors and suppliers.  We did not have any amount outstanding on our line of credit as of July 31, 2010, and we had more than $3,111,000 in cash and cash equivalents as of July 31, 2010.

We do not currently anticipate any significant purchases of property and equipment that would require us to secure additional capital resources in the next 12 months.  However, management is currently installing an equalization tank in order to enhance the Company’s water treatment center.  This capital addition is expected to amount to $400,000, of which $351,000 has already been incurred.  Management continues to evaluate conditions in the ethanol industry and explore opportunities to improve the efficiency and profitability of our operations which may require more capital expenditures.

Additionally, in connection with the Company’s non-compliance with certain financial covenant requirement provisions of its construction loan agreement with its primary lender, the Company and its primary lender continue to participate in discussions regarding the forbearance of covenant violations as well as possible modifications to the construction loan agreement.  One of the potential modifications being discussed is the immediate pre-payment of the Long-Term Revolving Note.  The pre-payment of the Long-Term Revolving Note may be accomplished utilizing the Company’s cash on hand and/or additional capital resources secured by the Company.

The following table shows cash flows for the nine months ended July 31, 2010 and 2009:

	Nine Months Ended July 31
	2010	2009
Net cash provided by (used in) operating activities	$4,998,235	$(1,910,387)
Net cash used in investing activities	(1,256,130)	(45,019,895)
Net cash provided by (used in) financing activities	(2,520,452)	47,133,228

Cash Flow From Operations

We experienced a significant change in our cash flows from operations for the nine month period ended July 31, 2010, compared to the same period in 2009.  This change is related to our commencement of operations at our ethanol facility in August 2009, which provided for non-cash depreciation and amortization expenses of approximately $4,896,000, and cash generated from lower working capital amounts.  During the nine months ended July 31, 2010, our capital needs were being adequately met through cash from our operating activities and our credit facilities.

Cash Flow From Investing Activities

We used significantly less cash for investing activities for the nine month period ended July 31, 2010, as compared to 2009.  This decrease was primarily a result of the construction and completion of our ethanol plant during our 2009 fiscal year.  During the nine months ended July 31, 2010, we paid approximately $1,245,000 to pay down our construction payables that were outstanding at October 31, 2009.

Cash Flow From Financing Activities

We used cash in our financing activities in our nine months ended July 31, 2010, to pay down the line of credit and long-term debt as compared to the same period in 2009 when we were receiving proceeds from long-term debt for the construction of our ethanol plant.

Short-Term and Long-Term Debt Sources

On April 24, 2008, we entered into a Construction Loan Agreement (the “Agreement”) with First National Bank of Omaha of Omaha, Nebraska (“FNBO”) for the purpose of funding a portion of the cost of the ethanol plant.  Under the Agreement, FNBO agreed to loan us up to $61,000,000, consisting of a $50,400,000 Construction Loan, together with a $5,000,000 Revolving Loan, and $5,600,000 to support the issuance of letters of credit by FNBO.  As of July 31, 2010, the Company had issued $4,950,000 in letters of credit.

With construction complete and the ethanol plant commencing operations, the construction loan converted on February 26, 2010 to a $25,200,000 Fixed Rate Note, a $20,200,000 Variable Rate Note, a $5,000,000 Long-Term Revolving Note, and a $5,000,000 line of credit.

The Company and FNBO have been and continue to be engaged in cooperative discussions to forbear the actual and probable covenant violations of the Agreement.  Even though a formal agreement is not in place, the Company and FNBO have discussed terms and conditions of the prospective agreement. There is no assurance when any forbearance or amendment will be provided by FNBO.  However, Management believes that the prospective forbearance agreement and modification of the Agreement, will allow the Company to be in compliance with the Agreement until loan maturity. Consequently, as discussed above, the Company has reclassified as current maturities the principal balance of the Fixed Rate Note, Variable Rate Note and Long-Term Revolving Note payable as well as amounts owed under the capital lease agreement with U.S. Bank.  The Company has been and continues to be current on all payments with FNBO, its vendors and its suppliers.

Fixed Rate Note

The Fixed Rate Note was initially for $25,200,000 with a variable interest rate that is fixed with an interest rate swap.  We commenced making monthly principal payments on the Fixed Rate Note initially for approximately $145,000 plus accrued interest in March 2010.  Interest will accrue on the Fixed Rate Note at the greater of the one-month LIBOR Rate, in effect from time to time, plus 300 basis points or 4%.  The applicable interest rate was 4% at July 31, 2010.  However, the Company entered into an interest rate swap agreement which fixes the interest rate on the Fixed Rate Note at 7.6% until June 2014.  The Company entered into the fixed rate swap agreement to alter its exposure to the impact of changing interest rates on its results of operations and future cash outflows for interest.  A final balloon payment on the Fixed Rate Note of approximately $15,184,000 will be due February 26, 2015.

Variable Rate Note

The Variable Rate Note was initially for $20,200,000.  We commenced making monthly payments initially for approximately $147,000 plus accrued interest in March 2010.  Interest will accrue on the Variable Rate Note at the greater of the one-month LIBOR rate plus 350 basis points or 4%.  The applicable interest rate at July 31, 2010 was 4%.  A final balloon payment of approximately $14,807,000 will be due February 26, 2015.

Long-term Revolving Note

The Long-term Revolving Note was initially for $5,000,000.  The amount available on the Long-term Revolving Note will decline annually by the greater of $125,000 or 50% of the excess cash flow, as defined by the agreement.  The Long-term Revolving Note will accrue interest monthly at the greater of the one-month LIBOR plus 350 basis points, or 4% until maturity on February 26, 2015. The applicable interest rate at July 31, 2010 was 4%.

Line of Credit

The Company has a line of credit available equal to the amount of the Company’s Borrowing Base, with a maximum limit of $5,000,000.  The Company’s Borrowing Base will vary and may at times be less than $5,000,000.  The Company has maximum availability of $3,768,000 under the line of credit at July 31, 2010.  The Company’s line of credit accrues interest at the greater of the 90-day LIBOR plus 450 basis points or 5.5%, which was 5.5% at July 31, 2010.  The line of credit requires monthly interest payments.  In February 2010, Highwater signed an amendment to the Construction Loan Agreement to extend the maturity date of the line of credit to February 26, 2011.  As of July 31, 2010, there are no borrowings outstanding.

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

The Company is required to maintain at all times working capital of not less than $3,000,000.  Additionally, we are limited to annual capital expenditures of $1,000,000 without prior approval of FNBO.  We will also be prohibited from making distributions to our members of greater than 45% of our net income during any fiscal year if our interest coverage ratio (combined total liabilities to net worth) is greater than or equal to 1.1:1.0.  Also, the Company must maintain a fixed charge coverage ratio (earnings before interest, taxes, depreciation and amortization less taxes, less capital expenditures and less tax distributions and other permitted distributions compared to scheduled payments on the principal and interest of the construction loans, excluding any principal repaid on the Long-Term Revolving Note) of no less than 1.25:1.0.  The Company shall maintain a net worth (total assets less total liabilities and intangible assets) of not less than $44,775,000 measured annually.  The Company shall maintain a maximum leverage ratio (tangible book equity to total liabilities) of no greater than 1.65.  The financial covenant conditions under the Agreement as of July 31, 2010 are as follows:

Covenant Type	Compliance Dates	Covenant Requirements	Calculation as of July 31, 2010
Fixed Charge Coverage	Quarterly	No less than 1.25:1.00	0.88
Net Worth	Annually	$44,775,000	$41,592,000	*
Working Capital	Quarterly	No less than $3,000,000	$3,225,000	#
Maximum Leverage	Quarterly	No greater than 1.65:1.00	1.74

* Requirement as of October 31, 2010, net of any intangible costs including debt issuance costs of approximately $1,515,000 and receivables from members of approximately $41,000.

# Working Capital calculation is before reclassification of long-term debt to current liabilities

As of July 31, 2010, we failed to meet our fixed coverage charge and maximum leverage worth ratios. Additionally, due to the nature of the industry, there is a risk that we may be out of compliance with certain additional covenants when they are measured in subsequent periods.  In particular, the Company anticipates being out of compliance with the working capital and net worth covenants as of the fiscal year end October 31, 2010.  Management is currently in discussion with FNBO regarding the forbearance of the covenant violations of the Agreement, as well as possible modifications to future covenant requirements.  Current discussions include modification of the compliance thresholds for financial covenants, revision of scheduled maturities to interest only through maturity for a portion of the debt, an increase of the quarterly excess cash flow sweep and an immediate pre-payment of the Long-Term Revolving Note.  There is no assurance, however, when the forbearance or modifications will be provided by FNBO or that the Company will be able to comply with future financial covenants and obligations of the Agreement.  However, Management believes that the prospective forbearance and loan covenant modification agreement will allow the Company to remain in compliance with its revised financial covenants in the future.

Our failure to comply with the protective loan covenants or maintain the required financial ratios allows FNBO to exercise its rights and remedies under the Agreement.  The Company continues to work diligently with FNBO to modify the Agreement and remains current on principal and interest payments with FNBO, as well as all vendors and suppliers.

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

Pursuant to the terms of the Company’s lease arrangements with the City and U.S. Bank any violation of the Company’s financings agreements with FNBO results in a violation of the Company’s lease arrangements with the City and U.S. Bank.  Therefore, as a result of the Company’s non-compliance with the loan covenants as discussed above, the Company is not in compliance with the terms of its financing arrangements with the City and U.S. Bank.  The Company has reclassified the capital lease to current liabilities as U.S. Bank also has the right to exercise all rights and remedies available pursuant to the terms of its agreements as a result of the default with FNBO.  The Company has made and continues to make all of its scheduled payments to U.S. Bank.

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

On December 9, 2009, we received a Notice of Violation from the MPCA notifying us of alleged water treatment permit violations discovered by the MPCA staff during an inspection in September 2009.  On December 29, 2009, we received a Notice of Violation from the MPCA notifying us of alleged air emission permit violations discovered by the MPCA staff during an inspection in September 2009.  The Notices of Violation require us to take immediate corrective actions and provides us with an opportunity to respond to the alleged violations.  We have responded to the MPCA’s Notices of Violation and are in the process of rectifying the environmental and permitting concerns of MPCA.  We are currently negotiating with the MPCA regarding the Notices of Violation as management does not believe all of the alleged violations are warranted.  As a result of our negotiations with the MPCA, the Company has installed an equalization tank in order to provide a constant flow into the clarifier.  However, management anticipates additional purchases to increase the efficiency of the water treatment plant may be necessary.  Additionally, the Company may receive other sanctions from the MPCA.  Management believes that the Company will have enough money from operations to pay for any additional equipment or monetary fines.

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

In April 2008, we entered into an interest fixed rate swap agreement, which is a derivative instrument, in order to manage our exposure to the impact of changing interest rates.  The initial notional amount of the swap was $23,305,000.  The interest rate swap fixes the interest rate on the notional amount at 7.6% until June 2014, even though variable interest rates may be less than this rate.  The changes in the fair value of the interest rate swap are recorded currently in operations.  As of July 31, 2010, we had liabilities of approximately $2,535,000 related to the interest rate swap.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item.

Item 4.  Controls and Procedures.

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

Our management, including our Chief Executive Officer, Brian Kletscher (the Principal Executive Officer), along with our Chief Financial Officer, Mark Peterson (the Principal Financial Officer), have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a — 15(e) under the Exchange Act of 1934, as amended) as of July 31, 2010.  Based upon this review and evaluation, these officers have concluded that our disclosure controls and procedures were not effective.  This was due to material weaknesses that existed as of October 31, 2009 in the design or operation of our internal control over financial reporting that adversely affected our disclosure controls.

Changes in Internal Control over Financial Reporting

Our management, including our Principal Executive Officer and Principal Financial Officer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred during the fiscal quarter ended July 31, 2010.  Our management is in the process of addressing the above material weaknesses.  The Company has implemented procedures in which the Chief Executive Officer and the Chief Financial Officer review all incoming correspondence as well as all new or renewal contracts.  We are also developing a routing process for the proper distribution of information internally.  Management has already implemented several key parts of its plan and intends to have the program implemented by the end of fiscal 2010.  However, the material weaknesses will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

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

We have violated the terms of our credit agreements and financial covenants which could result in our lender demanding immediate repayment of our loans.  We have been involved in discussions with our primary lender, FNBO, regarding certain past and potential future non-compliance with our loan covenants that have resulted from our financial condition.  As of July 31, 2010, we were not in compliance with the fixed charge coverage and maximum leverage requirements of the construction loan agreement with FNBO.  Additionally, we anticipate being out of compliance with these and one or more additional covenants as of fiscal year end October 31, 2010.  Accordingly, we requested a waiver of the maximum leverage and fixed charge coverage covenants contained in the construction loan agreement.  We have also been working diligently with FNBO to modify the net worth covenant contained in the construction loan document as the Company does not anticipate being able to achieve compliance with the current net worth requirement.  FNBO has indicated its willingness to work with us; however, there is no assurance as to when the forbearance or modifications will be provided by FNBO.  FNBO has the right to demand immediate repayment, among other rights as a secured lender.  If FNBO exercised its right to accelerate the maturity of the debt outstanding under the construction loan agreement, we would not have adequate available cash to repay the amounts currently outstanding.

Additionally, as we are not in compliance with our loan covenants for FNBO, we have also violated the terms of our capital lease agreement with U.S. Bank.  U.S. Bank also has the right to demand immediate repayment, among other things as a secured lender.  If U.S. Bank exercised its right to accelerate the maturity of the debt outstanding under the capital lease agreement, we would not have adequate available cash to repay the amounts currently outstanding.

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

The California Low Carbon Fuel Standard may decrease demand for corn based ethanol which could negatively impact our profitability.  Recently, California passed a Low Carbon Fuels Standard (LCFS).  The California LCFS requires that renewable fuels used in California must accomplish certain reductions in greenhouse gases which are measured using a lifecycle analysis.  Management believes that these new regulations could preclude corn based ethanol produced in the Midwest from being used in California.  California represents a significant ethanol demand market.  If we are unable to supply ethanol to California, it could significantly reduce demand for the ethanol we produce.  Any decrease in ethanol demand could negatively impact ethanol prices which could reduce our revenues and negatively impact our ability to profitably operate the ethanol plant.

If the 54 cent per gallon tariff on imported ethanol expires at the end of the 2010 calendar year, it could negatively impact our profitability.  United States ethanol production is benefited by a 54 cent per gallon tariff imposed on ethanol imported into the United States.  However, the 54 cent per gallon tariff is set to expire at the end of the 2010 calendar year.  Elimination of the tariff that protects the United States ethanol industry could lead to the importation of ethanol produced in other countries, especially in areas of the United States that are easily accessible by international shipping ports.  Ethanol imported from other countries may be a less expensive alternative to domestically produced ethanol and may affect our ability to sell our ethanol profitably.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

Construction Loan Agreement

On April 24, 2008, we entered into a Construction Loan Agreement (the “Agreement”) with First National Bank of Omaha of Omaha, Nebraska (“FNBO”) for the purpose of funding a portion of the cost of the ethanol plant.  Upon completion of construction and the ethanol plant commencing operations, the Company’s construction loan with FNBO converted on February 26, 2010 to a $25,200,000 Fixed Rate Note, a $20,200,000 Variable Rate Note, a $5,000,000 Long-Term Revolving Note, and a $5,000,000 line of credit.

The Company is required to maintain a fixed charge coverage ratio (earnings before interest, taxes, depreciation and amortization less taxes, less capital expenditures and less tax distributions and other permitted distributions compared to scheduled payments on the principal and interest of the construction loans, excluding any principal repaid on the Long-Term Revolving Note) of no less than 1.25:1.0.  The Company shall maintain a net worth (total assets less total liabilities and intangible assets) of not less than $44,775,000 measured annually.  The Company shall maintain a maximum leverage ratio (tangible book equity to total liabilities) of no greater than 1.65.  The Company is also required to maintain at all times working capital of not less than $3,000,000.  The financial covenant conditions under the Agreement as of July 31, 2010 are as follows:

Covenant Type	Compliance Dates	Covenant Requirements	Calculation as of July 31, 2010
Fixed Charge Coverage	Quarterly	No less than 1.25:1.00	0.88
Net Worth	Annually	$44,775,000	$41,592,000	*
Working Capital	Quarterly	No less than $3,000,000	$3,225,000	#
Maximum Leverage	Quarterly	No greater than 1.65:1.00	1.74

* Requirement as of October 31, 2010, net of any intangible costs including debt issuance costs of approximately $1,515,000 and receivables from members of approximately $41,000.

# Working Capital calculation is before reclassification of long-term debt to current liabilities

As of July 31, 2010, we failed to meet our fixed coverage charge and maximum leverage worth ratios.  Furthermore, as a result of the reclassification of long-term debt to current liabilities we are also in violation of our working capital covenant. Additionally, due to the nature of the industry, there is a risk that we may be out of compliance with certain additional covenants when they are measured in subsequent periods.  In particular, the Company anticipates being out of compliance with the working capital and net worth covenants as of the fiscal year end October 31, 2010.  Management is currently in discussion with FNBO regarding the forbearance of the covenant violations of the Agreement, as well as possible modifications to future covenant requirements.  Management believes that the prospective forbearance and loan covenant modification agreement will allow the Company to remain in compliance with its revised financial covenants in the future.

Our failure to comply with the protective loan covenants or maintain the required financial ratios allows FNBO to exercise all of its rights and remedies, contained in the agreement.  The Company continues to work diligently with FNBO to modify the Agreement and remains current on principal and interest payments with FNBO, as well as all vendors and suppliers.

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

Pursuant to the terms of the Company’s lease arrangements with the City and U.S. Bank any violation of the Company’s financings agreements with FNBO results in a violation of the Company’s lease arrangements with the City and U.S. Bank.  Therefore, as a result of the Company’s non-compliance with the loan covenants as discussed above, the Company is not in compliance with the terms of its financing arrangements with the City and U.S. Bank.  The Company has reclassified the capital lease to current liabilities as U.S. Bank also has the right to exercise all of its rights and remedies contained in the lease arrangements as a result of the default with FNBO.  The Company has made and continues to make all of its scheduled payments to U.S. Bank.

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

HIGHWATER ETHANOL, LLC

Date:	September 20, 2010	/s/ Brian Kletscher
Brian Kletscher
Chief Executive Officer (Principal Executive Officer)

Date:	September 20, 2010	/s/ Mark Peterson
Mark Peterson
Chief Financial Officer (Principal Financial and Accounting Officer)