Form 10-K
period 2010-10-31
HIGHWATER ETHANOL LLC
filed 2011-02-03
CIK 1371451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒      Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended October 31, 2010

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes  ☒ No

As of April 30, 2010, the aggregate market value of the membership units held by non-affiliates (computed by reference to the most recent offering price of such membership units) was $47,350,000.  The Company is a limited liability company whose outstanding common equity is subject to significant restrictions on transfer under its Member Control Agreement.  No public market for common equity of Highwater Ethanol, LLC is established and it is unlikely in the foreseeable future that a public market for its common equity will develop.

As of January 22, 2011, there were 4,953 membership units outstanding.

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

AVAILABLE INFORMATION

Information is also available at our website at www.highwaterethanol.com, under “SEC Compliance,” which includes links to reports we have filed with the Securities and Exchange Commission. The contents of our website are not incorporated by reference in this Annual Report on Form 10-K.  The Securities and Exchange Commission also maintains an Internet site (http://www.sec.gov) through which the public can access our reports.

PART I

ITEM 1.  BUSINESS

Business Development

Highwater Ethanol, LLC (“we,” “our,” “Highwater Ethanol” or the “Company”) was formed as a Minnesota limited liability company organized on May 2, 2006, for the purpose of constructing, owning, and operating a 50 million gallon per year ethanol plant near Lamberton, Minnesota.  Since August 2009, we have been engaged in the production of ethanol and distillers grains at the plant.

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

Principal Products

The principal products we produce at the ethanol plant are ethanol and distillers grains.  Raw carbon dioxide is another co-product of the ethanol production process, although we currently do not capture or market carbon dioxide gas.

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

Approximately 86.6% of our total revenue was derived from the sale of ethanol during our fiscal year ended October 31, 2010.

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

Approximately 13.4% of our total revenue was derived from the sale of distillers grains during our fiscal year ended October 31, 2010.

Principal Product Markets

As described below in “Distribution Methods”, we market and distribute all of our ethanol and distillers grains through professional third party marketers.  Our ethanol and distillers grains marketers make all decisions with regard to where our products are marketed.  Our ethanol and distillers grains are primarily sold in the domestic market, however, as domestic production of ethanol and distillers grains continue to expand, we anticipate increased international sales of ethanol and distillers grains.  Currently, the United States ethanol industry exports a significant amount of distillers grains to Mexico, Canada and China.  Management anticipates that demand for distillers grains in the Asian market may continue to increase in the future as distillers grains are used in animal feeding operations in China.  During our fourth fiscal quarter of 2010, the ethanol industry experienced increased ethanol exports to Europe.  These ethanol exports benefited ethanol prices in the United States.  We anticipate that ethanol exports will remain consistent with the increased activity we saw in 2010 through our 2011 fiscal year.

While we believe that the nationally mandated usage of renewable fuels is currently driving domestic demand, we believe that an increase in voluntary usage will be necessary for the industry to continue its growth trend.  We expect that voluntary usage by blenders will occur only if the price of ethanol makes increased blending economical.  In addition, we believe that heightened consumer awareness and consumer demand for ethanol-blended gasoline may play an important role in growing overall ethanol demand and voluntary usage by blenders.  If blenders do not voluntarily increase the amount of ethanol blended into gasoline and consumer awareness does not increase, it is possible that additional ethanol supply will outpace demand and further depress ethanol prices.

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

Ethanol Distribution

We originally entered into a marketing agreement with Renewable Products Marketing Group, LLC (“RPMG”) in September 2006 for the purposes of marketing and distributing our ethanol.  We have decided to enter into a new member ethanol marketing agreement with RPMG in order to receive more favorable marketing fees offered by RPMG to its owners as well as to share in profits generated by RPMG.  This new agreement will become effective as of February 1, 2011.  Under this agreement, we will use a pooled marketing arrangement which means that the ethanol we produce is pooled with ethanol produced by other ethanol producers and marketed by RPMG.  We will furnish RPMG with an estimate of our ethanol production, which RPMG will pool with other participants in order to contract for the sale of such estimated production.  Determination of our share of the net revenue and allocation of expenses will be made according to the Corridor Netback Model as determined by RPMG.  Each month, RPMG will give the Company an estimate of the Netback Price per gallon of all ethanol that RPMG has committed to sell.  RPMG, on a weekly basis, will calculate and pay the Company on an average net 10-day basis an amount equal to the Estimated Netback Price for the preceding week multiplied by the number of gallons of ethanol delivered by the Company to RPMG for the period.  RPMG will reconcile the Estimated Netback Price to the Actual Netback Price on a monthly basis.  We have an exclusive marketing arrangement with RPMG where all of the ethanol we produce is marketed by RPMG.

We are also in the process of entering into a Contribution Agreement and a Member Control Agreement with RPMG whereby we will make a capital contribution and become a minority owner of RPMG which will also become effective as of February 1, 2011.  We anticipate our ownership interest in RPMG to continue to change in the future as RPMG admits new members and other members exit.  The marketing agreement would terminate if the Company ceases to be a member of RPMG.  In the event the marketing agreement is terminated, the Company would assume certain rail car leases.

Distillers Grain Distribution

We entered into a distillers grains marketing agreement with CHS, Inc. to market all our distillers grains we produce at the plant.  Under the agreement, CHS, Inc. will pay to us a price equal to 98% of the FOB plant price actually received by CHS, Inc. for all dried distillers grains removed by CHS, Inc. from our plant and a price equal to 96% of the FOB plant price actually received by CHS, Inc. for all of our wet distillers grains.  The initial term of our agreement with CHS, Inc. expired in August 2010.  However, the agreement will remain in effect unless otherwise terminated by either party with 120 days notice.  Under the agreement, CHS, Inc. will be responsible for all transportation arrangements for the distribution of our distillers grains.

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

Although the area surrounding the plant produces a significant amount of corn and we do not anticipate encountering problems sourcing corn, a shortage of corn could develop, particularly if there were an extended drought or other production problem.  Poor weather can be a major factor in increasing corn prices.  If the United States were to endure an entire growing season with poor weather conditions, it could result in significant and prolonged high corn prices.  Corn prices depend on several factors, including world supply and demand and the price of other commodities.  United States production of corn can be volatile as a result of a number of factors, the most important of which are weather, current and anticipated stocks, domestic and export prices and supports and the government’s current and anticipated agricultural policy.  The price of corn was volatile during our 2010 fiscal year and we anticipate that it will continue to be volatile in the future.  Increases in the price of corn significantly increase our cost of goods sold.  If these increases in cost of goods sold are not offset by corresponding increases in the prices we receive from the sale of our products, these increases in cost of goods sold can have a significant negative impact on our financial performance.

On January 14, 2011, the United States Department of Agriculture (USDA) reported corn estimates for 2010/11 decreased 93 million bushels to 12.477 million bushels with an average yield of 152.8 bushels per acre.  This decrease in yield outweighs an 183,000-acre increase in harvested area to 81.4 million acres.  According to the USDA, the 2009 corn crop totaled 13.110 billion bushels with an average yield of 164.7 bushels per acre.  Additionally, corn used for fuel alcohol production from September-November 2010 is estimated at 1.218 million bushels, up from 1.058 million bushels in the same period last year.  Record ethanol production in December 2010 indicated by the U.S. Energy Information Administration’s weekly data boosted first quarter corn use and resulted in a marketing year increase of corn used for fuel by 100 million bushels to 4.9 million.  As such, we expect continued volatility in the price of corn, which could significantly impact our cost of goods sold.

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

Risk Management Services

We entered into a Risk Management Agreement with John Stewart & Associates (“JS&A”) under which JS&A provided risk management and related services pertaining to grain hedging, grain pricing information and assistance in risk management as it pertains to ethanol and our co-products.  In exchange for JS&A’s risk management services, we paid JS&A a fee of $1,500 per month.  The term of this agreement was for one year and was terminated on August 1, 2010.

Natural Gas

Natural gas is an important input to our manufacturing process.  We use natural gas to dry our distillers grains products to moisture contents at which they can be stored for longer periods.  This allows the distillers grains we produce to be transported greater distances to serve broader livestock markets.  We estimate that our annual natural gas usage will be approximately 1,600,000 Million British Thermal Units and will constitute 10% to 15% of our annual total production costs.

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

We also entered into an energy management agreement with U.S. Energy Services, Inc. (“US Energy”) pursuant to which US Energy is providing us with the necessary natural gas management services.  Some of their services may include an economic comparison of distribution service options, negotiation and minimization of interconnect costs, submission of the necessary pipeline “tap” request, supplying the plant with and/or negotiating the procurement of natural gas, development and implementation of a price risk management plan targeted at mitigating natural gas price volatility and maintaining profitability, providing consolidated monthly invoices that reflect all natural gas costs.  In addition, US Energy is responsible for reviewing and reconciling all invoices.  In exchange for these services, we pay US Energy a monthly retainer fee of $3,431 for an initial contract term of 12 months.  If we decide to utilize US Energy’s hedging services in the future, we will have to pay an additional $0.01 per MMBTu administrative fee for physical or financial natural gas hedging.  Additional fees may apply for additional services and for time and travel.

Electricity

We require a significant amount of electrical power to operate the ethanol plant.  On June 28, 2007, we entered into an agreement for electric service with Redwood Electric Cooperative, Inc., (“Redwood”) for the purchase and delivery of electric power and energy necessary to operate our ethanol plant.  In exchange for its services, we pay Redwood a monthly facilities charge of approximately $11,775 plus Redwood’s standard electrical rates.  In addition, we agreed that in the event our ethanol plant does not continue to be operational for the entire term of the contract, we will reimburse Redwood for its expenses related to the installation of the facilities necessary to supply our electrical needs.  Upon execution of the agreement, we became a member of Redwood and are bound by its articles of incorporation and bylaws.  This agreement will remain in effect for ten years following the initial billing period.  In the event we wish to continue receiving electrical service from Redwood beyond the ten year period, we will need to enter into a new agreement with Redwood at least one year prior to the expiration of the initial ten year period.  If the agreement is terminated by either party for any reason prior to the expiration of the initial ten year period, we will be required to pay for the entire amount of the facility charge for the remainder of the initial ten year period.  Also, pursuant to this agreement, Highwater provided Redwood with a letter of credit in the amount of $700,000 at the expense of Highwater for the entire period of construction and continuing for a period of one year of commercial operation.  In the event that the Company does not remain solvent after one year of commercial operation, the letter of credit will remain in effect; provided, however, Redwood agrees to review the Company’s financing situation after each subsequent one year period has passed and if the Company establishes that it is solvent at any of those review dates, the letter of credit will be released.  In December 2010, Redwood’s Board of Directors voted to release the letter of credit as soon as all of the necessary paperwork can be completed.  As of January 12, 2011, the Company had received all of the necessary paperwork and the letter of credit was released.

Water

We require a significant supply of water.  We obtain water from a high capacity well.  We acquired all of the necessary permits required for our water usage.  In the calendar year of 2010, the Company reported to the Minnesota Department of Natural Resources water usage of 117,384,000 gallons or 2.15 gallons of water per 1 gallon of undenatured ethanol.  That is approximately 321,600 gallons per day.

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

Seasonality of Ethanol Sales

We experience some seasonality of demand for our ethanol.  Since ethanol is predominantly blended with conventional gasoline for use in automobiles, ethanol demand tends to shift in relation to gasoline demand.  As a result, we experience some seasonality of demand for ethanol in the summer months related to increased driving.  In addition, we experience some increased ethanol demand during holiday seasons related to increased gasoline demand.  We also experience decreased distillers grains demand during the summer months due to natural depletion in the size of cattle feed lots.

Working Capital

We primarily use our working capital for purchases of raw materials necessary to operate the ethanol plant.  Our primary source of working capital is income from our operations as well as our line of credit with our primary lender First National Bank of Omaha.  Our revolving line of credit provides available funds of up to $5,000,000.  As of October 31, 2010, there were no borrowings outstanding on the line of credit and the maximum availability was $5,000,000.  Our line of credit requires monthly interest payments and was payable in full in February 2010.  In February 2010, the Company signed an amendment to extend the maturity date to February 26, 2011. We expect to request an extension of the maturity date. However, there is no guarantee that the Bank will agree to an extension.

Dependence on One or a Few Major Customers

As discussed above, we have a marketing agreement with RPMG for the purpose of marketing and distributing our ethanol and have engaged CHS, Inc. for the purpose of marketing and distributing our distillers grains.  We expect to rely on RPMG for the sale and distribution of our ethanol and CHS, Inc. for the sale and distribution of our distillers grains.  Therefore, although there are other marketers in the industry, we expect to be highly dependent on RPMG and CHS, Inc. for the successful marketing of our products.  Any loss of RPMG or CHS, Inc. as our marketing agent for our ethanol and distillers grains, respectively, could have a significant negative impact on our revenues.

Competition

We are in direct competition with numerous ethanol producers, many of whom have greater resources than we do.  Following the significant growth in the ethanol industry during 2005 and 2006, the ethanol industry has grown at a much slower pace.  Management attributes the rapid growth during 2005 and 2006 with a very favorable spread between the price of ethanol and the cost of the raw materials to produce ethanol during that time period.  Management believes that currently, ethanol supply capacity exceeds ethanol demand.  This has resulted in some ethanol producers reducing production of ethanol or ceasing operations altogether.  As of November 11, 2010, the Renewable Fuels Association estimated that approximately 5% of the ethanol production capacity in the United States was idled.  This is down from earlier in 2009 when the idled capacity may have been as high as 20%.  As a result of this overcapacity, the ethanol industry has become increasingly competitive.  Since ethanol is a commodity product, competition in the industry is predominantly based on price.  Larger ethanol producers may be able to realize economies of scale in their operations that we are unable to realize.  This could put us at a competitive disadvantage to other ethanol producers.

At the end of 2008, VeraSun Energy, one of the largest ethanol producers in the United States at the time, filed for Chapter 11 Bankruptcy due in part to significant losses it experienced as a result of its raw material derivative positions.  VeraSun’s ethanol plants were auctioned during the Chapter 11 Bankruptcy process and nine of these plants were eventually purchased by Valero Renewable Fuels.  Currently, Valero Renewable Fuels owns 10 ethanol plants with capacity to produce approximately 1.13 billion gallons of ethanol annually.  This makes Valero Renewable Fuels one of the largest ethanol producers in the United States.  Additionally, the parent company of Valero Renewable Fuels is a gasoline blender, which gives Valero Renewable Fuels an established customer for the ethanol it produces which may allow Valero Renewable Fuels to be more competitive in the ethanol industry than we are able.  Should other oil companies become involved in the ethanol industry, it may be increasingly difficult for us to compete.  While we believe that we are a lower cost producer of ethanol, increased competition in the ethanol industry may make it more difficult to operate the ethanol plant profitably.

According to the Renewable Fuels Association, as of January 19, 2011, the most recent data available, the ethanol industry has grown to 204 production facilities in the United States with capacity to produce approximately 14.1 billion gallons of ethanol. Additionally, there are approximately 9 plants currently under construction or expansion with capacity to produce an additional 560 million gallons of ethanol.  The ethanol industry is continuing to experience a consolidation where a few larger ethanol producers are increasing their production capacities and are controlling a larger portion of the United States ethanol production.  The largest ethanol producers include Archer Daniels Midland, Green Plains Renewable Energy, POET, and Valero Renewable Fuels each of which are capable of producing significantly more ethanol than we produce.

The following table identifies the majority of the largest ethanol producers in the United States along with their production capacities.

U.S. FUEL ETHANOL PRODUCTION CAPACITY BY TOP PRODUCERS

Producers of Approximately 400 million gallons per year (mmgy) or more

Company	Current Capacity (mmgy)	Under Construction/ Expansions (mmgy)

POET Biorefining	1,629.0

Archer Daniels Midland	1,750.0

Valero Renewable Fuels	1,130.0

Green Plains Renewable Energy	657.0

Updated: January 19, 2011

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

Distillers Grains Competition

Ethanol plants in the Midwest produce the majority of distillers grains and primarily compete with other ethanol producers in the production and sale of distillers grains.  According to the Renewable Fuels Association’s Ethanol Industry Outlook 2010, ethanol plants produced 30.5 million metric tons of high-value livestock feed, distillers grains and corn gluten feed and meal in 2008/2009 and estimates 33 million metric tons in 2009/2010.  The amount of distillers grains produced is expected to increase significantly as the number of ethanol plants increase.

The primary customers of distillers grains are dairy and beef cattle, according to the Renewable Fuels Association’s Ethanol Industry Outlook 2010.  In recent years, an increasing amount of distillers grains have been used in the swine and poultry markets.  Numerous feeding trials show advantages in milk production, growth, rumen health and palatability over other dairy cattle feeds.  With the advancement of research into the feeding rations of poultry and swine, we expect these markets to expand and create additional demand for distillers grains; however, no assurance can be given that these markets will in fact expand, or if they do that, we will benefit from it.  Additionally, according to the Renewable Fuels Association’s Ethanol Industry Outlook 2010 distillers grains are gaining widespread acceptance as a high quality livestock feed component internationally.  Markets in Asia, Europe and elsewhere are opening their doors to distillers grains, creating a market for approximately 15% of all distillers grains produced today.

Governmental Regulation and Federal Ethanol Supports

Federal Ethanol Supports

The ethanol industry is dependent on several economic incentives to produce ethanol, including federal tax incentives and ethanol use mandates.  One significant federal ethanol support is the Renewable Fuels Standard (the “RFS”).  The RFS requires that in each year, a certain amount of renewable fuels be utilized in the United States.  The RFS is a national program that does not require that any renewable fuels be used in any particular area or state, allowing refiners to use renewable fuel blends in those areas where it is most cost-effective.  The RFS requirement increases incrementally each year until the United States is required to use 36 billion gallons of renewable fuels by 2022.  Starting in 2009, the RFS required that a portion of the RFS must be met by certain “advanced” biofuels, which are alternative biofuels produced without using corn starch such as cellulosic ethanol and biomass-based biodiesel, with 21 billion gallons of the mandated 36 billion gallons of renewable fuel required to come from advanced biofuels by 2022.  This requirement essentially caps the corn based ethanol volume at 15 billion gallons.

The RFS for 2010 was approximately 13 billion gallons, of which corn based ethanol could be used to satisfy approximately 12 billion gallons.  The RFS for 2011 is approximately 14 billion gallons, of which corn based ethanol can be used to satisfy approximately 12.6 billion gallons.  Current ethanol production capacity exceeds the 2011 RFS requirement which can be satisfied by corn based ethanol.

In February 2010, the EPA issued new regulations governing the RFS.  These new regulations have been called RFS2.  The most controversial part of RFS2 involves what is commonly referred to as the lifecycle analysis of green house gas emissions.  Specifically, the EPA adopted rules to determine which renewable fuels provided sufficient reductions in green house gases, compared to conventional gasoline, to qualify under the RFS program.  RFS2 establishes a tiered approach, where regular renewable fuels are required to accomplish a 20% green house gas reduction compared to gasoline, advanced biofuels and biomass-based biodiesel must accomplish a 50% reduction in green house gases, and cellulosic biofuels must accomplish a 60% reduction in green house gases.  Any fuels that fail to meet this standard cannot be used by fuel blenders to satisfy their obligations under the RFS program.  The scientific method of calculating these green  house gas reductions has been a contentious issue.  Many in the ethanol industry were concerned that corn based ethanol would not meet the 20% green house gas reduction requirement based on certain parts of the environmental impact model that many in the ethanol industry believed was scientifically suspect.  However, RFS2 as adopted by the EPA provides that corn-based ethanol from modern ethanol production processes does meet the definition of renewable fuel under the RFS program.  Our ethanol plant was grandfathered into the RFS due to the fact that construction had commenced prior to the effective date of the lifecycle green house gas requirement and is not required to prove compliance with the lifecycle green house gas reductions.  Additionally, many in the ethanol industry are concerned that certain provisions of RFS2 as adopted may disproportionately benefit ethanol produced from sugarcane.  This could make sugarcane based ethanol, which is primarily produced in Brazil, more competitive in the United States ethanol market.  If this were to occur, it could reduce demand for the ethanol that we produce.

Many in the ethanol industry believe that it will be difficult to meet the RFS requirement in coming years without allowing higher percentage blends of ethanol to be used in conventional automobiles.  Currently, ethanol is blended with conventional gasoline for use in standard vehicles to create a blend which is 10% ethanol and 90% gasoline.  Estimates indicate that approximately 135 billion gallons of gasoline are sold in the United States each year.  Assuming that all gasoline in the United States is blended at a rate of 10% ethanol and 90% gasoline, the maximum demand for ethanol is 13.5 billion gallons per year.  This is commonly referred to as the “blending wall,” which represents a theoretical limit where more ethanol cannot be blended into the national gasoline pool.  This is a theoretical limit because it is believed that it would not be possible to blend ethanol into every gallon of gasoline that is being used in the United States and it discounts the possibility of additional ethanol used in higher percentage blends such as E85 used in flex fuel vehicles.  Many in the ethanol industry believe that we will reach this blending wall in 2011, since the RFS requirement for 2011 is 14 billion gallons, much of which will come from ethanol.  The RFS mandate requires that 36 billion gallons of renewable fuels be used each year by 2022 which equates to approximately 27% renewable fuels used per gallon of gasoline sold.  In order to meet the RFS mandate and expand demand for ethanol, management believes higher percentage blends of ethanol must be utilized in conventional automobiles.

Such higher percentage blends of ethanol have continued to be a contentious issue.  Recently, the EPA allowed the use of E15, gasoline which is blended at a rate of 15% ethanol and 85% gasoline, in vehicles manufactured in the model year 2007 and later as well as for cars and light duty trucks manufactured in the model years between 2001 and 2006.  Management believes that many gasoline retailers will refuse to provide E15 due to the fact that not all standard vehicles will be allowed to use E15 and due to the labeling requirements the EPA may impose.  The EPA is considering instituting labeling requirements associated with E15 which may unfairly discourage consumers from purchasing E15.  Additionally, according to EPA estimates, flex-fuel vehicles make up only 7.3 million of the 240 million vehicles on the nation’s roads and there are only about 2,000 E85 pumps in the United States.  As a result, the approval of E15 may not significantly increase demand for ethanol.  In addition to E15, the ethanol industry is pushing the use of an intermediate blend of 12% ethanol and 88% gasoline called E12.  Management believes that E12 may be more beneficial to the ethanol industry than E15 because many believe that E12 could be approved for use in all standard vehicles.  Management believes this will make it easier for retailers to supply E12 compared to E15, unless E15 is approved for use in all standard vehicles.  Two lawsuits were filed on November 9, 2010, by representatives of the food industry and the petroleum industry challenging the EPA’s approval of E15.  It is unclear what effect these lawsuits will have on the implementation of E15 in the United States retail gasoline market.

In addition to the RFS, the ethanol industry depends on the Volumetric Ethanol Excise Tax Credit (“VEETC”).  VEETC provides a volumetric tax credit of 4.5 cents per gallon of gasoline that contains at least 10% ethanol.  VEETC was recently renewed until December 31, 2011.  If this tax credit is not renewed beyond December 31, 2011, it likely would have a negative impact on the price of ethanol and demand for ethanol in the market due to reduced discretionary blending of ethanol.  Discretionary blending is when gasoline blenders use ethanol to reduce the cost of blended gasoline.  However, due to the RFS, we anticipate that demand for ethanol will continue to mirror the RFS requirement, even if the VEETC is not renewed past 2011.  If the RFS is reduced or eliminated, the decrease in demand for ethanol related to the elimination of VEETC may be more substantial.

The USDA recently announced that it will provide financial assistance to help implement more “blender pumps” in the United States in order to increase demand for ethanol and to help offset the cost of introducing mid-level ethanol blends into the United States retail gasoline market.  A blender pump is a gasoline pump that can dispense a variety of different ethanol/gasoline blends.  Blender pumps typically can dispense E10, E20, E30, E40, E 50 and E85.  These blender pumps accomplish these different ethanol/gasoline blends by internally mixing ethanol and gasoline which are held in separate tanks at the retail gas stations.  Many in the ethanol industry believe that increased use of blender pumps will increase demand for ethanol by allowing gasoline retailers to provide various mid-level ethanol blends in a cost effective manner and allowing consumers with flex-fuel vehicles to purchase more ethanol through these mid-level blends.  However, blender pumps cost approximately $25,000 each, so it may take time before they become widely available in the retail gasoline market.

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

In late 2009, California passed a Low Carbon Fuel Standard (LCFS).  The California LCFS requires that renewable fuels in California must accomplish certain reductions in green house gases, which is measured using a lifecycle analysis, similar to RFS2.  Management believes that this lifecycle analysis is based on unsound scientific principles that unfairly harms corn based ethanol.  Management believes that these new regulations will preclude corn based ethanol from being used in California.  California represents a significant ethanol demand market.  If we are unable to supply ethanol to California, it could significantly reduce demand for the ethanol we produce.  Currently, several lawsuits have been filed challenging the California LCFS.

United States ethanol production is currently benefited by a 54 cent per gallon tariff imposed on ethanol imported into the United States.  The 54 cent per gallon tariff was recently extended until December 31, 2011.  If this tariff is eliminated, it could lead to the importation of ethanol produced in other countries, especially in areas of the United States that are easily accessible by international shipping ports.  Ethanol imported from other countries may be a less expensive alternative to domestically produced ethanol and may affect our ability to sell our ethanol profitably.

Cost of Compliance with Environmental Laws

We are subject to extensive air, water and other environmental regulations and we were required to obtain a number of environmental permits to construct and operate the ethanol plant.  We have obtained all of the necessary permits to operate the plant.  Although we have been successful in obtaining all of the permits currently required, any retroactive change in environmental regulations, either at the federal or state level, could require us to obtain additional or new permits or spend considerable resources in complying with such regulations.  Additionally, any changes that are made to the ethanol plant or its operations must be reviewed to determine if amended permits need to be obtained in order to implement these changes.

The National Pollutant Discharge Elimination System/State Disposal System (NPDES/SDS) permit, which regulates the water treatment, water disposal and stormwater systems at the facility, requires renewal every five years.  We will be required to submit a renewal application to the Minnesota Pollution Control Agency (“MPCA”) in 2012.  The Company has retained Mike Valentine & Associates and Barr Engineering to prepare the Company’s permits for renewal in May 2012.  The Company anticipates submitting the renewal requests in February 2011.

On December 9, 2009, we received a Notice of Violation from the MPCA notifying us of alleged water treatment permit violations discovered by the MPCA staff during an inspection in September 2009.  On December 29, 2009, we received a Notice of Violation from the MPCA notifying us of alleged air emission permit violations discovered by the MPCA staff during an inspection in September 2009.  The Notices of Violation require us to take immediate corrective actions and provides us with an opportunity to respond to the alleged violations.  We have responded to the MPCA’s Notices of Violation and are in the process of rectifying the environmental and permitting concerns of MPCA.  We are currently negotiating with the MPCA regarding the Notices of Violation as management does not believe all of the alleged violations are warranted.  As a result of our negotiations with the MPCA, the Company has installed an equalization tank in order to provide a constant flow into the clarifier.  In the fiscal year ended October 31, 2010, we incurred costs and expenses of approximately $440,000 related to the installation of the equalization tank.  However, management anticipates additional purchases to increase the efficiency of the water treatment plant may be necessary.  Additionally, the Company may receive other sanctions from the MPCA.  Management believes that the Company will have enough money from operations to pay for any additional equipment or monetary fines.

In the fiscal year ended October 31, 2010, we incurred costs and expenses of approximately $47,332 complying with environmental laws, including the cost of modifying the permit for our waste water treatment facility and obtaining other permits.  Although we have been successful in obtaining all of the permits currently required, any retroactive change in environmental regulations, either at the federal or state level, could require us to obtain additional or new permits or spend considerable resources in complying with such regulations.

Employees

As of October 31, 2010, we had 40 employees.  Approximately ten of these employees are involved primarily in management and administration.  The remaining employees are involved primarily in plant operations.  We do not currently anticipate any significant change in the number of employees at our plant.

Financial Information about Geographic Areas

All of our operations are domiciled in the United States.  All of the products sold to our customers for fiscal years 2010 and 2009 were produced in the United States and all of our long-lived assets are domiciled in the United States.  We have engaged third-party professional marketers who decide where our products are marketed and we have no control over the marketing decisions made by our third-party professional marketers.  These third-party marketers may decide to sell our products in countries other than the United States.  However, we anticipate that our products will primarily be marketed and sold in the United States.

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

Ethanol production requires substantial amounts of corn. Generally, higher corn prices will produce lower profit margins and, therefore, negatively affect our financial performance.  Corn prices can be volatile and can increase significantly in a short period of time.  If a period of high corn prices were to be sustained for some time, such pricing may reduce our ability to operate profitably because of the higher cost of operating our plant.  We may not be able to offset any increase in the price of corn by increasing the price of our products.  If we cannot offset increases in the price of corn, our financial performance may be negatively affected.

The prices for and availability of natural gas are subject to volatile market conditions.  These market conditions often are affected by factors beyond our control such as higher prices as a result of colder than average weather conditions or natural disasters, overall economic conditions and foreign and domestic governmental regulations and relations.  Significant disruptions in the supply of natural gas could impair our ability to manufacture ethanol and more significantly, distillers grains for our customers.  Furthermore, increases in natural gas prices or changes in our natural gas costs relative to natural gas costs paid by competitors may adversely affect our results of operations and financial condition.  In the future, we may seek to minimize the risks from fluctuations in the prices of corn using hedging instruments.  However, these hedging transactions also involve risks to our business.  See “Risks Relating to Our Business — We may engage in hedging transactions in the future which involve risks that could harm our business.”  If we were to experience relatively higher corn costs compared to the selling prices of our products for an extended period of time, our financial performance may suffer.

Declines in the price of ethanol or distillers grains would significantly reduce our revenues. The sales prices of ethanol and distillers grains can be volatile as a result of a number of factors such as overall supply and demand, the price of gasoline and corn, levels of government support, and the availability and price of competing products.  We are dependent on a favorable spread between the price we receive for our ethanol and distillers grains and the price we pay for corn and natural gas.  Any lowering of ethanol and distillers grains prices, especially if it is associated with increases in corn and natural gas prices, may affect our ability to operate profitably.  We anticipate the price of ethanol and distillers grains to continue to be volatile in our 2011 fiscal year as a result of the net effect of changes in the price of gasoline and corn prices and increased ethanol supply offset by increased ethanol demand.  Declines in the prices we receive for our ethanol and distillers grains will lead to decreased revenues and may result in our inability to operate the ethanol plant profitably for an extended period of time which could decrease the value of our units.

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

The ethanol industry is an industry that is changing rapidly which can result in unexpected developments that could negatively impact our operations.  The ethanol industry has grown significantly in the last decade.  According to the Renewable Fuels Association, the ethanol industry has grown from approximately 1.5 billion gallons of production per year in 1999 to more than 13 billion gallons in 2010.  This rapid growth has resulted in significant shifts in supply and demand of ethanol over a very short period of time.  As a result, past performance by the ethanol plant or the ethanol industry generally might not be indicative of future performance.  We may experience a rapid shift in the economic conditions in the ethanol industry which may make it difficult to operate the ethanol plant profitably.  If changes occur in the ethanol industry that may make it difficult for us to operate the ethanol plant profitably.

The price of distillers grains may decline as a result of China’s antidumping investigation of distillers grains originating in the United Sates.  Estimates indicate that as much as 10 to 15 percent of the distillers grains produced in the United States will be exported to China in the coming year.  However, this export market may be jeopardized if the Chinese government imposes trade barriers in response to the outcome of an antidumping investigation currently being conducted by the Chinese Ministry of Commerce.   If producers and exporters of distillers grains are subjected to trade barriers when selling distillers grains to Chinese customers there may be a reduction in the price of distillers grains in the United States.  Declines in the price we receive for our distillers grains will lead to decreased revenues and may result in our inability to operate the ethanol plant profitably.

We engage in hedging transactions which involve risks that could harm our business.  We are exposed to market risk from changes in commodity prices.  Exposure to commodity price risk results from our dependence on corn and natural gas in the ethanol production process.  We seek to minimize the risks from fluctuations in the prices of corn and ethanol through the use of hedging instruments.  The effectiveness of our hedging strategies is dependent on the price of corn and ethanol and our ability to sell sufficient products to use all of the corn for which we have futures contracts.  Our hedging activities may not successfully reduce the risk caused by price fluctuation which may leave us vulnerable to high corn prices. Alternatively, we may choose not to engage in hedging transactions in the future and our operations and financial conditions may be adversely affected during periods in which corn and/or natural gas prices increase.

Price movements in corn and ethanol contracts are highly volatile and are influenced by many factors that are beyond our control.  There are several variables that could affect the extent to which our derivative instruments are impacted by price fluctuations in the cost of corn.  However, it is likely that commodity cash prices will have the greatest impact on the derivative instruments with delivery dates nearest the current cash price.  We may incur such costs and they may be significant which could impact our ability to profitably operate the plant and may reduce the value of our units.

Our business is not diversified.  Our success depends largely on our ability to profitably operate our ethanol plant. We do not have any other lines of business or other sources of revenue if we are unable to operate our ethanol plant and manufacture ethanol and distillers grains.  If economic or political factors adversely affect the market for ethanol or distillers grains, we have no other line of business to fall back on. Our business would also be significantly harmed if the ethanol plant could not operate at full capacity for any extended period of time.

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

Risks Related to Ethanol Industry

Demand for ethanol may not continue to grow unless ethanol can be blended into gasoline in higher percentage blends for conventional automobiles.  Currently, ethanol is blended with conventional gasoline for use in standard (non-flex fuel) vehicles to create a blend which is 10% ethanol and 90% conventional gasoline.  Estimates indicate that approximately 135 billion gallons of gasoline are sold in the United States each year.  Assuming that all gasoline in the United States is blended at a rate of 10% ethanol and 90% gasoline, the maximum demand for ethanol is 13.5 billion gallons.  This is commonly referred to as the “blending wall,” which represents a theoretical limit where more ethanol cannot be blended into the national gasoline pool.  Many in the ethanol industry believe that the ethanol industry is approaching this blending wall.  In order to expand demand for ethanol, higher percentage blends of ethanol must be utilized in conventional automobiles.  Such higher percentage blends of ethanol have recently become a contentious issue.  Automobile manufacturers and environmental groups have fought against higher percentage ethanol blends.  Recently, the EPA approved the use of E15 for standard vehicles produced in model year 2007 and later as well as for cars and light duty trucks produced between model years 2001 and 2006.  However the EPA is also expected to introduce E15 labeling requirements which may cause consumers to avoid using E15.  The fact that E15 has not been approved for use in all vehicles and the anticipated labeling requirements may lead gasoline retailers to refuse to carry E15.  Without an increase in the allowable percentage blends of ethanol, demand for ethanol may not continue to increase which could decrease the selling price of ethanol and could result in our inability to operate the ethanol plant profitably.

The California Low Carbon Fuel Standard may decrease demand for corn based ethanol which could negatively impact our profitability.  Recently, California passed a Low Carbon Fuel Standard (LCFS).  The California LCFS requires that renewable fuels used in California must accomplish certain reductions in greenhouse gases which are measured using a lifecycle analysis.  Management believes that these new regulations could preclude corn based ethanol produced in the Midwest from being used in California.  California represents a significant ethanol demand market.  If we are unable to supply ethanol to California, it could significantly reduce demand for the ethanol we produce.  While implementation of the California LCFS has recently been delayed, any decrease in ethanol demand as a result of these regulations could negatively impact ethanol prices which could reduce our revenues and negatively impact our ability to profitably operate the ethanol plant.

Technology advances in the commercialization of cellulosic ethanol may decrease demand for corn based ethanol which may negatively affect our profitability.  The current trend in ethanol production research is to develop an efficient method of producing ethanol from cellulose-based biomass, such as agricultural waste, forest residue, municipal solid waste, and energy crops. This trend is driven by the fact that cellulose-based biomass is generally cheaper than corn, and producing ethanol from cellulose-based biomass would create opportunities to produce ethanol in areas which are unable to grow corn.  The Energy Independence and Security Act of 2007 and the 2008 Farm Bill offer a strong incentive to develop commercial scale cellulosic ethanol.  The RFS requires that 16 billion gallons per year of advanced bio-fuels must be consumed in the United States by 2022.  Additionally, state and federal grants have been awarded to several companies who are seeking to develop commercial-scale cellulosic ethanol plants.  We expect this will encourage innovation that may lead to commercially viable cellulosic ethanol plants in the near future.  If an efficient method of producing ethanol from cellulose-based biomass is developed, we may not be able to compete effectively. If we are unable to produce ethanol as cost-effectively as cellulose-based producers, our ability to generate revenue and our financial condition will be negatively impacted.

New plants under construction or decreases in the demand for ethanol may result in excess production capacity in our industry.  The supply of domestically produced ethanol is at an all-time high.  According to the Renewable Fuels Association, as of January 19, 2011, there are 204 ethanol plants in the United States with capacity to produce more than 14.1 billion gallons of ethanol per year.  In addition, there are approximately 9 new ethanol plants under construction or expanding which together are estimated to increase ethanol production capacity by approximately 560 million gallons per year.  Excess ethanol production capacity may have an adverse impact on our results of operations, cash flows and general financial condition.  According to the Renewable Fuels Association, approximately 5% of the ethanol production capacity in the United States was idled as of November 11, 2010.  During the early part of 2009 when the ethanol industry was experiencing unfavorable operating conditions, as much as 20% of the ethanol production in the United States may have been idled.  Further, demand for ethanol may not increase past approximately 13 billion gallons of ethanol due to the blending wall unless higher percentage blends of ethanol are approved by the EPA.  If the demand for ethanol does not grow at the same pace as increases in supply, we expect the selling price of ethanol to decline.  If excess capacity in the ethanol industry continues to occur, the market price of ethanol may decline to a level that is inadequate to generate sufficient cash flow to cover our costs.  This could negatively affect our profitability.

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

Growth in the ethanol industry is dependent on growth in the fuel blending infrastructure to accommodate ethanol, which may be slow and could result in decreased demand for ethanol.  The ethanol industry depends on the fuel blending industry to blend the ethanol that is produced with gasoline so it may be sold to the end consumer.  In many parts of the country, the blending infrastructure cannot accommodate ethanol, so no ethanol is used in those markets.  Substantial investments are required to expand this blending infrastructure and the fuel blending industry may choose not to expand the blending infrastructure to accommodate ethanol.  Should the ability to blend ethanol not expand at the same rate as increases in ethanol supply, it may decrease the demand for ethanol which may lead to a decrease in the selling price of ethanol which could impact our ability to operate profitably.

We operate in an intensely competitive industry and compete with larger, better financed entities which could impact our ability to operate profitably.  There is significant competition among ethanol producers.  There are numerous producer-owned and privately-owned ethanol plants planned and operating throughout the Midwest and elsewhere in the United States.  We also face competition from outside of the United States.  The largest ethanol producers include Archer Daniels Midland, Green Plains Renewable Energy, POET, and Valero Renewable Fuels, all of which are each capable of producing significantly more ethanol than we produce.  Further, many believe that there will be further consolidation occurring in the ethanol industry in the future which will likely lead to a few companies which control a significant portion of the ethanol production market.  We may not be able to compete with these larger entities.  These larger ethanol producers may be able to affect the ethanol market in ways that are not beneficial to us which could negatively impact our financial performance.

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

Risks Related to Regulation and Governmental Action

If the Federal Volumetric Ethanol Tax Credit (“VEETC”) expires on December 31, 2011, it could negatively impact our profitability.  The ethanol industry is benefited by VEETC which is a federal excise tax credit of 4.5 cents per gallon of ethanol blended with gasoline at a rate of at least 10%.  The VEETC was recently extended for one year.  This excise tax credit is set to expire on December 31, 2011.  We believe that VEETC positively impacts the price of ethanol.  On December 31, 2009, the biodiesel blenders’ credit that benefits the biodiesel industry was allowed to expire.  This resulted in the biodiesel industry significantly decreasing biodiesel production because the price of biodiesel without the tax credit was not competitive with the cost of petroleum based diesel.  If VEETC is allowed to expire, it could negatively impact the price we receive for our ethanol and could negatively impact our profitability.

Government incentives for ethanol production, including federal tax incentives, may be eliminated in the future, which could hinder our ability to operate at a profit.  The ethanol industry is assisted by various federal ethanol production and tax incentives, including the Renewable Fuel Standard (RFS).  The RFS helps support a market for ethanol that might disappear without this incentive; as such, waiver of RFS minimum levels of renewable fuels required in gasoline could negatively impact our results of operations.

In addition, the elimination or reduction of tax incentives to the ethanol industry, such as the VEETC available to gasoline refiners and blenders, could also reduce the market demand for ethanol, which could reduce ethanol prices and our revenues. If the federal tax incentives are eliminated or sharply curtailed, we believe that decreased demand for ethanol will result, which could negatively impact our ability to operate profitably.

Also, elimination of the tariffs that protect the United States ethanol industry could lead to the importation of ethanol produced in other countries, especially in areas of the United States that are easily accessible by international shipping ports.  The tariff that protects the United States ethanol industry expires at the end of 2011, which could lead to increased ethanol supplies and decreased ethanol prices.

Changes in environmental regulations or violations of these regulations could be expensive and reduce our profitability.  We are subject to extensive air, water and other environmental laws and regulations.  In addition, some of these laws require our plant to operate under a number of environmental permits. These laws, regulations and permits can often require expensive pollution control equipment or operational changes to limit actual or potential impacts to the environment.  A violation of these laws and regulations or permit conditions can result in substantial fines, damages, criminal sanctions, permit revocations and/or plant shutdowns.  In the future, we may be subject to legal actions brought by environmental advocacy groups and other parties for actual or alleged violations of environmental laws or our permits.  In December 2009, we received Notices of Violation from the MPCA notifying us of alleged violations discovered by the MPCA staff during an inspection in September 2009.  The Notices of Violation require us to take immediate corrective actions and provides us with an opportunity to respond to the alleged violations.  We have responded to the MPCA’s Notices of Violation and are in the process of rectifying the environmental and permitting concerns of MPCA.  We are currently negotiating with the MPCA regarding the Notices of Violation as management does not believe all of the alleged violations are warranted.  As a result of our negotiations with the MPCA, the Company has installed an equalization tank in order to provide a constant flow into the clarifier.  However, management anticipates additional purchases to increase the efficiency of the water treatment plant may be necessary.  Additionally, the Company may receive other sanctions from the MPCA.  Management believes that the Company will have enough money from operations to pay for any additional equipment or monetary fines.  Additionally, any changes in environmental laws and regulations, both at the federal and state level, could require us to spend considerable resources in order to comply with future environmental regulations. The expense of compliance could be significant enough to reduce our profitability and negatively affect our financial condition.

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

All of our tangible and intangible property, real and personal, serves as the collateral for our debt financing with First National Bank of Omaha as well as collateral for our equipment lease agreement with the City of Lamberton, Minnesota. Our senior credit facility and our equipment lease are discussed in more detail under “MANAGEMENT’S DISCUSSION AND ANALYSIS — Liquidity and Capital Resources.”

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

ITEM 4.  (REMOVED AND RESERVED).

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED MEMBER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

As of October 31, 2010, we have approximately 4,953 membership units outstanding and approximately 1,457 unit holders of record.  There is no public trading market for our membership units.

We have, however, established through Alerus Securities a Unit Trading Bulletin Board, a private online matching service, in order to facilitate trading among our members.  The Unit Trading Bulletin Board has been designed to comply with federal tax laws and IRS regulations establishing a “qualified matching service,” as well as stated and federal securities laws.  Our Unit Bulletin Board consists of an electronic bulletin board that provides a list of interested buyers with a list of interested sellers, along with their non-firm price quotes.  The Unit Trading Bulletin Board does not automatically affect matchers between potential sellers and buyers and it is the sole responsibility of sellers and buyers to contact each other to make a determination as to whether an agreement to transfer units may be reached.  We do not become involved in any purchase or sale negotiations arising from our Unit Trading Bulletin Board and have no role in effecting the transactions beyond approval, as required under our member control agreement, and the issuance of new certificates.  We do not give advice regarding the merits or shortcomings of any particular transaction.  We do not receive, transfer or hold funds or securities as an incident of operating the Unit Trading Bulletin Board.  We do not receive any compensation for creating or maintaining the Unit Trading Bulletin Board.  In advertising our Unit Trading Bulletin Board, we do not characterize Highwater Ethanol as being a broker or dealer or an exchange.  We do not use the Unit Trading Bulletin Board to offer to buy or sell securities other than in compliance with the securities laws, including any applicable registration requirements.

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

We did not commence trading of units using Alerus Securities until December 2009.  As such, we only have historical information by quarter for the second, third and fourth fiscal quarters of the fiscal year ended October 31, 2010.  The following table contains historical information by fiscal quarter for the second, third and fourth fiscal quarters of the fiscal year ended October 31, 2010 regarding the actual unit transactions that were completed by our unit-holders during the periods specified.  We believe this most accurately represents the current trading value of the Company’s units.  The information compiled by reviewing the completed unit transfers that occurred on our qualified matching service bulletin board during the quarters indicated.

Quarter	Low Price	High Price	Average Price	# of Units Traded
2010 2nd	$6,350.00	$6,350.00	$6,350.00	3
2010 3rd	$5,000.00	$5,010.00	$5,003.00	3
2010 4th	$5,000.00	$5,000.00	$5,000.00	6

The following table contains the asked prices that were posted on the Company’s alternative trading service bulletin board and includes some transactions that were not completed.  The Company believes the table above more accurately describes the trading value of its units as the asked prices below include some offers that never resulted in completed transactions.  The information was compiled by reviewing postings that were made on the Company’s alternative trading service bulletin board.

Sellers Quarter	Low Price	High Price	Average Price	# of Units Listed
2010 2nd	$4,900.00	$15,000.00	$9,001.00	79
2010 3rd	$4,900.00	$10,000.00	$5,401.00	180
2010 4th	$5,000.00	$5,500.00	$5,150.00	153

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

ITEM 6.  SELECTED FINANCIAL DATA.

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

Results of Operations

Fiscal Year Ended October 31, 2010

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the fiscal year ended October 31, 2010.  Because we did not begin operations until the 4th quarter of our 2009 fiscal year, we do not have comparable data for the fiscal year ended October 31, 2009.

	Fiscal Year Ended October 31, 2010
Income Statement Data	Amount*	%
Revenues	$104,849,565	100.0

Cost of Goods Sold	$94,993,137	90.6

Gross Profit	$9,856,428	9.4

Operating Expenses	$1,850,905	1.8

Operating Profit	$8,005,523	7.6

Other Income (Expense)	$(5,253,117)	(5.0)

Net Income (Loss)	$2,752,406	2.6

* Derived from Audited Financial Statements

Revenues

During the fourth quarter of our fiscal year ended October 31, 2009, we transitioned from a development stage company to an operational company.  Accordingly, we do not yet have comparable income, production and sales data for the fiscal year ended October 31, 2010, from our previous fiscal year ended October 31, 2009, as we were not operational for the entire 2009 fiscal year.  Consequently, we do not provide a comparison of our financial results between reporting periods in this report.  If you undertake your own comparison of our fiscal year ended October 31, 2010, and our fiscal year ended October 31, 2009, it is important that you keep this in mind.

Our revenues are derived from the sale of our ethanol and distillers grains.  For the fiscal year ended October 31, 2010, we received approximately 86.6% of our revenue from the sale of fuel ethanol and approximately 13.4% of our revenue from the sale of distillers grains.

During the most recent fiscal year, ethanol prices were the highest in November 2009.  Management attributes the subsequent decreasing trend in ethanol prices to increased production of ethanol and steady demand.  The Company received an average price of $1.69 (before marketing fees) per gallon of ethanol sold during the fiscal year ended October 31, 2010.  Increased ethanol prices during the last calendar quarter of 2009 allowed the ethanol industry to realize more favorable margins, resulting in many plants in the industry reporting a profit during that time.  Management believes the increased margins led some idled ethanol plants to recommence production, which resulted in an increased supply of ethanol thereby decreasing the price of ethanol.  Ethanol prices remained strong during the fourth quarter of the fiscal year ended October 31, 2010 but began to fall during November 2010.  However, management believes that the Company will continue to see steady margins going into the new year.

Management anticipates that ethanol prices will remain steady during our 2011 fiscal year.  Management anticipates ethanol production will be comparable to our 2010 fiscal year provided the ethanol industry can maintain current ethanol prices.  However, in the event ethanol prices decrease significantly, we may be forced to reduce ethanol production during times when our operating margins are unfavorable.  Further, our operating margins depend on corn prices, which can affect the spread between the price we receive for our ethanol and our raw material costs.  In times when this spread decreases or becomes negative, we may reduce or suspend ethanol production until these spreads become more favorable.

Management believes that the market prices for distillers grains change in relation to the prices of other animal feeds, such as corn and soybean meal.  Additionally, during our 2009 fiscal year, uncertainty existed regarding the supply of distillers grains in the market because many ethanol producers were reducing production during late 2008 and early 2009.  Management believes this resulted in higher distillers grains prices due to increasing demand and lower supplies during our 2009 fiscal year.  Further, management believes that distillers grains prices lag behind corn prices.  As a result, distillers grains prices during our 2010 fiscal year may not have fully benefited from recent increases in corn prices that we experienced in the second half of our 2010 fiscal year.  Management believes corn prices affect the market price of distillers grains since distillers grains are typically used as an animal feed substitute for corn.

Management anticipates demand for distillers grains will remain steady, especially if corn prices trend higher during our 2011 fiscal year.  Management believes that increased revenue from distillers grains sales during times when corn prices are high helps us to somewhat offset our increased cost of goods sold from the higher corn prices.  Management believes that distillers grains prices could decrease significantly if export demand for distillers grains decreases or if countries such as China impose trade barriers on the importing of our distillers grains to their country.  This could be especially true in the summer months when distillers grains demand is lower in the United States due to natural depletion in the size of cattle feed lots.

Cost of Goods Sold

Our cost of goods sold as a percentage of revenues was 90.6% for the fiscal year ended October 31, 2010.  Our two primary costs of producing ethanol and distillers grains are corn costs and natural gas costs.

Corn Costs

Our largest cost associated with the production of ethanol and distillers grains is corn costs.  Market corn prices increased during our 2010 fiscal year starting in July and continuing into the middle of October 2010.  Management attributes this increase in corn prices with uncertainty regarding weather factors that resulted in decreased yields in some parts of the United States.  This led to fears regarding the imbalance between corn supply and demand, which had a negative impact on corn prices.  As corn prices approached $6.00 per bushel in early November, feed and export buying seemed to slow contributing to a downward price reversal.  However, after declining nearly ninety-cents, corn prices resumed their upward trend.

We purchase all of our corn at the local market price delivered to the ethanol plant plus a fixed fee per bushel of corn from a related party.  We expect continued volatility in the price of corn, which could significantly impact our cost of goods sold.  The growing number of operating ethanol plants nationwide is also expected to increase the demand for corn.  This increase will likely drive the price of corn upwards in our market, which will affect our ability to operate profitably.

Realized and unrealized gains and losses related to our derivative instruments resulted in a decrease of approximately $22,000 in our cost of goods sold for our 2010 fiscal year.  We recognize the gains or losses that result from the changes in the value of our derivative instruments related to corn in cost of goods sold as the changes occur.  As corn prices fluctuate, the value of our derivative instruments are impacted, which affects our financial performance.  We anticipate continued volatility in our cost of goods sold due to the timing of the changes in value of the derivative instruments relative to the cost and use of the commodity being hedged.

Natural Gas Costs

Natural gas prices hit near historic lows during July through September 2010 based on high inventories nationwide.  However, natural gas prices typically increase during the winter months as natural gas demand increases in colder climates that use natural gas for heating needs.  Management anticipates that natural gas prices will remain steady during our 2011 fiscal year unless demand significantly increases due to improved global economic conditions or various weather related conditions.

Engaging in hedging activities of corn, natural gas or denaturant could result in the Company recognizing gains or losses that result from the changes in the value of its derivative instruments in cost of goods sold as the changes occur.  As corn, natural gas and denaturant prices fluctuate, the value of its derivative instruments would be impacted, which effects would affect the Company’s financial performance.  Use of hedging by the company may result in the volatility in the Company’s cost of goods sold due to the timing of the changes in value of the derivative instruments relative to the cost and use of the commodity being hedged.

Operating Expense

Our operating expenses as a percentage of revenues were 1.8% for the fiscal year ended October 31, 2010.  We experienced a significant increase in our operating expenses for the fiscal year ended October 31, 2010 compared to the same periods of 2009 primarily due to an increase in the number of employees employed because of our plant becoming operational.  Operating expenses include salaries and benefits of administrative employees, insurance, taxes, professional fees and other general administrative costs. Management is pursuing strategies to optimize efficiencies and maximize production.  These efforts may result in a decrease in our operating expenses on a per gallon basis.  However, because these expenses generally do not vary with the level of production at the plant, we expect our operating expenses to remain steady.

Operating Profit

Our profit from operations for the fiscal year ended October 31, 2010 was approximately 7.6% of our revenues.  Our operating profit for the fiscal year ended October 31, 2010 was primarily the net result of our revenues exceeding our costs of goods sold and our operating expenses, because of an increase in revenues as a result of a slight increase in the price per gallon of ethanol.

Other Expense

Our other expense for the fiscal year ended October 31, 2010 was approximately 5.0% of our revenues.  Our other expense for the fiscal year ended October 31, 2010, consisted primarily of interest expense and loss on the interest rate swap derivative instrument.  The decrease in interest rates resulted in a non-cash loss of approximately $499,000 due to the fair value of the derivative liability increasing.

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

Changes in Financial Condition for the Fiscal Year Ended October 31, 2010

The following table highlights the changes in our financial condition for the fiscal year ended October 31, 2010 from our previous fiscal year ended October 31, 2009:

	October 31, 2010	October 31, 2009

Current Assets	$13,940,788	$8,956,961
Current Liabilities	10,252,887	7,818,927
Long-Term Debt	56,439,317	62,712,332
Members’ Equity	45,971,678	43,193,168

Total and Current Assets.  Total assets were approximately $114,451,000 at October 31, 2010, compared to approximately $115,288,000 at October 31, 2009.  Current assets at October 31, 2010, increased from October 31, 2009 because of an increase in our cash on hand due to improved conditions in the ethanol market.  Additionally, we experienced an increase of approximately $1,398,000 in the value of our accounts receivable at October 31, 2010 as compared to October 31, 2009 because of the higher price of ethanol to the Company during the fiscal year ended October 31, 2010.  We experienced an increase of approximately $2,081,000 in the value of our inventory at October 31, 2010 as compared to October 31, 2009 because of the higher corn prices experienced in the fiscal year ended October 31, 2010.

We also had cash of approximately $3,856,000 at October 31, 2010, compared to cash of approximately $2,621,000 at October 31, 2009.  Restricted cash was approximately $68,000 at October 31, 2010, as compared to approximately $57,000 at October 31, 2009.  Additionally, the Company had prepaid and other current assets of approximately $705,000 at October 31, 2010, compared to approximately $473,000 at October 31, 2009.  Restricted marketable securities were approximately $110,000 at October 31, 2010, as compared to $83,000 at October 31, 2009.

Current Liabilities.  Current liabilities at October 31, 2010, increased from October 31, 2009.  The current maturity of long-term debt was approximately $6,801,000 at October 31, 2010, as compared to approximately $2,344,000 at October 31, 2009, because of more of our long-term debt coming due following completion of our plant construction, commencement of operations, and the inclusion of the $3,000,000 prepayment to FNBO in conjunction with the amendment entered into in January 2011.  Offsetting this increase are payments made for the Company’s construction payables outstanding at prior year-end.

Long-term Liabilities.  Long-term debt decreased from approximately $62,712,000 at October 31, 2009, to approximately $56,439,000 at October 31, 2010, because of more of our long-term debt being reclassified as current maturities of long-term debt as well as principal payments made on our long-term debt during fiscal year 2010 of approximately $2,339,000.

Comparison of Fiscal Year ended October 31, 2009

Because our plant was not operational until August 2009, we do not include comparative information for the fiscal year ended October 31, 2009.

Liquidity and Capital Resources

Our primary sources of liquidity include: (1) cash, (2) Long-Term Revolving Note, and (3) line of credit, which are discussed in greater detail below.  Based on financial forecasts performed by our management, we anticipate that we will have sufficient cash from our current credit facilities and cash from our operations to continue to operate the ethanol plant at capacity for the next 12 months.  In addition, we have a revolving line of credit with available funds up to $5,000,000.  We had no outstanding amounts drawn on this credit facility as of October 31, 2010.

We do not currently anticipate seeking additional equity or debt financing in the near term.  However, should we experience unfavorable operating conditions in the future, we may have to secure additional debt or equity financing for working capital or other purposes.

We do not currently anticipate any significant purchases of property and equipment that would require us to secure additional capital resources in the next 12 months.  However, management is looking into purchasing a storage building for approximately $100,000 and additional water treatment center updates of approximately $250,000.  Management continues to evaluate conditions in the ethanol industry and explore opportunities to improve the efficiency and profitability of our operations, which may require more capital expenditures.

On January 28, 2011 we amended our Construction Loan Agreement with First National Bank of Omaha of Omaha, Nebraska as administrative agent and collateral agent for the banks (collectively referred to as “FNBO”).  The amendment reduces the maximum principal available under the Long-term Revolving Note and required us to pay to FNBO $3,000,000 as a principal prepayment against our Long-term Revolving Note.  In addition, we will make a payment towards principal of $750,000 on or before February 1, 2012, as well as a payment on or before February 1, 2013 in an amount sufficient to reduce the outstanding principal balance of the Long-term Revolving Note to $0.  For a complete description of the modifications to our Long-term Revolving Note see below “Long-

term Revolving Note”.  Pursuant to the amendment, our Variable Rate Note now has a minimum interest rate of 5% and we will make monthly interest payments.  Additionally, we will make quarterly fifty percent (50%) excess cash flow payments towards principal as described below under “Variable Rate Note”.  The amendment also modifies the minimum working capital, minimum tangible net worth, fixed coverage charge and leverage ratios contained in the loan documents as described below under “Covenants and other Miscellaneous Financing Agreement Terms”.  As part of the amendment, FNBO has also granted us a waiver regarding the violations of the fixed coverage ratio and the leverage ratio financial covenants when tested on July 31, 2010, as well as the minimum net worth financial covenant when tested on October 31, 2010.  We are currently in compliance with our financial loan covenants as modified.

The following table shows cash flows for the fiscal years ended October 31, 2010 and 2009:

	Year ended October 31,
	2010	2009
Net cash provided by (used in) operating activities	$6,737,113	$(3,396,389)
Net cash used in investing activities	(2,162,465)	(46,105,003)
Net cash provided by (used in) financing activities	(3,339,308)	50,766,398

Cash Flow From Operations

We experienced a significant increase in our cash flows from operations for the fiscal year ended October 31, 2010, compared to the fiscal year ended October 31, 2009.  This change is related to our commencement of operations at our ethanol facility in August 2009, which provided for net income, before non-cash depreciation and amortization expenses of approximately $6,523,000, and cash generated from lower working capital amounts.  During the fiscal year ended October 31, 2010, our capital needs were being adequately met through cash from our operating activities and our credit facilities.

Cash Flow From Investing Activities

We used significantly less cash for investing activities for the fiscal year ended October 31, 2010, as compared to 2009.  This decrease was primarily a result of the construction and completion of our ethanol plant during the fourth quarter our 2009 fiscal year.  As our plant was completed in the fourth quarter of our 2009 fiscal year, most of the cash used for construction activities occurred during our fiscal year ended October 31, 2009.  The Company paid approximately $46,105,000 for the construction of the ethanol plant during fiscal year 2009.  During the fiscal year ended October 31, 2010, we paid approximately $2,152,000 to pay down our construction payables that were outstanding at October 31, 2009 and during fiscal 2010.

Cash Flow From Financing Activities

We used cash in our financing activities in our fiscal year ended October 31, 2010, to pay down the line of credit and long-term debt as compared to the same period in 2009 when we were receiving proceeds from long-term debt for the construction of our ethanol plant.

Short-Term and Long-Term Debt Sources

On April 24, 2008, we entered into a Construction Loan Agreement (the “Agreement”) with FNBO for the purpose of funding a portion of the cost of the ethanol plant.  Under the Agreement, FNBO agreed to loan us up to $61,000,000, consisting of a $50,400,000 Construction Loan, together with a $5,000,000 Revolving Loan, and $5,600,000 to support the issuance of letters of credit by FNBO.  As of October 31, 2010, the Company had issued $4,950,000 in letters of credit.

With construction complete and the ethanol plant commencing operations, the construction loan converted on February 26, 2010 to a $25,200,000 Fixed Rate Note, a $20,200,000 Variable Rate Note, a $5,000,000 Long-Term Revolving Note, and a $5,000,000 line of credit.

Modifications to Loan Documents

On January 28, 2011 we entered into a Third Amendment of Construction Loan Agreement with FNBO (“Third Amendment’).  The Long-term Revolving Note was initially $5,000,000.  Pursuant to the amended agreement, we were required to pay $3,000,000 to FNBO as a principal prepayment of our Long-term Revolving Note.  In addition, we have agreed to make an additional mandatory principal prepayment of not less than $750,000 on the Long-term Revolving Note on or before February 1, 2012, as well as an additional mandatory principal payment on or before February 1, 2013, in an amount sufficient to reduce the outstanding principal balance of the Long-term Revolving Note to $0.  The maximum allowable principal balance outstanding on our Long-term Revolving Note has also been reduced to $4,500,000 and FNBO has no obligation to advance any additional funds on our Long-term Revolving Note and will only advance such funds as approved in its sole discretion. Furthermore, we have agreement to make no distributions without the prior consent of FNBO.  Our Variable Rate Note will now have a minimum interest rate floor of 5% and we will make monthly interest payments.  In addition, we will make quarterly fifty percent (50%) excess cash flow payments, with a maximum annual reduction of $750,000, which will be applied first to interest, then to principal on the Variable Rate Note and then, if there is still a balance, to the Long-term Revolving Note.  The amendment also modifies the minimum working capital, minimum tangible net worth, fixed coverage charge and leverage ratios contained in the loan documents as described below under “Covenants and other Miscellaneous Financing Agreement Terms”.  Additionally, FNBO also granted a waiver regarding the violations of the fixed coverage ratio and the leverage ratio financial covenants when tested on July 31, 2010, as well as the minimum net worth financial covenant when tested on October 31, 2010.  We are currently in compliance with our financial loan covenants as modified.  The Company has been and continues to be current on all payments with FNBO, its vendors and its suppliers.

Fixed Rate Note

The Fixed Rate Note was initially for $25,200,000 with a variable interest rate that is fixed with an interest rate swap.  We commenced making monthly principal payments on the Fixed Rate Note initially for approximately $145,000 plus accrued interest in March 2010.  Interest will accrue on the Fixed Rate Note at the greater of the one-month LIBOR Rate, in effect from time to time, plus 300 basis points or 4%.  The applicable interest rate was 4% at October 31, 2010.  However, the Company entered into an interest rate swap agreement with FNBO, which fixes the interest rate on the Fixed Rate Note at 7.6% until June 2014.  The Company entered into the fixed rate swap agreement to alter its exposure to the impact of changing interest rates on its results of operations and future cash outflows for interest.  A final balloon payment on the Fixed Rate Note of approximately $15,188,000 will be due February 26, 2015.

Variable Rate Note

The Variable Rate Note was initially for $20,200,000.  We commenced making monthly payments initially for approximately $147,000 plus accrued interest in March 2010.  As part of the Third Amendment, the Variable Rate Note will be modified to monthly interest only payments and we will remit quarterly excess cash flow payments to FNBO which will be applied first to interest and then to principal on the Variable Rate Note with a minimum annual principal reduction of $750,000.  Additionally, the interest rate floor on the Variable Rate Note will increase from 4% to 5%.

Interest will accrue on the Variable Rate Note at the greater of the one-month LIBOR rate plus 350 basis points or 5%.  The applicable interest rate at October 31, 2010, prior to the Third Amendment, was 4%.  A final balloon payment of approximately $15,010,000 will be due February 26, 2015.

In addition, any portion of the Long-term Revolving Note balance following the prepayment of $3,000,000 which is greater than $1,500,000 will be transferred to the Variable Rate Note principal balance.  As of October 31, 2010, this amount is approximately $336,000.

Long-term Revolving Note

The Long-term Revolving Note was initially for $5,000,000.  As part of the Third Amendment, we prepaid $3,000,000 on the Long-term Revolving Note.  On or before February 1, 2012, we will remit an additional mandatory principal prepayment on the Long-term Revolving Note in an amount not less than $750,000.  On or before February 1, 2013, we will make another additional mandatory principal prepayment on the Long-term Revolving Note in an amount sufficient to reduce the outstanding principal balance of the Long-term Revolving Note to $0.  In addition, the commitment on the Long-term Revolving Note will be reduced from $5,000,000 to $4,500,000.  FNBO has no obligation to advance any additional funds and will only advance such sums as approved in its sole discretion.  Also, any portion of the Long-term Revolving Note balance following the prepayment of $3,000,000 which is greater than $1,500,000 will be transferred to the Variable Rate Note.  As of October 31, 2010, the amount that would be transferred was approximately $336,000.

The Long-term Revolving Note will accrue interest monthly at the greater of the one-month LIBOR plus 350 basis points, or 4% until it is paid off on or before February 1, 2013. The applicable interest rate at October 31, 2010 was 4%.

Line of Credit

The Company has a line of credit available equal to the amount of the Company’s Borrowing Base, with a maximum limit of $5,000,000.  The Company’s Borrowing Base will vary and may at times be less than $5,000,000.  The Company has maximum availability of $5,000,000 under the line of credit at October 31, 2010.  The Company’s line of credit accrues interest at the greater of the 90-day LIBOR plus 450 basis points or 5.5%, which was 5.5% at October 31, 2010.  The line of credit requires monthly interest payments.  In February 2010, Highwater signed an amendment to the Construction Loan Agreement to extend the maturity date of the line of credit to February 26, 2011.  As of October 31, 2010, there are no borrowings outstanding.  Highwater expects to negotiate an extension of the line of credit. However, there is no guarantee that FNBO will agree to an extension.

Covenants and other Miscellaneous Financing Agreement Terms

The loan agreements are subject to various financial and non-financial covenants that limit distributions and debt and require minimum debt service coverage, net worth, and working capital requirements.  On January 28, 2011 we amended our Construction Loan Agreement with FNBO.  Pursuant to the amendment agreements we are required to maintain working capital of not less than $6,000,000 measured quarterly.  Additionally, the amount available on the Long-term Revolving Note will be included in the working capital covenant calculation.

Also, as part of the Third Amendment and subsequent to October 31, 2010, the Company must maintain a fixed charge coverage ratio (earnings before interest, taxes, depreciation and amortization less taxes, less capital expenditures and less tax distributions and other permitted distributions plus the maximum availability on the Long-term Revolving Note compared to scheduled payments on the principal and interest of the construction loans, excluding any principal repaid on the Revolving Loan and Long-Term Revolving Note and excluding the negative termination value of swap contracts) of no less than 1.10:1.0.  As part of the Third Amendment and subsequent to October 31, 2010, the Company shall maintain a net worth (total assets less total liabilities and intangible assets) of not less than $41,250,000 measured annually which shall increase each fiscal year by an amount equal to the greater of $250,000 or the amount of undistributed earnings accumulated during the fiscal year just ended (less any allowable distributions attributable to the just ended fiscal year’s earnings).  The Company shall maintain a maximum leverage ratio (tangible book equity to total liabilities) of no greater than 1.65.

The financial covenant conditions under the Agreement as of October 31, 2010 were as follows:

Covenant Type	Compliance Dates	Covenant Requirements	Calculation as of October 31, 2010
Fixed Charge Coverage	Quarterly	No less than 1.25:1.00	1.80
Net Worth	Annually	$44,775,000	$44,491,000	*
Working Capital	Quarterly	No less than $4,500,000	$6,877,000
Maximum Leverage	Quarterly	No greater than 1.65:1.00	1.59

* Requirement as of October 31, 2010, net of any intangible costs including debt issuance costs of approximately $1,434,000 and receivables from members of approximately $47,000.  This covenant violation was waived as part of the Third Amendment.

The financial covenant conditions approved as part of the Third Amendment are as follows:

Covenant Type	Compliance Dates	Covenant Requirements
Fixed Charge Coverage	Quarterly	No less than 1.10:1.00
Net Worth	Annually	$41,250,000	*
Working Capital	Quarterly	No less than $6,000,000	#
Maximum Leverage	Quarterly	No greater than 1.65:1.00

*The Net Worth covenant requirement will be increased each fiscal year by an amount equal to the greater of $250,000 or the amount of undistributed earnings accumulated during the fiscal year just ended (less any allowable distributions attributable to the just ended fiscal year’s earnings.

#The minimum Working Capital covenant requirement of $6,000,000 will commence on May 1, 2011.

Additionally, we are limited to annual capital expenditures of $1,000,000 without prior approval of FNBO.  We will also be prohibited from making distributions to our members without the prior approval of FNBO.

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

We will continue to work with our lenders to try to ensure that the terms of our loan agreements are met going forward. However, we cannot provide any assurance that our actions will result in sustained profitable operations or that we will not be in violation of our loan covenants or in default on our principal payments in the future. Presently, we are meeting our liquidity needs and complying with our financial covenants and the other terms of our loan agreements as modified. Should unfavorable market conditions result in our violation of the terms or covenants of our loan and we fail to obtain a waiver of any such term or covenant, our primary lender could deem us in default of our loans and require us to immediately repay a significant portion or possibly the entire outstanding balance of our loans. In the event of a default, our lender could also elect to proceed with a foreclosure action on our plant.

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

Under this equipment lease agreement with the City, we started making interest payments on November 25, 2008 and monthly thereafter at an implicit interest rate of 8.5%.  The monthly capital lease interest payments correspond to 1/6 the semi-annual interest payments due on the Bonds on the next interest payment date.  Monthly capital lease payments for principal were originally scheduled to begin on November 25, 2009; however, the City amended the agreement in September 2008, which adjusted the start date for principal payments to begin on November 25, 2014.  These payments will equal 1/12 the annual principal payments scheduled to become due on the corresponding bonds on the next principal payment date.

The Company has guaranteed that if such assessed lease payments are not sufficient for the required bond payments, the Company will provide such funds as are needed to fund the shortfall.  The lease agreement is secured by substantially all business assets of the Company and is also subject to various financial and non-financial covenants that limit distributions and leverage and require minimum debt service coverage, net worth, and working-capital requirements.  We are currently in compliance with the terms of our financing arrangement with the City.

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

In April 2008, we entered into an interest fixed rate swap agreement, which is a derivative instrument, in order to manage our exposure to the impact of changing interest rates.  The initial notional amount of the swap was $23,305,000.  The interest rate swap fixes the interest rate on the notional amount at 7.6% until June 2014, even though variable interest rates may be less than this rate.  The changes in the fair value of the interest rate swap are recorded currently in operations.  As of October 31, 2010, the Company had a notional amount of approximately $22,835,000 outstanding in the swap agreement.  At October 31, 2010, we had an interest rate swap with a fair value of approximately $2,628,000 recorded as derivative instruments in the current and long-term liabilities section of the balance sheet and as a loss on derivative instrument in the statement of operations.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Governors

Highwater Ethanol, LLC

Lamberton, Minnesota

We have audited the accompanying balance sheets of Highwater Ethanol, LLC (the Company) as of October 31, 2010 and 2009, and the related statements of operations, changes in members’ equity and comprehensive gain (loss), and cash flows for each of the years in the two year period ended October 31, 2010.  Highwater Ethanol, LLC’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Highwater Ethanol, LLC as of October 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the two year period ended October 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

/s/ Boulay, Heutmaker, Zibell & Co., P.L.L.P

Certified Public Accountants

Minneapolis, Minnesota
February 2, 2011

HIGHWATER ETHANOL, LLC

Balance Sheets

	October 31,	October 31,
	2010	2009
ASSETS

Current Assets
Cash and equivalents	$3,856,173	$2,620,833
Restricted cash	67,857	56,681
Restricted marketable securities	109,555	83,451
Accounts receivable	4,764,588	3,366,588
Inventories	4,437,672	2,356,670
Prepaids and other	704,943	472,738
Total current assets	13,940,788	8,956,961

Property and Equipment
Land and land improvements	6,786,724	6,712,347
Buildings	37,965,861	37,883,053
Office equipment	343,133	316,536
Equipment	59,540,376	59,376,554
Vehicles	41,994	43,494
Construction in progress	355,968	—
	105,034,056	104,331,984
Less accumulated depreciation	(7,475,338)	(1,279,300)
Net property and equipment	97,558,718	103,052,684

Other Assets
Restricted marketable securities	1,518,000	1,518,000
Debt issuance costs, net	1,433,751	1,760,767
Total other assets	2,951,751	3,278,767

Total Assets	$114,451,257	$115,288,412

	October 31,	October 31,
	2010	2009
LIABILITIES AND EQUITY

Current Liabilities
Accounts payable	$1,604,251	$1,077,548
Construction payable	—	534,985
Construction payable - members	365,968	1,815,536
Accrued expenses	640,826	482,686
Derivative instrument	840,467	564,664
Line of credit	—	1,000,000
Current maturities of long-term debt	6,801,375	2,343,508
Total current liabilities	10,252,887	7,818,927

Long-Term Debt	56,439,317	62,712,332

Derivative Instrument	1,787,375	1,563,985

Commitments and Contingencies

Members’ Equity
Members’ equity, 4,953 units outstanding	45,971,678	43,193,168
Total members’ equity	45,971,678	43,193,168

Total Liabilities and Members’ Equity	$114,451,257	$115,288,412

Notes to Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC

Statements of Operations

	Year Ended	Year Ended
	October 31, 2010	October 31, 2009

Revenues	$104,849,565	$18,983,802

Cost of Goods Sold	94,993,137	16,064,288

Gross Profit	9,856,428	2,919,514

Operating Expenses	1,850,905	1,882,608

Operating Profit	8,005,523	1,036,906

Other Income (Expense)
Interest income	81,469	169,613
Other income (expense)	7,207	(16,629)
Interest expense	(4,842,600)	(1,143,721)
Loss on derivative instrument	(499,193)	(1,537,575)
Total other expense, net	(5,253,117)	(2,528,312)

Net Income (Loss)	$2,752,406	$(1,491,406)

Weighted Average Units Outstanding	4,953	4,953

Net Income (Loss) Per Unit	$555.70	$(301.11)

Notes to  Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC

Statement of Changes in Members’ Equity and Comprehensive Gain (Loss)

			Accumulated Other
	Member		Comprehensive
	Contributions	Net Loss	Gain (Loss)	Total

Balance - October 31, 2008	$46,653,590	$(2,061,350)	$(60,104)	$44,532,136

Other comprehensive loss

Net loss	—	(1,491,406)	—	(1,491,406)

Unrealized gain on restricted marketable securities	—	—	152,438	152,438

Total comprehensive loss	—	(1,491,406)	152,438	(1,338,968)

Balance - October 31, 2009	46,653,590	(3,552,756)	92,334	43,193,168

Other comprehensive gain

Net income	—	2,752,406	—	2,752,406

Unrealized gain on restricted marketable securities	—	—	26,104	26,104

Total comprehensive gain	—	2,752,406	26,104	2,778,510

Balance - October 31, 2010	$46,653,590	$(800,350)	$118,438	$45,971,678

Notes to Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC

Statements of Cash Flows

	Year Ended	Year Ended
	October 31, 2010	October 31, 2009

Cash Flows from Operating Activities
Net income (loss)	$2,752,406	$(1,491,406)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations
Depreciation and amortization	6,523,054	1,342,223
Interest payments made from restricted cash	56,099	197,087
Change in fair value of derivative instrument	499,193	1,537,575
Increase in restricted cash from net interest earned	(67,275)	(155,870)
Other	—	18,621
Change in assets and liabilities
Accounts receivable, including members	(1,398,000)	(3,366,588)
Inventories	(2,081,002)	(2,356,670)
Prepaids and other	(232,205)	49,378
Accounts payable, including members	526,703	1,015,701
Accrued expenses	158,140	(186,440)
Net cash provided by (used in) operating activities	6,737,113	(3,396,389)

Cash Flows from Investing Activities
Capital expenditures	(2,162,465)	(46,105,003)
Net cash used in investing activities	(2,162,465)	(46,105,003)

Cash Flows from Financing Activities
Proceeds from (payments on) line of credit	(1,000,000)	1,000,000
Payments on long-term debt	(2,339,308)	—
Proceeds from long-term debt	—	49,875,840
Payments for debt issuance costs	—	(109,442)
Net cash provided by (used in) financing activities	(3,339,308)	50,766,398

Net Increase in Cash	1,235,340	1,265,006

Cash - Beginning of period	2,620,833	1,355,827

Cash - End of period	$3,856,173	$2,620,833

Supplemental Cash Flow Information
Cash paid for interest expense	$4,355,951	$932,964
Cash paid for interest capitalized	$—	$2,251,271
Total	$4,355,951	$3,184,235

Supplemental Disclosure of Noncash Financing and Investing Activities
Unrealized gains on restricted marketable securities	$26,104	$152,438
Redemption of restricted marketable securities - restricted cash	$—	$5,374,000
Increase in restricted cash from long term debt proceeds	$524,160	$—
Capital expenditures included in accounts payable	$365,968	$2,350,521
Construction payable paid from restricted cash	$524,160	$—
Construction in progress paid from restricted cash	$—	$6,584,098
Interest payments capitalized from restricted cash	$—	$1,683,468
Loan costs capitalized with construction in progress	$—	$154,585

Notes to  Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC

Notes to Financial Statements

October 31, 2010 and 2009

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

HIGHWATER ETHANOL, LLC

Notes to Financial Statements

October 31, 2010 and 2009

Restricted Marketable Securities

The Company maintains restricted marketable securities in debt securities as part of the capital lease financing agreements described in Note 9.  The restricted marketable securities consist primarily of municipal obligations, U.S. treasury government obligations, and corporate obligations.  Restricted marketable securities are classified as “available-for-sale” and are carried at their estimated fair market value based on quoted market prices at year end.

Accounts Receivable

Credit terms are extended to customers in the normal course of business. The Company routinely monitors accounts receivable and customer balances are generally kept current at 30 days or less. The Company generally requires no collateral.

Accounts receivable are recorded at their estimated net realizable value.  Accounts are considered past due if payment is not made on a timely basis in accordance with the Company’s credit terms. Accounts considered uncollectible are written off. The Company’s estimate of the allowance for doubtful accounts is based on historical experience, its evaluation of the current status of receivables, and unusual circumstances, if any. At October 31, 2010 and 2009, the Company believed that such amounts would be collectible and an allowance was not considered necessary.

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

HIGHWATER ETHANOL, LLC

Notes to Financial Statements

October 31, 2010 and 2009

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

In August 2009, the Company completed construction of its ethanol production facilities with installed capacity of 50 million gallons per year.  The carrying value of these facilities at October 31, 2010 was approximately $97.6 million.  In accordance with the Company’s policy for evaluating impairment of long-lived assets described above, management evaluates the recoverability of the facilities based on projected future cash flows from operations over the facilities’ estimated useful lives.  In determining the projected future undiscounted cash flows, the Company makes significant assumptions concerning the future viability of the ethanol industry, the future price of corn in relation to the future price of ethanol and the overall demand in relation to production and supply capacity. The Company has determined that there is no impairment at October 31, 2010.

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

Fair Value of Financial Instruments

The Company follows guidance for accounting for fair value measurements of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the consolidated financial statements on a recurring and non-recurring basis. The guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

•                  Level 1 inputs are quoted prices in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur with sufficient frequency and

HIGHWATER ETHANOL, LLC

Notes to Financial Statements

October 31, 2010 and 2009

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

The level in the fair value hierarchy within which a fair measurement in its entirety falls is based on the lowest level input that is significant to the fair value measurement in its entirety.

The carrying value of cash, accounts receivable, and accounts payable, and other working capital items approximate fair value at October 31, 2010 due to the short maturity nature of these instruments.

The carrying value of restricted cash and restricted marketable securities approximate their fair value based on quoted market prices at year end.  The Company believes the carrying value of the derivative instrument approximates fair value based on widely accepted valuation techniques including discounted cash flow analysis which includes observable market-based inputs.

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

Income Taxes

The Company is treated as a partnership for federal and state income tax purposes and generally does not incur income taxes.  Instead, their income or losses are included in the income tax returns of the members and partners.  Accordingly, no provision or liability for federal or state income taxes has been included in these financial statements. Primarily due to the partnership tax status, the Company does not have any significant tax uncertainties that would require disclosure.

Environmental Liabilities

The Company’s operations are subject to environmental laws and regulations adopted by various governmental entities in the jurisdiction in which it operates. These laws require the Company to investigate and remediate the effects of the release or disposal of materials at its location. Accordingly, the Company has adopted policies,

HIGHWATER ETHANOL, LLC

Notes to Financial Statements

October 31, 2010 and 2009

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

As further described in Note 8, at October 31, 2010, the Company was out of compliance with its net worth financial covenant requirement provision of its construction loan agreement with First National Bank of Omaha (FNBO).  The Company was able to obtain a waiver of this violation from FNBO and anticipates being in compliance with all financial covenant requirements through October 31, 2011.

3.  CONCENTRATIONS

The Company has identified certain concentrations that are present in their business operations.  The Company’s revenue from ethanol sales and distiller sales are derived from a single customer under an ethanol marketing agreement and a distillers marketing agreement as described in Note 12.

The Company purchases all corn from a single supplier, a related party, under a grain procurement agreement described in Note 12.

The Company has a revenue concentration in that its revenue is generated from the sales of just two products, ethanol and distillers grains. Ethanol sales comprise 87% and 89% of the Company’s total revenue in 2010 and 2009, respectively. Distillers grains sales comprise 13% and 11% of the Company’s total revenue in 2010 and 2009, respectively.

4.  FAIR VALUE MEASUREMENTS

The following table provides information on those assets measured at fair value on a recurring basis.

	Fair Value as of	Fair Value Measurement Using
	October 31, 2010	Level 1	Level 2	Level 3
Restricted cash — current	$67,857	$67,857	$—	$—

Restricted marketable securities - current	$109,555	$109,555	$—	$—

Restricted marketable securities — long-term	$1,518,000	$1,518,000	$—	$—

Interest rate swap	$(2,627,842)	$—	$(2,627,842)	$—

HIGHWATER ETHANOL, LLC

Notes to Financial Statements

October 31, 2010 and 2009

	Fair Value as of	Fair Value Measurement Using
	October 31, 2009	Level 1	Level 2	Level 3
Restricted cash — current	$56,681	$56,681	$—	$—

Restricted marketable securities - current	$83,451	$83,451	$—	$—

Restricted marketable securities — long-term	$1,518,000	$1,518,000	$—	$—

Interest rate swap	$(2,128,649)	$—	$(2,128,649)	$—

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

5.  RESTRICTED MARKETABLE SECURITIES

The cost and fair value of the Company’s restricted marketable securities consist of the following at October 31, 2010:

	Amortized Cost	Gross Unrealized Gains	Fair Value

Restricted marketable securities - Current Municipal obligations	$109,555	$—	$109,555

Restricted marketable securities — Long-term Municipal obligations	1,399,562	118,438	1,518,000

Total restricted marketable securities	$1,509,117	$118,438	$1,627,555

The cost and fair value of the Company’s restricted marketable securities consist of the following at October 31, 2009:

	Amortized Cost	Gross Unrealized Gains	Fair Value

Restricted marketable securities - Current Municipal obligations	$83,451	$—	$83,451

Restricted marketable securities — Long-term Municipal obligations	1,425,666	92,334	1,518,000

Total restricted marketable securities	$1,509,117	$92,334	$1,601,451

HIGHWATER ETHANOL, LLC

Notes to Financial Statements

October 31, 2010 and 2009

The long-term restricted marketable securities relate to the debt service reserve fund required by the capital lease agreement. The Company had gross unrealized gains of $118,438 and $92,334 included in accumulated other comprehensive income at October 31, 2010 and 2009, respectively.

Shown below are the contractual maturities of marketable securities with fixed maturities at October 31, 2010.  Actual maturities may differ from contractual maturities because certain securities may contain early call or prepayment rights.

Due within 1 year	$—

Due in 1 to 3 years	1,374,334

Due in 3 to 5 years	253,221

Total	$1,627,555

6. INVENTORIES

Inventories consisted of the following at:

	October 31, 2010	October 31, 2009

Raw materials	$1,972,604	$964,374
Spare parts and supplies	190,386	67,487
Work in process	930,377	705,422
Finished goods	1,344,305	619,387

Total	$4,437,672	$2,356,670

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

From time to time, the Company enters into derivative transactions to hedge its exposures to interest rate fluctuations.  During 2010, the Company entered into limited derivative transactions for trading purposes; however, no positions were outstanding as of October 31, 2010.  As of October 31, 2010, the Company has entered into an interest rate swap agreement.  The Company is required to record derivative financial instruments as either assets or liabilities at fair value in the statement of financial position.  Derivatives qualify for treatment as hedges when there is a high correlation between the change in fair value of the derivative instrument and the related change in value of the underlying hedged item.  Furthermore, the Company must designate the hedging instruments based upon the exposure being hedged as a fair value hedge, a cash flow hedge or a hedge against foreign currency exposure.  The Company formally documents, designates, and assesses the effectiveness of transactions that receive hedge accounting initially and on an on-going basis.  The Company has not designated the interest rate swap as a cash flow hedge.

HIGHWATER ETHANOL, LLC

Notes to Financial Statements

October 31, 2010 and 2009

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

At October 31, 2010, the Company had a notional amount of approximately $22,835,000 outstanding in the swap agreement that fixes the interest rate at 7.6% until June 2014. The interest rate swap is not designated as an effective hedge for accounting purposes.

The following tables provide details regarding the Company’s derivative instruments at October 31, 2010:

		Liabilities
Instrument	Balance Sheet location	2010	2009

Interest rate swap	Derivative instrument	$2,627,842	$2,128,649

The following tables provide details regarding the losses from the Company’s derivative instruments in statements of operations, none of which are designated as hedging instruments:

	Statement of	Year Ended October 31,
	Operations location	2010	2009

Interest rate swap	Loss on derivative instrument	$(499,193)	$(1,537,575)

8.  DEBT FINANCING

Long-term debt consists of the following at:

	October 31,	October 31,
	2010	2009
Construction loan	$—	$49,875,840

Fixed rate note payable, see terms below	24,040,752	—

Variable rate note payable, see terms below	19,255,952	—

Long-term revolving note payable, see terms below	4,763,988	—

Capital lease	15,180,000	15,180,000

Total	63,240,692	65,055,840

Less amounts due within one year	6,801,375	2,343,508

Net long-term debt	$56,439,317	$62,712,332

HIGHWATER ETHANOL, LLC

Notes to Financial Statements

October 31, 2010 and 2009

At October 31, 2010, the Company was not in compliance with the net worth covenant requirement of the construction loan agreement with FNBO.  In January 2011, the Company entered into an amendment to the construction loan agreement with FNBO.  Pursuant to the amended agreement, the Company is required to make an immediate $3,000,000 prepayment on the long-term revolving note payable. In exchange for the prepayment, the variable rate note payable will have interest only payments going forward with quarterly 50% excess cash flow payments which will be applied first to interest and then to principal on the variable rate note, with a minimum annual reduction of principal of $750,000. The Company is also required to make a $750,000 mandatory principal repayment on the long-term revolving note payable prior to February 2012 and reduce the outstanding principal balance to zero as of February 2013. The amendment also modifies the minimum working capital, minimum net worth, fixed charge coverage, and leverage ratios contained in the loan documents. Additionally, FNBO granted a waiver regarding the net worth financial covenant violation on October 31, 2010.  The Company anticipates being in compliance with these revised covenant requirements through October 31, 2011.

The financial covenant conditions under the debt agreement as of October 31, 2010 are as follows:

			Calculation as of
Covenant Type	Compliance Dates	Covenant Requirements	October 31, 2010

Fixed charge coverage	Quarterly	No less than 1.25:1.00	1.80
Net worth	Annually	No less than $44,775,000	$44,491,000	*

Working Capital	Quarterly	No less than $4,500,000	$6,877,000
Maximum leverage	Annually	No greater than 1.65:1.00	1.59

* Requirement as of October 31, 2010, net of any intangibles costs including debt issuance costs of approximately $1,434,000 and receivables from members of approximately $47,000. This covenant violation was waived as part of the amendment entered into with FNBO in January 2011.

The financial covenant conditions approved as part of the January 2011 amendment and which will be utilized subsequent to October 31, 2010 are as follows:

Covenant Type	Compliance Dates	Covenant Requirements

Fixed charge coverage	Quarterly	No less than 1.10:1.00
Net worth	Annually	No less than $41,250,000	*

Working Capital	Quarterly	No less than $6,000,000	#
Maximum leverage	Annually	No greater than 1.65:1.00

*The Net Worth covenant requirement will be increased each fiscal year by an amount equal to the greater of $250,000 or the amount of undistributed earnings accumulated during the fiscal year just ended (less any allowable distributions attributable to the just ended fiscal year’s earnings).

#The minimum Working Capital covenant requirement of $6,000,000 will commence on May 1, 2011

Bank Financing

On February 26, 2010 the construction loan was converted to three new promissory notes including a $25,200,000 Fixed Rate Note, a $20,200,000 Variable Rate Note, and a $5,000,000 Long-Term Revolving note, as described in the credit agreement and below. The credit agreement also provided a construction revolving loan for $5,000,000 and supported the issuance of letters of credit up to $5,600,000, all of which are secured by substantially all assets.

HIGHWATER ETHANOL, LLC

Notes to Financial Statements

October 31, 2010 and 2009

Fixed Rate Note

The Fixed Rate Note was $25,200,000 at conversion with a variable interest rate that is fixed with an interest rate swap.  The Company makes monthly principal payments on the Fixed Rate Note initially for approximately $145,000 plus accrued interest which commenced in March 2010. Interest accrues on the Fixed Rate Note at the greater of the one-month LIBOR rate plus 300 basis points or 4%, which was 4% at October 31, 2010. A final balloon payment on the Fixed Rate Note of approximately $15,188,000 will be due February 26, 2015.

Variable Rate Note

The Variable Rate Note was $20,200,000 at conversion.  For the Variable Rate Note, the Company makes monthly payments initially for approximately $147,000 plus accrued interest which commenced in March 2010. Interest accrues on the Variable Rate Note at the greater of the one-month LIBOR rate plus 350 basis points or 4%, which was 4% at October 31, 2010. A final balloon payment of approximately $15,010,000 will be due February 26, 2015. Under the amendment entered into in January 2011, the interest rate on the variable rate note increased to 5% and the principal balance increased by $336,000.

Long-term Revolving Note

The Long-Term Revolving Note was $5,000,000 at conversion.  The amount available on the Long-Term Revolving Note will decline annually by the greater of $125,000 or 50% of the excess cash flow, as defined by the agreement.  The Long-Term Revolving Note accrues interest monthly at the greater of the one-month LIBOR plus 350 basis points or 4% until maturity on February 26, 2015, which was 4% at October 31, 2010.  Under the amendment entered into in January 2011, there was a prepayment of $3,000,000 made on the long-term revolving note, the maximum availability was reduced to $4,500,000, and $336,000 of the remaining balance was allocated to the variable rate note. Additionally, the payment terms were adjusted as discussed above.

Line of Credit

The Company’s Line of Credit accrues interest at the greater of the 90-day LIBOR plus 450 basis points or 5.5%, which was 5.5% at October 31, 2010.  The line of credit requires monthly interest payments and was payable in full in February 2010.  In February 2010, the Company signed an amendment to extend the maturity date to February 26, 2011.  As of October 31, 2010, there are no borrowings outstanding and the maximum availability was $5,000,000.

As part of the amendment entered into in January 2011, the Company is required to make additional payments quarterly on debt for up to 50% of the excess cash flow, as defined by the agreement.  As part of the bank financing agreement, the premium above LIBOR on the loans may be reduced based on a financial ratio.  The loan agreements are secured by substantially all business assets and are subject to various financial and non-financial covenants that limit distributions and debt and require minimum debt service coverage, net worth, and working capital requirements.

As of October 31, 2010, the Company has letters of credit outstanding of $4,950,000 as mentioned previously. The Company pays interest at a rate of 1.75% on amounts outstanding and the letters of credit are valid until March 2011. One of the letters of credit will automatically renew for an additional one year period in the amount of $4,000,000. In January 2011, the Company received all of the necessary paperwork and the $700,000 letter of credit was released.

Capital Lease

In April 2008, the Company entered into a lease agreement with the City of Lamberton, Minnesota, (the City) in order to finance equipment for the plant.  The lease has a term from April 1, 2008 through April 1, 2028 or until earlier terminated. The City financed the purchase of equipment through Solid Waste Facilities Revenue Bonds Series 2008A totaling $15,180,000.

HIGHWATER ETHANOL, LLC

Notes to Financial Statements

October 31, 2010 and 2009

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

The estimated maturities of the long-term debt at October 31, 2010 are as follows:

2011	$6,801,000
2012	3,480,000
2013	2,889,000
2014	3,056,000
2015	33,118,000
After 2015	13,897,000

Long-term debt	$63,241,000

9.  LEASES

In April 2009, the Company entered into a five-year operating lease agreement with an unrelated party for 50 covered hopper cars.  The Company pays approximately $425 per car per month.  In addition, a surcharge of $0.03 per mile will be assessed for each mile in excess of 30,000 miles per year a car travels.  Total lease expense for the year ended October 31, 2010 and 2009 was approximately $255,000 and $85,000, respectively.

Future minimum lease payments under the capital lease are as follows at October 31, 2010:

	Operating	Capital
2011	$255,000	$1,290,300
2012	255,000	1,290,300
2013	255,000	1,290,300
2014	170,000	1,290,300
2015	—	2,573,633
After 2015	—	19,069,342
Total	935,000	26,804,175
Less amount representing interest	—	11,624,175	*
Present value of minimum lease payments	935,000	15,180,000
Less current maturities	—	—
Long-term debt	$935,000	$15,180,000

HIGHWATER ETHANOL, LLC

Notes to Financial Statements

October 31, 2010 and 2009

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

11.  INCOME TAXES

The Company has adopted an October 31 fiscal year end, but has a tax year end of December 31. The differences between financial statement basis and tax basis of assets are estimated as follows:

	October 31,	October 31,
	2010	2009

Financial statement basis of total assets	$114,451,257	$115,288,412

Organizational and start-up costs	3,583,447	3,682,693
Book to tax depreciation	(21,640,222)	(3,139,296)

Income tax basis of total assets	$96,394,482	$115,831,809

The differences between the financial statement basis and tax basis of the company’s liabilities are estimated as follows:

	October 31,	October 31,
	2010	2009

Financial statement basis of total liabilities	$68,329,579	$72,095,244

Less: Interest rate swap	(2,627,842)	(2,128,649)

Income tax basis of total liabilities	$65,701,737	$69,966,595

HIGHWATER ETHANOL, LLC

Notes to Financial Statements

October 31, 2010 and 2009

12.  COMMITMENTS AND CONTINGENCIES

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

The rates for these services is a fixed charge of $12,000 per month along with monthly electric usage based on rates listed in the agreement. The rates for the first five years of the agreement are guaranteed. If the plant does not continue in operations for the entire term of the contract, the Company is liable for incurred project costs to date minus any salvage value. The agreement required the Company to provide a letter of credit upon request in the amount of $700,000, which was issued in July 2008, for the period of the construction and continuing for one year after commercial operation.  As of October 31, 2010, the letter of credit is still outstanding and in effect.

In June 2008, the Company entered into an agreement with an unrelated party to be the exclusive provider of natural gas for the plant. The agreement commenced in August 2009 and will remain in effect for ten years.  The rates for these services are based on the agreed upon minimum usage at rates listed in the agreement.

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

The Company is in the process of entering into a new ethanol marketing agreement with the same marketer that will become effective February 1, 2011. Under the new marketing agreement, the marketer will continue to purchase, market, and distribute all the ethanol produced by the Company. The Company is also in the process of entering into a member control agreement with the marketer whereby the Company will make a capital contribution and become a minority owner.  The member control agreement will become effective on February 1, 2011. The marketing agreement would terminate if the Company ceases to be a member.  The Company would assume certain rail car leases if the agreement is terminated.

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

Grain Procurement Contract

In July 2006, the Company entered into a grain procurement agreement with a related party to provide all of the corn needed for the operation of the ethanol plant.  Under the agreement, the Company purchases corn at the local market price delivered to the plant plus a fixed fee per bushel of corn.  The agreement began in August 2009 and continues for seven years.

Regulatory Agencies

The Company is subject to discussions with regulatory agencies regarding environmental concerns which arise in the ordinary course of its business. While the ultimate outcome of these matters is not presently determinable, it is in

HIGHWATER ETHANOL, LLC

Notes to Financial Statements

October 31, 2010 and 2009

the opinion of management that the resolution of outstanding claims will not have a material adverse effect on the financial position or results of operations of the Company. Due to the uncertainties in the settlement process, it is at least reasonably possible that management’s view of outcomes will change in the near term.

Construction in Progress

The Company had construction in progress of approximately $356,000 at October 31, 2010 for additions to the water treatment center.  The addition is expected to amount to $400,000.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Boulay, Heutmaker, Zibell & Co., P.L.L.P. has been our independent auditor since the Company’s inception and is the Company’s independent auditor at the present time.  The Company has had no disagreements with its auditors.

ITEM 9A.  CONTROLS AND PROCEDURES.

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

At the end of the period covered by this report, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act, as amended) was carried out under the supervision and with the participation of our Chief Executive Officer, Brian Kletscher, and our Chief Financial Officer, Mark Peterson.  Based on their evaluation of our disclosure controls and procedures, they have concluded that during the period covered by this report, such disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issue in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Annual Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934, as amended).  Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this evaluation, management has concluded that our internal controls over financial reporting were effective as of October 31, 2010.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  As we are a non-accelerated filer, management’s report is not subject to attestation by our registered public accounting firm pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002 that permit us to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting.

Our management, including our Chief Executive Officer and our Chief Financial Officer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred as of October 31, 2010.  There were improvements in our internal control over financial reporting during the fourth quarter of our 2010 fiscal year, which were identified in connection with management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

Pursuant to General Instruction G(3), we omit Part III, Items 10, 11, 12, 13 and 14 and incorporate such items by reference to an amendment to this Annual Report on Form 10-K or to a definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this Annual Report (October 31, 2010).

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item is incorporated by reference in the definitive proxy statement from our 2011 Annual Meeting of Members to be filed with the Securities and Exchange Commission within 120 days of our 2010 fiscal year end.  This proxy statement is referred to in this report as the 2011 Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION.

The Information required by this Item is incorporated by reference to the 2011 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED MEMBER MATTERS.

The Information required by this Item is incorporated by reference to the 2011 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The Information required by this Item is incorporated by reference to the 2011 Proxy Statement.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

The Information required by this Item is incorporated by reference to the 2011 Proxy Statement.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibits Filed as Part of this Report and Exhibits Incorporated by Reference.

The following exhibits and financial statements are filed as part of, or are incorporated by reference into, this report:

(1)                                   Financial Statements

The financial statements appear beginning at page 33 of this report.

(2)                                   Financial Statement Schedules

All supplemental schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

(3)                                   Exhibits

Exhibit No.	Exhibit	Filed Herewith	Incorporated by Reference
3.1	Articles of Organization of the registrant.		Exhibit 3.1 to the registrant’s registration statement on Form SB-2 (Commission File 333-137482).

3.2	Amended and Restated Member Control Agreement of the registrant.		Exhibit 3.3 to the registrant’s registration statement on Form SB-2 (Commission File 333-137482).

4.1	Form of Membership Unit Certificate.		Exhibit 4.2 to the registrant’s registration statement on Form SB-2 (Commission File 333-137482).

10.1	Grain Procurement Agreement and Amendment with Meadowland Farmers Co-op.		Exhibit 10.6 to the registrant’s registration statement on Form SB-2 (Commission File 33-137482).

10.2	Energy Management Agreement dated June 8, 2006 between Highwater Ethanol, LLC and U.S. Energy Services, Inc.		Exhibit 10.9 to the registrant’s registration statement on Form SB-2 (Commission File 33-137482).

10.3	Redwood Electric Service Agreement dated June 28, 2007.		Exhibit 99.1 to the registrant’s Form 8-K filed with the Commission on July 3, 2007.

10.4	Distillers Grains Marketing Agreement with CHS, Inc. dated October 11, 2007.		Exhibit 10.4 to the registrant’s Form 10-KSB filed with the Commission on January 29, 2008.

10.5	Lease Agreement dated April 1, 2008 with the City of Lamberton, MN.		Exhibit 10.2 to the registrant’s Form 10-QSB filed with the Commission on June 13, 2008.

10.6	Trust Indenture dated April 1, 2008 with the City of Lamberton, MN and U.S. Bank National Association.	Exhibit 10.3 to the registrant’s Form 10-QSB filed with the Commission on June 13, 2008.

10.7	Guaranty Agreement dated April 1, 2008 with U.S. Bank National Association.	Exhibit 10.4 to the registrant’s Form 10-QSB filed with the Commission on June 13, 2008.

10.8	Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Financing Statement dated April 1, 2008 with U.S. Bank National Association.	Exhibit 10.6 to the registrant’s Form 10-QSB filed with the Commission on June 13, 2008.

10.9	Security Agreement dated April 1, 2008 with U.S. Bank National Association.	Exhibit 10.7 to the registrant’s Form 10-QSB filed with the Commission on June 13, 2008.

10.10	Intercreditor Agreement dated April 24, 2008 with First National Bank of Omaha and U.S. Bank National Association.	Exhibit 10.8 to the registrant’s Form 10-QSB filed with the Commission on June 13, 2008.

10.11	Construction Loan Agreement dated April 24, 2008 with First National Bank of Omaha.	Exhibit 10.10 to the registrant’s Form 10-QSB filed with the Commission on June 13, 2008.

10.12	Construction Loan Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Financing Statement dated April 24, 2008 with First National Bank of Omaha.	Exhibit 10.11 to the registrant’s Form 10-QSB filed with the Commission on June 13, 2008.

10.13	Security Agreement dated April 25, 2008 with First National Bank of Omaha.	Exhibit 10.12 to the registrant’s Form 10-QSB filed with the Commission on June 13, 2008.

10.14	$10,000,000 Construction Note dated April 24, 2008 with First National Bank of Omaha.	Exhibit 10.13 to the registrant’s Form 10-QSB filed with the Commission on June 13, 2008.

10.15	$2,000,000 Construction Note dated April 25, 2008 with First National Bank of Omaha.	Exhibit 10.14 to the registrant’s Form 10-QSB filed with the Commission on June 13, 2008.

10.16	$9,000,000 Construction Note dated April 25, 2008 with First National Bank of Omaha.	Exhibit 10.15 to the registrant’s Form 10-QSB filed with the Commission on June 13, 2008.

10.17	$13,646,000 Construction Note dated April 25, 2008 with First National Bank of Omaha.	Exhibit 10.16 to the registrant’s Form 10-QSB filed with the Commission on June 13, 2008.

10.18	$500,000 Construction Note dated April 25, 2008 with First National Bank of Omaha.	Exhibit 10.17 to the registrant’s Form 10-QSB filed with the Commission on June 13, 2008.

10.19	$1,000,000 Construction Note dated April 25, 2008 with First National Bank of Omaha.	Exhibit 10.18 to the registrant’s Form 10-QSB filed with the Commission on June 13, 2008.

10.20	$14,254,000 Construction Note dated April 25, 2008 with First National Bank of Omaha.	Exhibit 10.19 to the registrant’s Form 10-QSB filed with the Commission on June 13, 2008.

10.21	Promissory Note and Continuing Letter of Credit Agreement dated April 24, 2008 with First National Bank of Omaha.	Exhibit 10.20 to the registrant’s Form 10-QSB filed with the Commission on June 13, 2008.

10.22	Centerpoint Natural Gas Agreement dated June 26, 2008.	Exhibit 10.26 to the registrant’s Form 10-QSB filed with the Commission on September 15, 2008.

10.23	Trinity Industries Leasing Company Railroad Car Lease Agreement dated July 1, 2009.	Exhibit 10.2 to the registrant’s Form 10-Q filed with the Commission on June 15, 2009.

10.24	Interest Rate Swap Agreement dated April 25, 2008.	Exhibit 10.1 to the registrant’s Form 10-Q filed with the Commission on September 21, 2009.

10.25	First Amendment to Construction Loan Agreement dated August 11, 2009.	Exhibit 10.2 to the registrant’s Form 10-Q filed with the Commission on September 21, 2009.

10.26	First Amendment and Restated Revolving Promissory Note dated August 11, 2009.	Exhibit 10.3 to the registrant’s Form 10-Q filed with the Commission on September 21, 2009.

10.27	First Amendment and Restated Revolving Promissory Note (1 million) dated August 11, 2009.	Exhibit 10.4 to the registrant’s Form 10-Q filed with the Commission on September 21, 2009.

10.28	First Amendment and Restated Revolving Promissory Note (2646 million) dated August 11, 2009.	Exhibit 10.5 to the registrant’s Form 10-Q filed with the Commission on September 21, 2009.

10.29	Fixed Rate Note between First National Bank of Omaha and Highwater Ethanol, LLC dated February 26, 2010.	Exhibit 10.1 to the registrant’s Form 10-Q filed with the Commission on March 17, 2010.

10.30	Fixed Rate Note between Heritage Bank and Highwater Ethanol, LLC dated February 26, 2010.	Exhibit 10.2 to the registrant’s Form 10-Q filed with the Commission on March 17, 2010.

10.31	Fixed Rate Note between United FCS and Highwater Ethanol, LLC dated February 26, 2010.	Exhibit 10.3 to the registrant’s Form 10-Q filed with the Commission on March 17, 2010.

10.32	Fixed Rate Note between AgStar Financial Services, PCA and Highwater Ethanol, LLC dated February 26, 2010.	Exhibit 10.4 to the registrant’s Form 10-Q filed with the Commission on March 17, 2010.

10.33	Fixed Rate Note between Deere Credit and Highwater Ethanol, LLC dated February 26, 2010.	Exhibit 10.5 to the registrant’s Form 10-Q filed with the Commission on March 17, 2010.

10.34	Fixed Rate Note between First Bank & Trust and Highwater Ethanol, LLC dated February 26, 2010.	Exhibit 10.6 to the registrant’s Form 10-Q filed with the Commission on March 17, 2010.

10.35	Fixed Rate Note between Granite Falls Bank	Exhibit 10.7 to the registrant’s Form 10-Q filed

	and Highwater Ethanol, LLC dated February 26, 2010.	with the Commission on March 17, 2010.

10.36	Variable Rate Note between Highwater Ethanol, LLC and First National Bank of Omaha dated February 26, 2010.	Exhibit 10.8 to the registrant’s Form 10-Q filed with the Commission on March 17, 2010.

10.37	Variable Rate Note between Heritage Bank and Highwater Ethanol, LLC dated February 26, 2010.	Exhibit 10.9 to the registrant’s Form 10-Q filed with the Commission on March 17, 2010.

10.38	Variable Rate Note between United FCS and Highwater Ethanol, LLC dated February 26, 2010.	Exhibit 10.10 to the registrant’s Form 10-Q filed with the Commission on March 17, 2010.

10.39	Variable Rate Note between AgStar Financial Services, PCA and Highwater Ethanol, LLC dated February 26, 2010.	Exhibit 10.11 to the registrant’s Form 10-Q filed with the Commission on March 17, 2010.

10.40	Variable Rate Note between Deere Credit and Highwater Ethanol, LLC dated February 26, 2010.	Exhibit 10.12 to the registrant’s Form 10-Q filed with the Commission on March 17, 2010.

10.41	Variable Rate Note between First Bank & Trust and Highwater Ethanol, LLC dated February 26, 2010.	Exhibit 10.13 to the registrant’s Form 10-Q filed with the Commission on March 17, 2010.

10.42	Variable Rate Note between Granite Falls Bank and Highwater Ethanol, LLC dated February 26, 2010.	Exhibit 10.14 to the registrant’s Form 10-Q filed with the Commission on March 17, 2010.

10.43	Long Term Revolving Note between Highwater Ethanol, LLC and First National Bank of Omaha dated February 26, 2010.	Exhibit 10.15 to the registrant’s Form 10-Q filed with the Commission on March 17, 2010.

10.44	Long Term Revolving Rate Note between Heritage Bank and Highwater Ethanol, LLC dated February 26, 2010.	Exhibit 10.16 to the registrant’s Form 10-Q filed with the Commission on March 17, 2010.

10.45	Long Term Revolving Rate Note between United FCS and Highwater Ethanol, LLC dated February 26, 2010.	Exhibit 10.17 to the registrant’s Form 10-Q filed with the Commission on March 17, 2010.

10.46	Long Term Revolving Rate Note between AgStar Financial Services, PCA and Highwater Ethanol, LLC dated February 26, 2010.	Exhibit 10.18 to the registrant’s Form 10-Q filed with the Commission on March 17, 2010.

10.47	Long Term Revolving Rate Note between Deere Credit and Highwater Ethanol, LLC dated February 26, 2010.	Exhibit 10.19 to the registrant’s Form 10-Q filed with the Commission on March 17, 2010.

10.48	Long Term Revolving Rate Note between First Bank & Trust and Highwater Ethanol, LLC dated February 26, 2010.	Exhibit 10.20 to the registrant’s Form 10-Q filed with the Commission on March 17, 2010.

10.49	Long Term Revolving Rate Note between Granite Falls Bank and Highwater Ethanol, LLC dated February 26, 2010.		Exhibit 10.21 to the registrant’s Form 10-Q filed with the Commission on March 17, 2010.

10.50	RPMG Ethanol Fuel Marketing Agreement dated February 1, 2011.+	X

10.51	Third Amendment of Construction Loan Agreement dated January 28, 2011.	X

10.52	First Amended and Restated Variable Rate Note between Highwater Ethanol, LLC and First National Bank of Omaha dated January 31, 2011.	X

10.53	First Amended and Restated Variable Rate Note between Heritage Bank and Highwater Ethanol, LLC dated January 31, 2011.	X

10.54	First Amended and Restated Variable Rate Note between United FCS and Highwater Ethanol, LLC dated January 31, 2011.	X

10.55	First Amended and Restated Variable Rate Note between AgStar Financial Services, PCA and Highwater Ethanol, LLC dated January 31, 2011.	X

10.56	First Amended and Restated Variable Rate Note between Deere Credit and Highwater Ethanol, LLC dated January 31, 2011.	X

10.57	First Amended and Restated Variable Rate Note between First Bank & Trust and Highwater Ethanol, LLC dated January 31, 2011.	X

10.58	First Amended and Restated Variable Rate Note between Granite Falls Bank and Highwater Ethanol, LLC dated January 31, 2011.	X

10.59	First Amended and Restated Long Term Revolving Note between Highwater Ethanol, LLC and First National Bank of Omaha dated January 31, 2011.	X

10.60	First Amended and Restated Long Term Revolving Rate Note between Heritage Bank and Highwater Ethanol, LLC dated January 31, 2011.	X

10.61	First Amended and Restated Long Term Revolving Rate Note between United FCS and Highwater Ethanol, LLC dated January 31, 2011.	X

10.62	First Amended and Restated Long Term Revolving Rate Note between AgStar Financial Services, PCA and Highwater Ethanol, LLC dated January 31, 2011.	X

10.63	First Amended and Restated Long Term Revolving Rate Note between Deere Credit and Highwater Ethanol, LLC dated January 31, 2011.	X

10.64	First Amended and Restated Long Term Revolving Rate Note between First Bank & Trust and Highwater Ethanol, LLC dated January 31, 2011.	X

10.65	First Amended and Restated Long Term Revolving Rate Note between Granite Falls Bank and Highwater Ethanol, LLC dated January 31, 2011.	X

14.1	Code of Ethics of Highwater Energy, LLC adopted on June 26, 2008.		Exhibit 14.1 to the registrant’s Form 10-KSB filed with the Commission on January 29, 2009.

31.1	Certificate Pursuant to 17 CFR 240.13a-14(a)	X

31.2	Certificate Pursuant to 17 CFR 240.13a-14(a)	X

32.1	Certificate Pursuant to 18 U.S.C. Section 1350	X

32.2	Certificate Pursuant to 18 U.S.C. Section 1350	X

(+)	Confidential Treatment Requested.
(X)	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HIGHWATER ETHANOL, LLC

Date:	January 28, 2011	/s/ Brian Kletscher
Brian Kletscher
Principal Executive Officer

Date:	January 28, 2011	/s/ Mark Peterson
Mark Peterson
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: January 28, 2011	/s/ David G. Moldan
David G. Moldan, Chairman and Governor

Date: January 28, 2011	/s/ Timothy J. VanDerWal
Timothy J. VanDerWal, Vice Chairman and Governor

Date: January 28, 2011	/s/ Warren Walter Pankonin
Warren Walter Pankonin, Secretary and Governor

Date: January 28, 2011	/s/ Luke Spalj
Luke Spalj, Treasurer and Governor

Date: January 28, 2011	/s/ Russell J. Derickson
Russell J. Derickson, Governor

Date: January 28, 2011	/s/ George M. Goblish
George M. Goblish, Governor

Date: January 28, 2011	/s/ Ronald E. Jorgenson
Ronald E. Jorgenson, Governor

Date: January 28, 2011	/s/ Scott Brittenham
Scott Brittenham, Governor

Date: January 28, 2011	/s/ Rex Roehl
Rex Roehl, Governor