Form 10-Q
period 2011-01-31
HIGHWATER ETHANOL LLC
filed 2011-03-22
CIK 1371451

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of March 1, 2011 there were 4,953 membership units outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

HIGHWATER ETHANOL, LLC

Condensed Balance Sheets

	January 31,	October 31,
	2011	2010
	(Unaudited)
ASSETS
Current Assets
Cash and equivalents	$5,633,158	$3,856,173
Restricted cash	185,460	67,857
Restricted marketable securities	79,405	109,555
Accounts receivable	5,549,942	4,764,588
Inventories	4,030,540	4,437,672
Prepaids and other	576,316	704,943
Total current assets	16,054,821	13,940,788

Property and Equipment
Land and land improvements	6,786,724	6,786,724
Buildings	37,965,861	37,965,861
Office equipment	343,133	343,133
Equipment	59,990,473	59,540,376
Vehicles	41,994	41,994
Construction in progress	14,644	355,968
	105,142,829	105,034,056
Less accumulated depreciation	(9,029,279)	(7,475,338)
Net property and equipment	96,113,550	97,558,718

Other Assets
Restricted marketable securities	1,518,000	1,518,000
Debt issuance costs, net	1,361,680	1,433,751
Total other assets	2,879,680	2,951,751

Total Assets	$115,048,051	$114,451,257

	January 31,	October 31,
	2011	2010
	(Unaudited)
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$1,274,050	$1,604,251
Construction payable - members	93,886	365,968
Accrued expenses	706,343	640,826
Derivative instruments	762,744	840,467
Line of credit	1,500,000	—
Current maturities of long-term debt	6,372,024	6,801,375
Total current liabilities	10,709,047	10,252,887

Long-Term Debt	55,970,003	56,439,317

Derivative Instrument	1,382,826	1,787,375

Commitments and Contingencies

Members’ Equity
Members’ equity, 4,953 units outstanding	46,986,175	45,971,678
Total members’ equity	46,986,175	45,971,678

Total Liabilities and Members’ Equity	$115,048,051	$114,451,257

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC

Condensed Statements of Operations

	Three Months Ended	Three Months Ended
	January 31, 2011	January 31, 2010
	(Unaudited)	(Unaudited)

Revenues	$36,269,498	$27,734,962

Cost of Goods Sold	34,185,426	23,507,912

Gross Profit	2,084,072	4,227,050

Operating Expenses	437,292	571,250

Operating Profit	1,646,780	3,655,800

Other Income (Expense)
Interest income	37,188	35,339
Other income	—	5,669
Interest expense	(1,165,081)	(1,230,136)
Gain on derivative instrument	525,760	17,317
Total other expense, net	(602,133)	(1,171,811)

Net Income	$1,044,647	$2,483,989

Weighted Average Units Outstanding	4,953	4,953

Net Income Per Unit	$210.91	$501.51

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC

Condensed Statements of Cash Flows

	Three months ended	Three months ended
	January 31, 2011	January 31, 2010
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net income	$1,044,647	$2,483,989
Adjustments to reconcile net income to net cash provided by operations
Depreciation and amortization	1,626,012	1,625,047
Interest payments made from restricted cash	11,220	—
Change in fair value of derivative instruments	(230,653)	255,381
Increase in restricted cash from net interest earned	(33,638)	(33,637)
Change in assets and liabilities
Restricted cash	(95,185)	—
Accounts receivable, including members	(785,354)	1,454,531
Inventories	407,132	(1,652,575)
Derivative instrument	(251,619)	(272,698)
Prepaids and other	128,627	(260,092)
Accounts payable, including members	(330,201)	111,663
Accrued expenses	65,517	139,383
Net cash provided by operating activities	1,556,505	3,850,992

Cash Flows from Investing Activities
Capital expenditures	(380,855)	(596,483)
Net cash used in investing activities	(380,855)	(596,483)

Cash Flows from Financing Activities
Proceeds from (payments on) line of credit	1,500,000	(1,000,000)
Payments on long-term debt	(898,665)	—
Net cash provided by (used in) financing activities	601,335	(1,000,000)

Net Increase in Cash and equivalents	1,776,985	2,254,509

Cash and equivalents - Beginning of period	3,856,173	2,620,833

Cash and equivalents - End of period	$5,633,158	$4,875,342

Supplemental Cash Flow Information
Cash paid for interest	$1,063,341	$1,114,510

Supplemental Disclosure of Noncash Financing and Investing Activities
Unrealized gain (loss) on restricted marketable securities	$(30,150)	$4,084
Capital expenditures included in accounts payable	$93,886	$1,815,536

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC

Notes to Unaudited Condensed Financial Statements

January 31, 2011

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations.  These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company’s audited financial statements for the year ended October 31, 2010, contained in the Company’s Form 10-K.

In the opinion of management, the interim condensed financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for fair presentation of the Company’s financial position as of January 31, 2011 and the results of operations and cash flows for all periods presented.

Nature of Business

Highwater Ethanol, LLC, (a Minnesota Limited Liability Company) operates a 50 million gallon per year ethanol plant in Lamberton, Minnesota.  The Company produces and sells fuel ethanol and distillers grains, a co-product of the fuel ethanol production process, in the continental United States, Mexico and Canada.

Accounting Estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles.  Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.  The Company uses estimates and assumptions in accounting for significant matters, among others, the carrying value of property and equipment and related impairment testing, inventory valuation, and derivative instruments.  Actual results could differ from those estimates and such differences may be material to the financial statements. The Company periodically reviews estimates and assumptions and the effects of revisions are reflected in the period in which the revision is made.

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

HIGHWATER ETHANOL, LLC

Notes to Unaudited Condensed Financial Statements

January 31, 2011

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

The Company entered into corn commodity-based derivatives in order to protect cash flows from fluctuations caused by volatility in commodity prices. These derivatives are not designated as effective hedges for accounting purposes. For derivative instruments that are not accounted for as hedges, or for the ineffective portions of qualifying hedges, the change in fair value is recorded through earnings in the period of change. Corn derivative changes in fair market value are included in costs of goods sold.

Fair Value of Financial Instruments

The carrying value of cash, accounts receivable, and accounts payable, and other working capital items approximate fair value at January 31, 2011 due to the short maturity nature of these instruments.

The carrying value of restricted marketable securities approximate their fair value based on quoted market prices at year end.  The Company believes the carrying value of the derivative instruments approximate fair value based on widely accepted valuation techniques including quotes obtained from an independent pricing service and discounted cash flow analysis which includes observable market-based inputs.

The Company believes the carrying amount of the long-term debt approximates the fair value because a significant portion of total indebtedness contains variable interest rates and this rate is a market interest rate for these borrowings as evidenced by recent debt negotiations.

Reclassifications

The Company made reclassifications to certain consulting and bank costs fees in the Condensed Statement of Operations for the three months ended January 31, 2010, to conform with classifications for the three months ended January 31, 2011.  These reclassifications had no effect on members’ equity, net income or cash flows as previously presented.

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

HIGHWATER ETHANOL, LLC

Notes to Unaudited Condensed Financial Statements

January 31, 2011

the Company’s operations, profitability, and availability of cash flows to make loan payments and maintain compliance with the loan agreement.

3.  FAIR VALUE MEASUREMENTS

The following table provides information on those assets measured at fair value on a recurring basis.

	Fair Value as of	Fair Value Measurement Using
	January 31, 2011	Level 1	Level 2	Level 3
Restricted marketable securities - current	$79,405	$79,405	$—	$—
Restricted marketable securities — long-term	$1,518,000	$1,518,000	$—	$—
Derivative instruments — Interest rate swap	$(2,102,082)	$—	$(2,102,082)	$—
Derivative instruments — Corn contracts	$(43,488)	$(43,488)	$—	$—

The fair value of restricted marketable securities is based on quoted market prices in an active market. The Company determined the fair value of the interest rate swap by using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each instrument. The analysis reflects the contractual terms of the swap agreement, including the period to maturity and uses observable market-based inputs and uses the market standard methodology of netting the discounted future fixed cash receipts and the discounted expected variable cash payments. The Company determines the fair value of the commodity derivative instruments by obtaining fair value measurements from an independent pricing service.  The fair value measurements consider observable data that may include dealer quotes and live trading levels from the Chicago Board of Trade.

4.  RESTRICTED MARKETABLE SECURITIES

The cost and fair value of the Company’s restricted marketable securities consist of the following at January 31, 2011:

	Amortized Cost	Gross Unrealized Gains	Fair Value

Restricted marketable securities - Current Municipal obligations	$79,405	$—	$79,405

Restricted marketable securities — Long-term Municipal obligations	1,429,712	88,288	1,518,000

Total restricted marketable securities	$1,509,117	$88,288	$1,597,405

The long-term restricted marketable securities relate to the debt service reserve fund required by the capital lease agreement. The Company had gross unrealized gains of $88,288 and $118,438 included in accumulated other comprehensive income at January 31, 2011 and October 31, 2010, respectively.

HIGHWATER ETHANOL, LLC

Notes to Unaudited Condensed Financial Statements

January 31, 2011

Shown below are the contractual maturities of marketable securities with fixed maturities at January 31, 2011.  Actual maturities may differ from contractual maturities because certain securities may contain early call or prepayment rights.

Due within 1 year	$—
Due in 1 to 3 years	1,349,451
Due in 3 to 5 years	247,954
Total	$1,597,405

5. INVENTORIES

Inventories consisted of the following at:

	January 31, 2011	October 31, * 2010

Raw materials	$1,616,176	$1,972,604
Spare parts and supplies	194,410	190,386
Work in process	1,135,871	930,377
Finished goods	1,084,083	1,344,305

Total	$4,030,540	$4,437,672

*Derived from Audited financial statements

6. DERIVATIVE INSTRUMENTS

As of January 31, 2011, the Company had entered into corn derivative instruments and an interest rate swap agreement, which are required to be recorded as either assets or liabilities at fair value in the statement of financial position. Derivatives qualify for treatment as hedges when there is a high correlation between the change in fair value of the derivative instrument and the related change in value of the underlying hedged item. The Company must designate the hedging instruments based upon the exposure being hedged as a fair value hedge, a cash flow hedge or a hedge against foreign currency exposure.

Interest Rate Swap

At January 31, 2011, the Company had a notional amount of approximately $22,366,000 outstanding in the swap agreement that fixes the interest rate at 7.6% until June 2014. The interest rate swap is not designated as a hedge for accounting purposes.

Commodity Contracts

As of January 31, 2011, the Company has open positions for 80,000 bushels of corn on the Chicago Board of Trade. These derivatives have not been designated as a hedge for accounting purposes.  Management expects all open positions outstanding as of January 31, 2011 to be realized within the next fiscal year.

HIGHWATER ETHANOL, LLC

Notes to Unaudited Condensed Financial Statements

January 31, 2011

The following tables provide details regarding the Company’s derivative instruments at January 31, 2011:

Instrument	Balance Sheet location	Assets	Liabilities

Interest rate swap	Derivative instruments	$—	$2,102,082
Corn contracts	Derivative instruments	—	43,488

The following tables provide details regarding the gains from the Company’s derivative instruments in statements of operations, none of which are designated as hedging instruments:

	Statement of	Three Months Ended January 31,
	Operations location	2011	2010
Interest rate swap	Gain on derivative instrument	$525,760	$17,317

Corn contracts	Cost of goods sold	56,456	—

7.  DEBT FINANCING

Long-term debt consists of the following at:

	January 31,	October 31,*
	2011	2010

Fixed rate note payable, see terms below	$23,606,034	$24,040,752

Variable rate note payable, see terms below	18,884,794	19,255,952

Long-term revolving note payable, see terms below	4,671,199	4,763,988

Capital lease	15,180,000	15,180,000

Total	62,342,027	63,240,692

Less amounts due within one year	6,372,024	6,801,375

Net long-term debt	$55,970,003	$56,439,317

*Derived from Audited financial statements

In January 2011, the Company entered into an amendment to the construction loan agreement with its primary lender (Lender).  Pursuant to the amended agreement, the Company is required to make an immediate $3,000,000 prepayment on the long-term revolving note payable, which was completed in February 2011. In exchange for the prepayment, the variable rate note payable will have interest only payments going forward with quarterly 50% excess cash flow payments which will be applied first to interest and then to principal on the variable rate note, with

HIGHWATER ETHANOL, LLC

Notes to Unaudited Condensed Financial Statements

January 31, 2011

a minimum annual reduction of principal of $750,000. The Company is also required to make a $750,000 mandatory principal repayment on the long-term revolving note payable prior to February 2012 and reduce the outstanding principal balance to zero as of February 2013. The amendment also modifies the minimum working capital, minimum net worth, fixed charge coverage, and leverage ratios contained in the loan documents. The Company anticipates being in compliance with these revised covenant requirements through January 31, 2012.

The financial covenant conditions approved as part of the January 2011 amendment to the debt agreement are as follows:

Covenant Type	Compliance Dates	Covenant Requirements
Fixed charge coverage	Quarterly	No less than 1.10:1.00
Net worth	Annually	$41,250,000	*
Working Capital	Quarterly	No less than $6,000,000	#
Maximum leverage	Annually	No greater than 1.65:1.00

* The Net Worth covenant requirement will be increased each fiscal year by an amount equal to the greater of $250,000 or the amount of undistributed earnings accumulated during the fiscal year just ended (less any allowable distributions attributable to the just ended fiscal year’s earnings).

# The minimum Working Capital covenant requirement of $6,000,000 will commence on May 1, 2011. Until that time, the minimum Working Capital covenant requirement is $4,500,000.

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

Fixed Rate Note

The Fixed Rate Note was $25,200,000 at conversion with a variable interest rate that is fixed with an interest rate swap.  The Company makes monthly principal payments on the Fixed Rate Note initially for approximately $145,000 plus accrued interest which commenced in March 2010. Interest accrues on the Fixed Rate Note at the greater of the one-month LIBOR rate plus 300 basis points or 4%, which was 4% at January 31, 2011. A final balloon payment on the Fixed Rate Note of approximately $15,189,000 will be due February 26, 2015.

Variable Rate Note

The Variable Rate Note was $20,200,000 at conversion.  For the Variable Rate Note, the Company makes monthly payments initially for approximately $147,000 plus accrued interest which commenced in March 2010. Interest accrues on the Variable Rate Note at the greater of the one-month LIBOR rate plus 350 basis points or 4%. A final balloon payment of approximately $15,306,000 will be due February 26, 2015. Under the amendment entered into in January 2011, the minimum interest rate on the variable rate note increased to 5% and the principal balance increased by $336,000.

Long-term Revolving Note

The Long-Term Revolving Note was $5,000,000 at conversion.  The amount available on the Long-Term Revolving Note will decline annually by the greater of $125,000 or 50% of the excess cash flow, as defined by the agreement.  The Long-Term Revolving Note accrues interest monthly at the greater of the one-month LIBOR plus 350 basis points or 4% until maturity on February 26, 2015, which was 4% at January 31, 2011. Under the amendment entered

HIGHWATER ETHANOL, LLC

Notes to Unaudited Condensed Financial Statements

January 31, 2011

into in January 2011, there was a prepayment of $3,000,000 made on the long-term revolving note, the maximum availability was reduced to $4,500,000, and $336,000 of the remaining balance was allocated to the variable rate note. Additionally, the payment terms were adjusted as discussed above. The prepayment on the long-term revolving note was made in February 2011.

Line of Credit

The Company’s Line of Credit accrues interest at the greater of the 90-day LIBOR plus 450 basis points or 5.5%, which was 5.5% at January 31, 2011.  The line of credit requires monthly interest payments and was payable in full in February 2010.  In February 2010, the Company signed an amendment to extend the maturity date to February 26, 2011.  In February 2011, the Company signed an amendment to extend approximately $948,000 of the line of credit to June 30, 2011 and $4,052,000 to August 28, 2011.  On June 30, 2011, the maximum principal amount available under the line of credit will be reduced by approximately $948,000.  As of January 31, 2011, the Company had $1,500,000 outstanding on the line of credit.

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

As of January 31, 2011, the Company has letters of credit outstanding of $4,250,000. The Company pays interest at a rate of 1.75% on amounts outstanding and the letters of credit are valid until March 2011. One of the letters of credit will automatically renew for an additional one year period in the amount of $4,000,000.

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

HIGHWATER ETHANOL, LLC

Notes to Unaudited Condensed Financial Statements

January 31, 2011

The estimated maturities of the long-term debt at January 31, 2011 are as follows:

2012	$6,372,024
2013	3,516,491
2014	2,929,991
2015	4,081,386
2016 and thereafter	45,442,135

Long-term debt	$62,342,027

8.  LEASES

In April 2009, the Company entered into a five-year operating lease agreement with an unrelated party for 50 covered hopper cars.  The Company pays approximately $425 per car per month.  In addition, a surcharge of $0.03 per mile will be assessed for each mile in excess of 30,000 miles per year a car travels.  Total lease expense for the three months ending January 31, 2011 was approximately $63,750.

Future minimum lease payments under the operating and capital leases are as follows at January 31, 2011:

	Operating	Capital
2012	$255,000	$1,290,300
2013	255,000	1,290,300
2014	255,000	1,290,300
2015	106,250	1,523,633
2016	—	2,690,467
After 2016	—	18,396,600
Total	871,250	26,481,600
Less amount representing interest	—	11,301,600
Present value of minimum lease payments	871,250	15,180,000
Less current maturities	—	—
Long-term debt	$871,250	$15,180,000

9.  COMMITMENTS AND CONTINGENCIES

Marketing Agreements

The Company entered into a new ethanol marketing agreement with their current marketer that became effective February 1, 2011. Under the new marketing agreement, the marketer will continue to purchase, market, and distribute all the ethanol produced by the Company. The Company also entered into a member control agreement with the marketer whereby the Company will make a capital contribution and become a minority owner of the marketing company.  The member control agreement became effective on February 1, 2011 and provides the Company a membership interest with voting rights. The marketing agreement would terminate if the Company ceases to be a member.  The Company would assume certain of the member’s rail car leases if the agreement is terminated.

HIGHWATER ETHANOL, LLC

Notes to Unaudited Condensed Financial Statements

January 31, 2011

Regulatory Agencies

The Company is subject to oversight from regulatory agencies regarding environmental concerns which arise in the ordinary course of its business. While the ultimate outcome of these matters is not presently determinable, it is in the opinion of management that the resolution of outstanding claims will not have a material adverse effect on the financial position or results of operations of the Company. Due to the uncertainties in the settlement process, it is at least reasonably possible that management’s view of outcomes will change in the near term.

Construction in Progress

The Company had construction in progress of approximately $14,600 at January 31, 2011 for enhancements to the gas monitoring system.  The addition is expected to amount to $36,500.

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

During 2010, the ethanol industry experienced a significant increase in distiller grains exports to China.  Animal feeding operations in China are growing which has prompted a significant increase in animal feed demand from China, including increased distillers grain demand.  However, China recently began investigating United States distillers grains exporters for dumping distillers grains in the Chinese market.  These dumping allegations may lead to China imposing high tariffs on distillers grains that are produced in the United States and transported to China.  While the United States distillers grains industry believes that China’s dumping claims are without merit and are retaliation by the Chinese government related to other trade disputes with the United States, these developments may negatively impact distillers grains exports to China.  If China were to impose a high tariff on distillers grains imports from the United States, it could negatively impact the market price of distillers grains which could negatively impact our financial performance.

Results of Operations for the Three Months Ended January 31, 2011 and 2010

The following table shows the results of our operations and the approximate percentage of revenues, costs of goods sold, operating expenses and other items to total revenues in our unaudited statements of operations for the three months ended January 31, 2011 and 2010:

	Three Months Ended January 31, 2011 (Unaudited)		Three Months Ended January 31, 2010 (Unaudited)
Statement of Operations Data	Amount	Percent	Amount	Percent
Revenues	$36,269,498	100.0%	$27,734,962	100.0%

Cost of Goods Sold	34,185,426	94.25%	23,507,912	84.76%

Gross Profit	2,084,072	5.75%	4,227,050	15.24%

Operating Expenses	437,292	1.21%	571,250	2.06%

Operating Profit	1,646,780	4.54%	3,655,800	13.18%

Other Income (Expense), net	(602,133)	(1.66)%	(1,171,811)	(4.23)%

Net Income	$1,044,647	2.88%	$2,483,989	8.96%

Revenues

Our revenues are derived from the sale of our ethanol and distillers grains.

The following table shows the sources of our revenue for the three months ended January 31, 2011.

	Amount (Unaudited)	Percentage of Total Revenues (Unaudited)
Revenue Sources

Ethanol Sales	$30,969,714	85.39%
Distillers Grains Sales	5,299,784	14.61%
Total Revenues	$36,269,498	100.00%

The following table shows the sources of our revenue for the three months ended January 31, 2010.

	Amount (Unaudited)	Percentage of Total Revenues (Unaudited)
Revenue Sources

Ethanol Sales	$24,012,930	86.58%
Distillers Grains Sales	3,722,031	13.42%
Total Revenues	$27,734,962	100.00%

The following table shows additional data regarding production and price levels for our primary inputs and products for the three months ended January 31, 2011 and 2010.

Additional Data	Three Months Ended January 31, 2011 (Unaudited)	Three Months Ended January 31, 2010 (Unaudited)
Ethanol sold (gallons)	14,578,000	13,315,000
Dried distillers grains sold (tons)	37,000	34,000
Modified distillers grains sold (tons)	2,000	2,500
Ethanol average price per gallon	$2.15	$1.85
Dried distillers grains average price per ton	$151.44	$110.42
Modified distillers grains average price per ton	$53.88	$38.12
Average corn costs per bushel	$5.49	$3.54

Revenues

Our total revenues were higher for our first quarter of 2011 compared to the same period in 2010, primarily due to increased sales and prices for ethanol and distillers grains.  For the three month period ended January 31, 2011, ethanol sales accounted for approximately 85.39% of our total revenue and distillers grains sales accounted for approximately 14.61% of our total revenue.  For the three month period ended January 31, 2010, ethanol sales accounted for approximately 86.58% of our total revenue and distillers grains sales accounted for approximately 13.42% of our total revenue.

Management believes that distillers grains represent a larger portion of our revenues during the three months ended January 31, 2011 compared to the same period of 2010 as a result of the higher distillers grains prices we received.  Management believes these higher distillers grains prices are a result of the high price of other feed products available to livestock producers.

We experienced an increase in the gallons of ethanol sold in the three month period ended January 31, 2011 as compared to the three month period ended January 31, 2010.  We sold 14,578,000 gallons of ethanol during the three month period ended January 31, 2011 compared to 13,315,000 gallons for the three months ended January 31, 2010.  During the three months ended January 31, 2011, the Company had revenues from the sale of ethanol of approximately $30,970,000 compared to revenues of approximately $24,013,000 from the sale of ethanol for the three months ended January 31, 2010.  The average ethanol sales price we received for the three month period ended January 31, 2011 was approximately 16.21% higher than the average price we received for the same period of 2010.  For the three month period ended January 31, 2011, the Company received an average price of $2.15 per gallon of ethanol sold.  In comparison, the Company received an average price of $1.85 per gallon of ethanol sold for the three months ended January 31, 2010.  Management attributes this increase in the average price we received for our ethanol with higher corn and energy prices along with increased ethanol exports to Europe which positively impacted ethanol demand during the three month period ended January 31, 2011.  Recent geopolitical events in northern Africa and the Middle East have caused significant uncertainty about the global supply of crude oil and other petroleum based products.  Management anticipates that the price of ethanol will continue to be volatile during our 2011 fiscal year as a result of these factors.  Since the end of our fiscal quarter on January 31, 2011, ethanol prices have increased.

The Company received revenues from the sale of its dried distillers grains of approximately $5,300,000 (after freight and marketing fees) for the three months ended January 31, 2011, compared to revenues of approximately $3,722,000 for the three months ended January 31, 2010.  For the three months ended January 31, 2011, the Company received an average price of $151.44 (after freight but before marketing fees) per ton for the approximately 37,000 tons of dried distillers grains sold.  In comparison, the Company received an average price of $110.42 (after freight but before marketing fees) per ton for approximately 34,000 tons of dried distillers grains sold for the three months ended January 31, 2010.  Management attributes this increase in dried distillers grains prices during the three months ended January 31, 2011 with higher corn prices and increased export demand for dried distillers grains.  Generally, as corn prices increase, distillers grains prices also increase since distillers grains are typically used as a feed substitute for corn.  Management anticipates that distillers grains prices will continue to increase because of the recent increases in corn prices.  However, in the event China ceases importing distillers grains from the United States, we may experience excess supply of distillers grains in the market.  While we do not export a significant amount of distillers grains to China, management believes that changes in China’s imports of distillers grains may affect the market price of distillers grains in the United States.

Management also anticipates that our results of operations for our 2011 fiscal year may be affected by high corn prices, a surplus of ethanol, and volatility in the commodity markets. If plant operating margins remain low for an extended period of time, management anticipates that this could significantly impact our liquidity, especially if our raw material costs increase. Management believes the industry will need to continue to grow demand and further develop an ethanol distribution system to facilitate additional blending of ethanol and gasoline to offset the increased supply brought to the marketplace by additional production. Going forward, we are optimistic that ethanol demand will continue to grow and ethanol distribution will continue to expand as a result of the positive blend economics that currently exist once the Volumetric Ethanol Excise Tax Credit (“VEETC”) is accounted for by the gasoline refiners and blenders.  However, if VEETC is not renewed or if it is repealed, it likely would have a negative impact on the price of ethanol and demand for ethanol in the marketplace.

Cost of Goods Sold

Our costs of goods sold as a percentage of revenues were approximately 94.25% for the three months ended January 31, 2011 compared to 84.76% for the three months ended January 31, 2010.  Our two largest costs of production are corn (79.57% of cost of goods sold for the three months ended January 31, 2011) and natural gas (5.88% of cost of goods sold for the three months ended January 31, 2011).  Our cost of goods sold increased to approximately $34,185,000 for the three months ended January 31, 2011 from approximately $23,508,000 in the three months ended January 31, 2010.

For the three months ended January 31, 2011, the Company paid an average price for corn of $5.49 per bushel, compared to an average price of $3.54 per bushel for the three months ended January 31, 2010.  Management anticipates that corn prices will remain high throughout much of our 2011 fiscal year until we are assured of a large 2011 corn crop which would increase corn carryover.  Should we experience an unfavorable growing season during 2011, we may continue to endure high corn prices through the rest of our 2011 fiscal year and beyond.

For the three month period ended January 31, 2011, we experienced a decrease in our overall natural gas costs compared to the same period of 2010.  We attribute this significant decrease in natural gas costs to improved efficiencies and lower natural gas prices.  Management anticipates that natural gas prices will be relatively stable in the next several months.

We occasionally engage in hedging activities with respect to corn.  We recognize the gains or losses that result from the changes in the value of our derivative instruments in cost of goods sold as the changes occur. As corn prices fluctuate, the value of its derivative instruments would be impacted, which effects would affect the Company’s financial performance. Any future use of hedging by the Company may result in the volatility in the Company’s cost of goods sold due to the timing of the changes in value of the derivative instruments relative to the cost and use of the commodity being hedged.

Operating Expense

Our operating expenses as a percentage of revenues were 1.21% for the three months ended January 31, 2011, compared to 2.06% for the three months ended January 31, 2010, as a result of the ethanol facility operating more efficiently.  Operating expenses include salaries and benefits of administrative employees, insurance, taxes, professional fees and other general administrative costs.  Management is pursuing strategies to optimize efficiencies and maximize production.  These efforts may result in a decrease in our operating expenses on a per gallon basis.  However, because these expenses do not vary with the level of production at the plant, we expect our operating expenses to remain steady with first quarter 2011 levels.

Operating Income

We had a profit from operations for the three months ended January 31, 2011, of approximately 4.54% of our revenues compared to 13.09% for the three months ended January 31, 2010.  For the three months ended January 31, 2011, we reported an operating profit of approximately $1,647,000, and for the three months ended January 31, 2010, we reported an operating profit of approximately $3,656,000.  This decrease in operating income is primarily due to escalating corn prices that outpaced the rising ethanol and distillers grains revenues.

Other Income (Expense)

We had total other expense (net) for the three months ended January 31, 2011, of approximately $602,000 compared to other expense (net) of approximately $1,172,000 for the three months ended January 31, 2010.  Our other expense for the three months ended January 31, 2011, consisted primarily of interest expense offset by derivative instrument gains.  The net decrease in other expense is due to the increase in the gain on derivative instrument for the three months ended January 31, 2011 compared to the same period of 2010 because of the underlying variable rate increasing from October 31, 2010.

Changes in Financial Condition for the Three Months Ended January 31, 2011

The following table highlights the changes in our financial condition for the three months ended January 31, 2011 from our previous fiscal year ended October 31, 2010:

	January 31, 2011 (unaudited)	October 31, 2010*
Current Assets	$16,054,821	$13,940,788
Current Liabilities	10,709,047	10,252,887
Long-Term Debt	55,970,003	56,439,317
Members’ Equity	46,986,175	45,971,678

* Derived from audited financial statements

Total and Current Assets.  Total assets were approximately $115,048,000 at January 31, 2011, compared to approximately $114,451,000 at October 31, 2010.  Current assets at January 31, 2011, increased from October 31, 2010 as a result of an increase in our cash on hand due to improved conditions in the ethanol market as well as the $1,500,000 drawn on our line of credit.  Also, we experienced an increase in our accounts receivables primarily because of the higher ethanol and distillers grains prices as of January 31, 2011.

Property and Equipment.  The net value of our property and equipment was lower at January 31, 2011 compared to October 31, 2010 as a result of depreciation taken on our operating assets during the period.

Current Liabilities.  Total current liabilities increased and totaled approximately $10,709,000 at January 31, 2011 and $10,253,000 at October 31, 2010.  As of January 31, 2011 we had drawn $1,500,000 on our line of credit.  Additionally, current maturities of long-term debt included $3,000,000 reclassified from long-term debt due to the prepayment on the Long-Term Revolving Note made in February 2011.

Long-term Liabilities.  Long-term debt decreased from approximately $56,439,000 at October 31, 2010, to approximately $55,970,000 at January 31, 2011, primarily because we continue to pay down our loans with FNBO and have reclassified $3,000,000 to current liabilities due to the prepayment on the Long-Term Revolving Note made in February 2011.

Liability and Capital Resources

Our primary sources of liquidity include: (1) cash, (2) Long-Term Revolving Note, and (3) line of credit.  On January 31, 2011 we amended our Construction Loan Agreement with First National Bank of Omaha of Omaha, Nebraska as administrative agent and collateral agent for the banks (collectively referred to as “FNBO”).  For a description of the modifications to our loan documents see below “Modifications to Loan Documents”.

Based on financial forecasts performed by our management, we anticipate that we will have sufficient cash from our current credit facilities and cash from our operations to continue to operate the ethanol plant at capacity for the next 12 months.   In addition, we have a revolving line of credit with maximum available funds up to $5,000,000.  We had $1,500,000 drawn on this credit facility as of January 31, 2011 and $3,500,000 available.

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

The following table shows cash flows for the three months ended January 31, 2011 and 2010:

	Three Months Ended January
	2011	2010
Net cash provided by operating activities	$1,556,505	$3,850,992
Net cash used in investing activities	(380,855)	(596,483)
Net cash provided by (used in) financing activities	601,335	(1,000,000)

Cash Flow From Operations

We experienced a decrease of approximately $2,294,000 in our cash flows from operations for the three month period ended January 31, 2011, compared to the same period in 2010.  This decrease was due to decreased net income primarily driven by increased prices for corn during the 2011 period as well as a decrease in our working capital items.  During the three months ended January 31, 2011, our capital needs were being adequately met through cash from our operating activities and our credit facilities.

Cash Flow From Investing Activities

We used less cash for investing activities for the three month period ended January 31, 2011, as compared to 2010.  This decrease was primarily a result of the reduced capital expenditures.

Cash Flow From Financing Activities

We had net cash provided by financing activities during our three months ended January 31, 2011, as a result of the $1,500,000 draw on our line of credit offset by cash paid to decrease the principal balance on our loans with FNBO by approximately $899,000.

Short-Term and Long-Term Debt Sources

On April 24, 2008, we entered into a Construction Loan Agreement (the “Agreement”) with FNBO for the purpose of funding a portion of the cost of the ethanol plant.  Under the Agreement, FNBO agreed to loan us up to $61,000,000, consisting of a $50,400,000 Construction Loan, together with a $5,000,000 Revolving Loan, and $5,600,000 to support the issuance of letters of credit by FNBO.  As of January 31, 2011, the Company had issued $4,250,000 in letters of credit.

With construction complete and the ethanol plant commencing operations, the construction loan converted on February 26, 2010 to a $25,200,000 Fixed Rate Note, a $20,200,000 Variable Rate Note, a $5,000,000 Long-Term Revolving Note, and a $5,000,000 line of credit.

Modifications to Loan Documents

On January 31, 2011 we entered into a Third Amendment of Construction Loan Agreement with FNBO (“Third Amendment”).  The Long-term Revolving Note was initially $5,000,000.  Pursuant to the amended agreement, we paid $3,000,000 in February 2011 to FNBO as a principal prepayment of our Long-term Revolving Note.  In addition, we have agreed to make an additional mandatory principal prepayment of not less than $750,000 on the Long-term Revolving Note on or before February 1, 2012, as well as an additional mandatory principal payment on or before February 1, 2013, in an amount sufficient to reduce the outstanding principal balance of the Long-term Revolving Note to $0.  The maximum allowable principal balance outstanding on our Long-term Revolving Note has also been reduced to $4,500,000 and FNBO has no obligation to advance any additional funds on our Long-term Revolving Note and will only advance such funds as approved in its sole discretion. Furthermore, we have agreement to make no distributions without the prior consent of FNBO.  For a complete description of the modifications to the Long-term Revolving Note see below “Long-term Revolving Note”.  Our Variable Rate Note will now have a minimum interest rate floor of 5% and we will make monthly interest payments.  In addition, we will make quarterly fifty percent (50%) excess cash flow payments, with a maximum annual reduction of $750,000, which will be applied first to interest, then to principal on the Variable Rate Note and then, if there is still a balance, to the Long-term Revolving Note described below under “Variable Rate Note”.  The amendment also modifies the minimum working capital, minimum tangible net worth, fixed coverage charge and leverage ratios contained in the loan documents as described below under “Covenants and other Miscellaneous Financing Agreement Terms”.  Additionally, FNBO also granted a waiver regarding the violations of the fixed coverage ratio and the leverage ratio financial covenants when tested on July 31, 2010, as well as the minimum net worth financial covenant when tested on October 31, 2010.  We are currently in compliance with our financial loan covenants as modified.

Effective February 26, 2011 we entered into a Fourth Amendment of Construction Loan Agreement with FNBO (“Fourth Amendment”).  Pursuant to the Fourth Amendment, a portion of our line of credit will terminate on June 30, 2011 with the remainder terminating on August 28, 2011.  We have agreed to pay such amounts as are necessary to fully pay the outstanding principal balance and accrued and unpaid interest on the portion of the line of credit terminating on June 30, 2011.  Also, on June 30, 2011, the maximum principal amount of the line of credit will be reduced by approximately $948,000.

Fixed Rate Note

The Fixed Rate Note was initially for $25,200,000 with a variable interest rate that is fixed with an interest rate swap.  We commenced making monthly principal payments on the Fixed Rate Note initially for approximately $145,000 plus accrued interest in March 2010.  Interest will accrue on the Fixed Rate Note at the greater of the one-month LIBOR Rate, in effect from time to time, plus 300 basis points or 4%.  The applicable interest rate was 4% at January 31, 2011.  However, the Company entered into an interest rate swap agreement with FNBO, which fixes the interest rate on the Fixed Rate Note at 7.6% until June 2014.  The Company entered into the fixed rate swap agreement to alter its exposure to the impact of changing interest rates on its results of operations and future cash outflows for interest.  A final balloon payment on the Fixed Rate Note of approximately $15,188,000 will be due February 26, 2015.

Variable Rate Note

The Variable Rate Note was initially for $20,200,000.  As part of our loan modifications with FNBO approximately $336,000 from the Long-term Revolving Note was added to the principal balance of the Variable Rate Note.  We commenced making monthly payments initially for approximately $147,000 plus accrued interest in March 2010.  As part of the Third Amendment, the Variable Rate Note was modified to monthly interest only payments and we will remit quarterly excess cash flow payments to FNBO which will be applied first to interest and then to principal on the Variable Rate Note with a minimum annual principal reduction of $750,000.

Interest will accrue on the Variable Rate Note at the greater of the one-month LIBOR rate plus 350 basis points or 5%.  The applicable interest rate at January 31, 2011, was 5%.  A final balloon payment of approximately $15,306,000 will be due February 26, 2015.

Long-term Revolving Note

The Long-term Revolving Note was initially for $5,000,000.  As part of the Third Amendment, in February 2011 we prepaid $3,000,000 on the Long-term Revolving Note.  On or before February 1, 2012, we will remit an additional mandatory principal prepayment on the Long-term Revolving Note in an amount not less than $750,000.  On or before February 1, 2013, we will make another additional mandatory principal prepayment on the Long-term Revolving Note in an amount sufficient to reduce the outstanding principal balance of the Long-term Revolving Note to $0.  In addition, the commitment on the Long-term Revolving Note was reduced from $5,000,000 to $4,500,000.  FNBO has no obligation to advance any additional funds and will only advance such sums as approved in its sole discretion.  Also, approximately $336,000 of the Long-term Revolving Note balance was transferred to the Variable Rate Note.

The Long-term Revolving Note will accrue interest monthly at the greater of the one-month LIBOR plus 350 basis points, or 4% until it is paid off on or before February 1, 2013. The applicable interest rate at October 31, 2010 was 4%.

Line of Credit

The Company has a line of credit available equal to the amount of the Company’s Borrowing Base, with a maximum limit of $5,000,000.  The Company’s Borrowing Base will vary and may at times be less than $5,000,000.  The Company has maximum availability of $3,500,000 under the line of credit at January 31, 2011.  The Company’s line of credit accrues interest at the greater of the 90-day LIBOR plus 450 basis points or 5.5%, which was 5.5% at January 31, 2011.  The line of credit requires monthly interest payments.

The Company signed an amendment to the Construction Loan Agreement to extend approximately $948,000 of the line of credit to June 30, 2011 and $4,052,000 to August 28, 2011.  We have agreed to pay such amounts as are necessary to fully pay the outstanding principal balance and accrued and unpaid interest on the portion of the line of credit terminating on June 30, 2011.  Also, on June 30, 2011, the maximum principal amount of the line of credit will be reduced by approximately $948,000.  As of January 31, 2011, there was $1,500,000 outstanding.

Covenants and other Miscellaneous Financing Agreement Terms

The loan agreements are subject to various financial and non-financial covenants that limit distributions and debt and require minimum debt service coverage, net worth, and working capital requirements.  On January 31, 2011 we amended our Construction Loan Agreement with FNBO.  Pursuant to the amendment agreements we are required to maintain working capital of not less than $6,000,000 measured quarterly beginning in May 2011.  Additionally, the amount available on the Long-term Revolving Note will be included in the working capital covenant calculation.

Also, as part of the Third Amendment, the Company must maintain a fixed charge coverage ratio (earnings before interest, taxes, depreciation and amortization less taxes, less capital expenditures and less tax distributions and other permitted distributions plus the maximum availability on the Long-term Revolving Note compared to scheduled payments on the principal and interest of the construction loans, excluding any principal repaid on the  Revolving Loan and Long-Term Revolving Note and excluding the negative termination value of swap contracts) of no less than 1.10:1.0.  As part of the Third Amendment, the Company shall maintain a net worth (total assets less total liabilities and intangible assets) of not less than $41,250,000 measured annually which shall increase each fiscal year by an amount equal to the greater of $250,000 or the amount of undistributed earnings accumulated during the fiscal year just ended (less any allowable distributions attributable to the just ended fiscal year’s earnings).  The Company shall maintain a maximum leverage ratio (tangible book equity to total liabilities) of no greater than 1.65.

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

#The minimum Working Capital covenant requirement of $6,000,000 will commence on May 1, 2011.  Until that time, the minimum Working Capital covenant requirement is $4,500,000.

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

The National Pollutant Discharge Elimination System/State Disposal System (NPDES/SDS) permit, which regulates the water treatment, water disposal and stormwater systems at the facility, requires renewal every five years.  We will be required to submit a renewal application to the Minnesota Pollution Control Agency (“MPCA”) in 2012.  The Company has retained Mike Valentine & Associates and Barr Engineering to prepare the Company’s permits for renewal in May 2012.  The Company anticipates submitting the renewal requests in 2011.

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

Trends and Uncertainties Impacting the Ethanol and Distillers Grains Industries and Our Future Revenues

Our revenues primarily consist of sales of the ethanol and distillers grains we produce. The ethanol industry needs to continue to expand the market for ethanol and distillers grains in order to maintain current price levels. According to the Renewable Fuels Association (“RFA”), as of March 3, 2011, there were 204 ethanol plants nationwide with the capacity to produce approximately 14.1 billion gallons of ethanol annually. The RFA estimates that plants with an annual production capacity of approximately 13.5 billion gallons are currently operating and that approximately 4.25% of the nameplate production capacity is not currently operational. Management believes the production capacity of the ethanol industry is greater than ethanol demand which may continue to depress ethanol prices.

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

Such higher percentage blends of ethanol have continued to be a contentious issue.  Recently, the EPA allowed the use of E15, gasoline which is blended at a rate of 15% ethanol and 85% gasoline, in vehicles manufactured in the model year 2007 and later as well as for cars and light duty trucks manufactured in the model years between 2001 and 2006.  The EPA is considering instituting labeling requirements associated with E15 which may unfairly discourage consumers from purchasing E15.  Additionally, according to EPA estimates, flex-fuel vehicles make up only 7.3 million of the 240 million vehicles on the nation’s roads and there are only about 2,000 E85 pumps in the United States.  As a result, the approval of E15 may not significantly increase demand for ethanol.  Two lawsuits were filed on November 9, 2010, by representatives of the food industry and the petroleum industry challenging the EPA’s approval of E15 for use in vehicles 2007 and newer.  Representatives of the food industry and the petroleum industry filed lawsuits on March 11, 2011, challenging the EPA’s approval of E15 for use in vehicle models 2001 through 2006.  It is unclear what effect these lawsuits will have on the implementation of E15 in the United States retail gasoline market.  Additionally, members of both the United States House of Representatives and the United States Senate proposed legislation in February 2011 to prevent the EPA from implementing E15.  While the initial legislation proposed as amendments to the Full Year Continuing Appropriations Act 2011 did not survive, recently proposed legislation has been approved by the House Energy and Power Subcommittee.  It is unclear whether any legislation introduced will be enacted into law, however, if such legislation is enacted it likely would have a negative impact on the price of ethanol and demand for ethanol in the market.

In addition to the RFS, the ethanol industry depends on the Volumetric Ethanol Excise Tax Credit (“VEETC”).  VEETC provides a volumetric tax credit of 4.5 cents per gallon of gasoline that contains at least 10% ethanol.  VEETC was recently renewed until December 31, 2011.  However, in March 2011, a bill was introduced into the United States Senate that would repeal VEETC.  If this tax credit is repealed or if it is not renewed beyond December 31, 2011, it likely would have a negative impact on the price of ethanol and demand for ethanol in the market due to reduced discretionary blending of ethanol.  However, due to the RFS, we anticipate that demand for ethanol will continue to mirror the RFS requirement, even if the VEETC is repealed or if it is not renewed past 2011.  If the RFS is reduced or eliminated, the decrease in demand for ethanol related to the elimination of VEETC may be more substantial.

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

In late 2009, California passed a Low Carbon Fuel Standard (“LCFS”).  The California LCFS requires that renewable fuels in California must accomplish certain reductions in green house gases, which is measured using a lifecycle analysis, similar to RFS2.  Management believes that this lifecycle analysis is based on unsound scientific principles that unfairly harms corn based ethanol.  Management believes that these new regulations will preclude corn based ethanol from being used in California.  California represents a significant ethanol demand market.  If we are unable to supply ethanol to California, it could significantly reduce demand for the ethanol we produce.  Currently, several lawsuits have been filed challenging the California LCFS.

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

Contracting Activity

We entered into a new member ethanol marketing agreement with RPMG in order to receive more favorable marketing fees offered by RPMG to its owners as well as to share in profits generated by RPMG.  This new agreement was effective as of February 1, 2011.

We also entered into a Contribution Agreement and a Member Control Agreement with RPMG whereby we made a capital contribution and became a minority owner of RPMG which became effective as of February 1, 2011.

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

In April 2008, we entered into an interest fixed rate swap agreement, which is a derivative instrument, in order to manage our exposure to the impact of changing interest rates.  The initial notional amount of the swap was $23,305,000.  The interest rate swap fixes the interest rate on the notional amount at 7.6% until June 2014, even though variable interest rates may be less than this rate.  The changes in the fair value of the interest rate swap are recorded currently in operations.  As of January 31, 2011, we had a notional amount of approximately $22,366,000 outstanding in the swap agreement.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item.

Item 4.  Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit pursuant to the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosures.

Our management, including our Chief Executive Officer (the principal executive officer), Brian Kletscher, along with our Chief Financial Officer (the principal financial officer), Mark Peterson, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2011. Based upon this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Our management, including our principal executive officer and principal financial officer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred during the quarter ended January 31, 2011 and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

We are currently negotiating a stipulation agreement, including possible monetary sanctions with the MPCA regarding the Notices of Violation as management does not believe all of the alleged violations are warranted.

Item 1A.  Risk Factors.

The following risk factors are provided due to material changes from the risk factors previously disclosed in our annual report on Form 10-K. The risk factors set forth below should be read in conjunction with the risk factors section and the Management’s Discussion and Analysis section for the fiscal year ended October 31, 2010, included in our annual report on Form 10-K.

If the Small Ethanol Producer Tax Credit (“SEPTC”) expires on December 31, 2011, it could negatively impact our profitability. The Small Ethanol Producer Tax Credit (“SEPTC”) is a tax incentive allowing small ethanol producers a 10 cent per gallon federal income tax credit on up to 15 million gallons of production. Our investor directly benefit from the SEPTC.  If the SEPTC is allowed to expire on December 31, 2011, along with the VEETC, it would negatively impact our investors.

Competition from the advancement of alternative fuels may lessen the demand for ethanol.  Alternative fuels, gasoline oxygenates and ethanol production methods are continually under development.  A number of automotive, industrial and power generation manufacturers are developing alternative clean power systems using fuel cells, plug-in hybrids, electric cars or clean burning gaseous fuels.  Like ethanol, these emerging technologies offer an option to address worldwide energy costs, the long-term availability of petroleum reserves and environmental concerns.  Fuel cells have emerged as a potential alternative to certain existing power sources because of their higher efficiency, reduced noise and lower emissions.  Fuel cell industry participants are currently targeting the transportation, stationary power and portable power markets in order to decrease fuel costs, lessen dependence on crude oil and reduce harmful emissions.  If these alternative technologies continue to expand and gain broad acceptance and become readily available to consumers for motor vehicle use, we may not be able to compete effectively.  This additional competition could reduce the demand for ethanol, resulting in lower ethanol process that might adversely affect our results of operations and financial condition.

We may incur casualty losses that are not covered by our insurance which could negatively impact the value of our units.  We have purchased insurance which we believe adequately covers our losses from foreseeable risks.  However, there are risks that we may encounter for which there is no insurance or for which insurance is not available on terms that are acceptable to us.  If we experience a loss which materially impairs our ability to operate the ethanol plant which is not covered by insurance, the value of our units could be reduced or eliminated.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  (Removed and Reserved)

Item 5.  Other Information.

None.

Item 6.  Exhibits.  The following exhibits are included herein:

Exhibit No.	Description
3.2	Second Amended and Restated Member Control Agreement of the registrant.	*

10.1	Fourth Amendment of Construction Loan Agreement between First National Bank of Omaha and Highwater Ethanol, LLC dated February 26, 2011.	*

10.2	Third Amended and Restated Revolving Promissory Note with Deere Credit, Inc. dated February 26, 2011.	*

10.3	Third Amended and Restated Revolving Promissory Note with First National Bank of Omaha dated February 26, 2011.	*

10.4	Third Amended and Restated Revolving Promissory Note with First Bank & Trust dated February 26, 2011.	*

31.1	Certificate Pursuant to 17 CFR 240.15d-14(a).	*

31.2	Certificate Pursuant to 17 CFR 240.15d-14(a).	*

32.1	Certificate Pursuant to 18 U.S.C. § 1350.	*

32.2	Certificate Pursuant to 18 U.S.C. § 1350.	*

(*)               Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HIGHWATER ETHANOL, LLC

Date:	March 22, 2011	/s/ Brian Kletscher
Brian Kletscher
Chief Executive Officer
(Principal Executive Officer)

Date:	March 22, 2011	/s/ Mark Peterson
Mark Peterson
Chief Financial Officer
(Principal Financial and Accounting Officer)