Form 10-Q
period 2011-04-30
HIGHWATER ETHANOL LLC
filed 2011-06-13
CIK 1371451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended April 30, 2011

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from to .

COMMISSION FILE NUMBER 000-53588

HIGHWATER ETHANOL, LLC
(Exact name of registrant as specified in its charter)

Minnesota	20-4798531
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

24500 US Highway 14, Lamberton, MN 56152
(Address of principal executive offices)

(507) 752-6160
(Registrant's telephone number, including area code)

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
☐ Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes     ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  As of June 13, 2011, there were 4,953 membership units outstanding.

PART I    FINANCIAL INFORMATION

Item 1. Financial Statements

HIGHWATER ETHANOL, LLC
Condensed Balance Sheets

ASSETS	April 30, 2011	October 31, 2010
	(Unaudited)	(Audited)
Current Assets
Cash	$4,568,865	$3,856,173
Restricted cash	204,725	67,857
Restricted marketable securities	71,814	109,555
Accounts receivable	3,003,626	4,764,588
Inventories	4,493,843	4,437,672
Prepaids and other	321,805	704,943
Total current assets	12,664,678	13,940,788

Property and Equipment
Land and land improvements	6,786,724	6,786,724
Buildings	37,965,861	37,965,861
Office equipment	343,133	343,133
Equiment	59,990,473	59,540,376
Vehicles	41,994	41,994
Construction in progress	59,370	355,968
	105,187,555	105,034,056
Less accumulated depreciation	(10,583,334)	(7,475,338)
Net property and equipment	94,604,221	97,558,718

Other Assets
Investments in RPMG	605,000	—
Restricted marketable securities	1,518,000	1,518,000
Debt issuance costs, net	1,264,370	1,433,751
Total other assets	3,387,370	2,951,751

Total Assets	$110,656,269	$114,451,257

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Condensed Balance Sheets

LIABILITIES AND MEMBERS' EQUITY	April 30, 2011	October 31, 2010
	(Unaudited)	(Audited)
Current Liabilities
Accounts payable	$1,908,050	$1,604,251
Construction payable - members	93,886	365,968
Accrued expenses	590,799	640,826
Derivative instruments	758,770	840,467
Current maturities of long-term debt	3,407,726	6,801,375
Total current liabilities	6,759,231	10,252,887

Long-term Liabilities	54,817,735	56,439,317

Derivative Instrument	1,263,242	1,787,375

Commitments and Contingencies

Members' Equity
Members' equity, 4,953 units outstanding	47,816,061	45,971,678
Total members' equity	$47,816,061	$45,971,678
Total Liabilities and Members’ Equity	$110,656,269	$114,451,257

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Condensed Statements of Operations

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	April 30, 2011	April 30, 2010	April 30, 2011	April 30, 2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$37,394,958	$23,220,649	$73,664,456	$50,955,611

Cost of Goods Sold	34,960,815	23,489,655	69,146,241	46,997,567

Gross Profit (Loss)	2,434,143	(269,006)	4,518,215	3,958,044

Operating Expenses	471,601	459,086	908,893	1,030,336

Operating Profit (Loss)	1,962,542	(728,092)	3,609,322	2,927,708

Other Income (Expense)
Interest income	710	3,165	37,898	38,504
Other income	50,566	—	50,566	5,669
Interest expense	(1,287,161)	(1,218,867)	(2,452,242)	(2,449,003)
Gain on derivative instrument	110,820	32,564	636,580	49,881
Total other expense, net	(1,125,065)	(1,183,138)	(1,727,198)	(2,354,949)

Net Income (Loss)	$837,477	$(1,911,230)	$1,882,124	$572,759

Weighted Average Units Oustanding	4,953	4,953	4,953	4,953
Net Income (Loss) Per Unit	$169.08	$(385.87)	$380.00	$115.64

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Condensed Statements of Cash Flows

	Six Months Ended	Six Months Ended
	April 30, 2011	April 30, 2010

Cash Flows from Operating Activities
Net income	$1,882,124	$572,759
Adjustments to reconcile net income to net cash provided by operations
Depreciation and amortization	3,277,377	3,268,798
Interest payments made from restricted cash	11,220	—
Change in fair value of derivative instruments	(113,314)	(585,246)
Increase in restricted cash from net interest earned	(33,638)	(33,637)
Change in assets and liabilities
Restricted cash	(114,450)	—
Accounts receivable, including members	1,760,962	1,190,040
Inventories	(56,171)	(463,805)
Derivative instruments	(492,516)	535,365
Prepaids and other	383,138	(136,926)
Accounts payable, including members	(94,229)	251,082
Accrued expenses	(50,027)	210,499
Net cash provided by operating activities	6,360,476	4,808,929

Cash Flows from Investing Activities
Capital expenditures	(425,581)	(858,082)
Investment in RPMG	(206,972)	—
Net cash used in investing activities	(632,553)	(858,082)

Cash Flows from Financing Activities
Payments on line of credit	—	(1,000,000)
Payments on long-term debt	(5,015,231)	(579,643)
Net cash used in in financing activities	(5,015,231)	(1,579,643)

Net Increase in Cash	712,692	2,371,204

Cash – Beginning of Period	3,856,173	2,620,833

Cash – End of Period	$4,568,865	$4,992,037

Supplemental Cash Flow Information
Cash paid for interest expenses	$2,129,360	$2,209,215

Supplemental Disclosure of Noncash Financing and Investing Activities
Unrealized gain (loss) on restricted marketable securities	$(37,741)	$4,337
Increase in restricted cash from long term debt proceeds	$—	$524,160
Capital expenditures included in accounts payable	$93,886	$1,825,536
Investment in RPMG included in accounts payable	$398,028	$—

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Notes to Unaudited Condensed Financial Statements

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations.  These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company's audited financial statements for the year ended October 31, 2010, contained in the Company's Form 10-K.

In the opinion of management, the interim condensed financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for fair presentation of the Company's financial position as of April 30, 2011 and the results of operations and cash flows for all periods presented.

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

Revenue Recognition

The Company generally sells ethanol and related products pursuant to marketing agreements. The Company's products are shipped FOB shipping point. Revenues are recognized when the customer has taken title and has assumed the risks and rewards of ownership, prices are fixed or determinable and collectability is reasonably assured. For ethanol sales, title transfers when the car is loaded and for distiller's grains when the shipments leave the plant facility.

In accordance with the Company's agreements for the marketing and sale of ethanol and related products, marketing fees and freight due to the marketers are deducted from the gross sales price at the time incurred. Revenue is recorded net of these marketing fees and freight as they do not provide an identifiable benefit that is sufficiently separable from the sale of ethanol and related products.

Derivative Instruments

Derivatives are recognized in the balance sheet and the measurement of these instruments are at fair value. In order for a derivative to qualify as a hedge, specific criteria must be met and appropriate documentation maintained. Gains and losses from derivatives that do not qualify as hedges, or are undesignated, must be recognized immediately in earnings. If the derivative does qualify as a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will be either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. Changes in the fair value of undesignated derivatives are recognized currently in earnings.

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

HIGHWATER ETHANOL, LLC
Notes to Unaudited Condensed Financial Statements

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

Fair Value of Financial Instruments

The carrying value of cash, accounts receivable, and accounts payable, and other working capital items approximate fair value at April 30, 2011 due to the short maturity nature of these instruments.

The carrying value of restricted marketable securities approximate their fair value based on quoted market prices at period end. The Company believes the carrying value of the derivative instruments approximates fair value based on widely accepted valuation techniques including quotes from an independent pricing service and discounted cash flow analysis which includes observable market-based inputs.

The Company believes the carrying amount of the long-term debt approximates the fair value due to a significant portion of total indebtedness contains variable interest rates and this rate is a market interest rate for these borrowings as evidenced by recent debt negotiations.

Investments

The Company entered into a capital contribution agreement with their ethanol marketer for $605,000 and became a minority owner in February 2011, which is being accounted for using the cost method. The Company has a total commitment of $605,000.

2. UNCERTAINTIES

The Company derives substantially all of its revenues from the sale of ethanol and distillers grains. These products are commodities and the market prices for these products display substantial volatility and are subject to a number of factors which are beyond the control of the Company. The Company's most significant manufacturing inputs are corn and natural gas. The price of these commodities is also subject to substantial volatility and uncontrollable market factors. In addition, these input costs do not necessarily fluctuate with the market prices for ethanol and distillers grains. As a result, the Company is subject to significant risk that its operating margins can be reduced or eliminated due to the relative movements in the market prices of its products and major manufacturing inputs. As a result, market fluctuations in the price of or demand for these commodities can have a significant adverse effect on the Company's operations, profitability, and availability of cash flows to make loan payments and maintain compliance with the loan agreement.

HIGHWATER ETHANOL, LLC
Notes to Unaudited Condensed Financial Statements

3. FAIR VALUE MEASUREMENTS

The following table provides information on those assets measured at fair value on a recurring basis.

	Fair Value as of	Fair Value Measurement Using
	April 30, 2011	Level 1	Level 2	Level 3
Restricted marketable securities - current	$71,814	$71,814	$—	$—
Restricted marketable securities - long-term	$1,518,000	$1,518,000	$—	$—
Derivative instrument - interest rate swap	$(1,991,262)	$—	$(1,991,262)	$—
Derivative instrument - corn contracts	$(30,750)	$(30,750)	$—	$—

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

4. RESTRICTED MARKETABLE SECURITIES

The cost and fair value of the Company's restricted marketable securities consist of the following at April 30, 2011:

	Amortized Cost	Gross Unrealized Gains	Fair Value

Restricted marketable securities - Current
municipal obligations	$71,814	$—	$71,814

Restricted marketable securities - Long-term municipal obligations	1,437,303	80,697	1,518,000

Total restricted marketable securities	$1,509,117	$80,697	$1,589,814

The long-term restricted marketable securities relate to the debt service reserve fund required by the capital lease agreement. The Company had gross unrealized gains of $80,697 and $118,438 included in accumulated other comprehensive income at April 30, 2011 and October 31, 2010, respectively.

Shown below are the contractual maturities of marketable securities with fixed maturities at April 30, 2011. Actual maturities may differ from contractual maturities because certain securities may contain early call or prepayment rights.

Due within 1 year	$—
Due in 1 to 3 years	1,342,633
Due in 3 to 5 years	247,181
Total	$1,589,814

HIGHWATER ETHANOL, LLC
Notes to Unaudited Condensed Financial Statements

5. INVENTORIES

Inventories consisted of the following at:

	April 30, 2011	October 31, 2010*

Raw materials	$1,669,061	$1,972,604
Spare parts and supplies	256,573	190,386
Work in process	1,277,740	930,377
Finished goods	1,290,469	1,344,305
Total	$4,493,843	$4,437,672

*Derived from Audited financial statements

6. DERIVATIVE INSTRUMENTS

As of April 30, 2011, the Company had entered into corn derivative instruments and an interest rate swap agreement, which are required to be recorded as either assets or liabilities at fair value in the statement of financial position. Derivatives qualify for treatment as hedges when there is a high correlation between the change in fair value of the derivative instrument and the related change in value of the underlying hedged item. The Company must designate the hedging instruments based upon the exposure being hedged as a fair value hedge, a cash flow hedge or a hedge against foreign currency exposure. The derivative instruments outstanding as of April 30, 2011 are not designated as effective hedges for account purposes.

Interest Rate Swap

At April 30, 2011, the Company had a notional amount of approximately $21,896,000 outstanding in the swap agreement that fixes the interest rate at 7.6% until June 2014.

Corn Contracts

As of April 30, 2011, the Company had open corn positions for 225,000 bushels on the Chicago Board of Trade. Management expects all open positions outstanding as of April 30, 2011 to be realized within the next fiscal year.

The following tables provide details regarding the Company's derivative instruments at April 30, 2011:

Instrument	Balance Sheet location	Assets	Liabilities

Interest rate swap	Derivative instruments	$—	$1,991,262
Corn contracts	Derivative instruments	—	30,750

The following tables provide details regarding the gains from the Company's derivative instruments in the statements of operations, none of which are designated as hedging instruments:

	Statement of	Three Months Ended April 30,
	Operations location	2011	2010
Interest rate swap	Other income (expense)	$110,820	$32,564
Corn contracts	Cost of goods sold	555,817	—

	Statement of	Six Months Ended April 30,
	Operations location	2011	2010
Interest rate swap	Other income (expense)	$636,580	$49,881
Corn contracts	Cost of goods sold	612,273	—

HIGHWATER ETHANOL, LLC
Notes to Unaudited Condensed Financial Statements

7. DEBT FINANCING

Long-term debt consists of the following at:

	April 30,	October 31,*
	2011	2010
Fixed rate note payable, see terms below	$23,148,116	$24,040,752

Variable rate note payable, see terms below	18,409,500	19,255,952

Long-term revolving note payable, see terms below	1,487,845	4,763,988

Capital lease	15,180,000	15,180,000

Total	58,225,461	63,240,692

Less amounts due within one year	3,407,726	6,801,375

Net long-term debt	$54,817,735	$56,439,317
*Derived from Audited financial statements

In January 2011, the Company entered into an amendment to the construction loan agreement with its primary lender (FNBO).  Pursuant to the amended agreement, the Company was required to make an immediate $3,000,000 prepayment on the long-term revolving note payable, which was completed in February 2011. In exchange for the prepayment, the variable rate note payable will have interest only payments going forward with quarterly 50% excess cash flow payments which will be applied first to interest and then to principal on the variable rate note, with a minimum annual reduction of principal of $750,000. The Company is also required to make a $750,000 mandatory principal repayment on the long-term revolving note payable prior to February 2012 and reduce the outstanding principal balance to zero as of February 2013. The amendment also modifies the minimum working capital, minimum net worth, fixed charge coverage, and leverage ratios contained in the loan documents. The Company anticipates being in compliance with these revised covenant requirements through April 30, 2012.

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

Fixed Rate Note

The Fixed Rate Note was $25,200,000 at conversion with a variable interest rate that is fixed with an interest rate swap. The Company makes monthly principal payments on the Fixed Rate Note initially for approximately $145,000 plus accrued interest which commenced in March 2010. Interest accrues on the Fixed Rate Note at the greater of the one-month LIBOR rate plus 300 basis points or 4%, which was 4% at April 30, 2011. A final balloon payment on the Fixed Rate Note of approximately $15,191,000 will be due February 26, 2015.

Variable Rate Note

The Variable Rate Note was $20,200,000 at conversion. For the Variable Rate Note, the Company makes monthly payments initially for approximately $147,000 plus accrued interest which commenced in March 2010. Under the amendment entered into in January 2011, the minimum interest rate on the variable rate note increased from 4% to 5% and the principal balance increased by $336,000. Interest accrues on the Variable Rate Note at the greater of the one-month LIBOR rate plus 350 basis points or 5%.

HIGHWATER ETHANOL, LLC
Notes to Unaudited Condensed Financial Statements

A final balloon payment of approximately $14,647,000 will be due February 26, 2015.

Long-term Revolving Note

The Long-Term Revolving Note was $5,000,000 at conversion. The amount available on the Long-Term Revolving Note will decline annually by the greater of $125,000 or 50% of the excess cash flow, as defined by the agreement. The Long-Term Revolving Note accrues interest monthly at the greater of the one-month LIBOR plus 350 basis points or 4% until maturity on February 26, 2015, which was 4% at April 30, 2011. Under the amendment entered into in January 2011, there was a prepayment of $3,000,000 made on the long-term revolving note, the maximum availability was reduced to $4,500,000, and $336,000 of the remaining balance was allocated to the variable rate note. Additionally, the payment terms were adjusted as discussed above. The prepayment on the long-term revolving note was made in February 2011.

Line of Credit

The Company's Line of Credit accrues interest at the greater of the 90-day LIBOR plus 450 basis points or 5.5%, which was 5.5% at April 30, 2011. The line of credit requires monthly interest payments and was payable in full in February 2011. In February 2011, the Company signed an amendment to extend the maturity date to August 28, 2011. In addition, the maximum principal amount available is scheduled to be reduced by $948,000 as of June 30, 2011. As of April 30, 2011, there are no borrowings outstanding and the maximum availability is $5,000,000.

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

As of April 30, 2011, the Company has letters of credit outstanding of $4,250,000. The Company pays interest at a rate of 1.75% on amounts outstanding and the letters of credit are valid until August 2011. One of the letters of credit will automatically renew for an additional one year period in the amount of $4,000,000. In June 2011, the Company had letters of credit of $250,000 that were released.

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

HIGHWATER ETHANOL, LLC
Notes to Unaudited Condensed Financial Statements

The estimated maturities of the long-term debt at April 30, 2011 are as follows:

2012	$3,407,726
2013	3,556,106
2014	2,971,810
2015	33,693,152
2016 and thereafter	14,596,667

Long-term debt	$58,225,461

8. COMMITMENTS AND CONTINGENCIES

Marketing Agreements

The Company entered into a new ethanol marketing agreement with their current marketer that became effective February 1, 2011. Under the new marketing agreement, the marketer will continue to purchase, market, and distribute all the ethanol produced by the Company. The Company also entered into a member control agreement with the marketer whereby the Company made a capital contributions and became a minority owner. The buy-in commitment is $605,000, of which $105,000 was required as a down payment.  Through April 30, 2011, the Company paid $206,972 of this commitment with $398,028 remaining included in accounts payable. The member control agreement became effective on February 1, 2011 and provides the Company a membership interest with voting rights. The marketing agreement would terminate if the Company ceases to be a member.  The Company would assume certain of the member's rail car leases if the agreement is terminated.

Regulatory Agencies

The Company is subject to oversight from regulatory agencies regarding environmental concerns which arise in the ordinary course of its business. While the ultimate outcome of these matters is not presently determinable, it is in the opinion of management that the resolution of outstanding claims will not have a material adverse effect on the financial position or results of operations of the Company. Due to the uncertainties in the settlement process, it is at least reasonably possible that management's view of outcomes will change in the near term.

Construction in Progress

The Company had construction in progress of approximately $59,000 at April 30, 2011 for enhancements to the gas monitoring system and piping. The additions are expected to amount to approximately $62,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statements Regarding Forward-Looking Statements

This report contains forward-looking statements that involve known and unknown risks and relate to future events, our future performance and our expected future operations and actions.  In some cases you can identify forward-looking statements by the use of words such as “will,” “may,” “should,” “anticipate,” “believe,” “expect,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties. Many factors could cause actual results to differ materially from those projected in forward-looking statements. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include, but are not limited to:

•	Changes in our business strategy, capital improvements or development plans;

•	Volatile commodity and financial markets;

•	Limitations and restrictions contained in the instruments and agreements governing our indebtedness;

•	Our ability to comply with the financial covenants contained in our credit agreements with our lender;

•	Our ability to profitably operate the ethanol plant and maintain a positive spread between the selling price of our products and our raw materials costs;

•	Our ability to generate free cash flow to invest in our business and service our debt;

•	The results of our hedging transactions and other risk management strategies;

•	Changes in the environmental regulations or in our ability to comply with such regulations;

•	Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries;

•	Changes in the availability of credit to support the level of liquidity necessary to implement our risk management activities;

•	Changes in or elimination of federal and/or state laws or policies impacting the ethanol industry (including the elimination of any federal and/or state ethanol tax incentives);

•	Ethanol and distillers grains supply exceeding demand and corresponding price reductions;

•	Changes in plant production capacity or technical difficulties in operating the plant;

•	Our inelastic demand for corn, as it is the only available feedstock for our plant;

•	Changes and advances in ethanol production technology;

•	Effects of mergers, consolidations or contractions in the ethanol industry;

•	Our ability to retain key employees and maintain labor relations;

•	Changes in our ability to secure credit or obtain additional debt or equity financing, if we so require;

•	The development of infrastructure related to the sale and distribution of ethanol; and

•	Competition from alternative fuel additives.

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

Overview

Highwater Ethanol, LLC (“we,” “our,” “Highwater” or the “Company”) is a Minnesota limited liability company formed on May 2, 2006. Since August 2009, we have been engaged in the production of ethanol and distillers grains at the ethanol plant. Our plant has nameplate capacity of 50 million gallons of undenatured ethanol per year. However, our environmental permits allow us to produce ethanol at a rate of 55 million gallons per year. Management anticipates our plant will continue to produce approximately 54.9 million gallons per year.

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

Results of Operations for the Three Months Ended April 30, 2011 and 2010

The following table shows the results of our operations and the approximate percentage of revenues, costs of goods sold, operating expenses and other items to total revenues in our unaudited statements of operations for the three months ended April 30, 2011 and 2010:

	2011		2010
Income Statement Data	Amount	%	Amount	%
	(unaudited)		(unaudited)
Revenue	$37,394,958	100.00%	$23,220,649	100.00%
Cost of Goods Sold	34,960,815	93.49%	23,489,655	101.16%
Gross Profit (Loss)	2,434,143	6.51%	(269,006)	(1.16)%
Operating Expenses	471,601	1.26%	459,086	1.98%
Operating Profit (Loss)	1,962,542	5.25%	(728,092)	(3.14)%
Other Income (Expense)	(1,125,065)	(3.01)%	(1,183,138)	(5.10)%
Net Income (Loss)	$837,477	2.24%	$(1,911,230)	(8.24)%

Revenues

Our revenues are derived from the sale of our ethanol and distillers grains.

The following table shows the sources of our revenue for the three months ended April 30, 2011.

Revenue Sources	Amount (Unaudited)	Percentage of Total Revenues (Unaudited)

Ethanol Sales	31,610,932	84.53%
Distillers Grains Sales	5,784,026	15.47%
Total Revenues	$37,394,958	100.00%

The following table shows the sources of our revenue for the three months ended April 30, 2010.

Revenue Sources	Amount (Unaudited)	Percentage of Total Revenues (Unaudited)

Ethanol Sales	$19,670,801	84.71%
Distillers Grains Sales	3,549,848	15.29%
Total Revenues	$23,220,649	100.00%

The following table shows additional data regarding production and price levels for our primary inputs and products for the three months ended April 30, 2011 and 2010.

Additional Data	Three Months Ended April 30, 2011 (Unaudited)	Three Months Ended April 30, 2010 (Unaudited)
Ethanol sold (gallons)	13,073,000	13,622,000
Dried distillers grains sold (tons)	32,000	37,000
Modified distillers grains sold (tons)	1,800	2,300
Ethanol average price per gallon (before marketing fees)	$2.42	$1.46
Dried distillers grains average price per ton (after freight, before marketing fees)	$185.22	$95.12
Modified distillers grains average price per ton (before marketing fees)	$57.13	$41.06
Average corn costs per bushel	$6.62	$3.39

Our total revenues were higher for the three month period ended April 30, 2011 compared to the same period in 2010, primarily due to increased prices for ethanol and distillers grains. For the three month period ended April 30, 2011, ethanol sales accounted for approximately 84.53% of our total revenue and distillers grains sales accounted for approximately 15.47% of our total revenue. For the three month period ended April 30, 2010, ethanol sales accounted for approximately 84.71% of our total revenue and distillers grains sales accounted for approximately 15.29% of our total revenue.

Management believes that distillers grains represent a larger portion of our revenues during the three months ended April 30, 2011 compared to the same period of 2010 as a result of the higher distillers grains prices we received during our second fiscal quarter of 2011 compared to the same period of 2010. The Company received revenues from the sale of its dried distillers grains of $5,784,026 (after freight and marketing fees) for the three months ended April 30, 2011, compared to revenues of $3,549,848 for the three months ended April 30, 2010. For the three months ended April 30, 2011, the Company received an average price of $185.22 (after freight but before marketing fees) per ton of dried distillers grains sold. In comparison, the Company received an average price of $95.12 (after freight but before marketing fees) per ton of dried distillers grains sold for the three months ended April 30, 2010. Management believes these higher distillers grains prices are a result of the high price of other feed products available to livestock producers. Management has been able to be protective of the Company's pricing of its dried distillers grains because the Company's dried distillers grains tend to demand a premium in the market as a result of its constant product with good color as well as the fact that the Company does not have corn oil extraction which increases the nutritional value of its distillers grains. Management anticipates that the market price of our dried distillers grains will continue to be volatile as a result of changes in the price of corn.

In addition, the ethanol industry has recently experienced a decreased export demand for distillers grains due to an anti-dumping investigation by the Chinese government. While the United States distillers grains industry believes that China's dumping claims are without merit and are retaliation by the Chinese government related to other trade disputes with the United States, these developments may negatively impact distillers grains exports to China. If China were to impose a high tariff on distillers grains imports from the United States, it could negatively impact the market price of distillers grains which could negatively impact our financial performance.

We experienced a decrease in the gallons of ethanol sold in the three month period ended April 30, 2011 as compared to the three month period ended April 30, 2010. We sold approximately 13,073,000 gallons of ethanol during the three month period ended April 30, 2011 compared to approximately 13,622,000 gallons for the three months ended April 30, 2010. However, during the three months ended April 30, 2011, the Company had revenues from the sale of ethanol of $31,610,932 compared to revenues of $19,670,801 from the sale of ethanol for the three months ended April 30, 2010 this increase is a result of the higher ethanol prices we received during our second fiscal quarter compared to the same period in 2010. The average ethanol sales price we received for the three month period ended April 30, 2011 was approximately 65.75% higher than the average price we received for the same period of 2010. For the three month period ended April 30, 2011, the Company received an average price of $2.42 per gallon of ethanol sold. In comparison, the Company received an average price of $1.46 per gallon of ethanol sold for the three months ended April 30, 2010. Management attributes this increase in the average price we received for our ethanol to the high price of petroleum based products such as gasoline along with higher corn prices. Continuing geopolitical events in northern Africa and the Middle East have caused significant uncertainty about the global supply of crude oil and other petroleum based products. Management anticipates that the price of ethanol will continue to be volatile during our 2011 fiscal year as a result of these factors.

Management also anticipates that our results of operations for our 2011 fiscal year may be affected by volatility in the commodity markets. If plant operating margins remain low for an extended period of time, management anticipates that this could significantly impact our liquidity, especially if our raw material costs increase. Management believes the industry will need to continue to grow demand and further develop an ethanol distribution system to facilitate additional blending of ethanol and gasoline to offset the increased supply brought to the marketplace by additional production. Management is optimistic that ethanol demand and distribution will expand so long as positive blend economics exist for gasoline refiners and blenders.

Cost of Goods Sold

Our costs of goods sold as a percentage of revenues were approximately 93.49% for the three months ended April 30, 2011 compared to 101.16% for the three months ended April 30, 2010. Our two largest costs of production are corn (84.25% of cost of goods sold for the three months ended April 30, 2011) and natural gas (4.90% of cost of goods sold for the three months ended April 30, 2011). Our cost of goods sold increased to $34,960,815 for the three months ended April 30, 2011 from $23,489,655 in the three months ended April 30, 2010.

For the three months ended April 30, 2011, the Company paid an average price for corn of $6.62 per bushel, compared to an average price of $3.39 per bushel for the three months ended April 30, 2010. Our per bushel corn costs increased by approximately 95.28% for the three months ended April 30, 2011 as compared to the same period for our 2010 fiscal year. Our increased cost of corn was the primary factor driving up our costs of goods sold. Management anticipates that corn prices will remain high through much of our 2011 fiscal year until we are assured of a large corn crop. Should we experience an unfavorable growing season during 2011, we may continue to endure high corn prices through the rest of our 2011 fiscal year and beyond.

We had gains related to corn derivative instruments of approximately $556,000 for the three months ended April 30, 2011, which decreased cost of sales. We had no gains or losses related to corn derivative instruments for the three months ended April 30, 2010.

The cost of corn fluctuates based on supply and demand, which, in turn, is affected by a number of factors which are beyond our control. We expect our gross margin to fluctuate in the future based on the relative prices of corn and fuel ethanol. We use futures and option contracts to minimize our exposure to movements in corn prices, but there is no assurance that these hedging strategies will be effective. At April 30, 2011, none of our contracts were designated as hedges an, as a result, changes to the market value of these contracts were recognized as a gain or loss. As a result, gains or losses on derivative instruments do not necessarily coincide with the related corn purchases. This may cause fluctuations in our statement of operations. While we do not use hedge accounting to match gains or losses on derivative instruments, we believe the derivative instruments provide an economic hedge. As of April 30, 2011, we had open positions for 225,000 bushels of corn on the Chicago Board of Trade. Our corn derivatives are forecasted to be realized within the next fiscal year.

For the three month period ended April 30, 2011, we experienced a decrease in our overall natural gas costs compared to the same period of 2010. We attribute this decrease in natural gas costs to improved efficiencies and lower natural gas prices. Management anticipates that natural gas prices will be relatively stable in the next several months as a result of ample amount of gas in the supply chain. However, should we experience any natural gas supply disruptions, including disruptions from hurricane activity, we may experience significant increases in natural gas prices.

Operating Expense

We had operating expense for the three months ended April 30, 2011 of $471,601 compared to operating expense of $459,086 for the same period of 2010. Management continues to pursue strategies to optimize efficiencies and maximize production. These efforts may result in a decrease in our operating expenses on a per gallon basis. However, because these expenses do not vary with the level of production at the plant, we expect our operating expenses to remain steady.

Operating Profit

We had a profit from operations for the three months ended April 30, 2011, of approximately 5.2% of our revenues compared to a loss of approximately 3.1% for the three months ended April 30, 2010. For the three months ended April 30, 2011, we reported an operating profit of $1,962,542, and for the three months ended April 30, 2010, we reported an operating loss of $728,092. This increase in our operating income is primarily due to the increases in our ethanol and distillers grains revenues outpacing the escalating price of corn.

Other Income (Expense)

We had total other expense (net) for the three months ended April 30, 2011, of $1,125,065 compared to other expense (net) of $1,183,138 for the three months ended April 30, 2010. Our other expense for the three months ended April 30, 2011, consisted primarily of interest expense offset by derivative instrument gains. The net decrease in other expense is due to the increase in the gain on derivative instrument for the three months ended April 30, 2011 compared to the same period of 2010 because of the underlying variable rate increasing from January 31, 2011.

Results of Operations for the Six Months Ended April 30, 2011 and 2010

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the six months ended April 30, 2011 and 2010:

	2011		2010
Income Statement Data	Amount	%	Amount	%
	(unaudited)		(unaudited)
Revenue	$73,664,456	100.00%	$50,955,611	100.00%
Cost of Goods Sold	69,146,241	93.87%	46,997,567	92.23%
Gross Profit	4,518,215	6.13%	3,958,044	7.77%
Operating Expenses	908,893	1.23%	1,030,336	2.02%
Operating Profit	3,609,322	4.90%	2,927,708	5.75%
Other Income (Expense)	(1,727,198)	(2.34)%	(2,354,949)	(4.62)%
Net Income	$1,882,124	2.55%	$572,759	1.13%

Revenues

The following table shows the sources of our revenue for the six months ended April 30, 2011

Revenue Sources	Amount (Unaudited)	Percentage of Total Revenues (Unaudited)

Ethanol Sales	62,506,000	84.85%
Distillers Grains Sales	11,158,456	15.15%
Total Revenues	$73,664,456	100.00%

The following table shows the sources of our revenue for the six months ended April 30, 2010.

Revenue Sources	Amount (Unaudited)	Percentage of Total Revenues (Unaudited)

Ethanol Sales	43,974,692	86.30%
Distillers Grains Sales	6,980,919	13.70%
Total Revenues	$50,955,611	100.00%

The following table shows additional data regarding production and price levels for our primary inputs and products for the six months ended April 30, 2011 and 2010.

Additional Data	Six Months Ended April 30, 2011 (Unaudited)	Six Months Ended April 30, 2010 (Unaudited)
Ethanol sold (gallons)	27,651,297	26,936,714
Dried distillers grains sold (tons)	69,138	70,828
Modified distillers grains sold (tons)	3,830	4,816
Ethanol average price per gallon (before marketing fees)	$2.26	$1.64
Dried distillers grains average price per ton (after freight, before marketing fees)	$157.24	$94.73
Modified distillers grains average price per ton (before marketing fees)	$55.42	$39.51
Average corn costs per bushel	$6.10	$3.46

Revenues

We had revenues of $73,664,456 for the six months ended April 30, 2011 compared to revenues of $50,955,611 for the same period of 2010. Our revenues are derived from the sale of our ethanol and distillers grains. For the six months ended April 30, 2011, ethanol sales comprised approximately 84.85% percent of our revenues and distillers grains sales comprised approximately 15.15% percent of our revenues. Our total revenues were higher for the six month period ending April 30, 2011 compared to the same period of 2010. This increase in revenue is a result of an increase in the average price we received for our ethanol during the first six months of our 2011 fiscal year compared to the same period of 2010. We sold approximately 2.65% more gallons of ethanol during the six month period ended April 30, 2011 compared to the same period of 2010, and the price we received for our ethanol was approximately 37.58% higher for the six month period ended April 30, 2011 compared to the same period of 2010. Management attributes this increase in the ethanol prices with higher gasoline and oil prices combined with an increase in the exportation of domestic ethanol.

In addition, the average price of our distillers grains increased during the first six months of our 2011 fiscal year compared to the same period of 2010. The average price we received for our dried distillers grains was approximately 65.99% higher for the first six months of our 2011 fiscal year compared to the same period of 2010. Management attributes this increase to supply and demand forces in the distillers grains market.

Cost of Goods Sold

Our cost of goods sold for the six months ended April 30, 2011 was $69,146,241 compared to cost of goods sold of $46,997,567 for the same period of 2010. Our costs of goods sold as a percentage of revenues were approximately 93.87% for the six months ended April 30, 2011 compared to 92.23% for the six months ended April 30, 2010. Our two largest costs of production are corn (81.93% of cost of goods sold for the six months ended April 30, 2011) and natural gas (5.39% of cost of goods sold for the six months ended April 30, 2011). Our average cost per bushel of corn was approximately 70.47% higher during the first six months of our 2011 fiscal year compared to the same period of 2010.

We had gains related to corn derivative instruments of approximately $612,000 for the six months ended April 30, 2011, which decreased cost of sales. We had no gains or losses related to corn derivative instruments for the six months ended April 30, 2010.

Operating Expense

We had operating expense for the six months ended April 30, 2011 of $908,893 compared to operating expense of $1,030,336 for the same period of 2010. We experienced a decrease of approximately $121,000 in our operating expenses for the six months ended April 30, 2011, compared to the same period of 2010 as a result of the plant operating more efficiently. Management is pursuing strategies to optimize efficiencies and maximize production. These efforts may result in a decrease in our operating expenses on a per gallon basis. However, because these expenses do not vary with the level of production at the plant, we expect our operating expenses to remain steady.

Operating Profit

We had operating income for the six months ended April 30, 2011 of $3,609,322 compared to operating income of $2,927,708 for the same period of 2010. Our income from operations for the six months ended April 30, 2011, was 4.90% of our revenues. Our operating profit for the six months ended April 30, 2011, was the net result of our revenues exceeding our costs of goods sold and our operating expenses due primarily to the increases in our ethanol and distillers grains revenues outpacing the escalating price of corn.

Other Income (Expense)

We had total other expense (net) for the six months ended April 30, 2011 of $1,727,198 compared to other expense (net) of $2,354,949 for the same period of 2010. Our other expense for the six months ended April 30, 2011, consisted primarily of interest expense. During the second quarter of 2011, the interest rate swap liability incurred a market interest rate increase. The increase in interest rates resulted in gains of approximately $637,000 due to the fair value of the derivative liability decreasing.

Changes in Financial Condition for the Six Months Ended April 30, 2011

The following table highlights the changes in our financial condition for the six months ended April 30, 2011 from our previous fiscal year ended October 31, 2010:

	April 30, 2011 (Unaudited)	October 31, 2010*
Current Assets	$12,664,678	$13,940,788
Current Liabilities	$6,759,231	$10,252,887
Long-Term Debt	$54,817,735	$56,439,317
Members' Equity	$47,816,061	$45,971,678

* Derived from audited financial statements

Total and Current Assets. Total assets were $110,656,269 at April 30, 2011, compared to $114,451,257 at October 31, 2010. Current assets at April 30, 2011, decreased from October 31, 2010 as a result of an decrease in our accounts receivables and prepaid assets.

Property and Equipment. The net value of our property and equipment was lower at April 30, 2011 compared to October 31, 2010 as a result of depreciation taken on our operating assets during the period.

Other Assets. Other assets was higher at April 30, 2011 compared to October 31, 2010 as a result of our capital investment in RMPG.

Current Liabilities. Total current liabilities decreased and totaled $6,759,231 at April 30, 2011 compared to $10,252,887 at October 31, 2010. This decrease was due primarily to a decrease in our current maturities of long-term debt as a result of the $3,000,000 prepayment on the Long-Term Revolving Note made in February 2011. This decrease was also due to a decrease in the amount of construction payable to our members.

Long-term Liabilities. Long-term debt decreased from $56,439,317 at October 31, 2010, to $54,817,735 at April 30, 2011, primarily because we continue to pay down our loans with FNBO.

Liquidity and Capital Resources

Our primary sources of liquidity include: (1) cash, (2) Long-Term Revolving Note, and (3) line of credit. In January 2011, we amended our Construction Loan Agreement with First National Bank of Omaha of Omaha, Nebraska as administrative agent and collateral agent for the banks (collectively referred to as “FNBO”).

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

We do not currently anticipate any significant purchases of property and equipment that would require us to secure additional capital resources in the next 12 months. However, the water quality during plant operations is different from initial tests and will require more treatment than initially anticipated. As such, management is currently planning to upgrade the Company's Reverse Osmosis (RO) equipment and system. Specifically, the Company will replace the RO Unit #3 with a larger size RO unit and add on to the RO Unit #4 to increase its capacity. These improvements will help reduce the quantity of water that must be hauled offsite. The estimated cost for upgrading the RO system is approximately $285,000 and will be funded from our operations.

The following table shows cash flows for the six months ended April 30, 2011 and 2010:

	Six Months Ended April 30
	2011	2010
	(unaudited)	(unaudited)
Net cash provided by operating activities	$6,360,476	$4,808,929
Net cash used in investing activities	(632,553)	(858,082)
Net cash used in financing activities	(5,015,231)	(1,579,643)

Cash Flow From Operations

We experienced an increase of approximately $1,950,000 in our cash flows from operations for the six month period ended April 30, 2011, compared to the same period in 2010. This increase was due to increased net income primarily driven by increased prices for ethanol during the 2011 period. During the six months ended April 30, 2011, our capital needs were being adequately met through cash from our operating activities and our credit facilities.

Cash Flow From Investing Activities

We used less cash for investing activities for the six month period ended April 30, 2011, as compared to 2010. This decrease was primarily a reduction of our capital expenditures.

Cash Flow From Financing Activities

We used net cash provided from financing activities during our six months ended April 30, 2011, as a result of cash paid to decrease the principal balance on our loans with FNBO in accordance with the terms of the amendments to our loan agreements discussed in greater detail below.

Short-Term and Long-Term Debt Sources

On April 24, 2008, we entered into a Construction Loan Agreement (the “Agreement”) with FNBO for the purpose of funding a portion of the cost of the ethanol plant. Under the Agreement, FNBO agreed to loan us up to $61,000,000, consisting of a $50,400,000 Construction Loan, together with a $5,000,000 Revolving Loan, and $5,600,000 to support the issuance of letters of credit by FNBO. As of April 30, 2011, the Company had issued $4,250,000 in letters of credit.

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

Fixed Rate Note

The Fixed Rate Note was initially for $25,200,000 with a variable interest rate that is fixed with an interest rate swap. We commenced making monthly principal payments on the Fixed Rate Note initially for approximately $145,000 plus accrued interest in March 2010. Interest will accrue on the Fixed Rate Note at the greater of the one-month LIBOR Rate, in effect from time to time, plus 300 basis points or 4%. The applicable interest rate was 4% at April 30, 2011. However, the Company entered into an interest rate swap agreement with FNBO, which fixes the interest rate on the Fixed Rate Note at 7.6% until June 2014. The Company entered into the fixed rate swap agreement to alter its exposure to the impact of changing interest rates on its results of operations and future cash outflows for interest. The outstanding balance on this note was approximately $23,148,000 and $24,041,000 at April 30, 2011 and October 31, 2010, respectively. A final balloon payment on the Fixed Rate Note of approximately $15,191,000 will be due February 26, 2015.

Variable Rate Note

The Variable Rate Note was initially for $20,200,000. As part of our loan modifications with FNBO approximately $336,000 from the Long-term Revolving Note was added to the principal balance of the Variable Rate Note. We commenced making monthly payments initially for approximately $147,000 plus accrued interest in March 2010. As part of the Third Amendment of Construction Loan Agreement with FNBO ("Third Amendment"), the Variable Rate Note was modified to monthly interest only payments and we will remit quarterly excess cash flow payments to FNBO which will be applied first to interest and then to principal on the Variable Rate Note with a minimum annual principal reduction of $750,000. The outstanding balance on this note was approximately $18,410,000 and $19,256,000 at April 30, 2011 and October 31, 2010, respectively.

Interest will accrue on the Variable Rate Note at the greater of the one-month LIBOR rate plus 350 basis points or 5%. The applicable interest rate at April 30, 2011, was 5%. A final balloon payment of approximately $14,647,000 will be due February 26, 2015.

Long-term Revolving Note

The Long-term Revolving Note was initially for $5,000,000. As part of the Third Amendment, in February 2011 we prepaid $3,000,000 on the Long-term Revolving Note. On or before February 1, 2012, we will remit an additional mandatory principal prepayment on the Long-term Revolving Note in an amount not less than $750,000. On or before February 1, 2013, we will make another additional mandatory principal prepayment on the Long-term Revolving Note in an amount sufficient to reduce the outstanding principal balance of the Long-term Revolving Note to $0. In addition, the commitment on the Long-term Revolving Note was reduced from $5,000,000 to $4,500,000. FNBO has no obligation to advance any additional funds and will only advance such sums as approved in its sole discretion. Also, approximately $336,000 of the Long-term Revolving Note balance was transferred to the Variable Rate Note. The outstanding balance on this note was approximately $1,488,000 and $4,764,000 at April 30, 2011 and October 31, 2010, respectively.

The Long-term Revolving Note will accrue interest monthly at the greater of the one-month LIBOR plus 350 basis points, or 4% until it is paid off on or before February 1, 2013. The applicable interest rate at April 30, 2011 was 4%.

Line of Credit

The Company has a line of credit available equal to the amount of the Company's Borrowing Base, with a maximum limit of $5,000,000. The Company's Borrowing Base will vary and may at times be less than $5,000,000. The Company has maximum availability of $5,000,000 under the line of credit at April 30, 2011. The Company's line of credit accrues interest at the greater of the 90-day LIBOR plus 450 basis points or 5.5%, which was 5.5% at April 30, 2011. The line of credit requires monthly interest payments.

As part of the Fourth Amendment the line of credit was extended to August 28, 2011. However, on June 30, 2011 the line of credit is scheduled to be reduced by approximately $948,000. Management believes that another bank may assume the $948,000, which would keep the line of credit at $5,000,000, however there are no guarantees that another bank will assume this amount. As of April 30, 2011, the Company had not drawn on the line of credit.

Covenants and other Miscellaneous Financing Agreement Terms

The loan agreements are subject to various financial and non-financial covenants that limit distributions and debt and require minimum debt service coverage, net worth, and working capital requirements. We are currently in compliance with our loan covenants and anticipate being in compliance with these covenants through April 30, 2012.

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

The National Pollutant Discharge Elimination System/State Disposal System (NPDES/SDS) permit, which regulates the water treatment, water disposal and stormwater systems at the facility, requires renewal every five years. We will be required to submit a renewal application to the Minnesota Pollution Control Agency (“MPCA”) in 2012. The Company has retained Mike Valentine & Associates and Barr Engineering to prepare the Company's permits for renewal in May 2012. The Company anticipates submitting the renewal requests in 2011.

Trends and Uncertainties Impacting the Ethanol and Distillers Grains Industries and Our Future Revenues

Our revenues primarily consist of sales of the ethanol and distillers grains we produce. The ethanol industry needs to continue to expand the market for ethanol and distillers grains in order to maintain current price levels. According to the Renewable Fuels Association (“RFA”), as of May 19, 2011, there were 207 ethanol plants nationwide with the capacity to produce approximately 14.4 billion gallons of ethanol annually. The RFA estimates that plants with an annual production capacity of approximately 14.0 billion gallons are currently operating and that approximately 3.27% of the nameplate production capacity is not currently operational. Management believes the production capacity of the ethanol industry is greater than ethanol demand which may continue to depress ethanol prices. This overcapacity issue may be exacerbated by increased production from plants that had previously slowed their rate of production or idled altogether due to poor operating margins.

The ethanol industry is dependent on several economic incentives to produce ethanol, including federal tax incentives and ethanol use mandates. One significant federal ethanol support is the Renewable Fuels Standard (the “RFS”). The RFS requires that in each year, a certain amount of renewable fuels be utilized in the United States. The RFS for 2011 is approximately 14 billion gallons, of which corn based ethanol can be used to satisfy approximately 12.6 billion gallons. The RFS requires that a portion of the RFS must be met by certain “advanced” biofuels, which are alternative biofuels produced without using corn starch such as cellulosic ethanol and biomass-based biodiesel, with 21 billion gallons of the mandated 36 billion gallons of renewable fuel required to come from advanced biofuels by 2022. This requirement essentially caps the corn based ethanol volume at 15 billion gallons. Current ethanol production capacity exceeds the 2011 RFS requirement which can be satisfied by corn based ethanol.

In February 2010, the EPA issued regulations governing the RFS, called RFS2. RFS2 establishes a tiered approach, where regular renewable fuels are required to accomplish a 20% green house gas reduction compared to gasoline, advanced biofuels and biomass-based biodiesel must accomplish a 50% reduction in green house gases, and cellulosic biofuels must accomplish a 60% reduction in green house gases. Any fuels that fail to meet this standard cannot be used by fuel blenders to satisfy their obligations under the RFS program. RFS2 as adopted by the EPA provides that corn-based ethanol from modern ethanol production processes does meet the definition of renewable fuel under the RFS program. Many in the ethanol industry are concerned that certain provisions of RFS2 as adopted may disproportionately benefit ethanol produced from sugarcane. This could make sugarcane based ethanol, which is primarily produced in Brazil, more competitive in the United States ethanol market. If this were to occur, it could reduce demand for the ethanol that we produce.

Many in the ethanol industry believe that it will be difficult to meet the RFS requirement in coming years without allowing higher percentage blends of ethanol to be used in conventional automobiles. Currently, ethanol is blended with conventional gasoline for use in standard (non-flex fuel) vehicles to create a blend which is 10% ethanol and 90% gasoline. Estimates indicate that approximately 135 billion gallons of gasoline are sold in the United States each year. Assuming that all gasoline in the United States is blended at a rate of 10% ethanol and 90% gasoline, the maximum demand for ethanol is 13.5 billion gallons per year. This is commonly referred to as the “blending wall,” which represents a theoretical limit where more ethanol cannot be blended into the national gasoline pool. This is a theoretical limit since it is believed it would not be possible to blend ethanol into every gallon of gasoline that is used in the United States and it discounts higher percentage blends of ethanol such as E15 and E85 used in flex fuel vehicles. The RFS mandate requires that 36 billion gallons of renewable fuels be used each year by 2022 which equates to approximately 27% renewable fuels used per gallon of gasoline sold. In order to meet the RFS mandate and expand demand for ethanol, management believes higher percentage blends of ethanol must be utilized in conventional automobiles.

Such higher percentage blends of ethanol have continued to be a contentious issue. Recently, the EPA allowed the use of E15, gasoline which is blended at a rate of 15% ethanol and 85% gasoline, in vehicles manufactured in the model year 2007 and later as well as for cars and light duty trucks manufactured in the model years between 2001 and 2006. Additionally, according to EPA estimates, flex-fuel vehicles make up only 7.3 million of the 240 million vehicles on the nation's roads and there are only about 2,000 E85 pumps in the United States. As a result, the approval of E15 may not significantly increase demand for ethanol. Two lawsuits were filed on November 9, 2010, by representatives of the food industry and the petroleum industry challenging the EPA's approval of E15 for use in vehicles 2007 and newer. Representatives of the food industry and the petroleum industry filed lawsuits on March 11, 2011, challenging the EPA's approval of E15 for use in vehicle models 2001 through 2006. It is unclear what effect these lawsuits will have on the implementation of E15 in the United States retail gasoline market. Iowa recently became the first state to incentivize the sale of E15 as soon as it becomes legal.

The Domestic Energy Promotion Act of 2011 was recently introduced into the United States Congress by Senators Chuck Grassley of Iowa and Kent Conrad of North Dakota. The proposed legislation would extend the Volumetric Ethanol Excise Tax Credit (“VEETC”), at descending levels through 2016 as well as extend other aspects of renewable fuels tax policy along with the ethanol tariff. If the legislation is enacted, VEETC would ultimately be transitioned into a tax credit that is adjusted periodically based on the price of oil which is intended to function as a type of countercyclical tax credit. Under current law, VEETC is set to expire on December 31, 2011. However, if VEETC is not renewed or if it is repealed, it likely would have a negative impact on the price of ethanol and demand for ethanol in the marketplace and could negatively impact our profitability.

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

The USDA announced that it will provide financial assistance to help implement more “blender pumps” in the United States in order to increase demand for ethanol and to help offset the cost of introducing mid-level ethanol blends into the United States retail gasoline market. Blender pumps typically can dispense E10, E20, E30, E40, E50 and E85. Many in the ethanol industry believe that increased use of blender pumps will increase demand for ethanol by allowing gasoline retailers to provide various mid-level ethanol blends in a cost effective manner and allowing consumers with flex-fuel vehicles to purchase more ethanol through these mid-level blends. However, blender pumps cost approximately $25,000 each, so it may take time before they become widely available in the retail gasoline market.

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

The United States ethanol industry is exporting an increasing amount of ethanol. Highwater recently began to export a portion of its ethanol production. The exportation of domestic ethanol has helped to mitigate the effects of the blending wall and has thereby helped to maintain ethanol price levels. We are excited to participate in the export market, but would prefer that all of our domestically produced ethanol could be utilized by the domestic market. Whether the export market continues to make economic sense for Highwater will depend on the domestic blend rates as well as global supply and demand for ethanol.

Contracting Activity

Renewable Products Marketing Group, LLC ("RPMG") markets our ethanol. We entered into a new member ethanol marketing agreement with RPMG in order to receive more favorable marketing fees offered by RPMG to its owners as well as to share in profits generated by RPMG. This new agreement was effective as of February 1, 2011. We also entered into a Contribution Agreement and a Member Control Agreement with RPMG whereby we made a capital contribution and became a minority owner of RPMG which became effective as of February 1, 2011.

Meadowland Farmers Co-op supplies our corn. CHS, Inc. markets our distillers grains. Each of these contracts is critical to our success and we are very dependent on each of these companies. Accordingly, the financial stability of these partners is critical to the successful operation of our business.

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

Long-Lived Assets

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable.  Impairment testing for assets requires various estimates and assumptions, including an allocation of cash flows to those assets and, if required, an estimate of the fair value of those assets.  Our estimates are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable. These valuations require the use of management's assumptions, which do not reflect unanticipated events and circumstances that may occur.  Given the significant assumptions required and the possibility that actual conditions will differ, we consider the assessment of carrying value of property and equipment to be a critical accounting estimate.

Inventory Valuation

We value our inventory at lower of cost or market. Our estimates are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable. These valuations require the use of management's assumptions which do not reflect unanticipated events and circumstances that may occur. In our analysis, we consider future corn costs and ethanol prices, break-even points for our plant and our risk management strategies in place through our derivative instruments. Given the significant assumptions required and the possibility that actual conditions will differ, we consider the valuation of the lower of cost or market on inventory to be a critical accounting estimate.

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

In April 2008, we entered into an interest fixed rate swap agreement, which is a derivative instrument, in order to manage our exposure to the impact of changing interest rates. The initial notional amount of the swap was $23,305,000. The interest rate swap fixes the interest rate on the notional amount at 7.6% until June 2014, even though variable interest rates may be less than this rate. The changes in the fair value of the interest rate swap are recorded currently in operations. As of April 30, 2011, we had a notional amount of approximately $21,896,000 outstanding in the swap agreement.

We have entered into corn commodity-based derivatives in order to protect cash flows from fluctuations caused by volatility in commodity prices. In practice, as markets move, we actively attempt to manage our risk and adjust hedging strategies as appropriate. We do not use hedge accounting which would match the gain or loss on our hedge positions to the specific commodity contracts being hedged. Instead, we use fair value accounting for our hedge positions, which means that as the current market price of our hedge position changes, the gains and losses are immediately recognized in our cost of goods sold. The immediate recognition of hedging gains and losses under fair value accounting can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged.

As of April 30, 2011, the fair values of our corn derivative instruments are reflected as a liability of approximately $31,000. As of April 30, 2011, we have open positions for 225,000 bushels of corn on the Chicago Board of Trade. As the prices of the hedged commodity moves in reaction to market trends and information, our statement of operations will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to produce long-term positive growth for the Company.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item.

Item 4.  Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit pursuant to the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosures.

Our management, including our Chief Executive Officer (the principal executive officer), Brian Kletscher, along with our Chief Financial Officer (the principal financial officer), Mark Peterson, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2011. Based upon this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Our management, including our principal executive officer and principal financial officer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred during the quarter ended April 30, 2011 and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On December 9, 2009, we received a Notice of Violation from the MPCA notifying us of alleged water treatment permit violations discovered by the MPCA staff during an inspection in September 2009. On December 29, 2009, we received a Notice of Violation from the MPCA notifying us of alleged air emission permit violations discovered by the MPCA staff during an inspection in September 2009. The Notices of Violation require us to take immediate corrective actions and provides us with an opportunity to respond to the alleged violations. We have responded to the MPCA's Notices of Violation and are in the process of rectifying the environmental and permitting concerns of MPCA. In March 2011, we executed a Stipulation Agreement with the MPCA, paid the monetary penalty and have made all of the necessary corrections to reporting and other operational items.

Item 1A. Risk Factors

The following risk factors are provided due to material changes from the risk factors previously disclosed in our annual report on Form 10-K. The risk factors set forth below should be read in conjunction with the risk factors section and the Management's Discussion and Analysis section for the fiscal year ended October 31, 2010, included in our annual report on Form 10-K.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (REMOVED AND RESERVED)

Item 5. Other Information

None.

Item 6. Exhibits.

(a)	The following exhibits are filed as part of this report.

Exhibit No.	Exhibit	Filed Herewith	Incorporated by Reference
31.1	Certificate Pursuant to 17 CFR 240.13a-14(a)	X
31.2	Certificate Pursuant to 17 CFR 240.13a-14(a)	X
32.1	Certificate Pursuant to 18 U.S.C. Section 1350	X
32.2	Certificate Pursuant to 18 U.S.C. Section 1350	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HIGHWATER ETHANOL, LLC

Date:	June 13, 2011	/s/ Brian Kletscher
Briant Kletscher
Chief Executive Officer
(Principal Executive Officer)

Date:	June 13, 2011	/s/ Mark Peterson
Mark Peterson
Chief Financial Officer
(Principal Financial and Accounting Officer)