Form 10-Q
period 2011-07-31
HIGHWATER ETHANOL LLC
filed 2011-09-12
CIK 1371451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended July 31, 2011

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
☐ Yes     ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  As of September 12, 2011, there were 4,953 membership units outstanding.

PART I    FINANCIAL INFORMATION

Item 1. Financial Statements

HIGHWATER ETHANOL, LLC
Condensed Balance Sheets

ASSETS	July 31, 2011	October 31, 2010
	(Unaudited)	(Audited)
Current Assets
Cash	$2,888,707	$3,856,173
Restricted cash	657,771	67,857
Restricted marketable securities	75,842	109,555
Accounts receivable	6,408,723	4,764,588
Inventories	4,112,163	4,437,672
Prepaids and other	263,021	704,943
Total current assets	14,406,227	13,940,788

Property and Equipment
Land and land improvements	6,786,724	6,786,724
Buildings	37,965,861	37,965,861
Office equipment	343,133	343,133
Equipment	60,149,869	59,540,376
Vehicles	41,994	41,994
Construction in progress	18,809	355,968
	105,306,390	105,034,056
Less accumulated depreciation	(12,141,888)	(7,475,338)
Net property and equipment	93,164,502	97,558,718

Other Assets
Investments in RPMG	605,000	—
Restricted marketable securities	1,518,000	1,518,000
Debt issuance costs, net	1,180,085	1,433,751
Total other assets	3,303,085	2,951,751

Total Assets	$110,873,814	$114,451,257

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Condensed Balance Sheets

LIABILITIES AND MEMBERS' EQUITY	July 31, 2011	October 31, 2010
	(Unaudited)	(Audited)
Current Liabilities
Accounts payable	$2,491,767	$1,604,251
Construction payable - members	10,000	365,968
Accrued expenses	629,627	640,826
Derivative instruments	1,021,038	840,467
Current maturities of long-term debt	3,443,981	6,801,375
Total current liabilities	7,596,413	10,252,887

Long-term Liabilities	53,533,729	56,439,317

Derivative Instrument	1,250,490	1,787,375

Commitments and Contingencies	—	—

Members' Equity
Members' equity, 4,953 units outstanding	48,493,182	45,971,678
Total Liabilities and Members’ Equity	$110,873,814	$114,451,257

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Condensed Statements of Operations

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	July 31, 2011	July 31, 2010	July 31, 2011	July 31, 2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$43,133,745	$23,691,592	$116,798,201	$74,647,203

Cost of Goods Sold	40,791,147	22,441,106	109,937,388	69,438,673

Gross Profit	2,342,598	1,250,486	6,860,813	5,208,530

Operating Expenses	477,316	287,681	1,386,209	1,318,017

Operating Profit	1,865,282	962,805	5,474,604	3,890,513

Other Income (Expense)
Interest income	34,324	38,427	72,222	76,931
Other income	430	732	50,996	6,401
Interest expense	(1,165,721)	(1,186,829)	(3,617,963)	(3,635,832)
Gain (loss) on derivative instrument	(61,222)	(455,755)	575,358	(405,874)
Total other expense, net	(1,192,189)	(1,603,425)	(2,919,387)	(3,958,374)

Net Income (Loss)	$673,093	$(640,620)	$2,555,217	$(67,861)

Weighted Average Units Oustanding	4,953	4,953	4,953	4,953
Net Income (Loss) Per Unit	$135.90	$(129.34)	$515.89	$(13.70)

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Condensed Statements of Cash Flows

	Nine Months Ended	Nine Months Ended
	July 31, 2011	July 31, 2010

Cash Flows from Operating Activities
Net income	$2,555,217	$(67,861)
Adjustments to reconcile net income to net cash provided by operations
Depreciation and amortization	4,920,216	4,896,212
Interest payments made from restricted cash	33,645	22,439
Change in fair value of derivative instruments	377,455	(386,133)
Increase in restricted cash from net interest earned	(67,275)	(67,275)
Change in assets and liabilities
Restricted cash	(556,284)	—
Accounts receivable, including members	(1,644,135)	93,463
Inventories	325,509	(626,546)
Derivative instruments	(733,769)	792,006
Prepaids and other	441,922	(100,081)
Accounts payable, including members	598,654	317,046
Accrued expenses	(11,199)	57,690
Net cash provided by operating activities	6,239,956	4,930,960

Cash Flows from Investing Activities
Capital expenditures	(628,302)	(1,245,336)
Construction in progress	—	(10,794)
Investment in RPMG	(316,138)	—
Net cash used in investing activities	(944,440)	(1,256,130)

Cash Flows from Financing Activities
Payments on line of credit	—	(1,000,000)
Payments on long-term debt	(6,262,982)	(1,453,177)
Net cash used in financing activities	(6,262,982)	(2,453,177)

Net Increase (Decrease) in Cash	(967,466)	1,221,653

Cash – Beginning of Period	3,856,173	2,620,833

Cash – End of Period	$2,888,707	$3,842,486

Supplemental Cash Flow Information
Cash paid for interest	$3,173,624	$3,289,987

Supplemental Disclosure of Noncash Financing and Investing Activities
Unrealized gain (loss) on restricted marketable securities	$(33,713)	$23,004
Increase in restricted cash from long term debt proceeds	$—	$524,160
Capital expenditures included in accounts payable	$10,000	$1,256,335
Construction payable paid from restricted cash	$—	$524,160
Investment in RPMG included in accounts payable	$288,862	$—

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

In the opinion of management, the interim condensed financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for fair presentation of the Company's financial position as of July 31, 2011 and the results of operations and cash flows for all periods presented.

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

Revenue Recognition

The Company generally sells ethanol and related products pursuant to marketing agreements. The Company's products are shipped FOB shipping point. Revenues are recognized when the customer has taken title and has assumed the risks and rewards of ownership, prices are fixed or determinable and collectability is reasonably assured. For ethanol sales, title transfers when the car is loaded and for distiller's grains, when the shipments leave the plant facility.

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

Fair Value of Financial Instruments

The carrying value of cash, accounts receivable, and accounts payable, and other working capital items approximate fair value at July 31, 2011 due to the short maturity nature of these instruments.

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

Reclassifications

The Company made reclassifications to certain consulting and bank costs fees in the Condensed Statement of Operations for the nine months ended July 31, 2010, to conform with classifications for the nine months ended July 31, 2011. These reclassifications had no effect on members' equity, net income or cash flows as previously presented.

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

HIGHWATER ETHANOL, LLC
Notes to Unaudited Condensed Financial Statements

3. FAIR VALUE MEASUREMENTS

The following table provides information on those assets measured at fair value on a recurring basis.

	Fair Value as of	Fair Value Measurement Using
	July 31, 2011	Level 1	Level 2	Level 3
Restricted marketable securities - current	$75,842	$75,842	$—	$—
Restricted marketable securities - long-term	$1,518,000	$1,518,000	$—	$—
Derivative instrument - interest rate swap	$(2,052,484)	$—	$(2,052,484)	$—
Derivative instrument - corn contracts	$(219,044)	$(219,044)	$—	$—

The fair value of restricted marketable securities is based on quoted market prices in an active market. The Company determined the fair value of the interest rate swap by using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each instrument. The analysis reflects the contractual terms of the swap agreement, including the period to maturity and uses observable market-based inputs and uses the market standard methodology of netting the discounted future fixed cash receipts and the discounted expected variable cash payments. The Company determines the fair value of the corn contracts by obtaining fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes and live trading levels from the Chicago Board of Trade.

4. RESTRICTED MARKETABLE SECURITIES

The cost and fair value of the Company's restricted marketable securities consist of the following at July 31, 2011:

	Amortized Cost	Gross Unrealized Gains	Fair Value

Restricted marketable securities - Current
municipal obligations	$75,842	$—	$75,842

Restricted marketable securities - Long-term municipal obligations	1,433,275	84,725	1,518,000

Total restricted marketable securities	$1,509,117	$84,725	$1,593,842

The long-term restricted marketable securities relate to the debt service reserve fund required by the capital lease agreement. The Company had gross unrealized gains of $84,725 and $118,438 included in accumulated other comprehensive income at July 31, 2011 and October 31, 2010, respectively.

Shown below are the contractual maturities of marketable securities with fixed maturities at July 31, 2011. Actual maturities may differ from contractual maturities because certain securities may contain early call or prepayment rights.

Due within 1 year	$—
Due in 1 to 3 years	1,593,842
Due in 3 to 5 years	—
Total	$1,593,842

HIGHWATER ETHANOL, LLC
Notes to Unaudited Condensed Financial Statements

5. INVENTORIES

Inventories consisted of the following at:

	July 31, 2011	October 31, 2010*

Raw materials	$1,744,947	$1,972,604
Spare parts and supplies	371,085	190,386
Work in process	1,219,517	930,377
Finished goods	776,614	1,344,305
Total	$4,112,163	$4,437,672

*Derived from Audited financial statements

6. DERIVATIVE INSTRUMENTS

As of July 31, 2011, the Company had entered into corn derivative instruments and an interest rate swap agreement, which are required to be recorded as either assets or liabilities at fair value in the statement of financial position. Derivatives qualify for treatment as hedges when there is a high correlation between the change in fair value of the derivative instrument and the related change in value of the underlying hedged item. The Company must designate the hedging instruments based upon the exposure being hedged as a fair value hedge, a cash flow hedge or a hedge against foreign currency exposure. The derivative instruments outstanding at July 31, 2011 are not designated as effective hedges for accounting purposes.

Interest Rate Swap

At July 31, 2011, the Company had a notional amount of approximately $21,414,000 outstanding in the swap agreement that fixes the interest rate at 7.6% until June 2014.

Corn Contracts

As of July 31, 2011, the Company has open positions for approximately 1,550,000 bushels of corn. Management expects all open positions outstanding as of July 31, 2011 to be realized within the next fiscal year.

The following tables provide details regarding the Company's derivative instruments at July 31, 2011:

Instrument	Balance Sheet location	Assets	Liabilities

Interest rate swap	Derivative instruments	$—	$2,052,484
Corn contracts	Derivative instruments	—	219,044

The following tables provide details regarding the gains (losses) from the Company's derivative instruments in the statements of operations, none of which are designated as hedging instruments:

	Statement of	Three Months Ended July 31,
	Operations location	2011	2010
Interest rate swap	Other income (expense)	$(61,222)	$(455,755)
Corn contracts	Cost of goods sold	(255,035)	—

	Statement of	Nine Months Ended July 31,
	Operations location	2011	2010
Interest rate swap	Other income (expense)	$575,358	$(405,874)
Corn contracts	Cost of goods sold	357,238	—

HIGHWATER ETHANOL, LLC
Notes to Unaudited Condensed Financial Statements

7. DEBT FINANCING

Long-term debt consists of the following at:

	July 31,	October 31,*
	2011	2010
Fixed rate note payable, see terms below	$22,678,598	$24,040,752

Variable rate note payable, see terms below	17,881,266	19,255,952

Long-term revolving note payable, see terms below	1,237,846	4,763,988

Capital lease	15,180,000	15,180,000

Total	56,977,710	63,240,692

Less amounts due within one year	3,443,981	6,801,375

Net long-term debt	$53,533,729	$56,439,317
*Derived from Audited financial statements

Bank Financing

The Company has three promissory notes including a $25,200,000 Fixed Rate Note, a $20,200,000 Variable Rate Note, and a $5,000,000 Long-Term Revolving note, as described in the credit agreement and below. The credit agreement also provides a construction revolving loan for $5,000,000 and supports the issuance of letters of credit up to $5,600,000, all of which are secured by substantially all assets.

Fixed Rate Note

The Fixed Rate Note was initially $25,200,000 and has a variable interest rate that is fixed with an interest rate swap. The Company makes monthly principal payments on the Fixed Rate Note of approximately $157,000 plus accrued interest. Interest accrues on the Fixed Rate Note at the greater of the one-month LIBOR rate plus 300 basis points or 4%, which was 4% at July 31, 2011. A final balloon payment on the Fixed Rate Note of approximately $15,192,000 will be due February 26, 2015.

Variable Rate Note

The Variable Rate Note was initially $20,200,000. The Company makes monthly payments of interest only. Interest accrues on the Variable Rate Note at the greater of the one-month LIBOR rate plus 350 basis points or 5%. The Company also makes quarterly 50% excess cash flow payments which are first applied to interest and then to principal on the Variable Rate Note with a minimum annual principal reduction of $750,000 which has been made at the time of this filing. A final balloon payment of approximately $13,869,000 will be due February 26, 2015.

Long-term Revolving Note

The Long-Term Revolving Note was initially $5,000,000. The amount available on the Long-Term Revolving Note will decline annually by the greater of $125,000 or 50% of the excess cash flow, as defined by the third amendment. The Company is also required to make a $750,000 principal repayment on the Long-Term Revolving Note prior to February 2012 and reduce the outstanding principal balance to zero as of February 1, 2013. The $750,000 required payment for February 2012 has been made at the time of this filing. The Long-Term Revolving Note accrues interest monthly at the greater of the one-month LIBOR plus 350 basis points or 4% until maturity on February 26, 2015, which was 4% at July 31, 2011.

HIGHWATER ETHANOL, LLC
Notes to Unaudited Condensed Financial Statements

Line of Credit

The Company's Line of Credit accrues interest at the greater of the LIBOR plus 450 basis points or 5.5%, which was 5.5% at July 31, 2011. The line of credit requires monthly interest payments. In August 2011, the Company extended the line of credit to April 2012. At July 31, 2011, there are no borrowings outstanding and the maximum availability was $5,000,000.

As part of the amendment entered into in January 2011, the Company is required to make additional payments quarterly on debt for up to 50% of the excess cash flow, as defined by the agreement.  As part of the bank financing agreement, the premium above LIBOR on the loans may be reduced based on a financial ratio.  The loan agreements are secured by substantially all business assets and are subject to various financial and non-financial covenants that limit distributions and debt and require minimum debt service coverage, net worth, and working capital requirements. The Company anticipates being in compliance with its covenant requirements through July 31, 2012.

As of July 31, 2011, the Company has letters of credit outstanding of $4,000,000. The Company pays interest at a rate of 1.75% on amounts outstanding and the letters of credit are valid until August 2011. One of the letters of credit will automatically renew for an additional one year period in the amount of $4,000,000. In June 2011, the Company had letters of credit of $250,000 that were released.

The estimated maturities of the long-term debt at July 31, 2011 are as follows:

2012	$3,443,981
2013	3,597,401
2014	3,013,891
2015	32,675,770
2016 and thereafter	14,246,667

Long-term debt	$56,977,710
8. COMMITMENTS AND CONTINGENCIES

Marketing Agreements

The Company entered into a new ethanol marketing agreement with their current marketer that became effective February 1, 2011. Under the new marketing agreement, the marketer will continue to purchase, market, and distribute all the ethanol produced by the Company. The Company also entered into a member control agreement with the marketer whereby the Company made capital contributions and became a minority owner. The buy-in commitment is $605,000, of which $105,000 was required as a down payment. Through July 31, 2011, the Company paid $316,138 of this commitment with $288,862 remaining included in accounts payable.  The member control agreement became effective on February 1, 2011 and provides the Company a membership interest with voting rights. The marketing agreement would terminate if the Company ceases to be a member.  The Company would assume certain of the member's rail car leases if the agreement is terminated.

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

Construction in Progress

The Company had construction in progress of approximately $19,000 at July 31, 2011 for an upgrade to the slurry line system and spare parts rack. The additions are expected to amount to approximately $40,000.

Forward Contracts

The Company has forward contracts in place for corn purchases for approximately $8,715,000 through September 2011, which represents approximately 27.81% of the Company's anticipated corn purchases for the remainder of fiscal year 2011.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statements Regarding Forward-Looking Statements

This report contains forward-looking statements that involve future events, our future performance and our expected future operations and actions.  In some cases you can identify forward-looking statements by the use of words such as “will,” “may,” “should,” “anticipate,” “believe,” “expect,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties. Many factors could cause actual results to differ materially from those projected in forward-looking statements. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include, but are not limited to:

•	Changes in our business strategy, capital improvements or development plans;

•	Volatile commodity and financial markets;

•	Our ability to comply with the financial covenants contained in our credit agreements with our lender;

•	Our ability to profitably operate the ethanol plant and maintain a positive spread between the selling price of our products and our raw materials costs;

•	Our ability to generate free cash flow to invest in our business and service our debt;

•	The results of our hedging transactions and other risk management strategies;

•	Changes in the environmental regulations or in our ability to comply with such regulations;

•	Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries;

•	Changes in or elimination of federal and/or state laws or policies impacting the ethanol industry (including the elimination of any federal and/or state ethanol tax incentives);

•	Ethanol and distillers grains supply exceeding demand and corresponding price reductions;

•	Changes in plant production capacity or technical difficulties in operating the plant;

•	Changes and advances in ethanol production technology;

•	Our ability to retain key employees and maintain labor relations;

•	Changes in our ability to secure credit or obtain additional debt or equity financing, if we so require;

•	Lack of transport, storage and blending infrastructure; and

•	Competition from alternative fuel additives.

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

Results of Operations for the Three Months Ended July 31, 2011 and 2010

The following table shows the results of our operations and the approximate percentage of revenues, costs of goods sold, operating expenses and other items to total revenues in our unaudited statements of operations for the three months ended July 31, 2011 and 2010:

	2011		2010
Income Statement Data	Amount	%	Amount	%
	(unaudited)		(unaudited)
Revenue	$43,133,745	100.00%	$23,691,592	100.00%
Cost of Goods Sold	40,791,147	94.57%	22,441,106	94.72%
Gross Profit	2,342,598	5.43%	1,250,486	5.28%
Operating Expenses	477,316	1.11%	287,681	1.21%
Operating Profit	1,865,282	4.32%	962,805	4.06%
Other Expense	(1,192,189)	(2.76)%	(1,603,425)	(6.77)%
Net Income (Loss)	$673,093	1.56%	$(640,620)	(2.70)%

Revenues

Our revenues are derived from the sale of our ethanol and distillers grains.

The following table shows the sources of our revenue for the three months ended July 31, 2011.

Revenue Sources	Amount (Unaudited)	Percentage of Total Revenues (Unaudited)

Ethanol Sales	$36,136,305	83.78%
Distillers Grains Sales	6,997,440	16.22%
Total Revenues	$43,133,745	100.00%

The following table shows the sources of our revenue for the three months ended July 31, 2010.

Revenue Sources	Amount (Unaudited)	Percentage of Total Revenues (Unaudited)

Ethanol Sales	$20,288,023	85.63%
Distillers Grains Sales	3,403,569	14.37%
Total Revenues	$23,691,592	100.00%

Our total revenues were higher for the three month period ended July 31, 2011 compared to the same period in 2010, primarily due to increased prices for ethanol and distillers grains. For the three month period ended July 31, 2011, ethanol sales accounted for approximately 83.78% of our total revenue and distillers grains sales accounted for approximately 16.22% of our total revenue. For the three month period ended July 31, 2010, ethanol sales accounted for approximately 85.63% of our total revenue and distillers grains sales accounted for approximately 14.37% of our total revenue.

Management believes that distillers grains represent a larger portion of our revenues during the three months ended July 31, 2011 compared to the same period of 2010 as a result of the higher distillers grains prices we received during our third fiscal quarter of 2011 compared to the same period of 2010. The Company received revenues from the sale of its dried distillers grains of $6,997,440 (after freight and marketing fees) for the three months ended July 31, 2011, compared to revenues of $3,403,569 for the three months ended July 31, 2010. For the three months ended July 31, 2011, the Company received an average price of $175.84 (after freight and marketing fees) per ton of dried distillers grains sold. In comparison, the Company received an average price of $95.08 (after freight and marketing fees) per ton of dried distillers grains sold for the three months ended July 31, 2010. Management believes these higher distillers grains prices are a result of the high price of other feed products available to livestock producers. Management has been able to be protective of the Company's pricing of its dried distillers grains because the Company's dried distillers grains tend to demand a premium in the market as a result of its constant product with good color as well as the fact that the Company does not have corn oil extraction which increases the nutritional value of its distillers grains. Management anticipates that the market price of our dried distillers grains will continue to be volatile as a result of changes in the price of corn. Decreased demand from China due to the recent anti-dumping investigation has not impacted the distillers grains market as much as initially expected due to higher corn prices and increased demand for domestic users as well as exports to Mexico which have more than offset the decreased demand from China. Management anticipates continued strong demand for distillers grains due to higher corn prices. In July 2011, the Company began marketing and selling its modified distillers grains for itself.

We experienced an increase in the gallons of ethanol sold in the three month period ended July 31, 2011 as compared to the three month period ended July 31, 2010. We sold approximately 13,996,000 gallons of ethanol during the three month period ended July 31, 2011 compared to approximately 13,879,000 gallons for the three months ended July 31, 2010. However, during the three months ended July 31, 2011, the Company had revenues from the sale of ethanol of $36,136,305 compared to revenues of $20,288,023 from the sale of ethanol for the three months ended July 31, 2010. This increase is a result of the higher ethanol prices we received during our third fiscal quarter compared to the same period in 2010. The average ethanol sales price we received for the three month period ended July 31, 2011 was approximately 75.00% higher than the average price we received for the same period of 2010. Management attributes this increase in the average price we received for our ethanol to the high price of petroleum based products such as gasoline along with higher corn prices. Management also believes that ethanol prices increased due to the anticipated expiration of the VEETC blenders' credit. Management believes that demand was higher from fuel blenders who were stocking up on ethanol so they could secure the blenders' credit prior to its December 31, 2011 expiration. Management anticipates that the expiration of VEETC will not have a significant effect on the market price of ethanol in the short term unless gasoline prices decrease. If gasoline prices were to decrease significantly it may lead to less ethanol demand for blenders who voluntarily blend more than they are required to blend under the RFS. However, management anticipates if these price decreases were to occur, they would be short term due to the increasing ethanol demand that results from the RFS. Management anticipates that the price of ethanol will continue to be volatile during our 2011 fiscal year.

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

Cost of Goods Sold

Our costs of goods sold as a percentage of revenues were approximately 94.57% for the three months ended July 31, 2011 compared to 94.72% for the three months ended July 31, 2010. Our two largest costs of production are corn (82.27% of cost of goods sold for the three months ended July 31, 2011) and natural gas (4.30% of cost of goods sold for the three months ended July 31, 2011). Our cost of goods sold increased to $40,791,147 for the three months ended July 31, 2011 from $22,441,106 in the three months ended July 31, 2010.

The Company's per bushel corn costs increased by approximately 108.00% for the three months ended July 31, 2011 as compared to the same period for our 2010 fiscal year. Our increased cost of corn was the primary factor driving up our costs of goods sold. Corn prices have continued to increase due to concerns regarding the anticipated amount of corn that will be harvested in the fall of 2011. This may lead to continued tight corn supplies and smaller carryover which is expected to continue to result in higher corn prices into 2012. Any increase in corn demand may further increase corn prices and result in decreased corn supplies.

We had losses related to corn derivative instruments of approximately $255,000 for the three months ended July 31, 2011, which increased cost of sales. We had no gains or losses related to corn derivative instruments for the three months ended July 31, 2010.

The cost of corn fluctuates based on supply and demand, which, in turn, is affected by a number of factors which are beyond our control. We expect our gross margin to fluctuate in the future based on the relative prices of corn and fuel ethanol. We may use futures and option contracts to minimize our exposure to movements in corn prices, but there is no assurance that these hedging strategies will be effective. At July 31, 2011, none of our contracts were designated as hedges for accounting purposes. As a result, changes to the market value of these contracts were recognized as a gain or loss. As a result, gains or losses on derivative instruments do not necessarily coincide with the related corn purchases. This may cause fluctuations in our statement of operations. While we do not use hedge accounting to match gains or losses on derivative instruments, we believe the derivative instruments provide an economic hedge. As of July 31, 2011, the Company had open positions for approximately 1,550,000 bushels of corn. Our corn derivatives are forecasted to be realized within the next fiscal year. In addition the Company has forward contracts in place for corn purchases for approximately $8,715,000 through September 2011, which represents approximately 27.81% of the Company's anticipated corn purchase for the remainder of fiscal year 2011.

For the three month period ended July 31, 2011, we experienced a decrease in our overall natural gas costs compared to the same period of 2010. We attribute this decrease in natural gas costs to improved efficiencies and lower natural gas prices. Management attributes the lower natural gas prices to the slow economic recovery and the value of the U.S. dollar. Management anticipates that natural gas prices will be relatively stable in the next several months as a result of ample amount of gas in the supply chain and as the economy continues to recover slowly. However, should we experience any natural gas supply disruptions, including disruptions from hurricane activity, we may experience significant increases in natural gas prices.

Operating Expense

We had operating expense for the three months ended July 31, 2011 of $477,316 compared to operating expense of $287,681 for the same period of 2010. Management attributes the increase in operating expense because of increases in dues and memberships, property taxes, consulting fees, permits and depreciation, including amortization. Management continues to pursue strategies to optimize efficiencies and maximize production. These efforts may result in a decrease in our operating expenses on a per gallon basis. However, because these expenses do not vary with the level of production at the plant, we expect our operating expenses to remain steady.

Operating Profit

We had a profit from operations for the three months ended July 31, 2011 of $1,865,282 which is approximately 4.32% of our revenues compared to a profit of $962,805 which was approximately 4.06% of our revenues for the three months ended July 31, 2010. This increase in our operating income is primarily due to the increases in our ethanol and distillers grains revenues outpacing the escalating price of corn.

Other Expense

We had total other expense for the three months ended July 31, 2011, of $1,192,189 compared to other expense of $1,603,425 for the three months ended July 31, 2010. Our other expense for the three months ended July 31, 2011, consisted primarily of interest expense . The net decrease in other expense is due to the decrease in the loss on derivative instrument for the three months ended July 31, 2011 compared to the same period of 2010 because of the underlying variable rate decreasing from April 30, 2011 at a smaller differential than the same period of 2010.

Results of Operations for the Nine Months Ended July 31, 2011 and 2010

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the nine months ended July 31, 2011 and 2010:

	2011		2010
Income Statement Data	Amount	%	Amount	%
	(unaudited)		(unaudited)
Revenue	$116,798,201	100.00%	$74,647,203	100.00%
Cost of Goods Sold	109,937,388	94.13%	69,438,673	93.02%
Gross Profit	6,860,813	5.87%	5,208,530	6.98%
Operating Expenses	1,386,209	1.19%	1,318,017	1.77%
Operating Profit	5,474,604	4.69%	3,890,513	5.21%
Other Expense	(2,919,387)	(2.50)%	(3,958,374)	(5.30)%
Net Income (Loss)	$2,555,217	2.19%	$(67,861)	1.13%

Revenues

The following table shows the sources of our revenue for the nine months ended July 31, 2011

Revenue Sources	Amount (Unaudited)	Percentage of Total Revenues (Unaudited)

Ethanol Sales	$98,642,305	84.46%
Distillers Grains Sales	18,155,896	15.54%
Total Revenues	$116,798,201	100.00%

The following table shows the sources of our revenue for the nine months ended July 31, 2010.

Revenue Sources	Amount (Unaudited)	Percentage of Total Revenues (Unaudited)

Ethanol Sales	$64,262,715	86.09%
Distillers Grains Sales	10,384,488	13.91%
Total Revenues	$74,647,203	100.00%

We had revenues of $116,798,201 for the nine months ended July 31, 2011 compared to revenues of $74,647,203 for the same period of 2010. Our revenues are derived from the sale of our ethanol and distillers grains. For the nine months ended July 31, 2011, ethanol sales comprised approximately 84.46% percent of our revenues and distillers grains sales comprised approximately 15.54% percent of our revenues. Our total revenues were higher for the nine month period ending July 31, 2011 compared to the same period of 2010. This increase in revenue is a result of an increase in the average price we received for our ethanol during the first nine months of our 2011 fiscal year compared to the same period of 2010. The price we received for our ethanol was approximately 60.81% higher for the nine month period ended July 31, 2011 compared to the same period of 2010. We sold approximately 2.04% more gallons of ethanol during the period ended July 31, 2011 compared to the same period of 2010. Management attributes this increase in the ethanol prices with higher gasoline and oil prices combined with an increase in the exportation of domestic ethanol.

In addition, the average price of our distillers grains increased during the first nine months of our 2011 fiscal year compared to the same period of 2010. The average price we received for our dried distillers grains was approximately 55.78% higher for the first nine months of our 2011 fiscal year compared to the same period of 2010. Management attributes these higher price increases with higher corn prices which positively impact the market price of distillers grains.

Cost of Goods Sold

Our cost of goods sold for the nine months ended July 31, 2011 was $109,937,388 compared to cost of goods sold of $69,438,673 for the same period of 2010. Our costs of goods sold as a percentage of revenues were approximately 94.13% for the nine months ended July 31, 2011 compared to 93.02% for the nine months ended July 31, 2010. Our two largest costs of production are corn (82.06% of cost of goods sold for the nine months ended July 31, 2011) and natural gas (4.98% of cost of goods sold for the nine months ended July 31, 2011). Our average cost per bushel of corn was approximately 89.65% higher during the first nine months of our 2011 fiscal year compared to the same period of 2010.

We had gains related to corn derivative instruments of approximately $357,000 for the nine months ended July 31, 2011, which decreased cost of sales. We had no gains or losses related to corn derivative instruments for the nine months ended July 31, 2010.

Operating Expense

We had operating expense for the nine months ended July 31, 2011 of $1,386,209 compared to operating expense of $1,318,017 for the same period of 2010. We experienced an increase of approximately $68,200 in our operating expenses for the nine months ended July 31, 2011, compared to the same period of 2010. Management attributes the increase in operating expense because of increases in dues and memberships, property taxes, consulting fees, permits and depreciation, including amortization.

Operating Profit

We had operating income for the nine months ended July 31, 2011 of $5,474,604 compared to operating income of $3,890,513 for the same period of 2010. Our income from operations for the nine months ended July 31, 2011, was 4.69% of our revenues compared to 5.21% for the same period of 2010. Our operating profit for the nine months ended July 31, 2011, was the net result of our revenues exceeding our costs of goods sold and our operating expenses due primarily to the increases in our ethanol and distillers grains revenues outpacing the escalating price of corn.

Other Expense

We had total other expense (net) for the nine months ended July 31, 2011 of $2,919,387 compared to other expense (net) of $3,958,374 for the same period of 2010. Our other expense for the nine months ended July 31, 2011, consisted primarily of interest expense offset by derivative instrument gains. During the third quarter of 2011, the interest rate swap liability incurred a market interest rate increase. The increase in interest rates resulted in gains of approximately $575,000 due to the fair value of the derivative liability decreasing.

Changes in Financial Condition for the Nine Months Ended July 31, 2011

The following table highlights the changes in our financial condition for the nine months ended July 31, 2011 from our previous fiscal year ended October 31, 2010:

	July 31, 2011 (Unaudited)	October 31, 2010*
Current Assets	$14,406,227	$13,940,788
Current Liabilities	$7,596,413	$10,252,887
Long-Term Debt and Liabilities	$54,784,219	$58,226,692
Members' Equity	$48,493,182	$45,971,678

* Derived from audited financial statements

Current Assets. Current assets were $14,406,227 at July 31, 2011, compared to $13,940,788 at October 31, 2010. The increase in current assets was the result of an increase in our accounts receivables. However, we also had less cash on hand for immediate use on July 31, 2011 as compared to October 31, 2010.

Current Liabilities. Total current liabilities decreased and totaled $7,596,413 at July 31, 2011 compared to $10,252,887 at October 31, 2010. This decrease was due primarily to a decrease in our current maturities of long-term debt as a result of the $3,000,000 prepayment on the Long-Term Revolving Note made in February 2011. This decrease was also due to a decrease in the amount of construction payable to our members. However, we also had an increase in accounts payable at July 31, 2011 as compared to October 31, 2010.

Long-term Debt and Liabilities. Long-term debt decreased from $58,226,692 at October 31, 2010, to $54,784,219 at July 31, 2011, primarily because we continue to pay down our loans with FNBO. Additionally, our interest rate swap liability decreased due to the period for which the liability is calculated decreasing.

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

We do not currently anticipate any significant purchases of property and equipment that would require us to secure additional capital resources in the next 12 months. However, Management is currently planning to upgrade the Company's Reverse Osmosis (RO) equipment and system. Specifically, the Company will replace the RO Unit #3 with a larger size RO unit and add on to the RO Unit #4 to increase its capacity. These improvements will help reduce the quantity of water that must be hauled offsite. The estimated cost for upgrading the RO system is approximately $285,000 and will be funded from our operations.

The following table shows cash flows for the nine months ended July 31, 2011 and 2010:

	Nine Months Ended July 31
	2011	2010
	(unaudited)	(unaudited)
Net cash provided by operating activities	$6,239,956	$4,930,960
Net cash used in investing activities	(944,440)	(1,256,130)
Net cash used in financing activities	(6,262,982)	(2,453,177)

Cash Flow From Operations

We experienced an increase of approximately $1,309,000 in our cash flows from operations for the nine month period ended July 31, 2011, compared to the same period in 2010. This increase was due to increased net income primarily driven by increased prices for ethanol during the 2011 period. During the nine months ended July 31, 2011, our capital needs were being adequately met through cash from our operating activities and our credit facilities.

Cash Flow From Investing Activities

We used less cash for investing activities for the nine month period ended July 31, 2011, as compared to 2010. This decrease was primarily a reduction of our capital expenditures.

Cash Flow From Financing Activities

We used net cash provided from financing activities during our nine months ended July 31, 2011, as a result of cash paid to decrease the principal balance on our loans with FNBO in accordance with the terms of the amendments to our loan agreements discussed in greater detail below. Also, additional payments were made for excess cash flow in accordance with our loan documents.

Short-Term and Long-Term Debt Sources

On April 24, 2008, we entered into a Construction Loan Agreement (the “Agreement”) with First National Bank of Omaha of Omaha, Nebraska as administrative agent and collateral agent for the banks (collectively referred to as "FNBO") for the purpose of funding a portion of the cost of the ethanol plant. With construction complete and the ethanol plant commencing operations, the construction loan converted to a $25,200,000 Fixed Rate Note, a $20,200,000 Variable Rate Note, a $5,000,000 Long-Term Revolving Note, a $5,000,000 line of credit and $5,600,000 to support the issuance of letters of credit by FNBO. As of July 31, 2011, the Company had $4,000,000 in letters of credit outstanding.

Loan Documents Amendments

Effective August 26, 2011 we entered into a Fifth Amendment of Construction Loan Agreement with FNBO (“Fifth Amendment”). Pursuant to the Fifth Amendment, our line of credit is extended to April 1, 2012.

Fixed Rate Note

The Fixed Rate Note was initially for $25,200,000 with a variable interest rate that is fixed with an interest rate swap. We make monthly principal payments on the Fixed Rate Note for approximately $157,000 plus accrued interest. Interest will accrue on the Fixed Rate Note at the greater of the one-month LIBOR Rate, in effect from time to time, plus 300 basis points or 4%. The applicable interest rate was 4% at July 31, 2011. However, the Company entered into an interest rate swap agreement with FNBO, which fixes the interest rate on the Fixed Rate Note at 7.6% until June 2014. The outstanding balance on this note was approximately $22,679,000 and $24,041,000 at July 31, 2011 and October 31, 2010, respectively. A final balloon payment on the Fixed Rate Note of approximately $15,192,000 will be due February 26, 2015.

Variable Rate Note

The Variable Rate Note was initially for $20,200,000. As part of the Third Amendment of Construction Loan Agreement with FNBO ("Third Amendment"), the Variable Rate Note was modified to monthly interest only payments and we will remit quarterly excess cash flow payments to FNBO which will be applied first to interest and then to principal on the Variable Rate Note with a minimum annual principal reduction of $750,000. The minimum annual principal reduction of $750,000 has already been paid at the time of filing. The outstanding balance on this note was approximately $17,881,000 and $19,256,000 at July 31, 2011 and October 31, 2010, respectively.

Interest will accrue on the Variable Rate Note at the greater of the one-month LIBOR rate plus 350 basis points or 5%. The applicable interest rate at July 31, 2011, was 5%. A final balloon payment of approximately $13,869,000 will be due February 26, 2015.

Long-term Revolving Note

The Long-term Revolving Note was initially $5,000,000. We have already remitted our February 2012 additional mandatory principal prepayment on the Long-term Revolving Note of $750,000. On or before February 1, 2013, we will make another additional mandatory principal prepayment on the Long-term Revolving Note in an amount sufficient to reduce the outstanding principal balance of the Long-term Revolving Note to $0. FNBO has no obligation to advance any additional funds and will only advance such sums as approved in its sole discretion. The Long-term Revolving Note will accrue interest monthly at the greater of the one-month LIBOR plus 350 basis points, or 4% until it is paid off on or before February 1, 2013. The applicable interest rate at July 31, 2011 was 4%. The outstanding balance on this note was approximately $1,238,000 and $4,764,000 at July 31, 2011 and October 31, 2010, respectively.

Line of Credit

The Company has a line of credit available equal to the amount of the Company's Borrowing Base, with a maximum limit of $5,000,000. The Company's Borrowing Base will vary and may at times be less than $5,000,000. The Company has maximum availability of $5,000,000 under the line of credit at July 31, 2011. The Company's line of credit accrues interest at the greater of the 90-day LIBOR plus 450 basis points or 5.5%, which was 5.5% at July 31, 2011. The line of credit requires monthly interest payments.

As part of the Fifth Amendment the line of credit was extended to April 1, 2012. As of July 31, 2011, the Company had not drawn on the line of credit.

Covenants and other Miscellaneous Financing Agreement Terms

The loan agreements are subject to various financial and non-financial covenants that limit distributions and debt and require minimum debt service coverage, net worth, and working capital requirements. We are currently in compliance with our loan covenants and anticipate being in compliance with these covenants through July 31, 2012. Additionally, we are limited to annual capital expenditures of $1,000,000 without prior approval of FNBO. We will also be prohibited from making distributions to our members without the prior approval of FNBO. In connection with the bank financing agreement, we executed a mortgage in favor of FNBO creating a first lien on our real estate and plant and a security interest in all personal property located on the property and assigned in favor of FNBO, all rents and leases to our property, our marketing contracts, our risk management services contract, and our natural gas, electricity, water service and grain procurement agreements.

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

The National Pollutant Discharge Elimination System/State Disposal System (NPDES/SDS) permit, which regulates the water treatment, water disposal and stormwater systems at the facility, requires renewal every five years. We will be required to submit a renewal application to the Minnesota Pollution Control Agency (“MPCA”) in 2012. The Company has retained Mike Valentine & Associates and Barr Engineering to prepare the Company's permits for renewal in May 2012. The Company recently submitted the renewal requests and is currently in discussion with the MPCA regarding the renewal requests.

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

Most ethanol that is used in the United States is sold in a blend called E10. E10 is a blend which is 10% ethanol and 90% gasoline. Estimates indicate that approximately 135 billion gallons of gasoline are sold in the United States each year. Assuming that all gasoline in the United States is blended at a rate of 10% ethanol and 90% gasoline, the maximum demand for ethanol is 13.5 billion gallons per year. This is commonly referred to as the “blending wall,” which represents a theoretical limit where more ethanol cannot be blended into the national gasoline pool. This is a theoretical limit since it is believed it would not be possible to blend ethanol into every gallon of gasoline that is used in the United States and it discounts higher percentage blends of ethanol such as E15 and E85 used in flex fuel vehicles. The RFS mandate requires that 36 billion gallons of renewable fuels be used each year by 2022 which equates to approximately 27% renewable fuels used per gallon of gasoline sold. In order to meet the RFS mandate and expand demand for ethanol, management believes higher percentage blends of ethanol must be utilized in conventional automobiles.

Such higher percentage blends of ethanol have continued to be a contentious issue. The EPA has allowed the use of E15, gasoline which is blended at a rate of 15% ethanol and 85% gasoline, in vehicles manufactured in the model year 2007 and later as well as for cars and light duty trucks manufactured in the model years between 2001 and 2006. According to EPA estimates, flex-fuel vehicles make up only 7.3 million of the 240 million vehicles on the nation's roads and there are only about 2,000 E85 pumps in the United States. As a result, the approval of E15 may not significantly increase demand for ethanol. Several lawsuits have been filed challenging the EPA's approval of E15 for use in vehicles 2007 and newer as well as the EPA's approval of E15 for use in vehicle models 2001 through 2006. It is unclear what effect these lawsuits will have on the implementation of E15 in the United States retail gasoline market.

The Volumetric Ethanol Excise Tax Credit (“VEETC”), is set to expire on December 31, 2011. It seems likely that VEETC will not be renewed at the end of 2011. If VEETC is not renewed or if it is repealed, it likely would have a negative impact on the price of ethanol and could negatively impact our profitability. However, due to the RFS, we anticipate that demand for ethanol will continue to mirror the RFS requirement, even without VEETC.

United States ethanol production is currently benefited by a 54 cent per gallon tariff that has been extended until December 31, 2011. If this tariff is eliminated, it could lead to the importation of ethanol produced in other countries, especially in areas of the United States that are easily accessible by international shipping ports. Ethanol imported from other countries may be a less expensive alternative to domestically produced ethanol and may affect our ability to sell our ethanol profitably.

Additionally, a small ethanol producer that is registered with the Internal Revenue Service may be eligible for a tax incentive in the amount of $0.10 per gallon of ethanol that is: sold and used by the purchaser in the purchaser's trade or business to produce an ethanol fuel mixture; sold and used by the purchaser as a fuel in a trade or business; sold at retail for use as a motor vehicle fuel; used by the producer in a trade or business to produce an ethanol fuel mixture; or used by the producer as a fuel in a trade or business. The incentive applies only to the first 15 million gallons of ethanol produced in a tax year and is allowed as a credit against the producer's income tax liability. Under current law, this incentive expires December 31, 2011.

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

In late 2009, California passed a Low Carbon Fuel Standard (“LCFS”) requiring that renewable fuels in California must accomplish certain reductions in green house gases. Management believes that these new regulations will preclude corn based ethanol from being used in California. California represents a significant ethanol demand market. If we are unable to supply ethanol to California, it could significantly reduce demand for the ethanol we produce. Currently, several lawsuits have been filed challenging the California LCFS.

The United States ethanol industry is exporting an increasing amount of ethanol. We export a portion of our ethanol production. The exportation of domestic ethanol has helped to mitigate the effects of the blending wall and has thereby helped to maintain ethanol price levels. We are excited to participate in the export market, but would prefer that all of our domestically produced ethanol could be utilized by the domestic market. Whether the export market continues to make economic sense for us will depend on the domestic blend rates as well as global supply and demand for ethanol.

Contracting Activity

Renewable Products Marketing Group, LLC markets our ethanol. Meadowland Farmers Co-op supplies our corn. CHS, Inc. markets our distillers grains. Each of these contracts is critical to our success and we are very dependent on each of these companies. Accordingly, the financial stability of these partners is critical to the successful operation of our business.

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

In April 2008, we entered into an interest fixed rate swap agreement, which is a derivative instrument, in order to manage our exposure to the impact of changing interest rates. The initial notional amount of the swap was $23,305,000. The interest rate swap fixes the interest rate on the notional amount at 7.6% until June 2014, even though variable interest rates may be less than this rate. The changes in the fair value of the interest rate swap are recorded currently in operations. As of July 31, 2011, we had a notional amount of approximately $21,414,000 outstanding in the swap agreement.

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

As of July 31, 2011, the fair values of our corn derivative instruments are reflected as a liability of approximately $219,000. As the prices of the hedged commodity moves in reaction to market trends and information, our statement of operations will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to produce long-term positive growth for the Company.

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

Our management, including our Chief Executive Officer (the principal executive officer), Brian Kletscher, along with our Chief Financial Officer (the principal financial officer), Mark Peterson, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2011. Based upon this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Our management, including our principal executive officer and principal financial officer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred during the quarter ended July 31, 2011 and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

If the Small Ethanol Producer Tax Credit (“SEPTC”) expires on December 31, 2011, it could negatively impact our profitability. The Small Ethanol Producer Tax Credit (“SEPTC”) is a tax incentive allowing small ethanol producers a 10 cent per gallon federal income tax credit on up to 15 million gallons of production. Our investors directly benefit from the SEPTC. If the SEPTC is allowed to expire on December 31, 2011, along with the VEETC, it would negatively impact our investors.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (REMOVED AND RESERVED)

Item 5. Other Information

None.

Item 6. Exhibits.

(a)	The following exhibits are filed as part of this report.

Exhibit No.	Exhibit
10.1	Fifth Amendment of Construction Loan Agreement between First National Bank of Omaha and Highwater Ethanol, LLC dated August 26, 2011.*
10.2	Fourth Amended and Restated Revolving Promissory Note between First National Bank of Omaha and Highwater Ethanol, LLC dated August 26, 2011.*
10.3	Fourth Amended and Restated Revolving Promissory note between First National Bank of Omaha and Highwater Ethanol, LLC dated August 26, 2011.*
31.1	Certificate Pursuant to 17 CFR 240.13a-14(a)*
31.2	Certificate Pursuant to 17 CFR 240.13a-14(a)*
32.1	Certificate Pursuant to 18 U.S.C. Section 1350*
32.2	Certificate Pursuant to 18 U.S.C. Section 1350*
101
The following financial information from Highwater Ethanol, LLC's Quarterly Report on Form 10-Q for the quarter ended July 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets as of July 31, 2011 and December 31, 2010, (ii) Condensed Statements of Operations for the three and nine months ended July 31, 2011 and 2010, (iii) Condensed Statements of Cash Flows for the nine months ended July 31, 2011 and 2010, and (iv) the Notes to Condensed Financial Statements.**

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HIGHWATER ETHANOL, LLC

Date:	September 12, 2011	/s/ Brian Kletscher
Brian Kletscher
Chief Executive Officer
(Principal Executive Officer)

Date:	September 12, 2011	/s/ Mark Peterson
Mark Peterson
Chief Financial Officer
(Principal Financial and Accounting Officer)