Form 10-K
period 2011-10-31
HIGHWATER ETHANOL LLC
filed 2012-01-25
CIK 1371451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended October 31, 2011

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

Indicate by check mark if the registrant is a well-known seasonsed issuer, as defined in Rule 405 of the Securities Act.
☐ Yes     ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
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
☒ Yes     ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes     ☒ No

As of April 30, 2011, the aggregate market value of the membership units held by non-affiliates (computed by reference to the most recent offering price of such membership units) was $47,350,000. The Company is a limited liability company whose outstanding common equity is subject to significant restrictions on transfer under its Member Control Agreement. No public market for common equity of Highwater Ethanol, LLC is established and it is unlikely in the foreseeable future that a public market for its common equity will develop.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  As of January 25, 2012, there were 4,953 membership units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant has incorporated by reference into Part III of this Annual Report on Form 10-K portions of its definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this Annual Report.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve future events, our future financial performance and our expected future operations and actions. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “future,” “intend,” “could,” “hope,” “predict,” “target,” “potential,” or “continue” or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions based on current information and involve numerous assumptions, risks and uncertainties, including, but not limited to those listed below and those business risks and factors described elsewhere in this report and our other Securities and Exchange Commission filings.

•	Changes in the availability and price of corn and natural gas;

•	Volatile commodity and financial markets;

•	Our ability to comply with the financial covenants contained in our credit agreements with our lenders;

•	Our ability to profitably operate the ethanol plant and maintain a positive spread between the selling price of our products and our raw material costs;

•	Results of our hedging activities and other risk management strategies;

•	Ethanol and distillers grains supply exceeding demand and corresponding price reductions;

•	Our ability to generate free cash flow to invest in our business and service our debt;

•	Changes in the environmental regulations that apply to our plant operations and changes in our ability to comply with such regulations;

•	Changes in our business strategy, capital improvements or development plans;

•	Changes in plant production capacity or technical difficulties in operating the plant;

•	Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries;

•	Lack of transportation, storage and blending infrastructure preventing ethanol from reaching high demand markets;

•	Changes in federal and/or state laws or policies impacting the ethanol industry (including the elimination of any federal and/or state ethanol tax incentives);

•	Changes and advances in ethanol production technology and the development of alternative fuels and energy sources and advanced biofuels;

•	Competition from alternative fuel additives;

•	Changes in interest rates and lending conditions; and

•	Our ability to retain key employees and maintain labor relations.

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

On January 31, 2011, we executed and delivered a Third Amendment of Construction Loan Agreement with First National Bank of Omaha ("FNBO"). Pursuant to the amended agreement, we paid $3,000,000 on our Long-term Revolving Note in February 2011. In addition, we made an additional payments in amounts sufficient to reduce the outstanding principal balance of the Long-term Revolving Note to $0 at October 31, 2011. We have and will continue to make quarterly fifty percent (50%) excess cash flow payments, with a maximum annual reduction of $750,000, on our Variable Rate Note. Effective August 26, 2011, we entered into another amendment with FNBO extending our line of credit to April 1, 2012. The terms of our FNBO loans are described in more detail below in the section entitled “Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.”

Following our 2011 fiscal year, we signed a non-binding letter of intent with Butamax Advanced Biofuels for the purpose of discussing the possible implementation of biobutanol technology at our facility. Management believes that the possible conversion to biobutanol production offers the opportunity to be on the cutting edge of next generation biofuels production. We will be working with Butamax Advanced Biofuels to develop a scope of definitive agreements in the next 6 to 9 months. However, there is no guarantee that definitive agreements will be executed. In the event we proceed with biobutanol technology, there are no assurances that there will be a market for biobutanol. In the event we do proceed with definitive agreements and convert our facility to a biobutanol facility there are no assurance that the biobutanol technology as developed by Butamax Advanced Biofuels will be effective. We may need to convert our facility back to ethanol production.

Highwater Ethanol believes the possible conversion to biobutanol production will fit well into our long term plan as it will offer the opportunity to be on the cutting edge of next generation biofuels production. The production of biobutanol will allow operations to remain consistent with our business model, to produce a renewable biofuel with the efficiencies that we currently pride ourselves on relating to our ethanol production. These efficiencies will allow Highwater Ethanol the opportunity that every facility looks for in production of biofuels. We believe biobutanol production will enhance the biofuels industry as it fits very well with ethanol production.

We will be working with Butamax Advanced Biofuels to develop a scope of definitive agreements in the next 6 to 9 months. Our goal is to have the cost of manufacturing biobutanol competitive to ethanol on an energy equivalent basis; however, what is more important is the production of butanol may provide sustainable improvement to our margins.

Financial Information

Please refer to “Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations” for information about our revenue, profit and loss measurements and total assets and liabilities and “Item 8 - Financial Statements and Supplementary Data” for our financial statements and supplementary data.

Principal Products

The principal products we produce at the ethanol plant are ethanol and distillers grains.

Ethanol

Ethanol is ethyl alcohol, a fuel component made primarily from corn and various other grains, which can be used as: (i) an octane enhancer in fuels; (ii) an oxygenated fuel additive for the purpose of reducing ozone and carbon monoxide vehicle emissions; and (iii) a non-petroleum-based gasoline substitute. The ethanol we produce is manufactured from corn. Although the ethanol industry continues to explore production technologies employing various feedstocks, such as biomass, corn-based production technologies remain the most practical and provide the lowest operating risks. Ethanol produced in the United States is primarily used for blending with unleaded gasoline and other fuel products. The principal purchasers of ethanol are generally wholesale gasoline marketers or blenders. The principal markets for our ethanol are petroleum terminals in the continental United States. However, recently the United States ethanol industry has experienced increased ethanol exports, including exports to the European Union and Brazil.

Approximately 84.27% of our total revenue was derived from the sale of ethanol during our fiscal year ended October 31, 2011. Ethanol sales accounted for approximately 86.58% of our total revenue for our fiscal year ended October 31, 2010.

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

Approximately 15.73% of our total revenue was derived from the sale of distillers grains during our fiscal year ended October 31, 2011. Distillers grains sales accounted for approximately 13.42% of our total revenue for our fiscal year ended October 31, 2010.

Principal Product Markets

As described below in “Distribution Methods,” we market and distribute a majority of our ethanol and distillers grains through professional third party marketers. Our ethanol and distillers grains marketers make all decisions with regard to where our products are marketed. Our ethanol and distillers grains are primarily sold in the domestic market, however, as domestic production of ethanol and distillers grains continue to expand, we anticipate increased international sales of ethanol and distillers grains.

Currently, the United States ethanol industry exports a significant amount of distillers grains to Mexico, Canada and China. During 2010, the ethanol industry experienced a significant increase in distillers grains exports to China. Animal feeding operations in China are growing which has prompted a significant increase in animal feeding demand from China, including increased distillers grains demand. China then began investigating United States distillers grains exporters for allegedly dumping distillers grains into the Chinese market. However, due to recent increases in corn prices, domestic demand for distillers grains along with increased exports to Mexico, distillers grain prices have been increasing. Management anticipates that the Chinese anti-dumping investigation will be concluded by early 2012 and management does not anticipate China will impose a significant tariff on distillers grains produced in the United States.

During our 2011 fiscal year, the ethanol industry experienced increased ethanol exports to Europe and Brazil. These ethanol exports benefited ethanol prices in the United States. Recently, the European Union launched an anti-dumping investigation related to ethanol exports from the United States. If the European Union were to impose tariffs on ethanol imported from the United States, it could negatively impact market prices of ethanol. However, management believes that ethanol exports will remain steady in our 2012 fiscal year, despite the European Union anti-dumping investigation.

We expect our ethanol and distillers grains marketers to explore all markets for our products, including export markets. However, due to high transportation costs, and the fact that we are not located near a major international shipping port, we expect a majority of our products to be marketed and sold domestically.

Distribution Methods

We originally entered into an exclusive marketing agreement with Renewable Products Marketing Group, LLC (“RPMG”) in September 2006 for the purposes of marketing and distributing our ethanol. Effective as of February 1, 2011, we entered into a Member Control Agreement with RPMG whereby we made a capital contribution and became an owner of RPMG. We became an owner of RPMG in order to secure more favorable marketing fees offered by RPMG to its owners as well as to share in profits generated by RPMG. We anticipate our ownership interest in RPMG to continue to change in the future as RPMG admits new members and other members exit. The marketing agreement would terminate if the Company ceases to be a member of RPMG. In the event the marketing agreement is terminated, the Company would assume certain rail car leases.

We entered into a distillers grains marketing agreement with CHS, Inc. to market all our dried distillers grains we produce at the plant. Under the agreement, CHS, Inc. will charge a maximum of $2.00 per ton and a minimum of $1.50 per ton price using 2% of the FOB plant price actually received by CHS, Inc. for all dried distillers grains removed by CHS, Inc. from our plant. The initial term of our agreement with CHS, Inc. expired in August 2010. However, the agreement will remain in effect unless otherwise terminated by either party with 120 days notice. Under the agreement, CHS, Inc. will be responsible for all transportation arrangements for the distribution of our dried distillers grains. As of July 1, 2011, we market and sell our own distillers modified wet grains with solubles (DMWS).

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

We have entered into a grain procurement agreement with Meadowland Farmers Co-op (“Meadowland”). Meadowland has the exclusive right and responsibility to provide us with our daily requirements of corn meeting quality specifications set forth in the grain procurement agreement. Under the agreement, we will purchase corn at the local market price delivered to the plant plus a fixed fee per bushel of corn purchased. We will provide Meadowland with an estimate of our usage at the beginning of each fiscal quarter and Meadowland agrees to at all times maintain the minimum of 7 days corn usage at our ethanol plant. The initial term of the agreement is for seven years from the time we request our first delivery of corn, which was in July 2009.

The area surrounding the plant produces a significant amount of corn and we do not anticipate encountering problems sourcing corn. United States production of corn can be volatile as a result of a number of factors, the most important of which are weather, current and anticipated stocks, domestic and export prices and supports and the government's current and anticipated agricultural policy. The price of corn increased for most of our 2011 fiscal year until September 2011 when the price of corn dropped significantly. We anticipate that the price of corn will continue to be volatile in the future. Increases in the price of corn significantly increase our cost of goods sold. If these increases in cost of goods sold are not offset by corresponding increases in the prices we receive from the sale of our products, these increases in cost of goods sold can have a significant negative impact on our financial performance.

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

We have access to an existing Northern Natural Gas interstate natural gas pipeline located approximately one half mile from our ethanol plant. We entered into a natural gas service agreement with CenterPoint Energy Resources Corp., d.b.a. CenterPoint Energy Minnesota Gas (“CenterPoint Energy”). CenterPoint constructed a pipeline from Northern Natural Gas Company (“Northern”) Town Border Station for Highwater (“Highwater TBS”) terminating at Highwater's selected location. In addition, we purchase all of our natural gas requirements from CenterPoint's pipeline. This agreement will continue until October 31, 2019.

We also entered into an energy management agreement with U.S. Energy Services, Inc. (“US Energy”) pursuant to which US Energy is providing us with the necessary natural gas management services. Some of their services may include an economic comparison of distribution service options, negotiation and minimization of interconnect costs, submission of the necessary pipeline “tap” request, supplying the plant with and/or negotiating the procurement of natural gas, development and implementation of a price risk management plan targeted at mitigating natural gas price volatility and maintaining profitability, providing consolidated monthly invoices that reflect all natural gas costs. In addition, US Energy is responsible for reviewing and reconciling all invoices. In exchange for these services, we pay US Energy a monthly retainer fee.

Electricity

On June 28, 2007, we entered into an agreement for electric service with Redwood Electric Cooperative, Inc., (“Redwood”) for the purchase and delivery of electric power and energy necessary to operate our ethanol plant. In exchange for its services, we pay Redwood a monthly facilities charge of approximately $12,000 plus Redwood's standard electrical rates. In addition, we agreed that in the event our ethanol plant does not continue to be operational for the entire term of the contract, we will reimburse Redwood for its expenses related to the installation of the facilities necessary to supply our electrical needs. Upon execution of the agreement, we became a member of Redwood and are bound by its articles of incorporation and bylaws. This agreement will remain in effect for 10 years following the initial billing period. In the event we wish to continue receiving electrical service from Redwood beyond the 10 year period, we will need to enter into a new agreement with Redwood at least one year prior to the expiration of the initial 10 year period. If the agreement is terminated by either party for any reason prior to the expiration of the initial ten year period, we will be required to pay for the entire amount of the facility charge for the remainder of the initial ten year period.

Water

We require a significant supply of water. We obtain water from a high capacity well. We acquired all of the necessary permits required for our water usage. In the calendar year of 2011, the Company reported to the Minnesota Department of Natural Resources water usage of 117,931,000 gallons or 2.15 gallons of water per 1 gallon of undenatured ethanol. That is approximately 324,000 gallons per day.

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

Seasonality Sales

We experience some seasonality of demand for our ethanol and distillers grains. Since ethanol is predominantly blended with conventional gasoline for use in automobiles, ethanol demand tends to shift in relation to gasoline demand. As a result, we experience some seasonality of demand for ethanol in the summer months related to increased driving. In addition, we experience some increased ethanol demand during holiday seasons related to increased gasoline demand. We also experience decreased distillers grains demand during the summer months due to natural depletion in the size of cattle feed lots.

Working Capital

We primarily use our working capital for purchases of raw materials necessary to operate the ethanol plant and for capital expenditures to maintain and upgrade the ethanol plant. Our primary source of working capital is income from our operations as well as our line of credit with FNBO. We anticipate using cash from our operations to maintain our current plant infrastructure. Management believes that our current sources of working capital are sufficient to sustain our operations.

Dependence on One or a Few Major Customers

As discussed above, we have a marketing agreement with RPMG for the marketing, sale and distributing our ethanol and have engaged CHS, Inc. for marketing, selling and distributing our distillers dried grains with solubles. We expect to rely on RPMG for the sale and distribution of our ethanol and CHS, Inc. for the sale and distribution of our distillers dried grains with solubles. Therefore, although there are other marketers in the industry, we are highly dependent on RPMG and CHS, Inc. for the successful marketing of our products. Any loss of RPMG or CHS, Inc. as our marketing agent for our ethanol and distillers grains, respectively, could have a significant negative impact on our revenues. We market and sell our own distillers modified wet grains.

Ethanol Competition

We are in direct competition with numerous ethanol producers, many of whom have greater resources than we do. While management believes we are a low cost producer of ethanol, larger ethanol producers may be able to take advantages of economies of scale due to their larger size and increased bargaining power with both customers and raw material suppliers and the increased competition in the industry may make it more difficult to operate the ethanol plant profitably.

The following table identifies the majority of the largest ethanol producers in the United States along with their production capacities.

U.S. FUEL ETHANOL PRODUCTION CAPACITY BY TOP PRODUCERS
Producers of Approximately 700 million gallons per year (mmgy) or more

Company	Current Capacity (mmgy)
POET Biorefining	1,629.0
Archer Daniels Midland	1,750.0
Valero Renewable Fuels	1,130.0
Green Plains Renewable Energy	740.0

Updated: January 3, 2012

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

Distillers Grains Competition

Ethanol plants in the Midwest produce the majority of distillers grains and primarily compete with other ethanol producers in the production and sale of distillers grains. According to the Renewable Fuels Association's Ethanol Industry Outlook 2011, ethanol plants produced more than 29 million metric tons of distillers grains in 2009/2010 and 31 million metric tons in 2010/2011. The primary customers of distillers grains are dairy and beef cattle, according to the Renewable Fuels Association's Ethanol Industry Outlook 2011. In recent years, an increasing amount of distillers grains have been used in the swine and poultry markets.

Governmental Regulation and Federal Ethanol Supports

Federal Ethanol Supports

The ethanol industry is dependent on several economic incentives to produce ethanol, including federal tax incentives and ethanol use mandates. One significant federal ethanol support is the Renewable Fuels Standard (the “RFS”). The RFS requires that in each year, a certain amount of renewable fuels be utilized in the United States. The RFS is a national program that does not require that any renewable fuels be used in any particular area or state, allowing refiners to use renewable fuel blends in those areas where it is most cost-effective. The RFS requirement increases incrementally each year until the United States is required to use 36 billion gallons of renewable fuels by 2022. Starting in 2009, the RFS required that a portion of the RFS must be met by certain “advanced” biofuels, which are alternative biofuels produced without using corn starch such as cellulosic ethanol and biomass-based biodiesel. The use of these advanced renewable fuels increases each year as a percentage of the total renewable fuels required to be used in the United States.

The RFS for 2011 was approximately 14 billion gallons, of which corn based ethanol could be used to satisfy approximately 12.6 billion gallons. The RFS for 2012 is approximately 15.2 billion gallons, of which corn based ethanol can be used to satisfy approximately 13.2 billion gallons. Current ethanol production capacity exceeds the 2012 RFS requirement which can be satisfied by corn based ethanol.

Many in the ethanol industry believe that it will be difficult to meet the RFS requirement in coming years without allowing higher percentage blends of ethanol to be used in conventional automobiles. Currently, ethanol is blended with conventional gasoline for use in standard vehicles to create a blend which is 10% ethanol and 90% gasoline. Estimates indicate that approximately 135 billion gallons of gasoline are sold in the United States each year. Assuming that all gasoline in the United States is blended at a rate of 10% ethanol and 90% gasoline, the maximum demand for ethanol is 13.5 billion gallons per year. This is commonly referred to as the “blending wall,” which represents a theoretical limit where more ethanol cannot be blended into the national gasoline pool. This is a theoretical limit because it is believed that it would not be possible to blend ethanol into every gallon of gasoline that is being used in the United States and it discounts the possibility of additional ethanol used in higher percentage blends such as E85 used in flex fuel vehicles. Many in the ethanol industry believe that we will reach this blending wall soon. However, the RFS mandate requires that 36 billion gallons of renewable fuels be used each year by 2022 which equates to approximately 27% renewable fuels used per gallon of gasoline sold. In order to meet the RFS mandate and expand demand for ethanol, management believes higher percentage blends of ethanol must be utilized in conventional automobiles.

Such higher percentage blends of ethanol have continued to be a contentious issue. The EPA has allowed the use of E15, gasoline which is blended at a rate of 15% ethanol and 85% gasoline, in vehicles manufactured in the model year 2001 and later. Management believes that many gasoline retailers will refuse to provide E15 due to the fact that not all standard vehicles will be allowed to use E15 and due to the labeling requirements the EPA may impose. In addition to the regulatory issues, new infrastructure is needed in order to make E15 readily available to consumers. As a result of these obstacles to implementation of E15, management believes that the limited approval of E15 may not have an immediate impact on ethanol demand in the United States.

On December 31, 2011, the Volumetric Ethanol Excise Tax Credit (“VEETC”) expired. VEETC provided a volumetric tax credit of 4.5 cents per gallon of gasoline that contains at least 10% ethanol. It is unclear what impact the expiration of VEETC will have on the price and demand of ethanol. However, due to the RFS, we anticipate that demand for ethanol will continue to mirror the RFS requirement. If the RFS is reduced or eliminated, the decrease in demand for ethanol related to the elimination of VEETC may be more substantial.

The USDA has stated that it will provide financial assistance to help implement more “blender pumps” in the United States in order to increase demand for ethanol and to help offset the cost of introducing mid-level ethanol blends into the United States retail gasoline market. A blender pump is a gasoline pump that can dispense a variety of different ethanol/gasoline blends. Blender pumps typically can dispense E10, E20, E30, E40, E 50 and E85. These blender pumps accomplish these different ethanol/

gasoline blends by internally mixing ethanol and gasoline which are held in separate tanks at the retail gas stations. Many in the ethanol industry believe that increased use of blender pumps will increase demand for ethanol by allowing gasoline retailers to provide various mid-level ethanol blends in a cost effective manner and allowing consumers with flex-fuel vehicles to purchase more ethanol through these mid-level blends. However, blender pumps cost approximately $25,000 each, so it may take time before they become widely available in the retail gasoline market.

Effect of Governmental Regulation

The government's regulation of the environment changes constantly. It is possible that more stringent federal or state environmental rules or regulations could be adopted, which could increase our operating costs and expenses. It also is possible that federal or state environmental rules or regulations could be adopted that could have an adverse effect on the use of ethanol. Furthermore, plant operations are governed by the Occupational Safety and Health Administration (“OSHA”). OSHA regulations may change such that the costs of operating the plant may increase. Any of these regulatory factors may result in higher costs or other adverse conditions effecting our operations, cash flows and financial performance.

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

On December 31, 2011, the 54 cent per gallon tariff imposed on ethanol imported into the United States expired. This means that the United States market will be open to imported ethanol as of January 1, 2012, without protectionist measures. Ethanol imported from other countries may be a less expensive alternative to domestically produced ethanol and may affect our ability to sell our ethanol profitably.

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

The National Pollutant Discharge Elimination System/State Disposal System (NPDES/SDS) permit, which regulates the water treatment, water disposal and stormwater systems at the facility, requires renewal every five years. We submitted a renewal application to the Minnesota Pollution Control Agency (“MPCA”) in 2011 and the NPDES/SDS permit was approved and signed by MPCA on November 9, 2011. Our NPDES/SDS permit is valid until October 31, 2016. The air emissions permit is currently on 30 day Public Notice after being reviewed by MPCA staff. It will come off Public Notice on January 27, 2012, and we anticipate it will be approved in February 2012. The updated permits will allow production, if approved, to be at 58 million gallons per year undenatured ethanol or 59.5 million gallons per year denatured ethanol.

On December 9, 2009, we received a Notice of Violation from the MPCA notifying us of alleged water treatment permit violations discovered by the MPCA staff during an inspection in September 2009. On December 29, 2009, we received a Notice of Violation from the MPCA notifying us of alleged air emission permit violations discovered by the MPCA staff during an inspection in September 2009. In March 2011, we executed a Stipulation Agreement with MPCA, paid the required monetary penalty and have made all of the necessary corrections to reporting and other operational items.

In the fiscal year ended October 31, 2011, we incurred costs and expenses of approximately $194,400 complying with environmental laws.

Employees

As of October 31, 2011, we had 40 full-time employees.

Financial Information about Geographic Areas

All of our operations are domiciled in the United States. All of the products sold to our customers for fiscal years 2011, 2010 and 2009 were produced in the United States and all of our long-lived assets are domiciled in the United States. We have engaged third-party professional marketers who decide where our products are marketed and we have no control over the marketing decisions made by our third-party professional marketers. These third-party marketers may decide to sell our products in countries other than the United States. However, we anticipate that our products will primarily be marketed and sold in the United States.

ITEM 1A. RISK FACTORS

You should carefully read and consider the risks and uncertainties below and the other information contained in this report. The risks and uncertainties described below are not the only ones we face. The following risks, together with additional risks and uncertainties not currently known to us or that we currently deem immaterial could impair our financial condition and results of operations.

Risks Relating to Our Business

Our profitability is dependent on a positive spread between the price we receive for our products and the raw material costs required to produce our products. All of our revenue is derived from the sale of our ethanol and distillers grains. Our primary raw materials costs are related to corn costs and natural gas costs. Our profitability depends on a positive spread between the market price of the ethanol and distillers grains we produce and the raw material costs related to these products. While ethanol and distillers grains prices typically change in relation to corn prices, this correlation may not always exist. In the event the prices of our products decrease at a time when our raw material costs are increasing, we may not be able to profitably operate the ethanol plant. In the event the spread between the price we receive for our products and the raw material costs associated with producing those products is negative for an extended period of time, we may fail which could negatively impact the value of our units.

Declines in the price of ethanol or distillers grains would reduce our revenues. The sales prices of ethanol and distillers grains can be volatile as a result of a number of factors such as overall supply and demand, the price of gasoline and corn, levels of government support, and the availability and price of competing products. We are dependent on a favorable spread between the price we receive for our ethanol and distillers grains and the price we pay for corn and natural gas. Any lowering of ethanol or distillers grains prices, especially if it is associated with increases in corn and natural gas prices, may affect our ability to operate profitably. We anticipate the price of ethanol and distillers grains to continue to be volatile in our 2012 fiscal year as a result of the net effect of changes in the price of gasoline and corn prices and increased ethanol supply offset by increased ethanol demand. Declines in the prices we receive for our ethanol and distillers grains will lead to decreased revenues and may result in our inability to operate the ethanol plant profitably for an extended period of time which could decrease the value of our units.

If the RFS is eliminated or reduced, it could negatively impact the price of and demand for ethanol which could negatively impact our profitability. The ethanol industry benefits from the ethanol use requirement in the Federal Renewable Fuels Standard (RFS). The RFS requires that 15.2 billion gallons of renewable fuels are used in the United States in 2012, including 13.2 billion gallons which can be met by corn based ethanol. Recently, there have been numerous pieces of legislation introduced which would decrease or eliminate the RFS. While these pieces of legislation have not been enacted into law and many believe would not pass both houses of Congress, the composition of Congress may change in the future and the RFS could be eliminated. If this were to occur, it could negatively impact demand for ethanol and may lead to significant decreases in the market price of ethanol which could negatively impact our ability to profitably operate the ethanol plant.

The expiration of the Federal Volumetric Ethanol Excise Tax Credit ("VEETC") on December 31, 2011, may negatively impact our profitability. The ethanol industry benefited from VEETC, which was a federal excise tax credit of 4.5 cents per gallon of ethanol blended with gasoline at a rate of at least 10%. This excise tax credit expired on December 31, 2011. Management believes that VEETC positively impacted the price of ethanol. The expiration of VEETC may negatively impact the price we receive for our ethanol and could negatively impact our profitability.

We engage in hedging transactions which involve risks that could harm our business. We are exposed to market risk from changes in commodity prices. Exposure to commodity price risk results from our dependence on corn and natural gas in the ethanol production process, along with sales of ethanol. We seek to minimize the risks from fluctuations in the prices of corn and ethanol through the use of hedging instruments. The effectiveness of our hedging strategies is dependent on the price of corn and ethanol and our ability to sell sufficient products to use all of the corn for which we have futures contracts. Our hedging activities may not successfully reduce the risk caused by price fluctuation which may leave us vulnerable to high corn or relatively lower ethanol prices. Alternatively, we may choose not to engage in hedging transactions in the future and our operations and financial conditions may be adversely affected during periods in which corn prices increase or ethanol prices decrease. Price movements in corn and ethanol contracts are highly volatile and are influenced by many factors that are beyond our control. There are several variables that could affect the extent to which our derivative instruments are impacted by price fluctuations in the cost of corn or ethanol. We may incur such costs and they may be significant which could impact our ability to profitably operate the plant and may reduct the value of our units.

Our business is not diversified. Our success depends almost entirely on our ability to profitably operate our ethanol plant. We do not have any other lines of business or other sources of revenue if we are unable to operate our ethanol plant and manufacture ethanol and distillers grains. If economic or political factors adversely affect the market for ethanol or distillers grains, we have no other line of business to fall back on. Our business would also be significantly harmed if the ethanol plant could not operate at full capacity for any extended period of time.

We have signed a letter of intent with Butamax Advanced Biofuels for the purpose of discussion the implementation of biobutanol technology at our facility; however, we may not be able to reach definitive agreements. In the event we proceed with biobutanol technology, there are no assurances that the technology will be effective or that there will be a market for biobutanol. Following our 2011 fiscal year end we entered into a letter of intent with Butamax Advanced Biofuels for the purpose of discussing the conversion of our ethanol facility to a biobutanol facility. We may never enter into definitive agreements with Butamax Advanced Biofuels and therefore, may never convert our ethanol facility to a biobutanol facility. In the event we do proceed with definitive agreements and convert our facility to a biobutanol facility there is are no assurances that the biobutanol technology as developed by Butamax Advanced Biofuels will be effective and we may be forced to convert our facility back to ethanol production. Even if the technology were to be effective, there is no assurance that we would be able to profitably market the biobutanol.

If RPMG, which markets all of our ethanol fails, it may negatively impact our ability to profitably operate the ethanol plant. All of our ethanol is marketed by RPMG. Therefore, nearly all of our revenue is derived from sales that are secured by RPMG. If RPMG is unable to market our ethanol, it may negatively impact our ability to profitably operate the ethanol plant. While management believes that we could secure an alternative marketer if RPMG were to fail, switching marketers may negatively impact our cash flow and our ability to continue to operate profitably, it may decrease the value of our units.

We depend on our management and key employees, and the loss of these relationships could negatively impact our ability to operate profitably. We are highly dependent on our management team to operate our ethanol plant. We may not be able to replace these individuals should they decide to cease their employment with us, or if they become unavailable for any other reason. While we seek to compensate our management and key employees in a manner that will encourage them to continue their employment with us, they may choose to seek other employment. Any loss of these executive officers and key employees may prevent us from operating the ethanol plant profitably and could decrease the value of our units.

Changes and advances in ethanol production technology could require us to incur costs to update our plant or could otherwise hinder our ability to compete in the ethanol industry or operate profitably. Advances and changes in the technology of ethanol production are expected to occur. Such advances and changes may make the ethanol production technology installed in our plant less desirable or obsolete. These advances could also allow our competitors to produce ethanol at a lower costs than we are able. If we are unable to adopt or incorporate technological advances, our ethanol production methods and processes could be less efficient than our competitors, which could cause our plant to become uncompetitive or completely obsolete. If our competitors develop, obtain or license technology that is superior to ours or that makes our technology obsolete, we may be required to incur significant costs to enhance or acquire new technology so that our ethanol production remains competitive. Alternatively, we may be required to seek third-party licenses, which could also result in significant expenditures. These third-party licenses may not be available or, once obtained, they may not continue to be available on commercially reasonable terms. These costs could negatively impact our financial performance by increasing our operating costs and reducing our net income.

We may violate the terms of our credit agreements and financial covenants which could result in our lender demanding immediate repayment of our loans. Our credit agreements with FNBO and the bonds include various financial loan covenants. We are currently in compliance with all of our financial loan covenants. Current management projections indicate that we will be in compliance with our loan covenants for at least the next 12 months. However, unforeseen circumstances may develop which could result in us violating our loan covenants. If we violate the terms of our credit agreements, including our financial loan covenants, FNBO could deem us to be in default of our loans and require us to immediately repay the entire outstanding balance of our loans. If we do not have the funds available to repay the loans or we cannot find another source of financing, we may fail which could decrease or eliminate the value of our units.

Our inability to secure credit facilities we may require in the future could negatively impact our liquidity. Due to current conditions in the credit markets, it has been difficult for businesses to secure financing. While we do not currently require more financing than we have, in the future we may need additional financing. If we require financing in the future and our unable to secure such financing, or we are unable to secure the financing we require on reasonable terms, it may have a negative impact on our liquidity which could negatively impact the value of our units.

Our operations may be negatively impacted by natural disasters, severe weather conditions, and other unforeseen plant shutdowns which can negatively impact our operations. Our operations may be negatively impacted by events outside of our control such as natural disasters, severe weather, strikes, train derailments and other unforeseen events which may negatively impact our operations. If we experience any of these unforeseen circumstances which could negatively impact our operations, it may affect our cash flow and negatively impact the value of our business.

We may incur casualty losses that are not covered by insurance which could negatively impact the value of our units. We have purchased insurance which we believe adequately covers our losses from foreseeable risks. However there are risks that we may encounter for which there is no insurance of for which insurance is not available on terms that are acceptable to us. If we experience a loss which materially impairs our ability to operate the ethanol plant which is not covered by insurance, the value of our units could be reduced or eliminated.

If exports to Europe are decreased due to the recent European anti-dumping investigation, it may negatively impact ethanol prices in the United States. The European Union recently commenced an anti-dumping investigation related to ethanol produced in the United States and exported to Europe. The purpose of the investigation is to determine whether the European Union will impose a tariff on ethanol which is produced in the Unite States and exported to Europe. If exports of ethanol to Europe decrease as a result of this anti-dumping investigation, it could negatively impact the market price of ethanol in the United States. Any decrease in ethanol prices or demand may negatively impact our ability to profitably operate the ethanol plant.

Risks Related to Ethanol Industry

Demand for ethanol may not continue to grow unless ethanol can be blended into gasoline in higher percentage blends for standard vehicles. Currently, ethanol is primarily blended with gasoline for use in standard (non-flex fuel) vehicles to create a blend which is 10% ethanol and 90% gasoline. Estimates indicate that approximately 135 billion gallons of gasoline are sold in the United States each year. Assuming that all gasoline in the United States is blended at a rate of 10% ethanol and 90% gasoline, the maximum demand for ethanol is 13.5 billion gallons. This is commonly referred to as the "blending wall," which represents a theoretical limit where more ethanol cannot be blended into the national gasoline pool. Many in the ethanol industry believe that the ethanol industry is approaching this blending wall or the blending wall has already been reached. In order to expand ethanol demand, higher percentage blends of ethanol must be utilized in standard vehicles. Such higher percentage blends of ethanol have been a contentious issue. Automobile manufacturers and environmental groups have fought against higher percentage blends. However, the EPA has approved the use of E15 for standard vehicles produced in the model year 2001 and later. On the other hand, the fact that E15 has not been approved for use in all vehicles and the labeling requirements associated with E15 may result in many gasoline retailers refusing to carry E15. Without an increase in the allowable percentage blends of ethanol that can be used in all vehicles, demand for ethanol may not continue to increase which could decrease the selling price of ethanol and could result in our inability to operate the ethanol plant profitably. This could reduce or eliminate the value of our units.

The California Low Carbon Fuel Standard may decrease demand for corn based ethanol which could negatively impact our profitability. California passed a Low Carbon Fuel Standard (LCFS) requiring that renewable fuels used in California must accomplish certain reductions in greenhouse gases which are measured using a lifecycle analysis. California represents a significant ethanol market and if we are unable to supply ethanol to California, it could significantly reduce demand for the ethanol we produce. While implementation of the LCFS has been delayed and is the subject of legal action, any decrease in ethanol demand as a result of these regulations could negatively impact ethanol prices which could reduce our revenues and negatively impact our ability to profitably operate the ethanol plant.

Technology advances in the commercialization of cellulosic ethanol may decrease demand for corn based ethanol which may negatively affect our profitability. The current trend in ethanol production research is to develop an efficient method of producing ethanol from cellulose-based biomass, such as agricultural waste, forest residue, municipal solid waste and energy crops. This trend is driven by the fact that cellulose-based biomass is generally cheaper than corn, and producing ethanol from cellulose-based biomass would create opportunities to produce ethanol in areas which are unable to grow corn. There are several government initiatives that offer a strong incentive to develop commercial scale cellulosic ethanol. The RFS requires that 16 billion gallons per year of advanced bio-fuels must be consumed in the United States by 2022. Additionally, state and federal grants have been awarded to several companies who are seeking to develop commercial-scale cellulosic ethanol plants. We expect this will encourage innovation that may lead to commercially viable cellulosic ethanol plants in the future. If an efficient method of producing ethanol from cellulose-based biomass is developed, we may not be able to compete effectively. If we are unable to produce ethanol as cost-effectively as cellulose-based producers, our ability to general revenue will be negatively impacted.

New plants under construction, existing plants under expansion or decreases in ethanol demand may result in excess production capacity in our industry. According to the Renewable Fuels Association, as of January 3, 2012, there are 209 ethanol plants in the United States with capacity to produce approximately 14.7 billion gallons of ethanol per year. In addition, there are 7 ethanol plants under construction or expanding which together are estimated to increase ethanol production capacity by 261 million gallons per year. Excess ethanol production capacity may have an adverse impact on our results of operations, cash flows and general financial condition. Ethanol demand may not increase past approximately 13 billion gallons of ethanol due to the blending wall unless higher percentage blends of ethanol are approved by the EPA for use in all standard vehicles. While the United States is currently exporting ethanol which has resulted in increased ethanol demand, these ethanol exports may not continue. If ethanol demand does not grow at the same pace as increases in supply, we expect the selling price of ethanol to decline. If excess capacity in the ethanol industry continues to occur, the market price of ethanol may decline to a level that is inadequate to generate sufficient cash flow to cover our costs. This could negatively affect our profitability.

Growth in the ethanol industry is dependent on growth in the fuel blending infrastructure to accommodate ethanol, which may be slow and could result in decreased ethanol demand. The ethanol industry depends on the fuel blending industry to blend the ethanol that is produced with gasoline so it may be sold to the end consumer. In many parts of the country, the blending infrastructure cannot accommodate ethanol and as such, no ethanol is sold in those markets. Substantial investments are required to expand the blending infrastructure and the fuel blending industry may choose not to expand. Should the ability to blend ethanol not expand at the same rate as increases in ethanol production, the demand for ethanol may decrease which may lead to a corresponding decrease in the selling price of ethanol, which could impact our ability to profitably operate our ethanol plant.

We operate in an intensely competitive industry and compete with larger, better financed companies which could impact our ability to operate profitably. There is significant competition among ethanol producers. There are numerous producer-owned and privately-owned ethanol plants planned and operating through the United States. We also face competition from ethanol producers located outside the United States. The largest ethanol producers include Archer Daniels Midland, Green Plains Renewable Energy, POET, and Valero Renewable Fuels, all of which are each capable of producing significantly more ethanol. Further, many believe that there will be further consolidation occurring in the ethanol industry in the future which will likely lead to a significant portion of the ethanol production market in the Unites States being produced by a few companies. We may not be able to compete with these larger producers and our inability to compete could negatively impact our financial performance.

Competition from the advancement of alternative fuels may lessen the demand for ethanol. Alternative fuels, gasoline oxygenates and ethanol production methods are continually under development. A number of automotive, industrial and power generation manufacturers are developing alternative clean power systems using fuel cells, plug-in hybrids, electric cars or clean burning gaseous fuels. Like ethanol, these emerging technologies offer an option to address worldwide energy costs, the long-term availability of petroleum reserves and environmental concerns. Fuel cells have emerged as a potential alternative to certain existing power sources because of their higher efficiency, reduced noise and lower emissions. Fuel cell industry participants are targeting the transportation, stationary power and portable power markets in order to decrease fuel costs, lessen dependence of crude oil and reduce harmful emissions. If these alternative technologies continue to expand and gain broad acceptance and become readily available to consumers for motor vehicle use, we may not be able to compete effectively. This additional competition could reduce the demand for ethanol, resulting in lower ethanol prices that might adversely affect our financial condition.

Consumer resistance to the use of ethanol based on the belief that ethanol is expensive, adds to air pollution, harms engines, and/or takes more energy to produce than it contributes may affect the demand for ethanol. Certain individuals believe that the use of ethanol will have a negative impact on gasoline prices. Many also believe that ethanol adds to air pollution and harms vehicle engines. Still other consumers believe that the process of producing ethanol actually uses more fossil energy, such as oil and natural gas, than the amount of energy that is produced. These consumer beliefs could potentially be wide-spread and may be increasing as a result of recent efforts to increase the allowable percentage of ethanol that may be blended for use in vehicles. If consumers choose not to buy ethanol based on these beliefs, it would affect the demand for the ethanol we produce which could negatively affect our profitability.

Risks Related to Regulation and Governmental Action

Government incentives for ethanol production may be eliminated in the future, which could hinder our ability to operate at a profit. The ethanol industry is assisted by various federal and state ethanol production and tax incentives, including the RFS. The RFS helps to support a market for ethanol that might disappear without this incentive. As such, a waiver of RFS minimum levels of renewable fuels required in gasoline could negatively impact our results of operations. Recently, certain members of Congress have introduced legislation to reduce or eliminate the RFS. If these pieces of legislation were to pass and be made law, it could significantly decrease demand for and the price of ethanol in the United States. Further, certain states have requested waivers which could allow them to avoid complying with the RFS. A waiver of the RFS could have a significant and negative impact on ethanol demand and prices. Both the VEETC and the United States' tariff on foreign ethanol expired on

December 31, 2011. The loss of VEETC may have a negative impact on demand for ethanol which may result in lower market ethanol prices. While management believes that a market for ethanol will continue as a result of the RFS, losing VEETC may reduce demand for ethanol and negatively impact ethanol prices. The loss of the United States' tariff on foreign ethanol could result in increased importation of ethanol produced in other countries, especially in areas of the United States that are easily accessible by international shipping ports. Any increase in ethanol imports could negatively impact domestic ethanol prices and demand.

Changes in environmental regulations or violations of these regulations could be expensive and reduce our profitability. We are subject to extensive air, water and other environmental laws and regulations. In addition, some of these laws require our plant to operate under a number of environmental permits. These laws, regulations and permits can often require expensive pollution control equipment or operational changes to limit actual or potentials impacts to the environment. A violation of these laws and regulations or permit conditions can result in substantial fines, damages, criminal sanctions, permit revocations and/or plant shutdowns. In the future, we may be subject to legal actions brought by environmental advocacy groups and other parties for actual or alleged violations of environmental laws or our permits. Additionally, any changes in environmental laws and regulations could require us to spend considerable resources to comply with future environmental regulations. The expense of compliance could be significant enough to reduce our profitability and negatively affect our financial condition.

Carbon dioxide regulations may require us to obtain additional permits and install additional environmental mitigation equipment, which could adversely affect our financial performance. Carbon dioxide and other green house gases are regulated as air pollutants under the Clean Air Act. While we currently have all permits necessary under the Clean Air Act to operate the plant, these regulations may change in the future which could require us to apply for additional permits or install carbon dioxide mitigation equipment or take other as yet unknown steps to comply with these potential regulations. Compliance with any future regulation of carbon dioxide, if it occurs, could be costly and may prevent us from operating the ethanol plant profitably which could decrease or eliminate the value of our units.

ITEM 2. PROPERTIES

Our plant site is made up of two adjacent parcels which together total approximately 125 acres in southwest Minnesota near Lamberton. The plant's address is 24500 U.S. Highway 14, Lamberton, Minnesota 56152. We produce all of our ethanol and distillers grains at this site. The ethanol plant has a permitted capacity to produce 55 million gallons of denatured ethanol per year.

All of our tangible and intangible property, real and personal, serves as the collateral for our debt financing with FNBO as well as collateral for our equipment lease agreement with the City of Lamberton, Minnesota. Our senior credit facility and our equipment lease are discussed in more detail under “MANAGEMENT'S DISCUSSION AND ANALYSIS - Liquidity and Capital Resources.”

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. (REMOVED AND RESERVED)

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED MEMBER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of October 31, 2011, we have approximately 4,953 membership units outstanding and approximately 1,454 unit holders of record. There is no public trading market for our membership units.

We have, however, established through Alerus Securities a Unit Trading Bulletin Board, a private online matching service, in order to facilitate trading among our members. The Unit Trading Bulletin Board has been designed to comply with federal tax laws and IRS regulations establishing a “qualified matching service,” as well as state and federal securities laws. Our Unit Bulletin Board consists of an electronic bulletin board that provides a list of interested buyers with a list of interested sellers, along with their non-firm price quotes. The Unit Trading Bulletin Board does not automatically affect matchers between potential sellers and buyers and it is the sole responsibility of sellers and buyers to contact each other to make a determination as to whether an agreement to transfer units may be reached. We do not become involved in any purchase or sale negotiations arising from our Unit Trading Bulletin Board and have no role in effecting the transactions beyond approval, as required under our member control agreement, and the issuance of new certificates. We do not give advice regarding the merits or shortcomings of any particular transaction. We do not receive, transfer or hold funds or securities as an incident of operating the Unit Trading Bulletin Board. We do not receive any compensation for creating or maintaining the Unit Trading Bulletin Board. In advertising our Unit Trading Bulletin Board, we do not characterize Highwater Ethanol as being a broker or dealer or an exchange. We do not use the Unit Trading Bulletin Board to offer to buy or sell securities other than in compliance with the securities laws, including any applicable registration requirements.

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

We did not commence trading of units using Alerus Securities until December 2009. As such, we only have historical information by quarter for the fiscal year ended October 31, 2011 and the second, third and fourth fiscal quarters of the fiscal year ended October 31, 2010. The following table contains historical information by fiscal quarter for the fiscal year ended October 31, 2011 and the second, third and fourth fiscal quarters of the fiscal year ended October 31, 2010 regarding the actual unit transactions that were completed by our unit-holders during the periods specified. We believe this most accurately represents the current trading value of the Company's units. The information compiled by reviewing the completed unit transfers that occurred on our qualified matching service bulletin board during the quarters indicated.

Quarter	Low Price	High Price	Average Price	# of Units Traded
2010 2nd	$6,350	$6,350	$6,350	3
2010 3rd	$5,000	$5,010	$5,003	3
2010 4th	$5,000	$5,000	$5,000	6
2011 1st	$5,450	$5,750	$5,525	12
2011 2nd	$5,000	$5,000	$5,000	2
2011 3rd	$—	$—	$—	—
2011 4th	$5,000	$5,000	$5,000	14

The following table contains the asked prices that were posted on the Company's alternative trading service bulletin board and includes some transactions that were not completed. The Company believes the table above more accurately describes the trading value of its units as the asked prices below include some offers that never resulted in completed transactions. The information was compiled by reviewing postings that were made on the Company's alternative trading service bulletin board.

Sellers Quarter	Low Price	High Price	Average Price	# of Units Listed
2010 2nd	$4,900.00	$15,000.00	$9,001.00	79
2010 3rd	$4,900.00	$10,000.00	$5,401.00	180
2010 4th	$5,000.00	$5,500.00	$5,150.00	153
2011 1st	$5,400.00	$9,270.00	$6,178.00	30
2011 2nd	$5,000.00	$5,200.00	$5,066.00	6
2011 3rd	$5,000.00	$6,000.00	$5,255.00	9
2011 4th	$5,000.00	$5,000.00	$5,000.00	8

Distributions

We have not declared or paid any distributions on our units. Our board of governors has discretion over the timing and amount of distributions to our unit holders, subject to certain restrictions in our credit agreements. However, our member control agreement requires the board of governors to endeavor to make cash distributions at such times and in such amounts as will permit our unit holders to satisfy their income tax liability relating to owning our units in a timely fashion.

Our expectations with respect to our ability to make future distributions are discussed in greater detail in “MANAGEMENT'S DISCUSSION AND ANALYSIS.” In addition, distributions are restricted by certain loan covenants in our construction term loan and revolving credit financing agreements. These loan covenants and restrictions are described in greater detail under “MANAGEMENT'S DISCUSSION AND ANALYSIS - Liquidity and Capital Resources.”

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements that involve future events, our future performance and our expected future operations and actions. In some cases you can identify forward-looking statements by the use of words such as "may," "will," "should," "anticipate," "believe," "expect," "plan," "future," "intend," "could," "estimate," or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including reasons described in this report. We are not under any duty to update the forward-looking statements contained in this report. We cannot guarantee future results, levels of activity, performance or achievements. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report. You should read this report and the documents that we reference in this report and have filed as exhibits, completely and with the understanding that our actual future results may be materially difference from what we currently expect. We qualify all of our forward-looking statements by these cautionary statements.

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

Results of Operations for the Fiscal Year Ended October 31, 2011 and 2010

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the fiscal year ended October 31, 2011 and 2010:

	2011		2010
Income Statement Data	Amount*	%	Amount*	%

Revenue	$160,374,033	100.00%	$104,849,565	100.00%
Cost of Goods Sold	149,540,234	93.24%	94,993,137	90.60%
Gross Profit	10,833,799	6.76%	9,856,428	9.40%
Operating Expenses	1,762,414	1.10%	1,850,905	1.77%
Operating Profit	9,071,385	5.66%	8,005,523	7.64%
Other Expense	(3,928,028)	(2.45)%	(5,253,117)	(5.01)%
Net Income (Loss)	$5,143,357	3.21%	$2,752,406	2.63%
*Derived from Audited Financial Statements

Revenues

The following table shows the sources of our revenue for the fiscal year ended October 31, 2011

Revenue Sources	Amount (Unaudited)		Percentage of Total Revenues (Unaudited)

Ethanol Sales	$135,149,520		84.27%
Distillers Grains Sales	25,224,513	25,178,723	15.73%
Total Revenues	$160,374,033		100.00%

The following table shows the sources of our revenue for the fiscal year ended October 31, 2010.

Revenue Sources	Amount (Unaudited)	Percentage of Total Revenues (Unaudited)

Ethanol Sales	$90,775,411	86.58%
Distillers Grains Sales	14,074,154	13.42%
Total Revenues	$104,849,565	100.00%

We had revenues of $160,374,033 for the fiscal year ended ended October 31, 2011 compared to revenues of $104,849,565 for the same period of 2010. Our total revenue was higher for the fiscal year ended period ending October 31, 2011 compared to our 2010 fiscal year, primarily due to increased market prices for ethanol and distillers grains.

Our revenue from sales of ethanol increased during our 2011 fiscal year compared to our 2010 fiscal year due to higher ethanol prices and increased sales of ethanol. The price we received for our ethanol was approximately 44.64% higher for the fiscal year ended period ended October 31, 2011 compared to the same period of 2010. Management attributes this increase in the average price we received for our ethanol in our 2011 fiscal year with higher corn and energy prices and increased demand for ethanol. Management believes that ethanol demand increased due to the annual increase in the Renewable Fuels Standard (RFS) along with increased ethanol exports. Management anticipates that ethanol prices will remain steady during our 2012 fiscal year, keeping its relationship with the cost of corn, due to export demand and the annual increase in RFS. However, management has seen some impact from the expiration of VEETC in the decrease of the ethanol futures prices. Long-term impacts from the expiration of VEETC have not yet been determined.

In addition to the increase in ethanol prices, we sold approximately 2.30% more gallons of ethanol during the period ended October 31, 2011 compared to the same period of 2010. Management attributes this increase in the amount of ethanol we sold during our 2011 fiscal year with increased production by the ethanol plant. We produced more ethanol during our 2011 fiscal year compared to our 2010 fiscal year because of better unit train turn times. Management anticipates that ethanol production in our 2012 fiscal year will be slightly higher than ethanol production during our 2011 fiscal year due to new permits.

Our revenue from sales of distillers grains increased during our 2011 fiscal year compared to our 2010 fiscal year primarily due to higher market prices for distiller grains during our 2011 fiscal year. The average price we received for our dried distillers grains was approximately 76.60% higher for the our 2011 fiscal year compared to the same period of 2010. The average price we received for our modified/wet distillers grains increased by approximately 74.50% during our 2011 fiscal year compared to our 2010 fiscal year. Management attributes these higher price increases with higher corn prices which positively impact the market price of distillers grains. Decreased demand from China due to the anti-dumping investigation has not impacted the distillers grains market as much as initially expected due to higher corn prices and increased demand from domestic consumers as well as exports to Mexico. Management anticipates that distillers grains prices will continue to follow corn prices during our 2012 fiscal year, with distillers grains trading closer to the price of corn during the winter months and selling at a greater discount compared to corn during the summer months.

Cost of Goods Sold

The primary raw materials used to produce ethanol and distillers grains are corn and natural gas. Our cost of goods sold for the fiscal year ended ended October 31, 2011 was $149,540,234 compared to cost of goods sold of $94,993,137 for the same period of 2010. Our costs of goods sold as a percentage of revenues were approximately 93.24% for the fiscal year ended ended October 31, 2011 compared to 90.60% for the fiscal year ended ended October 31, 2010.

Our total cost of goods sold increased by approximately 79.00% during our 2011 fiscal year compared to the same period of 2010. Management attributes this increase in corn costs with higher market corn prices. Our average cost per bushel of corn during our 2011 fiscal year was approximately 76.09% higher than during the same period of 2010. Management believes that the higher corn prices during our 2011 fiscal year compared to the same period of 2010 were the result of lower ending stocks of corn in the fall of 2010 and increased export demand for corn. Corn prices have declined from the highs experienced at the end of September 2011. Management believes that concerns regarding the world economy and increased world supply of feed grains have led to the recent declines in corn prices. Management anticipates that corn prices will trade in the same range during our 2012 fiscal year as our 2011 fiscal year; however, the expiration of VEETC may lead to a decrease in corn prices.

Our total cost of goods sold related to natural gas costs decreased by approximately 6.30% during our 2011 fiscal year compared to the same period of 2010. The average price we paid per MMBtu of natural gas decreased by approximately 6.30% during our 2011 fiscal year compared to the same period of 2010. Management attributes this decrease in the average price we paid for our natural gas with strong natural gas supplies which have kept natural gas prices low. Management anticipates that natural gas prices will continue at their current levels unless the natural gas industry experiences production problems or if there are large increases in natural gas demand during our 2012 fiscal year.

We had gains related to corn derivative instruments of approximately $493,632 for the fiscal year ended ended October 31, 2011, which decreased cost of sales. We had no gains or losses related to corn derivative instruments for the fiscal year ended ended October 31, 2010.

Operating Expense

We had operating expense for the fiscal year ended ended October 31, 2011 of $1,762,414 compared to operating expense of $1,850,905 for the same period of 2010. We experienced a decrease of approximately $88,000 in our operating expenses for the fiscal year ended October 31, 2011, compared to the same period of 2010. Management attributes the decrease in operating expense because of decreases in consulting fees and permits.

Operating Profit

We had operating income for the fiscal year ended ended October 31, 2011 of $9,071,385 compared to operating income of $8,005,523 for the same period of 2010. Our income from operations for the fiscal year ended October 31, 2011, was 5.66% of our revenues compared to 7.64% for the same period of 2010. This increase in our profitability was primarily due to the extremely favorable market conditions and plant efficiencies and resulting operating margins we experienced in the fiscal year ended 2011 compared with the more modest conditions and margins in the fiscal year ended 2010.

Other Expense

We had total other expense (net) for the fiscal year ended ended October 31, 2011 of $3,928,028 compared to other expense (net) of $5,253,117 for the same period of 2010. Our other expense for the fiscal year ended ended October 31, 2011, consisted primarily of interest expense offset by derivative instrument gains. While our interest expense declined during 2011 compared to 2010, we incurred higher interest rates on our variable rate note as the floor increased from 4% to 5%. In 2011, the interest rate swap liability also declined, resulting in a gain compared to a loss in 2010.

Changes in Financial Condition for the Fiscal Year Ended October 31, 2011

The following table highlights the changes in our financial condition for the fiscal year ended ended October 31, 2011 from our previous fiscal year ended October 31, 2010:

	October 31, 2011*	October 31, 2010*
Current Assets	$15,695,180	$13,745,241
Current Liabilities	$7,741,800	$10,252,887
Long-Term Debt	$50,997,079	$56,439,317
Members' Equity	$51,071,799	$45,971,678

* Derived from audited financial statements

Current Assets. Current assets were $15,695,180 at October 31, 2011, compared to $13,745,241 at October 31, 2010. The increase in current assets was primarily the result of an increase in our accounts receivables, and restricted cash. Accounts receivables increased as a result of higher ethanol and distillers grains prices. Restricted cash increased primarily as a result of being required to maintain more funds due to certain derivative positions at October 31, 2011.

Current Liabilities. Total current liabilities decreased and totaled $7,741,800 at October 31, 2011 compared to $10,252,887 at October 31, 2010. This decrease was due primarily to a decrease in our current maturities of long-term debt as a result of the payments made on the Long-Term Revolving Note of $4,764,000 made during our 2011 fiscal year.

Long-term Debt and Liabilities. Long-term debt decreased from $56,439,317 at October 31, 2010, to $50,997,079 at October 31, 2011, primarily because we continue to pay down our loans with FNBO. The Company has paid approximately $8,524,000 of Long-term Debt during fiscal year 2011. At the time of the filing the Company has paid approximately an additional $1,252,000, resulting in payments in the last 14 months of approximately $9,776,000.

Because we did not begin operations until the 4th quarter of our 2009 fiscal year, we do not have comparable data for the fiscal year ended 2009.

Liquidity and Capital Resources

Based on financial forecasts performed by our management, we anticipate that we will have sufficient cash from our current credit facilities and cash from our operations to continue to operate the ethanol plant at capacity for the next 12 months. We do not currently anticipate seeking additional equity or debt financing in the near term. However, should we experience unfavorable operating conditions in the future, we may have to secure additional debt or equity financing for working capital or other purposes. Our line of credit with FNBO expires on April 1, 2012; however, we anticipate that FNBO will agree to extend our line of credit beyond April 1, 2012.

We do not currently anticipate any significant purchases of property and equipment that would require us to secure additional capital resources in the next 12 months.

The following table shows cash flows for the fiscal years ended October 31, 2011 and 2010:

	2011	2010
Net cash provided by operating activities	$9,354,989	$6,737,113
Net cash used in investing activities	(1,259,365)	(2,162,465)
Net cash used in financing activities	(8,524,114)	(3,339,308)

Cash Flow From Operations

We experienced an increase of approximately $2,618,000 in our cash flows from operations for the fiscal year ended October 31, 2011, compared to the same period in 2010. This increase was due to increased net income primarily driven by increased prices for ethanol during the 2011 period. During the fiscal year ended October 31, 2011, our capital needs were being adequately met through cash from our operating activities and our credit facilities.

Cash Flow From Investing Activities

We used less cash for investing activities for the fiscal year ended October 31, 2011, as compared to 2010. This decrease was primarily a reduction of our capital expenditures.

Cash Flow From Financing Activities

We made approximately $5,184,000 more payments on our long-term debt during our fiscal year ended October 31, 2011, as compared to 2010. During our 2011 fiscal year, we did not take out any additional long-term debt and made payments of approximately $8,524,000.

Short-Term and Long-Term Debt Sources

On April 24, 2008, we entered into a Construction Loan Agreement (the “Agreement”) with First National Bank of Omaha of Omaha, Nebraska as administrative agent and collateral agent for the banks (collectively referred to as "FNBO") for the purpose of funding a portion of the cost of the ethanol plant. With construction complete and the ethanol plant commencing operations, the construction loan converted to a $25,200,000 Fixed Rate Note, a $20,200,000 Variable Rate Note, a $5,000,000 Long-Term Revolving Note, a $5,000,000 line of credit and $5,600,000 to support the issuance of letters of credit by FNBO. As of October 31, 2011, the Company had $4,000,000 in letters of credit outstanding.

Fixed Rate Note

The Fixed Rate Note was initially for $25,200,000 with a variable interest rate that is fixed with an interest rate swap. We make monthly principal payments on the Fixed Rate Note for approximately $157,000 plus accrued interest. Interest will accrue on the Fixed Rate Note at the greater of the one-month LIBOR Rate, in effect from time to time, plus 300 basis points or 4%. The applicable interest rate was 4% at October 31, 2011. However, the Company entered into an interest rate swap agreement with FNBO, which fixes the interest rate on a portion of the Fixed Rate Note at 7.6% until June 2014. The interest rate swap currently has a notional amount of $20,908,000 compared to the actual loan amount of $22,209,080 at October 31, 2011. The outstanding balance on this note was approximately $24,041,000 at October 31, 2010. A final balloon payment on the Fixed Rate Note of approximately $15,194,000 will be due February 26, 2015.

Variable Rate Note

The Variable Rate Note was initially for $20,200,000. We make monthly interest only payments and remit quarterly excess cash flow payments to FNBO which will be applied first to interest and then to principal on the Variable Rate Note with a minimum annual principal reduction of $750,000. The minimum annual principal reduction of $750,000 for fiscal year 2011 has already been paid. The outstanding balance on this note was approximately $17,327,000 and $19,256,000 at October 31, 2011 and October 31, 2010, respectively.

Interest will accrue on the Variable Rate Note at the greater of the one-month LIBOR rate plus 350 basis points or 5%. The applicable interest rate at October 31, 2011, was 5%. A final balloon payment of approximately $14,327,000 will be due February 26, 2015.

Long-term Revolving Note

The Long-term Revolving Note was initially $5,000,000, and was reduced to $4,500,000 pursuant to the terms of the third amendment to our loan documents with FNBO. We have already remitted our February 2012 additional mandatory principal prepayment on the Long-term Revolving Note of $750,000 and our February 2013 mandatory principal prepayment on the Long-term Revolving Note in an amount sufficient to reduce the outstanding principal balance of the Long-term Revolving Note to $0 at October 31, 2011. FNBO has no obligation to advance any additional funds and will only advance such sums as approved in its sole discretion. If additional funds were to be advanced, the Long-term Revolving Note would accrue interest monthly at the greater of the one-month LIBOR plus 350 basis points, or 4% until it is paid off on or before February 26, 2015. The applicable interest rate at October 31, 2011 was 4%.

Line of Credit

The Company has a line of credit available equal to the amount of the Company's Borrowing Base, with a maximum limit of $5,000,000. The Company's Borrowing Base will vary and may at times be less than $5,000,000. The Company has maximum availability of $5,000,000 under the line of credit at October 31, 2011. The Company's line of credit accrues interest at the greater of the 90-day LIBOR plus 450 basis points or 5.5%, which was 5.5% at October 31, 2011. The line of credit requires monthly interest payments.

As part of an amendment to our loan documents with FNBO, the line of credit was extended to April 1, 2012. As of October 31, 2011, the Company had not drawn on the line of credit.

Covenants and other Miscellaneous Financing Agreement Terms

The loan agreements are subject to various financial and non-financial covenants that limit distributions and debt and require minimum debt service coverage, net worth, and working capital requirements. We are currently in compliance with our loan covenants and anticipate being in compliance with these covenants through October 31, 2012. Additionally, we are limited to annual capital expenditures of $1,000,000 without prior approval of FNBO. We will also be prohibited from making distributions to our members without the prior approval of FNBO. In connection with the bank financing agreement, we executed a mortgage in favor of FNBO creating a first lien on our real estate and plant and a security interest in all personal property located on the property and assigned in favor of FNBO, all rents and leases to our property, our marketing contracts, our risk management services contract, and our natural gas, electricity, water service and grain procurement agreements.

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

The National Pollutant Discharge Elimination System/State Disposal System (NPDES/SDS) permit, which regulates the water treatment, water disposal and stormwater systems at the facility, requires renewal every five years. We submitted a renewal application to the Minnesota Pollution Control Agency ("MPCA") in 2011 and the NPDES/SDS permit was approved and signed by MPCA on November 9, 2011. Our NPDES/SDS permit is valid until October 31, 2016. The air emissions permit is currently on 30 day Public Notice after being reviewed by MPCA staff. It will come off Public Notice on January 27, 2012, and we anticipate it will be approved in February 2012. The updated permits will allow production if approved to be at 58 million gallons per year undenatured ethanol or 59.5 million gallons per year denatured ethanol.

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

The Volumetric Ethanol Excise Tax Credit (“VEETC”), expired on December 31, 2011. The expiration of VEETC may have a negative impact on the price of ethanol and could negatively impact our profitability. However, due to the RFS, we anticipate that demand for ethanol will continue to mirror the RFS requirement, even without VEETC.

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

Additionally, a small ethanol producer that is registered with the Internal Revenue Service may be eligible for a tax incentive in the amount of $0.10 per gallon of ethanol that is: sold and used by the purchaser in the purchaser's trade or business to produce an ethanol fuel mixture; sold and used by the purchaser as a fuel in a trade or business; sold at retail for use as a motor vehicle fuel; used by the producer in a trade or business to produce an ethanol fuel mixture; or used by the producer as a fuel in a trade or business. The incentive applies only to the first 15 million gallons of ethanol produced in a tax year and is allowed as a credit against the producer's income tax liability. Under current law, this incentive expired December 31, 2011.

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

Contracting Activity

Renewable Products Marketing Group, LLC markets our ethanol. Meadowland Farmers Co-op supplies our corn. CHS, Inc. markets a majority of our distillers grains. Each of these contracts is critical to our success and we are very dependent on each of these companies. Accordingly, the financial stability of these partners is critical to the successful operation of our business.

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

In April 2008, we entered into an interest fixed rate swap agreement, which is a derivative instrument, in order to manage our exposure to the impact of changing interest rates. The initial notional amount of the swap was $23,305,000. The interest rate swap fixes the interest rate on the notional amount at 7.6% until June 2014, even though variable interest rates may be less than this rate. The changes in the fair value of the interest rate swap are recorded currently in operations. As of October 31, 2011, we had a notional amount of approximately $20,908,000 outstanding in the swap agreement.

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

As of October 31, 2011, the fair values of our corn derivative instruments are reflected as a liability of approximately $201,000. As the prices of the hedged commodity moves in reaction to market trends and information, our statement of operations will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to protect the Company over the term of the contracts for the hedged amounts.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Governors
Highwater Ethanol, LLC
Lamberton, Minnesota

We have audited the accompanying balance sheets of Highwater Ethanol, LLC (the Company) as of October 31, 2011 and 2010, and the related statements of operations, changes in members' equity and comprehensive income (loss), and cash flows for each of the years in the two year period ended October 31, 2011. Highwater Ethanol, LLC's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Highwater Ethanol, LLC as of October 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the two year period ended October 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

/s/ Boulay, Heutmaker, Zibell & Co., P.L.L.P

Certified Public Accountants

Minneapolis, Minnesota
January 25, 2012

HIGHWATER ETHANOL, LLC
Balance Sheets

ASSETS	October 31, 2011	October 31, 2010

Current Assets
Cash and equivalents	$3,427,683	$3,856,173
Restricted cash	465,720	67,857
Restricted marketable securities	66,319	109,555
Accounts receivable	7,493,851	4,764,588
Inventories	4,167,870	4,437,672
Prepaids and other	73,737	509,396
Total current assets	15,695,180	13,745,241

Property and Equipment
Land and land improvements	6,813,722	6,786,724
Buildings	37,965,861	37,965,861
Office equipment	346,259	343,133
Equipment	60,209,552	59,540,376
Vehicles	41,994	41,994
Construction in progress	138,714	355,968
	105,516,102	105,034,056
Less accumulated depreciation	(13,704,182)	(7,475,338)
Net property and equipment	91,811,920	97,558,718

Other Assets
Investment in RPMG	605,000	—
Restricted marketable securities	1,518,000	1,518,000
Debt issuance costs, net	1,103,740	1,433,751
Deposits	195,547	195,547
Total other assets	3,422,287	3,147,298

Total Assets	$110,929,387	$114,451,257

Notes to Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Balance Sheets

LIABILITIES AND MEMBERS' EQUITY	October 31, 2011	October 31, 2010

Current Liabilities
Accounts payable	$2,489,769	$1,604,251
Construction payable - members	—	365,968
Accrued expenses	511,933	640,826
Derivative instruments	1,020,599	840,467
Current maturities of long-term debt	3,719,499	6,801,375
Total current liabilities	7,741,800	10,252,887

Long-term Debt	50,997,079	56,439,317

Derivative Instrument	1,118,709	1,787,375

Commitments and Contingencies	—	—

Members' Equity
Members' equity, 4,953 units outstanding	51,071,799	45,971,678
Total Liabilities and Members’ Equity	$110,929,387	$114,451,257

Notes to Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Statements of Operations

	Year Ended	Year Ended
	October 31, 2011	October 31, 2010

Revenues	$160,374,033	$104,849,565

Cost of Goods Sold	149,540,234	94,993,137

Gross Profit	10,833,799	9,856,428

Operating Expenses	1,762,414	1,850,905

Operating Profit	9,071,385	8,005,523

Other Income (Expense)
Interest income	73,309	81,469
Other income	52,870	7,207
Interest expense	(4,743,553)	(4,842,600)
Gain (loss) on derivative instrument	689,346	(499,193)
Total other expense, net	(3,928,028)	(5,253,117)

Net Income	$5,143,357	$2,752,406

Weighted Average Units Outstanding	4,953	4,953
Net Income Per Unit	$1,038.43	$555.70

Notes to Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Statement of Changes in Members' Equity and Comprehensive Income (Loss)

	Member Contributions	Net Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Total

Balance - October 31, 2009	$46,653,590	$(3,552,756)	$92,334	$43,193,168

Other comprehensive income

Net income	—	2,752,406	—	2,752,406

Unrealized gain on restricted marketable securities	—	—	26,104	26,104

Total comprehensive income	—	—	—	$2,778,510

Balance - October 31, 2010	46,653,590	(800,350)	118,438	45,971,678

Other comprehensive income

Net income	—	5,143,357	—	5,143,357

Unrealized loss on restricted marketable securities	—	—	(43,236)	(43,236)

Total comprehensive income	—	—	—	$5,100,121

Balance - October 31, 2011	$46,653,590	$4,343,007	$75,202	$51,071,799

Notes to Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Statements of Cash Flows

	Year Ended	Year Ended
	October 31, 2011	October 31, 2010

Cash Flows from Operating Activities
Net income	$5,143,357	$2,752,406
Adjustments to reconcile net income to net cash provided by operations
Depreciation and amortization	6,558,855	6,523,054
Interest payments made from restricted cash	67,281	56,099
Change in fair value of derivative instruments	267,129	1,474,087
Increase in restricted cash from net interest earned	(67,275)	(67,275)
Change in assets and liabilities		—
Restricted cash	(397,869)	—
Accounts receivable, including members	(2,729,263)	(1,398,000)
Inventories	269,802	(2,081,002)
Derivative instruments	(755,663)	(974,894)
Prepaids and other	435,659	(232,205)
Accounts payable, including members	691,869	526,703
Accrued expenses	(128,893)	158,140
Net cash provided by operating activities	9,354,989	6,737,113

Cash Flows from Investing Activities
Capital expenditures	(835,623)	(2,162,465)
Investment in RPMG	(423,742)	—
Net cash used in investing activities	(1,259,365)	(2,162,465)

Cash Flows from Financing Activities
Payments on line of credit	—	(1,000,000)
Payments on long-term debt	(8,524,114)	(2,339,308)
Net cash used in financing activities	(8,524,114)	(3,339,308)

Net Increase (Decrease) in Cash	(428,490)	1,235,340

Cash – Beginning of Period	3,856,173	2,620,833

Cash – End of Period	$3,427,683	$3,856,173

Supplemental Cash Flow Information
Cash paid for interest	$4,200,379	$4,355,951

Supplemental Disclosure of Noncash Financing and Investing Activities
Unrealized gain (loss) on restricted marketable securities	$(43,236)	$26,104
Increase in restricted cash from long term debt proceeds	$—	$524,160
Capital expenditures included in accounts payable	$12,391	$365,968
Construction payable paid from restricted cash	$—	$524,160
Investment in RPMG included in accounts payable	$181,258	$—

Notes to Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Notes to Financial Statements
October 31, 2011 and 2010

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

Revenue Recognition

The Company generally sells ethanol and related products pursuant to marketing agreements. The Company's products are shipped FOB shipping point. Revenues are recognized when the customer has taken title and has assumed the risks and rewards of ownership, prices are fixed or determinable and collectability is reasonably assured. For ethanol sales, title transfers when loaded into the rail car and for distiller's grains when the loaded rail cars leave the plant facility.

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

HIGHWATER ETHANOL, LLC
Notes to Financial Statements
October 31, 2011 and 2010

Accounts Receivable

Credit terms are extended to customers in the normal course of business. The Company routinely monitors accounts receivable and customer balances are generally kept current at 30 days or less. The Company generally requires no collateral.

Accounts receivable are recorded at their estimated net realizable value. Accounts are considered past due if payment is not made on a timely basis in accordance with the Company's credit terms. Accounts considered uncollectible are written off. The Company's estimate of the allowance for doubtful accounts is based on historical experience, its evaluation of the current status of receivables, and unusual circumstances, if any. At October 31, 2011 and 2010, the Company believed that such amounts would be collectible and an allowance was not considered necessary.

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

The carrying value of these facilities at October 31, 2011 was approximately $91.8 million. In accordance with the Company's policy for evaluating impairment of long-lived assets described above, management evaluates the recoverability of the facilities based on projected future cash flows from operations over the facilities' estimated useful lives. In determining the projected future undiscounted cash flows, the Company makes significant assumptions concerning the future viability of the ethanol industry, the future price of corn in relation to the future price of ethanol and the overall demand in relation to production and supply capacity. The Company has determined that there is no impairment as of October 31, 2011 and 2010.

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

HIGHWATER ETHANOL, LLC
Notes to Financial Statements
October 31, 2011 and 2010

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

The Company enters into corn commodity-based derivatives in order to protect cash flows from fluctuations caused by volatility in commodity prices. These derivatives are not designated as effective hedges for accounting purposes. For derivative instruments that are not accounted for as hedges, or for the ineffective portions of qualifying hedges, the change in fair value is recorded through earnings in the period of change. The fair market value of the corn derivatives are included in costs of goods sold.

Fair Value of Financial Instruments

The carrying value of cash, accounts receivable, and accounts payable, and other working capital items approximate fair value at October 31, 2011 and 2010 due to the short maturity nature of these instruments.

The carrying value of restricted cash and restricted marketable securities approximate their fair value based on quoted market prices at year end. The Company believes the carrying value of the derivative instruments approximates fair value based on widely accepted valuation techniques including discounted cash flow analysis and observable market-based inputs.

The Company believes the carrying amount of the long-term debt approximates the fair value due to a significant portion of total indebtedness contains variable interest rates and this rate is a market interest rate for these borrowings.

Investment

The Company entered into a capital contribution agreement with their ethanol marketer for $605,000 and became a minority owner in February 2011, which is being accounted for using the cost method.

Debt Issuance Costs

Costs associated with the issuance of debt are recorded as debt issuance costs and are amortized over the term of the related debt by use of the effective interest method.

Net Income per Unit

Basic net income per unit is computed by dividing net income by the weighted average number of members' units outstanding during the period. Diluted net income per unit is computed by dividing net income by the weighted average number of members' units and members' unit equivalents outstanding during the period. There were no member unit equivalents outstanding during the periods presented; accordingly, for all periods presented, the Company's basic and diluted net income per unit are the same.

HIGHWATER ETHANOL, LLC
Notes to Financial Statements
October 31, 2011 and 2010

Income Taxes

The Company is treated as a partnership for federal and state income tax purposes and generally does not incur income taxes. Instead, their income or losses are included in the income tax returns of the members and partners. Accordingly, no provision or liability for federal or state income taxes has been included in these financial statements.

The Company recognizes and measures tax benefits when realization of the benefits is uncertain under a two-step approach. The first step is to determine whether the benefit meets the more-likely-than-not condition for recognition and the second step is to determine the amount to be recognized based on the cumulative probability that exceeds 50%. Primarily due to the Company's tax status as a partnership, the adoption of this guidance had no material impact on the Company's financial condition or results of operations.

The Company files income tax returns in the U.S. federal and Minnesota state jurisdictions. The Company is no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 2008.

Environmental Liabilities

The Company's operations are subject to environmental laws and regulations adopted by various governmental entities in the jurisdiction in which it operates. These laws require the Company to investigate and remediate the effects of the release or disposal of materials at its location. Accordingly, the Company has adopted policies, practices, and procedures in the areas of pollution control, occupational health, and the production, handling, storage, and use of hazardous materials to prevent material environmental or other damage, and to limit the financial liability, which could result from such events. Environmental liabilities are recorded when the liability is probable and the costs can be reasonably estimated.

Recently Issued, But Not Yet Effective, Accounting Pronouncements

In June and December 2011, the Financial Accounting Standards Board (FASB) issued guidance that requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.

This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted, because compliance with the amendments is already permitted. The amendments do not require any transition disclosures. Adoption of this standard is expected to change the presentation of comprehensive income in the Company’s financial statements.

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

HIGHWATER ETHANOL, LLC
Notes to Financial Statements
October 31, 2011 and 2010

3. CONCENTRATIONS

The Company has identified certain concentrations that are present in their business operations. The Company's revenue from ethanol sales and distillers grains sales are primarily derived from a single customer under an ethanol marketing agreement and a distillers grains marketing agreement as described in Note 12. We have the ability to sell DMWS locally ourselves.

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

•	Level 2 inputs include the following:

◦	Quoted prices in active markets for similar assets or liabilities.

◦	Quoted prices in markets that are observable for the asset or liability either directly or indirectly, for substantially the full term of the asset or liability.

◦	Inputs that are derived primarily from or corroborated by observable market data by correlation or other means.

•	Level 3 inputs are unobservable inputs for the asset or liability.

The following table provides information on those assets measured at fair value on a recurring basis.

	Fair Value as of	Fair Value Measurement Using
	October 31, 2011	Level 1	Level 2	Level 3
Restricted marketable securities - current	$66,319	$66,319	$—	$—
Restricted marketable securities - long-term	$1,518,000	$1,518,000	$—	$—
Derivative instrument - interest rate swap	$(1,938,496)	$—	$(1,938,496)	$—
Derivative instrument - corn contracts	$(200,812)	$(200,812)	$—	$—

	Fair Value as of	Fair Value Measurement Using
	October 31, 2010	Level 1	Level 2	Level 3
Restricted marketable securities - current	$109,555	$109,555	$—	$—
Restricted marketable securities - long-term	$1,518,000	$1,518,000	$—	$—
Interest rate swap	$(2,627,842)	$—	$(2,627,842)	$—

The fair value of restricted marketable securities is based on quoted market prices in an active market. The Company determined the fair value of the interest rate swap by using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each instrument and observable market-based inputs.

The analysis reflects the contractual terms of the swap agreement, including the period to maturity and uses observable market-based inputs and uses the market standard methodology of netting the discounted future fixed cash receipts and the discounted expected variable cash payments. The Company determines the fair value of the corn contracts by obtaining fair value measurements from an independent pricing service based on dealer quotes and live trading levels from the Chicago Board of Trade.

HIGHWATER ETHANOL, LLC
Notes to Financial Statements
October 31, 2011 and 2010

5. RESTRICTED MARKETABLE SECURITIES

The cost and fair value of the Company's restricted marketable securities consist of the following at October 31, 2011:

	Amortized Cost	Gross Unrealized Gains	Fair Value

Restricted marketable securities - Current municipal obligations	$66,319	$—	$66,319

Restricted marketable securities - Long-term municipal obligations	1,442,798	75,202	1,518,000

Total restricted marketable securities	$1,509,117	$75,202	$1,584,319

The cost and fair value of the Company's restricted marketable securities consist of the following at October 31, 2010:

	Amortized Cost	Gross Unrealized Gains	Fair Value

Restricted marketable securities - Current municipal obligations	$109,555	$—	$109,555

Restricted marketable securities - Long-term municipal obligations	1,399,562	118,438	1,518,000

Total restricted marketable securities	$1,509,117	$118,438	$1,627,555

The long-term restricted marketable securities relate to the debt service reserve fund required by the capital lease agreement. The Company had unrealized gains of $75,202 and $118,438 included in accumulated other comprehensive income at October 31, 2011 and 2010, respectively.

Shown below are the contractual maturities of marketable securities with fixed maturities at October 31, 2011. Actual maturities may differ from contractual maturities because certain securities may contain early call or prepayment rights.

Due within 1 year	$—
Due in 1 to 3 years	1,584,319
Total	$1,584,319

6. INVENTORIES

Inventories consisted of the following at:

	October 31, 2011	October 31, 2010

Raw materials	$1,957,121	$1,972,604
Spare parts and supplies	487,128	190,386
Work in process	1,139,783	930,377
Finished goods	583,838	1,344,305
Total	$4,167,870	$4,437,672

HIGHWATER ETHANOL, LLC
Notes to Financial Statements
October 31, 2011 and 2010

7. DERIVATIVE INSTRUMENTS

As of October 31, 2011, the Company had entered into corn derivative instruments and an interest rate swap agreement, which are required to be recorded as either assets or liabilities at fair value in the statement of financial position. Derivatives qualify for treatment as hedges when there is a high correlation between the change in fair value of the derivative instrument and the related change in value of the underlying hedged item. The Company must designate the hedging instruments based upon the exposure being hedged as a fair value hedge, a cash flow hedge or a hedge against foreign currency exposure. The derivative instruments outstanding at October 31, 2011, and 2010 are not designated as effective hedges for accounting purposes.

Interest Rate Swap

At October 31, 2011, the Company had a notional amount of approximately $20,908,000 outstanding in the swap agreement that fixes the interest rate at 7.6% until June 2014.

Corn Contracts

At October 31, 2011, the Company has open positions for approximately 600,000 bushels of corn. Management expects all open positions outstanding as of October 31, 2011 to be realized within the next fiscal year.

The following tables provide details regarding the Company's derivative instruments at October 31, 2011 and 2010:

Instrument	Balance Sheet location	Liabilities
		2011	2010
Interest rate swap	Derivative instruments	$1,938,496	$2,627,842
Corn contracts	Derivative instruments	200,812	—

The following tables provide details regarding the gains (losses) from the Company's derivative instruments in the statements of operations, none of which are designated as hedging instruments:

	Statement of	Year Ended October 31
	Operations location	2011	2010
Interest rate swap	Other income (expense)	$689,346	$(499,193)
Corn contracts	Cost of goods sold	493,632	—

8. DEBT FINANCING

Long-term debt consists of the following at:

	October 31, 2011	October 31, 2010
Fixed rate note payable, see terms below	$22,209,080	$24,040,752

Variable rate note payable, see terms below	17,327,498	19,255,952

Long-term revolving note payable, see terms below	—	4,763,988

Capital lease	15,180,000	15,180,000

Total	54,716,578	63,240,692

Less amounts due within one year	3,719,499	6,801,375

Net long-term debt	$50,997,079	$56,439,317

HIGHWATER ETHANOL, LLC
Notes to Financial Statements
October 31, 2011 and 2010

Bank Financing

The Company has three promissory notes including a $25,200,000 Fixed Rate Note, a $20,200,000 Variable Rate Note, and a $5,000,000 Long-Term Revolving note, as described in the credit agreement and below. The credit agreement also provided a revolving loan for $5,000,000 and supports the issuance of letters of credit up to $5,600,000, all of which are secured by substantially all assets. The Company paid approximately $8,524,000 of long-term debt during the 2011 fiscal year. At the time of the filing the Company has paid an additional amount of approximately $1,252,000, resulting in long-term debt payments during the last 14 months of approximately $9,776,000.

Fixed Rate Note

The Fixed Rate Note was initially $25,200,000 and has a variable interest rate that is fixed with an interest rate swap. The Company makes monthly principal payments on the Fixed Rate Note of approximately $157,000 plus accrued interest. Interest accrues on the Fixed Rate Note at the greater of the one-month LIBOR rate plus 300 basis points or 4%, which was 4% at October 31, 2011. A final balloon payment on the Fixed Rate Note of approximately $15,194,000 will be due February 26, 2015.

Variable Rate Note

The Variable Rate Note was initially $20,200,000. The Company makes monthly payments of interest only. Interest accrues on the Variable Rate Note at the greater of the one-month LIBOR rate plus 350 basis points or 5%, which was 5% at October 31, 2011. During 2010 and prior to the amendment in February 2011, the interest rate was at the greater of the one-month LIBOR rate plus 350 basis points or 4%. The Company also makes quarterly 50% excess cash flow payments which are first applied to interest and then to principal on the Variable Rate Note with a minimum annual principal reduction of $750,000 which has been made at the time of this filing. A final balloon payment of approximately $14,327,000 will be due February 26, 2015.

Long-term Revolving Note

The Long-Term Revolving Note was initially $5,000,000 and was reduced to $4,500,000 pursuant to the terms of the third amendment to our loan documents with FNBO. The amount available on the Long-Term Revolving Note will decline annually by the greater of $125,000 or 50% of the excess cash flow, as defined by the third amendment. The Company is also required to make a $750,000 principal repayment on the Long-Term Revolving Note prior to February 2012 and reduce the outstanding principal balance to zero as of February 1, 2013. The payments to reduce the Long-Term Revolving Note balance to zero as required by February 1, 2013, has been made at the time of this filing. The Long-Term Revolving Note accrues interest monthly at the greater of the one-month LIBOR plus 350 basis points or 4% until maturity on February 26, 2015, which was 4% at October 31, 2011.

Line of Credit

The Company's Line of Credit accrues interest at the greater of the one-month LIBOR plus 450 basis points or 5.5%, which was 5.5% at October 31, 2011. The line of credit requires monthly interest payments. In August 2011, the Company extended the line of credit to April 2012. As of October 31, 2011 and 2010, there are no borrowings outstanding and the maximum availability was $5,000,000.

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

As of October 31, 2011, the Company has letters of credit outstanding of $4,000,000. The Company pays interest at a rate of 1.75% on amounts outstanding and the letters of credit are valid until August 2012. In January 2011, the Company had letters of credit of $700,000 that were released. Additionally, in June 2011, the Company had letters of credit of $250,000 that were released. The Company is working to reduce the $4,000,000 letter of credit to $3,500,000.

HIGHWATER ETHANOL, LLC
Notes to Financial Statements
October 31, 2011 and 2010

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

The estimated maturities of the long-term debt at October 31, 2011 are as follows:

2012	$3,719,499
2013	2,888,696
2014	3,055,972
2015	32,145,007
2016 and thereafter	12,907,404

Long-term debt	$54,716,578

The estimated maturities include the fixed rate note, variable rate note, long-term revolving note, and capital lease.

9. LEASES

In April 2009, the Company entered into a five-year operating lease agreement with an unrelated party for 50 covered hopper cars. The Company pays approximately $425 per car per month. In addition, a surcharge of $0.03 per mile will be assessed for each mile in excess of 30,000 miles per year a car travels. Total lease expense for the year ending October 31, 2011 and 2010 was approximately $193,000 and $255,000, respectively.

Future minimum lease payments under the capital lease are as follows at October 31, 2011:

	Operating	Capital
2012	$255,000	$1,290,300
2013	255,000	1,290,300
2014	170,000	1,290,300
2015	—	2,573,633
2016	—	2,691,217
After 2016	—	16,378,125
Total	680,000	25,513,875
Less amount representing interest	—	10,333,875
Present value of minimum lease payments	680,000	15,180,000
Less current maturities	—	—
Long-term debt	$680,000	$15,180,000

HIGHWATER ETHANOL, LLC
Notes to Financial Statements
October 31, 2011 and 2010

10. MEMBERS' EQUITY

The Company has one class of membership units, which include certain transfer restrictions as specified in the operating agreement and pursuant to applicable tax and securities law, with each unit representing a pro rata ownership in the Company's capital, profits, losses and distributions. Income and losses are allocated to all members based upon their respective percentage of units held.

11. INCOME TAXES

The Company has adopted an October 31 fiscal year end, but has a tax year end of December 31. The differences between financial statement basis and tax basis of assets are estimated as follows:

	October 31,	October 31,
	2011	2010

Financial statement basis of total assets	$110,929,387	$114,451,257

Organizational and start-up costs	3,368,778	3,583,447
Book to tax depreciation	(11,931,607)	(6,689,548)

Income tax basis of total assets	$102,366,558	$111,345,156

The differences between the financial statement basis and tax basis of the company's liabilities are estimated as follows:

	October 31,	October 31,
	2011	2010

Financial statement basis of total liabilities	$59,857,588	$68,479,579

Less: Interest rate swap	(1,938,496)	(2,627,842)

Income tax basis of total liabilities	$57,919,092	$65,851,737

12. COMMITMENTS AND CONTINGENCIES

Consulting Contracts

In June 2007, the Company entered into an agreement with a related party to be the exclusive provider of electricity for the plant. The agreement commenced in August 2009 and is to remain in effect for a period of ten years following commencement. The rates for these services is a fixed charge of $12,000 per month along with monthly electric usage based on rates listed in the agreement. The rates for the first five years of the agreement are specified. If the plant does not continue in operations for the entire term of the contract, the Company is liable for incurred project costs to date minus any salvage value. The agreement required the Company to provide a letter of credit upon request in the amount of $700,000, which was issued in July 2008, for the period of the construction and continuing for one year after commercial operation. The letter of credit was released in January 2011.

In June 2008, the Company entered into an agreement with an unrelated party to be the exclusive provider of natural gas for the plant. The agreement commenced in August 2009 and will remain in effect for 10 years. The rates for these services are based on the agreed upon minimum usage at rates listed in the agreement.

Marketing Agreements

The Company entered into a new ethanol marketing agreement with their current marketer that became effective February 1, 2011. Under the new marketing agreement, the marketer will continue to purchase, market, and distribute all the ethanol produced by the Company. The Company also entered into a member control agreement with the marketer whereby the Company made capital contributions and became a minority owner. The buy-in commitment is $605,000, of which $105,000 was required as a down payment. Through October 31, 2011, the Company paid $423,742 of this commitment with $181,258 remaining included in accounts payable. The member control agreement became effective on February 1, 2011 and provides the Company a membership interest with voting rights. The marketing agreement would terminate if the Company ceases to be a member. The Company would assume certain of the member's rail car leases if the agreement is terminated.

We entered into a distillers grains marketing agreement with a related party to market all our dried distillers grains we produce at the plant. Under the agreement the related party will charge a maximum of $2.00 per ton and a minimum of $1.50 per ton price using 2% of the FOB plant price actually received by the related party for all dried distillers grains removed by the related party from our plant. The initial term of the agreement expired in August 2010. However, the agreement will remain in effect unless otherwise terminated by either party with 120 days notice. Under the agreement, the related party will be responsible for all transportation arrangements for the distribution of our dried distillers grains. Beginning in July 2011, we market and sell our own modified wet distillers grains (MWDG).

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

Construction in Progress

The Company had construction in progress of approximately $139,000 at October 31, 2011 for steam heaters and reverse osmosis upgrades. The additions are expected to amount to $267,000.

Forward Contracts

The Company has forward contracts in place for ethanol sales for approximately $5,024,000 through December 2011, which represents approximately 22.90% of the Company's anticipated ethanol sales for that period.

The Company also has forward contracts of natural gas for approximately $2,417,000 through July 2012, which represents approximately 51.80% of the Company's anticipated natural gas usage for that period.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Boulay, Heutmaker, Zibell & Co., P.L.L.P. has been our independent auditor since the Company's inception and is the Company's independent auditor at the present time. The Company has had no disagreements with its auditors.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

At the end of the period covered by this report, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act, as amended) was carried out under the supervision and with the participation of our Chief Executive Officer, Brian Kletscher, and our Chief Financial Officer, Mark Peterson. Based on their review and evaluation of our disclosure controls and procedures, they have concluded that during the period covered by this report, such disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issue in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management's Annual Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management has concluded that our internal controls over financial reporting were effective as of October 31, 2011.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. As we are a non-accelerated filer, management's report is not subject to attestation by our registered public accounting firm pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002 that permit us to provide only management's report in this annual report.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during the fourth quarter of our 2011 fiscal year, which were identified in connection with management's evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

Pursuant to General Instruction G(3), we omit Part III, Items 10, 11, 12, 13 and 14 and incorporate such items by reference to a definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this Annual Report (October 31, 2011). This proxy statement is referred to in this report as the 2012 Proxy Statement.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to the 2012 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

The Information required by this Item is incorporated by reference to the 2012 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED MEMBER MATTERS

The Information required by this Item is incorporated by reference to the 2012 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Information required by this Item is incorporated by reference to the 2012 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The Information required by this Item is incorporated by reference to the 2012 Proxy Statement.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

(3)	Exhibits

Exhibit No.	Exhibit	Filed Herewith	Incorporated by Reference
3.1	Articles of Organization of the registrant.		Exhibit 3.1 to the registrant's registration statement on Form SB-2 (Commission File 333-137482).
3.2	Second Amended and Restated Member Control Agreement of the registrant.		Exhibit 3.2 to the registrant's registration Form 10-Q filed with the Commission on March 22, 2011.
4.1	Form of Membership Unit Certificate.		Exhibit 4.2 to the registrant's registration statement on Form SB-2 (Commission File 333-137482).
10.1	Grain Procurement Agreement and Amendment with Meadowland Farmers Co-op.		Exhibit 10.6 to the registrant's registration statement on Form SB-2 (Commission File 33-137482).
10.2	Energy Management Agreement dated June 8, 2006 between Highwater Ethanol, LLC and U.S. Energy Services, Inc.		Exhibit 10.9 to the registrant's registration statement on Form SB-2 (Commission File 33-137482).
10.3	Redwood Electric Service Agreement dated June 28, 2007.		Exhibit 99.1 to the registrant's Form 8-K filed with the Commission on July 3, 2007.
10.4	Distillers Grains Marketing Agreement with CHS, Inc. dated October 11, 2007.		Exhibit 10.4 to the registrant's Form 10-KSB filed with the Commission on January 29, 2008.
10.5	Lease Agreement dated April 1, 2008 with the City of Lamberton, MN.		Exhibit 10.2 to the registrant's Form 10-QSB filed with the Commission on June 13, 2008.
10.6	Trust Indenture dated April 1, 2008 with the City of Lamberton, MN and U.S. Bank National Association.		Exhibit 10.3 to the registrant's Form 10-QSB filed with the Commission on June 13, 2008.
10.7	Guaranty Agreement dated April 1, 2008 with U.S. Bank National Association.		Exhibit 10.4 to the registrant's Form 10-QSB filed with the Commission on June 13, 2008.
10.8	Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Financing Statement dated April 1, 2008 with U.S. Bank National Association.		Exhibit 10.6 to the registrant's Form 10-QSB filed with the Commission on June 13, 2008.
10.9	Security Agreement dated April 1, 2008 with U.S. Bank National Association.		Exhibit 10.7 to the registrant's Form 10-QSB filed with the Commission on June 13, 2008.
10.10	Intercreditor Agreement dated April 24, 2008 with First National Bank of Omaha and U.S. Bank National Association.		Exhibit 10.8 to the registrant's Form 10-QSB filed with the Commission on June 13, 2008.
10.11	Construction Loan Agreement dated April 24, 2008 with First National Bank of Omaha.		Exhibit 10.10 to the registrant's Form 10-QSB filed with the Commission on June 13, 2008.
10.12	Construction Loan Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Financing Statement dated April 24, 2008 with First National Bank of Omaha.		Exhibit 10.11 to the registrant's Form 10-QSB filed with the Commission on June 13, 2008.
10.13	Security Agreement dated April 25, 2008 with First National Bank of Omaha.		Exhibit 10.12 to the registrant's Form 10-QSB filed with the Commission on June 13, 2008.
10.14	$10,000,000 Construction Note dated April 24, 2008 with First National Bank of Omaha.		Exhibit 10.13 to the registrant's Form 10-QSB filed with the Commission on June 13, 2008.
10.15	$2,000,000 Construction Note dated April 25, 2008 with First National Bank of Omaha.		Exhibit 10.14 to the registrant's Form 10-QSB filed with the Commission on June 13, 2008.
10.16	$9,000,000 Construction Note dated April 25, 2008 with First National Bank of Omaha.		Exhibit 10.15 to the registrant's Form 10-QSB filed with the Commission on June 13, 2008.

10.17	$13,646,000 Construction Note dated April 25, 2008 with First National Bank of Omaha.	Exhibit 10.16 to the registrant's Form 10-QSB filed with the Commission on June 13, 2008.
10.18	$500,000 Construction Note dated April 25, 2008 with First National Bank of Omaha.	Exhibit 10.17 to the registrant's Form 10-QSB filed with the Commission on June 13, 2008.
10.19	$1,000,000 Construction Note dated April 25, 2008 with First National Bank of Omaha.	Exhibit 10.18 to the registrant's Form 10-QSB filed with the Commission on June 13, 2008.
10.20	$14,254,000 Construction Note dated April 25, 2008 with First National Bank of Omaha.	Exhibit 10.19 to the registrant's Form 10-QSB filed with the Commission on June 13, 2008.
10.21	Promissory Note and Continuing Letter of Credit Agreement dated April 24, 2008 with First National Bank of Omaha.	Exhibit 10.20 to the registrant's Form 10-QSB filed with the Commission on June 13, 2008.
10.22	Centerpoint Natural Gas Agreement dated June 26, 2008.	Exhibit 10.26 to the registrant's Form 10-QSB filed with the Commission on September 15, 2008.
10.23	Trinity Industries Leasing Company Railroad Car Lease Agreement dated July 1, 2009.	Exhibit 10.2 to the registrant's Form 10-Q filed with the Commission on June 15, 2009.
10.24	Interest Rate Swap Agreement dated April 25, 2008.	Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on September 21, 2009.
10.25	First Amendment to Construction Loan Agreement dated August 11, 2009.	Exhibit 10.2 to the registrant's Form 10-Q filed with the Commission on September 21, 2009.
10.26	First Amendment and Restated Revolving Promissory Note dated August 11, 2009.	Exhibit 10.3 to the registrant's Form 10-Q filed with the Commission on September 21, 2009.
10.27	First Amendment and Restated Revolving Promissory Note (1 million) dated August 11, 2009.	Exhibit 10.4 to the registrant's Form 10-Q filed with the Commission on September 21, 2009.
10.28	First Amendment and Restated Revolving Promissory Note (2646 million) dated August 11, 2009.	Exhibit 10.5 to the registrant's Form 10-Q filed with the Commission on September 21, 2009.
10.29	Fixed Rate Note between First National Bank of Omaha and Highwater Ethanol, LLC dated February 26, 2010.	Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on March 17, 2010.
10.30	Fixed Rate Note between Heritage Bank and Highwater Ethanol, LLC dated February 26, 2010.	Exhibit 10.2 to the registrant's Form 10-Q filed with the Commission on March 17, 2010.
10.31	Fixed Rate Note between United FCS and Highwater Ethanol, LLC dated February 26, 2010.	Exhibit 10.3 to the registrant's Form 10-Q filed with the Commission on March 17, 2010.
10.32	Fixed Rate Note between AgStar Financial Services, PCA and Highwater Ethanol, LLC dated February 26, 2010.	Exhibit 10.4 to the registrant's Form 10-Q filed with the Commission on March 17, 2010.
10.33	Fixed Rate Note between Deere Credit and Highwater Ethanol, LLC dated February 26, 2010.	Exhibit 10.5 to the registrant's Form 10-Q filed with the Commission on March 17, 2010.
10.34	Fixed Rate Note between First Bank & Trust and Highwater Ethanol, LLC dated February 26, 2010.	Exhibit 10.6 to the registrant's Form 10-Q filed with the Commission on March 17, 2010.
10.35	Fixed Rate Note between Granite Falls Bank and Highwater Ethanol, LLC dated February 26, 2010.	Exhibit 10.7 to the registrant's Form 10-Q filed with the Commission on March 17, 2010.
10.36	Variable Rate Note between Highwater Ethanol, LLC and First National Bank of Omaha dated February 26, 2010.	Exhibit 10.8 to the registrant's Form 10-Q filed with the Commission on March 17, 2010.

10.37	Variable Rate Note between Heritage Bank and Highwater Ethanol, LLC dated February 26, 2010.	Exhibit 10.9 to the registrant's Form 10-Q filed with the Commission on March 17, 2010.
10.38	Variable Rate Note between United FCS and Highwater Ethanol, LLC dated February 26, 2010.	Exhibit 10.10 to the registrant's Form 10-Q filed with the Commission on March 17, 2010.
10.39	Variable Rate Note between AgStar Financial Services, PCA and Highwater Ethanol, LLC dated February 26, 2010.	Exhibit 10.11 to the registrant's Form 10-Q filed with the Commission on March 17, 2010.
10.40	Variable Rate Note between Deere Credit and Highwater Ethanol, LLC dated February 26, 2010.	Exhibit 10.12 to the registrant's Form 10-Q filed with the Commission on March 17, 2010.
10.41	Variable Rate Note between First Bank & Trust and Highwater Ethanol, LLC dated February 26, 2010.	Exhibit 10.13 to the registrant's Form 10-Q filed with the Commission on March 17, 2010.
10.42	Variable Rate Note between Granite Falls Bank and Highwater Ethanol, LLC dated February 26, 2010.	Exhibit 10.14 to the registrant's Form 10-Q filed with the Commission on March 17, 2010.
10.43	Long Term Revolving Note between Highwater Ethanol, LLC and First National Bank of Omaha dated February 26, 2010.	Exhibit 10.15 to the registrant's Form 10-Q filed with the Commission on March 17, 2010.
10.44	Long Term Revolving Rate Note between Heritage Bank and Highwater Ethanol, LLC dated February 26, 2010.	Exhibit 10.16 to the registrant's Form 10-Q filed with the Commission on March 17, 2010.
10.45	Long Term Revolving Rate Note between United FCS and Highwater Ethanol, LLC dated February 26, 2010.	Exhibit 10.17 to the registrant's Form 10-Q filed with the Commission on March 17, 2010.
10.46	Long Term Revolving Rate Note between AgStar Financial Services, PCA and Highwater Ethanol, LLC dated February 26, 2010.	Exhibit 10.18 to the registrant's Form 10-Q filed with the Commission on March 17, 2010.
10.47	Long Term Revolving Rate Note between Deere Credit and Highwater Ethanol, LLC dated February 26, 2010.	Exhibit 10.19 to the registrant's Form 10-Q filed with the Commission on March 17, 2010.
10.48	Long Term Revolving Rate Note between First Bank & Trust and Highwater Ethanol, LLC dated February 26, 2010.	Exhibit 10.20 to the registrant's Form 10-Q filed with the Commission on March 17, 2010.
10.49	Long Term Revolving Rate Note between Granite Falls Bank and Highwater Ethanol, LLC dated February 26, 2010.	Exhibit 10.21 to the registrant's Form 10-Q filed with the Commission on March 17, 2010.
10.50	RPMG Ethanol Fuel Marketing Agreement dated February 1, 2011.+	Exhibit 10.50 to the registrant's Form 10-K filed with the Commission on February 3, 2011.
10.51	Third Amendment of Construction Loan Agreement dated January 28, 2011.	Exhibit 10.51 to the registrant's Form 10-K filed with the Commission on February 3, 2011.
10.52	First Amended and Restated Variable Rate Note between Highwater Ethanol, LLC and First National Bank of Omaha dated January 31, 2011.	Exhibit 10.52 to the registrant's Form 10-K filed with the Commission on February 3, 2011.
10.53	First Amended and Restated Variable Rate Note between Heritage Bank and Highwater Ethanol, LLC dated January 31, 2011.	Exhibit 10.53 to the registrant's Form 10-K filed with the Commission on February 3, 2011.
10.54	First Amended and Restated Variable Rate Note between United FCS and Highwater Ethanol, LLC dated January 31, 2011.	Exhibit 10.54 to the registrant's Form 10-K filed with the Commission on February 3, 2011.
10.55	First Amended and Restated Variable Rate Note between AgStar Financial Services, PCA and Highwater Ethanol, LLC dated January 31, 2011.	Exhibit 10.55 to the registrant's Form 10-K filed with the Commission on February 3, 2011.

10.56	First Amended and Restated Variable Rate Note between Deere Credit and Highwater Ethanol, LLC dated January 31, 2011.	Exhibit 10.56 to the registrant's Form 10-K filed with the Commission on February 3, 2011.
10.57	First Amended and Restated Variable Rate Note between First Bank & Trust and Highwater Ethanol, LLC dated January 31, 2011.	Exhibit 10.57 to the registrant's Form 10-K filed with the Commission on February 3, 2011.
10.58	First Amended and Restated Variable Rate Note between Granite Falls Bank and Highwater Ethanol, LLC dated January 31, 2011.	Exhibit 10.58 to the registrant's Form 10-K filed with the Commission on February 3, 2011.
10.59	First Amended and Restated Long Term Revolving Note between Highwater Ethanol, LLC and First National Bank of Omaha dated January 31, 2011.	Exhibit 10.59 to the registrant's Form 10-K filed with the Commission on February 3, 2011.
10.60	First Amended and Restated Long Term Revolving Rate Note between Heritage Bank and Highwater Ethanol, LLC dated January 31, 2011.	Exhibit 10.60 to the registrant's Form 10-K filed with the Commission on February 3, 2011.
10.61	First Amended and Restated Long Term Revolving Rate Note between United FCS and Highwater Ethanol, LLC dated January 31, 2011.	Exhibit 10.61 to the registrant's Form 10-K filed with the Commission on February 3, 2011.
10.62	First Amended and Restated Long Term Revolving Rate Note between AgStar Financial Services, PCA and Highwater Ethanol, LLC dated January 31, 2011.	Exhibit 10.62 to the registrant's Form 10-K filed with the Commission on February 3, 2011.
10.63	First Amended and Restated Long Term Revolving Rate Note between Deere Credit and Highwater Ethanol, LLC dated January 31, 2011.	Exhibit 10.63 to the registrant's Form 10-K filed with the Commission on February 3, 2011.
10.64	First Amended and Restated Long Term Revolving Rate Note between First Bank & Trust and Highwater Ethanol, LLC dated January 31, 2011.	Exhibit 10.64 to the registrant's Form 10-K filed with the Commission on February 3, 2011.
10.65	First Amended and Restated Long Term Revolving Rate Note between Granite Falls Bank and Highwater Ethanol, LLC dated January 31, 2011.	Exhibit 10.65 to the registrant's Form 10-K filed with the Commission on February 3, 2011.
10.66	Fourth Amendment of Construction Loan Agreement between First National Bank of Omaha and Highwater Ethanol, LLC dated February 26, 2011.	Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on March 22, 2011.
10.67	Amended and Restated Revolving Promissory Note with Deere Credit, Inc. dated February 26, 2011.	Exhibit 10.2 to the registrant's Form 10-Q filed with the Commission on March 22, 2011.
10.68	Third Amended and Restated Revolving Promissory Note with First National Bank of Omaha dated February 26, 2011.	Exhibit 10.3 to the registrant's Form 10-Q filed with the Commission on March 22, 2011.
10.69	Third Amended and Restated Revolving Promissory Note with First Bank & Trust dated February 26, 2011.	Exhibit 10.4 to the registrant's Form 10-Q filed with the Commission on March 22, 2011.
10.70	Fifth Amendment of Construction Loan Agreement between First National Bank of Omaha and Highwater Ethanol, LLC dated August 26, 2011.*	Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on September 12, 2011.

10.71	Fourth Amended and Restated Revolving Promissory Note between First National Bank of Omaha and Highwater Ethanol, LLC dated August 26, 2011.*		Exhibit 10.2 to the registrant's Form 10-Q filed with the Commission on September 12, 2011.
10.72	Fourth Amended and Restated Revolving Promissory note between First National Bank of Omaha and Highwater Ethanol, LLC dated August 26, 2011.*		Exhibit 10.3 to the registrant's Form 10-Q filed with the Commission on September 12, 2011.
14.1	Code of Ethics of Highwater Energy, LLC adopted on June 26, 2008.		Exhibit 14.1 to the registrant's Form 10-KSB filed with the Commission on January 29, 2009.
31.1	Certificate Pursuant to 17 CFR 240.13a-14(a)	X
31.2	Certificate Pursuant to 17 CFR 240.13a-14(a)	X
32.1	Certificate Pursuant to 18 U.S.C. Section 1350	X
32.2	Certificate Pursuant to 18 U.S.C. Section 1350	X
101
The following financial information from Highwater Ethanol, LLC's Annual Report on Form 10-K for the fiscal year ended October 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets as of October 31, 2011 and October 31, 2010, (ii) Statements of Operations for the fiscal years ended October 31, 2011 and 2010, (iii) Statement of Changes in Members' Equity and Comprehensive Income (Loss); (iv) Statements of Cash Flows for the fiscal years ended October 31, 2011 and 2010, and (v) the Notes to Financial Statements.**

(+)     Confidential Treatment Requested.
(X)    Filed herewith
**     Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HIGHWATER ETHANOL, LLC

Date:	January 25, 2012	/s/ Brian Kletscher
Brian Kletscher
Chief Executive Officer
(Principal Executive Officer)

Date:	January 25, 2012	/s/ Mark Peterson
Mark Peterson
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	January 25, 2012	/s/ David G. Moldan
David G. Moldan, Chairman and Governor

Date:	January 25, 2012	/s/ Timothy J. VanDerWal
Timothy J. VanDerWal, Vice Chairman and Governor

Date:	January 25, 2012	/s/ Warren Walter Pankonin
Warren Walter Pankonin, Secretary and Governor

Date:	January 25, 2012	/s/ George M. Goblish
George M. Goblish, Treasurer and Governor

Date:	January 25, 2012	/s/ Scott Brittenham
Scott Brittenham, Governor

Date:	January 25, 2012	/s/ Russell J. Derickson
Russell J. Derickson, Governor

Date:	January 25, 2012	/s/ William Garth
William Garth, Governor

Date:	January 25, 2012	/s/ Ronald E. Jorgenson
Ronald E. Jorgenson, Governor

Date:	January 25, 2012	/s/ Luke Spalj
Luke Spalj, Governor