Form 10-Q
period 2012-01-31
HIGHWATER ETHANOL LLC
filed 2012-03-14
CIK 1371451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended January 31, 2012

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

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☒	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes     ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  As of March 14, 2012, there were 4,953 membership units outstanding.

PART I    FINANCIAL INFORMATION

Item 1. Financial Statements

HIGHWATER ETHANOL, LLC
Condensed Balance Sheets

ASSETS	January 31, 2012	October 31, 2011
	(Unaudited)
Current Assets
Cash and equivalents	$6,396,408	$3,427,683
Restricted cash	551,211	465,720
Restricted marketable securities	52,815	66,319
Accounts receivable	5,390,789	7,493,851
Inventories	4,833,168	4,167,870
Prepaids and other	67,837	73,737
Total current assets	17,292,228	15,695,180

Property and Equipment
Land and land improvements	6,820,842	6,813,722
Buildings	37,965,861	37,965,861
Office equipment	346,259	346,259
Equipment	60,209,552	60,209,552
Vehicles	41,994	41,994
Construction in progress	256,604	138,714
	105,641,112	105,516,102
Less accumulated depreciation	(15,266,754)	(13,704,182)
Net property and equipment	90,374,358	91,811,920

Other Assets
Investments in RPMG	605,000	605,000
Restricted marketable securities	1,518,000	1,518,000
Debt issuance costs, net	1,031,604	1,103,740
Deposits	195,727	195,547
Total other assets	3,350,331	3,422,287

Total Assets	$111,016,917	$110,929,387

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Condensed Balance Sheets

LIABILITIES AND MEMBERS' EQUITY	January 31, 2012	October 31, 2011
	(Unaudited)
Current Liabilities
Accounts payable	$2,330,731	$2,489,769
Accrued expenses	643,383	511,933
Deferred revenue	543,673	—
Derivative instruments	1,209,245	1,020,599
Current maturities of long-term debt	3,639,741	3,719,499
Total current liabilities	8,366,773	7,741,800

Long-Term Debt	49,668,581	50,997,079

Derivative Instrument	957,293	1,118,709

Commitments and Contingencies

Members' Equity
Members' equity, 4,953 units outstanding	52,024,270	51,071,799
Total Liabilities and Members’ Equity	$111,016,917	$110,929,387

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Condensed Statements of Operations

	Three Months Ended	Three Months Ended
	January 31, 2012	January 31, 2011
	(Unaudited)	(Unaudited)

Revenues	$39,827,576	$36,269,498

Cost of Goods Sold	37,489,729	34,185,426

Gross Profit	2,337,847	2,084,072

Operating Expenses	515,115	437,292

Operating Profit	1,822,732	1,646,780

Other Income (Expense)
Interest income	35,510	37,188
Other income	50,089	—
Interest expense	(1,101,414)	(1,165,081)
Gain (loss) on derivative instrument	159,058	525,760
Total other expense, net	(856,757)	(602,133)

Net Income	$965,975	$1,044,647

Weighted Average Units Outstanding	4,953	4,953
Net Income Per Unit	$195.03	$210.91

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Condensed Statements of Cash Flows

	Three Months Ended	Three Months Ended
	January 31, 2012	January 31, 2011
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net income	$965,975	$1,044,647
Adjustments to reconcile net income to net cash provided by operations
Depreciation and amortization	1,634,708	1,626,012
Interest payments made from restricted cash	33,638	11,220
Change in fair value of derivative instruments	254,695	(230,653)
Increase in restricted cash from net interest earned	(33,638)	(33,638)
Change in assets and liabilities
Restricted cash	(85,491)	(95,185)
Accounts receivable, including members	2,103,062	(785,354)
Inventories	(665,298)	407,132
Derivative instruments	(227,465)	(251,619)
Prepaids and other	5,720	128,627
Accounts payable, including members	(37,896)	(330,201)
Accrued expenses	131,450	65,517
Deferred revenue	543,673	—
Net cash provided by operating activities	4,623,133	1,556,505

Cash Flows from Investing Activities
Capital expenditures	(98,900)	(380,855)
Investment in RPMG	(147,252)	—
Net cash used in investing activities	(246,152)	(380,855)

Cash Flows from Financing Activities
Proceeds from line of credit	—	1,500,000
Payments on long-term debt	(1,408,256)	(898,665)
Net cash provided by (used in) financing activities	(1,408,256)	601,335

Net Increase in cash and equivalents	2,968,725	1,776,985

Cash and equivalents – Beginning of Period	3,427,683	3,856,173

Cash and equivalents – End of Period	$6,396,408	$5,633,158

Supplemental Cash Flow Information
Cash paid for interest expense	$999,319	$1,063,341

Supplemental Disclosure of Noncash Financing and Investing Activities
Unrealized loss on restricted marketable securities	$(13,504)	$(30,150)
Capital expenditures included in accounts payable	$38,501	$93,886
Investment in RPMG included in accounts payable	$34,001	$—
Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Notes to Unaudited Condensed Financial Statements

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations.  These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company's audited financial statements for the year ended October 31, 2011, contained in the Company's Form 10-K.

In the opinion of management, the interim condensed financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for fair presentation of the Company's financial position as of January 31, 2012 and the results of operations and cash flows for all periods presented.

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

Revenue Recognition

The Company generally sells ethanol and related products pursuant to marketing agreements. The Company's products are shipped FOB shipping point. Revenues are recognized when the customer has taken title and has assumed the risks and rewards of ownership, prices are fixed or determinable and collectability is reasonably assured. The Company records deferred revenue when payments are received from customers prior to the shipment of the products purchased. For ethanol sales, title transfers when loaded into the rail car and for distiller's grains when the loaded rail cars leave the plant facility.

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

HIGHWATER ETHANOL, LLC
Notes to Unaudited Condensed Financial Statements

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

The Company entered into corn commodity-based and natural gas derivatives in order to protect cash flows from fluctuations caused by volatility in prices. These derivatives are not designated as effective hedges for accounting purposes. For derivative instruments that are not accounted for as hedges, or for the ineffective portions of qualifying hedges, the change in fair value is recorded through earnings in the period of change. Corn and natural gas derivative changes in fair market value are included in costs of goods sold.

Fair Value of Financial Instruments

The carrying value of cash, accounts receivable, and accounts payable, and other working capital items approximate fair value at January 31, 2012 due to the short maturity nature of these instruments.

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

3. FAIR VALUE MEASUREMENTS

The following table provides information on those assets measured at fair value on a recurring basis.

	Fair Value as of	Fair Value Measurement Using
	January 31, 2012	Level 1	Level 2	Level 3
Restricted marketable securities - current	$52,815	$52,815	$—	$—
Restricted marketable securities - long-term	$1,518,000	$1,518,000	$—	$—
Derivative instrument - interest rate swap	$(1,779,438)	$—	$(1,779,438)	$—
Derivative instrument - corn contracts	$(200,000)	$(200,000)	$—	$—
Derivative instrument - natural gas contracts	$(187,100)	$(187,100)

HIGHWATER ETHANOL, LLC
Notes to Unaudited Condensed Financial Statements

	Fair Value as of	Fair Value Measurement Using
	October 31, 2011	Level 1	Level 2	Level 3
Restricted marketable securities - current	$66,319	$66,319	$—	$—
Restricted marketable securities - long-term	$1,518,000	$1,518,000	$—	$—
Derivative instrument - interest rate swap	$(1,938,496)	$—	$(1,938,496)	$—
Derivative instrument - corn contracts	$(200,812)	$(200,812)	$—	$—

The fair value of restricted marketable securities is based on quoted market prices in an active market. The Company determined the fair value of the interest rate swap by using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each instrument and observable market-based inputs. The analysis reflects the contractual terms of the swap agreement, including the period to maturity and uses observable market-based inputs and uses the market standard methodology of netting the discounted future fixed cash receipts and the discounted expected variable cash payments. The Company determines the fair value of the corn and natural gas contracts by obtaining fair value measurements from an independent pricing service based on dealer quotes and live trading levels from the Chicago Board of Trade.

4. RESTRICTED MARKETABLE SECURITIES

The cost and fair value of the Company's restricted marketable securities consist of the following at January 31, 2012:

	Amortized Cost	Gross Unrealized Gains	Fair Value

Restricted marketable securities - Current
municipal obligations	$52,815	$—	$52,815

Restricted marketable securities - Long-term municipal obligations	1,456,302	61,698	1,518,000

Total restricted marketable securities	$1,509,117	$61,698	$1,570,815

The long-term restricted marketable securities relate to the debt service reserve fund required by the capital lease agreement. The Company had unrealized gains of $61,698 and $75,202 included in accumulated other comprehensive income at January 31, 2012 and October 31, 2011, respectively.

Shown below are the contractual maturities of marketable securities with fixed maturities at January 31, 2012. Actual maturities may differ from contractual maturities because certain securities may contain early call or prepayment rights.

Due within 1 year	$—
Due in 1 to 3 years	1,570,815
Total	$1,570,815

HIGHWATER ETHANOL, LLC
Notes to Unaudited Condensed Financial Statements

5. INVENTORIES

Inventories consisted of the following at:

	January 31, 2012	October 31, 2011*

Raw materials	$2,579,637	$1,957,121
Spare parts and supplies	539,048	487,128
Work in process	1,243,683	1,139,783
Finished goods	470,800	583,838
Total	$4,833,168	$4,167,870

*Derived from Audited financial statements

6. DERIVATIVE INSTRUMENTS

As of January 31, 2012, the Company had entered into corn and natural gas derivative instruments and an interest rate swap agreement, which are required to be recorded as either assets or liabilities at fair value in the statement of financial position. Derivatives qualify for treatment as hedges when there is a high correlation between the change in fair value of the derivative instrument and the related change in value of the underlying hedged item. The Company must designate the hedging instruments based upon the exposure being hedged as a fair value hedge, a cash flow hedge or a hedge against foreign currency exposure. The derivative instruments outstanding at January 31, 2012 are not designated as effective hedges for accounting purposes.

Interest Rate Swap

At January 31, 2012, the Company had a notional amount of approximately $20,402,000 outstanding in the swap agreement that fixes the interest rate at 7.6% until June 2014.

Corn and Natural Gas Contracts

As of January 31, 2012, the Company has open positions for 1,150,000 bushels of corn and 380,000 dekatherms of natural gas. Management expects all open positions outstanding as of January 31, 2012 to be realized within the next twelve months.

The following tables provide details regarding the Company's derivative instruments at January 31, 2012:

Instrument	Balance Sheet location	Assets	Liabilities

Interest rate swap	Derivative instruments	$—	$1,779,438
Corn contracts	Derivative instruments	—	200,000
Natural gas contracts	Derivative instruments	—	187,100

The following tables provide details regarding the gains (losses) from the Company's derivative instruments in the statements of operations, none of which are designated as hedging instruments:

	Statement of	Three Months Ended January 31,
	Operations location	2012	2011
Interest rate swap	Other income (expense)	$159,058	$525,760
Corn contracts	Cost of goods sold	6,526	56,456
Natural gas contracts	Cost of goods sold	(227,604)	—

HIGHWATER ETHANOL, LLC
Notes to Unaudited Condensed Financial Statements

7. DEBT FINANCING

Long-term debt consists of the following at:

	January 31, 2012	October 31, 2011*
Fixed rate note payable, see terms below	$21,739,562	$22,209,080

Variable rate note payable, see terms below	16,388,760	17,327,498

Capital lease	15,180,000	15,180,000

Total	53,308,322	54,716,578

Less amounts due within one year	3,639,741	3,719,499

Net long-term debt	$49,668,581	$50,997,079
*Derived from Audited financial statements

Bank Financing

The Company has two promissory notes including a $25,200,000 Fixed Rate Note and a $20,200,000 Variable Rate Note. The Company also had a $5,000,000 Long-Term Revolving Note which was paid in full in 2011. The promissory notes are described in the credit agreement and below. The credit agreement also provided a revolving loan for $5,000,000 and supports the issuance of letters of credit up to $5,600,000, all of which are secured by substantially all assets.

Fixed Rate Note

The Fixed Rate Note was initially $25,200,000 and has a variable interest rate that is fixed with an interest rate swap. The Company makes monthly principal payments on the Fixed Rate Note of approximately $157,000 plus accrued interest. Interest accrues on the Fixed Rate Note at the greater of the one-month LIBOR rate plus 300 basis points or 4%, which was 4% at January 31, 2012. A final balloon payment on the Fixed Rate Note of approximately $15,194,000 will be due February 26, 2015.

Variable Rate Note

The Variable Rate Note was initially $20,200,000. The Company makes monthly payments of interest only. Interest accrues on the Variable Rate Note at the greater of the one-month LIBOR rate plus 350 basis points or 5%, which was 5% at January 31, 2012. The Company also makes quarterly 50% excess cash flow payments which are first applied to interest and then to principal on the Variable Rate Note with a minimum annual principal reduction of $750,000 which has not been made at the time of this filing. A final balloon payment of approximately $12,516,000 will be due February 26, 2015.

Long-term Revolving Note

The Long-Term Revolving Note was initially $5,000,000 and was reduced to $4,500,000 pursuant to the terms of the third amendment to the loan documents with FNBO. The amount available on the Long-Term Revolving Note was set to decline annually by the greater of $125,000 or 50% of the excess cash flow, as defined by the third amendment. The Company was also required to make a $750,000 principal repayment on the Long-Term Revolving Note prior to February 2012 and reduce the outstanding principal balance to zero as of February 1, 2013. The payments to reduce the Long-Term Revolving Note balance to zero as required by February 1, 2013 were made in September 2011. The Long-Term Revolving Note accrues interest monthly at the greater of the one-month LIBOR plus 350 basis points or 4%.

Line of Credit

The Company's Line of Credit accrues interest at the greater of the 90 day LIBOR plus 450 basis points or 5.5%, which was 5.5% at January 31, 2012. The line of credit requires monthly interest payments. In August 2011, the Company extended the line of

HIGHWATER ETHANOL, LLC
Notes to Unaudited Condensed Financial Statements

credit to April 2012. At January 31, 2012, there are no borrowings outstanding and the maximum availability was $5,000,000.

As of January 31, 2012, the Company has letters of credit outstanding of $3,500,000. The Company pays interest at a rate of 1.75% on amounts outstanding and the letters of credit are valid until August 2012.

The estimated maturities of the long-term debt at January 31, 2012 are as follows:

2013	$3,639,741
2014	3,163,324
2015	5,268,053
2016	29,252,205
2017 and thereafter	11,984,999

Long-term debt	$53,308,322

8. COMMITMENTS AND CONTINGENCIES

Marketing Agreements

The Company entered into an ethanol marketing agreement with their current marketer to purchase, market, and distribute all the ethanol produced by the Company. The Company also entered into a member control agreement with the marketer whereby the Company made capital contributions and became a minority owner. The buy-in commitment is $605,000, of which $105,000 was required as a down payment. Through January 31, 2012, the Company paid $570,999 of this commitment with $34,001 remaining included in accounts payable.  The member control agreement became effective on February 1, 2011 and provided the Company a membership interest with voting rights. The marketing agreement would terminate if the Company ceases to be a member.  The Company would assume certain of the member's rail car leases if the agreement is terminated.

Regulatory Agencies

The Company is subject to oversight from regulatory agencies regarding environmental concerns which arise in the ordinary course of its business.

Construction in Progress

The Company had construction in progress of approximately $257,000 at January 31, 2012 for steam heaters and reverse osmosis upgrades. The additions are expected to amount to $267,000.

Forward Contracts

The Company has forward contracts in place for natural gas purchases for approximately $3,185,000 through March 2013, which represents approximately 51.15% of the Company's projected usage for the corresponding time period.

9. SUBSEQUENT EVENT

On March 1, 2012, the Company declared a cash distribution of $500,000 and the amount is expected to be paid in March 2012.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three month period ended January 31, 2012, compared to the same period of the prior fiscal year. This discussion should be read in conjunction with the condensed financial statements and notes and the information contained in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2011.

Cautionary Statements Regarding Forward-Looking Statements

This report contains forward-looking statements that involve future events, our future performance and our expected future operations and actions.  In some cases you can identify forward-looking statements by the use of words such as “will,” “may,” “should,” “anticipate,” “believe,” “expect,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties. Many factors could cause actual results to differ materially from those projected in forward-looking statements. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include, but are not limited to:

•	Changes in our business strategy, capital improvements or development plans;

•	Volatile commodity and financial markets;

•	Our ability to comply with the financial covenants contained in our credit agreements with our lenders;

•	Our ability to profitably operate the ethanol plant and maintain a positive spread between the selling price of our products and our raw materials costs;

•	Our ability to generate free cash flow to invest in our business and service our debt;

•	The results of our hedging transactions and other risk management strategies;

•	Changes in the environmental regulations or in our ability to comply with such regulations;

•	Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries;

•	Changes in federal and/or state laws or policies impacting the ethanol industry (including the elimination of any federal and/or state ethanol tax incentives);

•	Ethanol and distillers grains supply exceeding demand and corresponding price reductions;

•	Changes in plant production capacity or technical difficulties in operating the plant;

•	Changes and advances in ethanol production technology;

•	Our ability to retain key employees and maintain labor relations;

•	Changes in our ability to secure credit or obtain additional debt or equity financing, if we so require;

•	Lack of transport, storage and blending infrastructure;

•	Competition from alternative fuel additives; and

•	Limitations and restrictions contained in the instruments and agreements governing our indebtedness.

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

Our plant has nameplate capacity of 50 million gallons of undenatured ethanol per year. However, in February 2012, we received approval from the Minnesota Pollution Control Agency which will allow us to produce ethanol at a rate of 59.5 million gallons per year compared to 55 million gallons under our previous permit.

Our operating results are largely driven by the prices at which we sell our ethanol and distillers grains as well as the other costs related to production. The price of ethanol has historically fluctuated with the price of petroleum-based products such as unleaded gasoline, heating oil and crude oil. The price of distillers grains has historically been influenced by the price of corn as a substitute livestock feed. We expect these price relationships to continue for the foreseeable future, although recent volatility in the commodities markets makes historical pricing relationships less reliable. Our largest costs of production are corn, natural gas and manufacturing chemicals. The cost of corn is largely impacted by geopolitical supply and demand factors and the outcome of our risk management strategies. Prices for natural gas, manufacturing chemicals and denaturant are tied directly to the overall energy sector, crude oil and unleaded gasoline.

The ethanol industry is dependent on several economic incentives to produce ethanol, including federal tax incentives and ethanol use mandates. One significant federal ethanol support is the Renewable Fuels Standard (the “RFS”). The RFS for 2012 is approximately 15.2 billion gallons, of which corn based ethanol can be used to satisfy approximately 13.2 billion gallons.

The Volumetric Ethanol Excise Tax Credit (“VEETC”), expired on December 31, 2011. In addition to the expiration of the tax incentives, a 54 cent per gallon tariff imposed on ethanol imported into the United States also expired on December 31, 2011. Management believes that the expiration of VEETC will not have a significant effect on ethanol demand provided gasoline prices remain high and the renewable fuels use requirement of RFS is maintained.

In late 2009, California passed a Low Carbon Fuel Standard (“LCFS”) requiring that renewable fuels in California must accomplish certain reductions in green house gases. Management believes that the LCFS will preclude corn based ethanol from being used in California. California represents a significant ethanol demand market. If we are unable to supply ethanol to California, it could significantly reduce demand for the ethanol we produce. Several lawsuits have been filed challenging the California LCFS. In December 2011, a federal judge blocked enforcement of the LCFS. The judgment also prohibits the enforcement of the LCFS while the litigation or appeal is ongoing. The California Air Resources Board is currently appealing the decision.

We expect to fund our operations during the next 12 months using cash flow from our continuing operations and our current credit facilities. However, based on volatility in the cost of corn and potentially tight or even negative margins throughout the period, we may need to seek additional funding.

Results of Operations for the Three Months Ended January 31, 2012 and 2011

The following table shows the results of our operations and the approximate percentage of revenues, costs of goods sold, operating expenses and other items to total revenues in our unaudited statements of operations for the three months ended January 31, 2012 and 2011:

	2012		2011
Income Statement Data	Amount	%	Amount	%
	(unaudited)		(unaudited)
Revenue	$39,827,576	100.00%	$36,269,498	100.00%
Cost of Goods Sold	37,489,729	94.13%	34,185,426	94.25%
Gross Profit	2,337,847	5.87%	2,084,072	5.75%
Operating Expenses	515,115	1.29%	437,292	1.21%
Operating Profit	1,822,732	4.58%	1,646,780	4.54%
Other Expense	(856,757)	(2.15)%	(602,133)	(1.66)%
Net Income	$965,975	2.43%	$1,044,647	2.88%

Revenues

Our revenues are derived from the sale of our ethanol and distillers grains.

The following table shows the sources of our revenue for the three months ended January 31, 2012.

Revenue Sources	Amount (Unaudited)	Percentage of Total Revenues (Unaudited)

Ethanol Sales	$32,569,169	81.78%
Distillers Grains Sales	6,122,639	15.37%
Modified Distillers Grains Sales	1,135,768	2.85%
Total Revenues	$39,827,576	100.00%

The following table shows the sources of our revenue for the three months ended January 31, 2011.

Revenue Sources	Amount (Unaudited)	Percentage of Total Revenues (Unaudited)

Ethanol Sales	$30,969,714	85.39%
Distillers Grains Sales	5,190,992	14.31%
Modified Distillers Grains Sales	108,792	0.30%
Total Revenues	$36,269,498	100.00%

Our total revenues were higher for the three month period ended January 31, 2012 compared to the same period in 2011, primarily due to increased sales prices for dried distillers grains and modified distillers grains. For the three month period ended January 31, 2012, ethanol sales accounted for approximately 81.78% of our total revenue, dried distillers grains sales accounted for approximately 15.37% of our total revenue, and modified distillers grains sales accounted for approximately 2.85% of our total revenue. For the three month period ended January 31, 2011, ethanol sales accounted for approximately 85.39% of our total revenue, dried distillers grains sales accounted for approximately 14.31% of our total revenue, and modified distillers grains sales accounted for approximately 0.30% of our total revenue.
Management believes that distillers grains represent a larger portion of our revenues during the three months ended January 31, 2012 compared to the same period of 2011 as a result of the higher dried distillers grains prices and modified distillers grains prices we received during our first fiscal quarter of 2012 compared to the same period of 2011. The Company received revenues from the sale of its dried distillers grains of $6,122,639 (after freight and marketing fees) for the three months ended January 31, 2012, compared to revenues of $5,190,992 for the three months ended January 31, 2011. For the three months ended January 31, 2012, the price the Company received for its dried distillers grains was approximately 29.91% higher than during the same period of 2011. Additionally, the Company received revenues from the sale of its modified distillers grains of $1,135,768 (after freight and marketing fees) for the three months ended January 31, 2012, compared to revenues of $108,792 for the three months ended January 31, 2011. For the three months ended January 31, 2012, the price the Company received for its modified distillers grains was approximately 65.11% higher than during the same period of 2011. The Company also experienced an increase in the number of tons of modified distillers grains sold of approximately 11,000 tons in the first fiscal quarter of 2012 as compared to the same time period of 2011.

Management attributes these higher sales prices it received for its dried distillers grains and its modified distillers grains with higher corn prices which positively impact the market price of distillers grains. Decreased demand from China due to the anti-dumping investigation has not impacted the distillers grains market as much as initially expected due to higher corn prices and increased demand from domestic consumers as well as exports to Mexico. Management anticipates that distillers grains prices will continue to follow corn prices during our 2012 fiscal year, with distillers grains trading closer to the price of corn during the winter months and selling at a greater discount compared to corn during the summer months.

We experienced a decrease in the gallons of ethanol sold in the three month period ended January 31, 2012 as compared to the three month period ended January 31, 2011. The gallons of ethanol we sold during the three month period ended January 31, 2012 decreased by approximately 1.44% as compared to the number of gallons of ethanol we sold for the three months ended January 31, 2011. However, during the three months ended January 31, 2012, the Company had revenues from the sale of ethanol of $32,569,169 compared to revenues of $30,969,714 from the sale of ethanol for the three months ended January 31, 2011. This increase is a result of the higher ethanol prices we received during our first fiscal quarter of 2012 compared to the same period in 2011. The average ethanol sales price we received for the three month period ended January 31, 2012 was approximately 5.58% higher than the average price we received for the same period of 2011. Ethanol prices increased throughout October 2011, peaking in mid-November 2011 before declining. Management anticipates that ethanol prices will continue to change in relation to changes in corn and energy prices. On average the price of ethanol outpaced the rising commodity markets and margins were generally positive during the first quarter. Management anticipates that the price of ethanol will continue to be volatile during our 2012 fiscal year.

Management also anticipates that our results of operations for our 2012 fiscal year may be affected by volatility in the commodity markets. If plant operating margins remain low for an extended period of time, management anticipates that this could significantly impact our liquidity, especially if our raw material costs increase. Management believes the industry will need to continue to grow demand and further develop an ethanol distribution system to facilitate additional blending of ethanol and gasoline. Management is optimistic that ethanol demand and distribution will expand so long as positive blend economics exist for gasoline refiners and blenders.

Cost of Goods Sold

Our costs of goods sold as a percentage of revenues were approximately 94.13% for the three months ended January 31, 2012 compared to 94.25% for the three months ended January 31, 2011. Our two largest costs of production are corn (80.62% of cost of goods sold for the three months ended January 31, 2012) and natural gas (5.52% of cost of goods sold for the three months ended January 31, 2012). Our cost of goods sold increased to $37,489,729 for the three months ended January 31, 2012 from $34,185,426 in the three months ended January 31, 2011.

The Company's per bushel corn costs increased by approximately 10.20% for the three months ended January 31, 2012, as compared to the same period for our 2011 fiscal year. Our increased cost of corn was the primary factor driving up our costs of goods sold. Management expects that corn prices will remain high through the 2012 fiscal year as a result of an increase in demand for corn and uncertainty surrounding the number of acres of corn that will be harvested in the 2012 harvest season. In addition, management believes prices may be affected by concerns regarding dry weather experienced in South America. High corn prices may have a negative effect on our operating margins.

We had gains related to corn derivative instruments of approximately $6,526 for the three months ended January 31, 2012, which decreased cost of sales. We had gains related to corn derivative instruments of approximately $56,456 for the three months ended January 31, 2011. We had losses related to natural gas based derivative instruments of $227,604 for the three months ended January 31, 2012 with no corresponding gains or losses in the prior period.

For the three month period ended January 31, 2012, we purchased approximately 349,129 MMBTU's of natural gas as compared to approximately 364,361 MMBTU's for the three month period ended January 31, 2011. Our average price per MMBTU of natural gas was $5.92 for the three months ended January 31, 2012. Our average price per MMBTU of natural gas was $5.52 for the three months ended January 31, 2011. Management anticipates that natural gas prices will continue at their current levels unless the natural gas industry experiences production problems or if there are large increases in natural gas demand during our 2012 fiscal year.

Operating Expense

We had operating expenses for the three months ended January 31, 2012 of $515,115 compared to operating expenses of $437,292 for the same period of 2011. Management attributes the increase in operating expenses to legal fees relating to discussions with Butamax as well as bonuses paid to employees. Management continues to pursue strategies to optimize efficiencies and maximize production. These efforts may result in a decrease in our operating expenses on a per gallon basis. However, because these expenses do not vary with the level of production at the plant, we expect our operating expenses to remain steady.

Operating Profit

We had a profit from operations for the three months ended January 31, 2012 of $1,822,732 which is approximately 4.58% of our revenues compared to a profit of $1,646,780 which was approximately 4.54% of our revenues for the three months ended January 31, 2011. This increase in our operating income is primarily due to the higher prices we received for our ethanol, dried distillers grains and modified distillers grains revenues and their relationship to the cost of corn.

Other Expense

We had total other expense for the three months ended January 31, 2012, of $856,757 compared to other expense of $602,133 for the three months ended January 31, 2011. Our other expense for the three months ended January 31, 2012, consisted primarily of interest expense. Additionally, the increase in other expense is due primarily to the smaller gain on derivative instrument for the three months ended January 31, 2012 compared to the same period of 2011.

Changes in Financial Condition for the Three Months Ended January 31, 2012

The following table highlights the changes in our financial condition for the three months ended January 31, 2012 from our previous fiscal year ended October 31, 2011:

	January 31, 2012 (Unaudited)	October 31, 2011*
Current Assets	$17,292,228	$15,695,180
Current Liabilities	$8,366,773	$7,741,800
Long-Term Debt	$49,668,581	$50,997,079
Members' Equity	$52,024,270	$51,071,799

* Derived from audited financial statements

Current Assets. Current assets were $17,292,228 at January 31, 2012, compared to $15,695,180 at October 31, 2011. The increase in current assets was the result of an increase in our cash and cash equivalents, restricted cash and inventories. Inventories increased from prior year end due to the increased price per bushel of corn, the price per gallon of ethanol, and the timing of shipments to RPMG. The increase in restricted cash is primarily related to our risk management strategy of entering into ethanol, corn, and natural gas hedges to protect our ethanol, corn and natural gas prices.

Current Liabilities. Total current liabilities increased and totaled $8,366,773 at January 31, 2012 compared to $7,741,800 at October 31, 2011. This increase was due primarily to an increase in our deferred revenue, derivative instruments and accrued expenses. Deferred revenue is funds collected for the future sales of modified distillers grains. Derivative instrument activity is for current hedging of corn and natural gas hedging positions. The increase in accrued expenses included additional amount of accrued property tax and a larger accrued payroll.

Long-term Debt. Long-term debt decreased from $50,997,079 at October 31, 2011, to $49,668,581 at January 31, 2012, primarily because we continue to pay down our loans with FNBO.

Liquidity and Capital Resources

Based on financial forecasts performed by our management, we anticipate that we will have sufficient cash from our current credit facilities and cash from our operations to continue to operate the ethanol plant at capacity for the next 12 months. We do not currently anticipate seeking additional equity or debt financing in the near term. However, operating margins have narrowed and are expected to remain tight. Should we experience unfavorable operating conditions in the future, we may have to secure additional debt or equity financing for working capital or other purposes. Our line of credit with First National Bank of Omaha expires on April 1, 2012; however, we anticipate that FNBO will agree to extend our line of credit beyond April 1, 2012.

We do not currently anticipate any significant purchases of property and equipment that would require us to secure additional capital resources in the next 12 months. However, our management is currently completing upgrades to the Company's Reverse Osmosis (RO) equipment and system. The estimated cost for upgrading the RO system is approximately $267,000 and will be funded from our operations.

The following table shows cash flows for the three months ended January 31, 2012 and 2011:

	Three Months Ended January 31
	2012	2011
	(Unaudited)	(Unaudited)
Net cash provided by operating activities	$4,623,133	$1,556,505
Net cash used in investing activities	(246,152)	(380,855)
Net cash provided by (used in) financing activities	(1,408,256)	601,335

Cash Flow From Operations

We experienced an increase of approximately $3,066,628 in our cash flows from operations for the three month period ended January 31, 2012, compared to the same period in 2011. This increase was due to increased collections of accounts receivables and deferred revenue during the 2012 period. During the three months ended January 31, 2012, our capital needs were being adequately met through cash from our operating activities and our credit facilities.

Cash Flow From Investing Activities

We used less cash for investing activities for the three month period ended January 31, 2012, as compared to 2011. This decrease was primarily a reduction of our capital expenditures.

Cash Flow From Financing Activities

Cash used in financing activities was $1,408,256 for the three months ended January 31, 2012, as compared to cash provided by financing activities of $601,335 for the three months ended January 31, 2011. The change was primarily a result of cash paid to decrease the principal balance on our loans with FNBO in accordance with the terms of the amendments to our loan agreements discussed in greater detail below as well as borrowing on our line of credit.

Short-Term and Long-Term Debt Sources

On April 24, 2008, we entered into a Construction Loan Agreement (the “Agreement”) with First National Bank of Omaha of Omaha, Nebraska as administrative agent and collateral agent for the banks (collectively referred to as "FNBO") for the purpose of funding a portion of the cost of the ethanol plant. With construction complete and the ethanol plant commencing operations, the construction loan converted to a $25,200,000 Fixed Rate Note, a $20,200,000 Variable Rate Note, a $5,000,000 Long-Term Revolving Note, a $5,000,000 line of credit and $5,600,000 to support the issuance of letters of credit by FNBO. As of January 31, 2012, the Company had $3,500,000 in letters of credit outstanding.

Fixed Rate Note

The Fixed Rate Note was initially for $25,200,000 with a variable interest rate that is fixed with an interest rate swap. We make monthly principal payments on the Fixed Rate Note for approximately $157,000 plus accrued interest. Interest will accrue on the Fixed Rate Note at the greater of the one-month LIBOR Rate, in effect from time to time, plus 300 basis points or 4%. The applicable interest rate was 4% at January 31, 2012. However, the Company entered into an interest rate swap agreement with FNBO, which largely fixes the interest rate on the Fixed Rate Note at 7.6% until June 2014. The outstanding balance on this note was approximately $21,740,000 and $22,209,000 at January 31, 2012 and October 31, 2011, respectively. A final balloon payment on the Fixed Rate Note of approximately $15,194,000 will be due February 26, 2015.

Variable Rate Note

The Variable Rate Note was initially for $20,200,000. We make monthly interest only payments and remit quarterly excess cash flow payments to FNBO which will be applied first to interest and then to principal on the Variable Rate Note with a minimum annual principal reduction of $750,000. The minimum annual principal reduction of $750,000 has already been paid at the time of filing. The outstanding balance on this note was approximately $16,389,000 and $17,327,000 at January 31, 2012 and October 31, 2011, respectively.

Interest will accrue on the Variable Rate Note at the greater of the one-month LIBOR rate plus 350 basis points or 5%. The applicable interest rate at January 31, 2012, was 5%. A final balloon payment of approximately $12,516,000 will be due February 26, 2015.

Long-term Revolving Note

The Long-term Revolving Note was initially $5,000,000 and was reduced to $4,500,000 pursuant to the terms of the third amendment to our loan documents with FNBO. We have already remitted our February 2012 additional mandatory principal prepayment on the Long-term Revolving Note of $750,000 and our February 2013 mandatory principal prepayment on the Long-term Revolving Note in an amount sufficient to reduce the outstanding principal balance of the Long-term Revolving Note to $0. FNBO has no obligation to advance any additional funds and will only advance such sums as approved in its sole discretion. The Long-term Revolving Note accrues interest monthly at the greater of the one-month LIBOR plus 350 basis points, or 4%. The applicable interest rate at January 31, 2012 was 4%.

Line of Credit

The Company has a line of credit available equal to the amount of the Company's Borrowing Base, with a maximum limit of $5,000,000. The Company's Borrowing Base will vary and may at times be less than $5,000,000. The Company has maximum availability of $5,000,000 under the line of credit at January 31, 2012. The Company's line of credit accrues interest at the greater of the 90-day LIBOR plus 450 basis points or 5.5%, which was 5.5% at January 31, 2012. The line of credit requires monthly interest payments.

As part of the fifth amendment to our loan documents with FNBO, the line of credit was extended to April 1, 2012. The Company expects FNBO to renew the line of credit; however, there are no guarantees that the line of credit will be renewed or that the line of credit will be renewed upon satisfactory terms. As of January 31, 2012, the Company had not drawn on the line of credit.

Covenants and other Miscellaneous Financing Agreement Terms

The loan agreements are subject to various financial and non-financial covenants that limit distributions and debt and require minimum debt service coverage, net worth, and working capital requirements. We are currently in compliance with our loan covenants and anticipate being in compliance with these covenants through January 31, 2013. Additionally, we are limited to annual capital expenditures of $1,000,000 without prior approval of FNBO. We will also be prohibited from making distributions to our members without the prior approval of FNBO. In connection with the bank financing agreement, we executed a mortgage in favor of FNBO creating a first lien on our real estate and plant and a security interest in all personal property located on the property and assigned in favor of FNBO, all rents and leases to our property, our marketing contracts, our risk management services contract, and our natural gas, electricity, water service and grain procurement agreements.

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

The National Pollutant Discharge Elimination System/State Disposal System (NPDES/SDS) permit, which regulates the water treatment, water disposal and stormwater systems at the facility, requires renewal every five years. We submitted a renewal application to the Minnesota Pollution Control Agency (“MPCA”) in 2011 and the NPDES/SDS permit was approved and signed by MPCA on November 9, 2011. Our NPDES/SDS permit is valid until October 31, 2016. The air emissions permit was approved by MPCA on February 14, 2012. The updated air emissions permit allows us to produce 58 million gallons per year of undenatured ethanol or 59.5 million gallons per year denatured ethanol.

Contracting Activity

Renewable Products Marketing Group, LLC markets our ethanol. Meadowland Farmers Co-op supplies our corn. CHS, Inc. markets our dried distillers grains. Each of these contracts is critical to our success and we are very dependent on each of these companies. Accordingly, the financial stability of these partners is critical to the successful operation of our business.

Subsequent Events

On March 1, 2012, the board of governors approved a distribution of $100.95 per unit for members of record as of that date to be paid in March 2012. Our lender, First National Bank of Omaha, approved the distribution on February 27, 2012.

Critical Accounting Estimates

Management uses various estimates and assumptions in preparing our financial statements in accordance with generally accepted accounting principles.  These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Our most critical accounting estimates, which require the greatest use of judgment by management, are designated as critical accounting estimates and include policies related to the carrying value of long-lived assets, inventory valuation and derivatives. An in-depth description of these can be found in our Annual Report on Form 10-K for the fiscal year ended October 31, 2011. Management has not changed the method of calculating and using estimates and assumptions in preparing our condensed financial statements in accordance with generally accepted accounting principles. There have been no changes in the policies for our accounting estimates for the quarter ended January 31, 2012.

We are exposed to the impact of market fluctuations associated with interest rates and commodity prices as discussed below. We use derivative financial instruments as part of an overall strategy to attempt to manage market risk.

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from holding a revolving line of credit and term loans which bear variable interest rates. We manage our floating rate debt using an interest rate swap. We entered into a fixed rate swap to alter our exposure to the impact of changing interest rates on our results of operations and future cash outflows for interest. We use the interest rate swap contract to separate interest rate risk management from the debt funding decision. As of January 31, 2012, our interest rate swap had a liability fair value of $1,779,438.

We expect to be exposed to market risk from changes in commodity prices. Exposure to commodity price risk results from our dependence on corn in the ethanol production process and the sale of ethanol. We seek to minimize the risks from fluctuations in the prices of raw material inputs, such as corn and natural gas, and finished products, such as ethanol and distillers grains, through the use of hedging instruments. We are using fair value accounting for our hedge positions, which means as the current market price of our hedge positions changes, the realized or unrealized gains and losses are immediately recognized in our cost of goods sold or as an offset to revenues. The immediate recognition of hedging gains and losses under fair value accounting can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged.

For the three months ended January 31, 2012, we recorded a loss due to the change in fair value of our outstanding natural gas derivative positions of $277,604. We also recorded gains due to changes in the fair value of our outstanding corn derivative positions and interest rate swap of $6,526 and $159,058, respectively.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Pursuant to the Instructions to Item 305(c) of Regulation S-K we are not required to provide information under this item.

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

Our management, including our Chief Executive Officer (the principal executive officer), Brian Kletscher, along with our Chief Financial Officer (the principal financial officer), Mark Peterson, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of January 31, 2012. Based upon this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Our management, including our principal executive officer and principal financial officer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred during the quarter ended January 31, 2012 and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes in the risks that we face since the date when we filed our Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information

None.

Item 6. Exhibits.

(a)	The following exhibits are filed as part of this report.

Exhibit No.	Exhibit
31.1	Certificate Pursuant to 17 CFR 240.13a-14(a)*
31.2	Certificate Pursuant to 17 CFR 240.13a-14(a)*
32.1	Certificate Pursuant to 18 U.S.C. Section 1350*
32.2	Certificate Pursuant to 18 U.S.C. Section 1350*
101
The following financial information from Highwater Ethanol, LLC's Quarterly Report on Form 10-Q for the quarter ended January 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets as of January 31, 2012 and October 31, 2011, (ii) Statements of Operations for the three months ended January 31, 2012 and 2011, (iii) Statements of Cash Flows for the three months ended January 31, 2012 and 2011, and (iv) the Notes to Condensed Financial Statements.**

* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HIGHWATER ETHANOL, LLC

Date:	March 14, 2012	/s/ Brian Kletscher
Brian Kletscher
Chief Executive Officer
(Principal Executive Officer)

Date:	March 14, 2012	/s/ Mark Peterson
Mark Peterson
Chief Financial Officer
(Principal Financial and Accounting Officer)