Form 10-Q
period 2012-04-30
HIGHWATER ETHANOL LLC
filed 2012-06-12
CIK 1371451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended April 30, 2012

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
☐ Yes     ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  As of June 12, 2012, there were 4,953 membership units outstanding.

PART I    FINANCIAL INFORMATION

Item 1. Financial Statements

HIGHWATER ETHANOL, LLC
Condensed Balance Sheets

ASSETS	April 30, 2012	October 31, 2011
	(Unaudited)
Current Assets
Cash and equivalents	$4,689,266	$3,427,683
Restricted cash	34,213	465,720
Restricted marketable securities	42,081	66,319
Accounts receivable	3,604,328	7,493,851
Inventories	4,135,991	4,167,870
Prepaids and other	95,406	73,737
Total current assets	12,601,285	15,695,180

Property and Equipment
Land and land improvements	6,820,842	6,813,722
Buildings	37,997,211	37,965,861
Office equipment	349,729	346,259
Equipment	60,697,581	60,209,552
Vehicles	41,994	41,994
Construction in progress	113,951	138,714
	106,021,308	105,516,102
Less accumulated depreciation	(16,833,918)	(13,704,182)
Net property and equipment	89,187,390	91,811,920

Other Assets
Investments in RPMG	605,000	605,000
Restricted marketable securities	1,518,000	1,518,000
Debt issuance costs, net	961,914	1,103,740
Deposits	195,727	195,547
Total other assets	3,280,641	3,422,287

Total Assets	$105,069,316	$110,929,387

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Condensed Balance Sheets

LIABILITIES AND MEMBERS' EQUITY	April 30, 2012	October 31, 2011
	(Unaudited)
Current Liabilities
Accounts payable	$1,449,039	$2,489,769
Accrued expenses	730,109	511,933
Deferred revenue	141,139	—
Derivative instruments	797,333	1,020,599
Current maturities of long-term debt	2,056,106	3,719,499
Total current liabilities	5,173,726	7,741,800

Long-Term Debt	49,936,371	50,997,079

Derivative Instrument	775,959	1,118,709

Commitments and Contingencies	—	—

Members' Equity
Members' equity, 4,953 units outstanding	49,183,260	51,071,799
Total Liabilities and Members’ Equity	$105,069,316	$110,929,387

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Condensed Statements of Operations

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	April 30, 2012	April 30, 2011	April 30, 2012	April 30, 2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$33,771,321	$37,394,958	$73,598,897	$73,664,456

Cost of Goods Sold	34,752,072	34,960,815	72,241,801	69,146,241

Gross Profit (Loss)	(980,751)	2,434,143	1,357,096	4,518,215

Operating Expenses	486,777	471,601	1,001,892	908,893

Operating Profit (Loss)	(1,467,528)	1,962,542	355,204	3,609,322

Other Income (Expense)
Interest income	1,346	710	36,856	37,898
Other income	75	50,566	50,164	50,566
Interest expense	(1,070,314)	(1,287,161)	(2,171,728)	(2,452,242)
Gain (loss) on derivative instrument	206,145	110,820	365,203	636,580
Total other expense, net	(862,748)	(1,125,065)	(1,719,505)	(1,727,198)

Net Income (Loss)	$(2,330,276)	$837,477	$(1,364,301)	$1,882,124

Weighted Average Units Outstanding	4,953	4,953	4,953	4,953
Net Income (Loss) Per Unit	$(470.48)	$169.08	$(275.45)	$380.00
Distributions Per Unit	$100.95	$—	$100.95	$—

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Condensed Statements of Comprehensive Income (Loss)

	Six Months Ended	Six Months Ended
	April 30, 2012	April 30, 2011
	(Unaudited)	(Unaudited)

Net Income (Loss)	$(1,364,301)	$1,882,124
Other Comprehensive Income
Unrealized gains (losses) on restricted marketable securities	(24,238)	(37,741)
Comprehensive Income (Loss)	$(1,388,539)	$1,844,383

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Condensed Statements of Cash Flows

	Six Months Ended	Six Months Ended
	April 30, 2012	April 30, 2011

Cash Flows from Operating Activities
Net income (loss)	$(1,364,301)	$1,882,124
Adjustments to reconcile net income to net cash provided by operations
Depreciation and amortization	3,271,562	3,277,377
Interest payments made from restricted cash	67,276	11,220
Change in fair value of derivative instruments	(114,065)	(113,314)
Increase in restricted cash from net interest earned	(67,276)	(33,638)
Change in assets and liabilities
Restricted cash	431,507	(114,450)
Accounts receivable, including members	3,889,523	1,760,962
Inventories	31,879	(56,171)
Derivative instruments	(451,951)	(492,516)
Prepaids and other	(21,849)	383,138
Deferred revenue	141,139	—
Accounts payable, including members	(848,699)	(94,229)
Accrued expenses	218,176	(50,027)
Net cash provided by operating activities	5,182,921	6,360,476

Cash Flows from Investing Activities
Capital expenditures	(515,984)	(425,581)
Investment in RPMG	(181,253)	(206,972)
Net cash used in investing activities	(697,237)	(632,553)

Cash Flows from Financing Activities
Payments on long-term debt	(2,724,101)	(5,015,231)
Member distributions	(500,000)	—
Net cash used in financing activities	(3,224,101)	(5,015,231)

Net Increase (Decrease) in Cash	1,261,583	712,692

Cash – Beginning of Period	3,427,683	3,856,173

Cash – End of Period	$4,689,266	$4,568,865

Supplemental Cash Flow Information
Cash paid for interest expense	$1,968,783	$2,129,360

Supplemental Disclosure of Noncash Financing and Investing Activities
Unrealized gains (losses) on restricted marketable securities	$(24,238)	$(37,741)
Capital expenditures included in accounts payable	$1,613	$93,886
Investment in RPMG included in accounts payable	$—	$398,028

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Notes to Unaudited Condensed Financial Statements
April 30, 2012

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

In the opinion of management, the interim condensed financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for fair presentation of the Company's financial position as of April 30, 2012 and the results of operations and cash flows for all periods presented.

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
April 30, 2012

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

Fair Value of Financial Instruments

The carrying value of cash, accounts receivable, and accounts payable, and other working capital items approximate fair value at April 30, 2012 due to the short maturity nature of these instruments.

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

3. FAIR VALUE MEASUREMENTS

The following table provides information on those assets measured at fair value on a recurring basis.

	Fair Value as of	Fair Value Measurement Using
	April 30, 2012	Level 1	Level 2	Level 3
Restricted marketable securities - current	$42,081	$42,081	$—	$—
Restricted marketable securities - long-term	$1,518,000	$1,518,000	$—	$—
Derivative instrument - interest rate swap	$(1,573,292)	$—	$(1,573,292)	$—

HIGHWATER ETHANOL, LLC
Notes to Unaudited Condensed Financial Statements
April 30, 2012

	Fair Value as of	Fair Value Measurement Using
	October 31, 2011	Level 1	Level 2	Level 3
Restricted marketable securities - current	$66,319	$66,319	$—	$—
Restricted marketable securities - long-term	$1,518,000	$1,518,000	$—	$—
Derivative instrument - interest rate swap	$(1,938,496)	$—	$(1,938,496)	$—
Derivative instrument - corn contracts	$(200,812)	$(200,812)	$—	$—

The fair value of restricted marketable securities, which is a municipal debt obligation, is based on quoted market prices in an active market. The Company determined the fair value of the interest rate swap by using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each instrument and observable market-based inputs. The analysis reflects the contractual terms of the swap agreement, including the period to maturity and uses observable market-based inputs and uses the market standard methodology of netting the discounted future fixed cash receipts and the discounted expected variable cash payments. The Company determines the fair value of the corn contracts by obtaining the fair value measurements from an independent pricing service based on dealer quotes and live trading levels from the Chicago Board of Trade.

4. RESTRICTED MARKETABLE SECURITIES

The cost and fair value of the Company's restricted marketable securities consist of the following at April 30, 2012:

	Amortized Cost	Gross Unrealized Gains	Fair Value

Restricted marketable securities - Current
municipal obligations	$42,081	$—	$42,081

Restricted marketable securities - Long-term municipal obligations	1,467,036	50,963	1,518,000

Total restricted marketable securities	$1,509,117	$50,963	$1,560,081

The long-term restricted marketable securities relate to the debt service reserve fund required by the capital lease agreement. The Company had unrealized gains of $50,963 and $75,202 included in accumulated other comprehensive income at April 30, 2012 and October 31, 2011, respectively.

Shown below are the contractual maturities of marketable securities with fixed maturities at April 30, 2012. Actual maturities may differ from contractual maturities because certain securities may contain early call or prepayment rights.

Due within 1 year	$—
Due in 1 to 3 years	1,560,081
Total	$1,560,081

HIGHWATER ETHANOL, LLC
Notes to Unaudited Condensed Financial Statements
April 30, 2012

5. INVENTORIES

Inventories consisted of the following at:

	April 30, 2012	October 31, 2011*

Raw materials	$1,111,189	$1,957,121
Spare parts and supplies	716,429	487,128
Work in process	1,202,185	1,139,783
Finished goods	1,106,188	583,838
Total	$4,135,991	$4,167,870

*Derived from Audited financial statements

6. DERIVATIVE INSTRUMENTS

As of April 30, 2012, the Company had entered into corn and natural gas derivative instruments and an interest rate swap agreement, which are required to be recorded as either assets or liabilities at fair value in the statement of financial position. Derivatives qualify for treatment as hedges when there is a high correlation between the change in fair value of the derivative instrument and the related change in value of the underlying hedged item. The Company must designate the hedging instruments based upon the exposure being hedged as a fair value hedge, a cash flow hedge or a hedge against foreign currency exposure. The Company had no corn or natural gas derivative instruments outstanding at April 30, 2012.

Interest Rate Swap

At April 30, 2012, the Company had a notional amount of approximately $19,896,000 outstanding in the swap agreement that fixes the interest rate at 7.6% until June 2014.

Corn and Natural Gas Contracts

As of April 30, 2012, the Company has no open positions for corn or natural gas.

The following tables provide details regarding the Company's derivative instruments at April 30, 2012:

Instrument	Balance Sheet location	Assets	Liabilities

Interest rate swap	Derivative instruments	$—	$1,573,292

The following tables provide details regarding the gains (losses) from the Company's derivative instruments in the statements of operations, none of which are designated as hedging instruments:

	Statement of	Three Months Ended April 30,
	Operations location	2012	2011
Interest rate swap	Other income (expense)	$206,145	$110,820
Corn contracts	Cost of goods sold	122,905	555,817
Natural gas contracts	Cost of goods sold	(190,412)	—

	Statement of	Six Months Ended April 30,
	Operations location	2012	2011
Interest rate swap	Other income (expense)	$365,203	$636,580
Corn contracts	Cost of goods sold	129,431	612,273
Natural gas contracts	Cost of goods sold	(418,016)	—

HIGHWATER ETHANOL, LLC
Notes to Unaudited Condensed Financial Statements
April 30, 2012

7. DEBT FINANCING

Long-term debt consists of the following at:

	April 30,	October 31,*
	2011	2011
Fixed rate note payable, see terms below	$21,245,714	$22,209,080

Variable rate note payable, see terms below	15,566,763	17,327,498

Capital lease	15,180,000	15,180,000

Total	51,992,477	54,716,578

Less amounts due within one year	2,056,106	3,719,499

Net long-term debt	$49,936,371	$50,997,079
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

Fixed Rate Note

The Fixed Rate Note was initially $25,200,000 and has a variable interest rate that is fixed with an interest rate swap. The Company makes monthly principal payments on the Fixed Rate Note of approximately $157,000 plus accrued interest. Interest accrues on the Fixed Rate Note at the greater of the one-month LIBOR rate plus 300 basis points or 4%, which was 4% at April 30, 2012. A final balloon payment on the Fixed Rate Note of approximately $15,196,000 will be due February 26, 2015.

Variable Rate Note

The Variable Rate Note was initially $20,200,000. The Company makes monthly payments of interest only. Interest accrues on the Variable Rate Note at the greater of the one-month LIBOR rate plus 350 basis points or 5%, which was 5% at April 30, 2012. The Company also makes quarterly 50% excess cash flow payments which are first applied to interest and then to principal on the Variable Rate Note with a minimum annual principal reduction of $750,000 which has been made at the time of this filing. A final balloon payment of approximately $12,567,000 will be due February 26, 2015.

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

Line of Credit

The Company's Line of Credit accrues interest at the 90 day LIBOR plus 350 basis points which was 3.97% at April 30, 2012. The line of credit requires monthly interest payments. In April 2012, the Company extended the line of credit to April 2013. At

HIGHWATER ETHANOL, LLC
Notes to Unaudited Condensed Financial Statements
April 30, 2012

April 30, 2012, there are no borrowings outstanding and the maximum availability was $5,000,000.

As of April 30, 2012, the Company has letters of credit outstanding of $3,500,000. The Company pays interest at a rate of 1.75% on amounts outstanding and the letters of credit are valid until August 2012.

The estimated maturities of the long-term debt at April 30, 2012 are as follows:

2013	$2,056,106
2014	3,555,143
2015	33,234,561
2016	1,574,167
2017 and thereafter	11,572,500

Long-term debt	$51,992,477

8. COMMITMENTS AND CONTINGENCIES

Marketing Agreements

The Company entered into an ethanol marketing agreement with their current marketer to purchase, market, and distribute all the ethanol produced by the Company. The Company also entered into a member control agreement with the marketer whereby the Company made capital contributions and became a minority owner. The buy-in commitment was $605,000 and as of April 30, 2012, the Company has paid this commitment in full.  The member control agreement became effective on February 1, 2011 and provided the Company a membership interest with voting rights. The marketing agreement would terminate if the Company ceases to be a member.  The Company would assume certain of the member's rail car leases if the agreement is terminated.

Regulatory Agencies

The Company is subject to oversight from regulatory agencies regarding environmental concerns which arise in the ordinary course of its business.

Construction in Progress

The Company had construction in progress of approximately $114,000 at April 30, 2012 for the maintenance and lime cake buildings. The additions are expected to amount to $350,000.

Forward Contracts

The Company has forward contracts in place for natural gas purchases for approximately $2,405,000 through March 2013, which represents approximately 48.81% of the Company's projected usage for the corresponding time period. In addition, the Company has forward corn contracts in place for approximately 290,000 bushels through June 2012.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three and six month periods ended April 30, 2012, compared to the same periods of the prior fiscal year. This discussion should be read in conjunction with the condensed financial statements and notes and the information contained in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2011.

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

Overview

Highwater Ethanol, LLC (“we,” “our,” “Highwater” or the “Company”) is a Minnesota limited liability company formed on May 2, 2006. Since August 2009, we have been engaged in the production of ethanol and distillers grains at the ethanol plant. Our plant has nameplate capacity of 50 million gallons of undenatured ethanol per year. However, modifications to our air emissions permit approved by Minnesota Pollution Control Agency in February 2012 allow us to produce 58 million gallons per year of undenatured ethanol per year. Our plant is currently operating at a rate of 55 million gallons per year and management anticipates it will continue to do so in the future.

Our operating results are largely driven by the prices at which we sell our ethanol and distillers grains as well as the other costs related to production. The price of ethanol has historically fluctuated with the price of petroleum-based products such as unleaded gasoline, heating oil and crude oil. The price of distillers grains has historically been influenced by the price of corn as a substitute livestock feed. We expect these price relationships to continue for the foreseeable future, although recent volatility in the commodities markets makes historical pricing relationships less reliable. Our largest costs of production are corn, natural gas, depreciation and manufacturing chemicals. The cost of corn is largely impacted by geopolitical supply and demand factors and the outcome of our risk management strategies. Prices for natural gas, manufacturing chemicals and denaturant are tied directly to the overall energy sector, crude oil and unleaded gasoline. We market and sell our products primarily in the continental United States using third party marketers. Renewable Products Marketing Group, LLC markets our ethanol. CHS, Inc. markets our dried distillers grains. Meadowland Farmers Co-op supplies our corn.

Effective April 1, 2012, we entered into a the Sixth Amendment of Construction Loan Agreement and the Fifth Amended and Restated Promissory Notes which amended our Construction Loan Agreement originally dated April 24, 2008 with First National Bank of Omaha, as administrative agent and collateral agent (collectively referred to as "FNBO"), and the Fourth Amended and Restated Promissory Notes executed on August 26, 2011. These amendments extend our line of credit until April 1, 2013 and modify the interest rate thereon to the three (3) month LIBOR rate plus 350 basis points with no minimum interest rate.

In November 2011, we signed a non-binding letter of intent with Butamax Advanced Biofuels for the purpose of discussing the possible implementation of biobutanol technology and commercial-scale production of biobutanol at our facility. Management is currently performing its due diligence and working with Butamax Advanced Biofuels to develop a scope of definitive agreements. Management expects to continue to work towards these definitive agreements for approximately the next 3 to 6 months. However, there is no guarantee that definitive agreements to implement biobutanol technology will be executed. If we decide to proceed with biobutanol technology, there is no assurance that there will be a market for biobutanol, that the biobutanol technology as developed by Butamax Advanced Biofuels will be effective or that our Company will be profitable.

There have been some recent developments in legislation that impact the ethanol industry. One such development concerns the Volumetric Ethanol Excise Tax Credit ("VEETC"). VEETC provided a volumetric ethanol excise tax credit of 4.5 cents per gallon of gasoline that contains at least 10% ethanol (total credit of 45 cents per gallon of ethanol blended which is 4.5 divided by the 10% blend). VEETC expired on December 31, 2011. In addition to the expiration of the tax incentives, a 54 cent per gallon tariff imposed on ethanol imported into the United States also expired on December 31, 2011. Management believes that the expiration of VEETC will not have a significant effect on ethanol demand provided gasoline prices remain high and the renewable fuels use requirement of the Federal Renewable Fuels Standard ("RFS") is maintained. The RFS requires that a certain amount of renewable fuels must be used in the United States each year. However, if the RFS is repealed, ethanol demand may be significantly impacted. Recently, there have been proposals in Congress to reduce or eliminate the RFS. Management does not believe that these proposals will be adopted in the near future. However, if the RFS is reduced or eliminated, the market price and demand for ethanol will likely decrease which could negatively impact our financial performance.

Many in the ethanol industry believe that it will be difficult to meet the RFS requirement in future years without an increase in the percentage of ethanol that can be blended with gasoline for use in standard (non-flex fuel) vehicles. Most ethanol that is used in the United States is sold in a blend called E10. E10 is a blend of 10% ethanol and 90% gasoline. E10 is approved for use in all standard vehicles. The United States Environmental Protection Agency (the "EPA") has approved the use of E15, gasoline which is blended at a rate of 15% ethanol and 85% gasoline, in vehicles manufactured in the model year 2001 and later. However, there were still significant federal and state regulatory hurdles that needed to be addressed. The EPA has made recent gains towards clearing those federal regulatory hurdles. In February 2012, the EPA approved health effects and emissions testing on E15 which was required by the Clean Air Act before E15 can be sold into the market. In March 2012, the EPA approved a model Misfueling Mitigation Plan and fuel survey which must be submitted by applicants before E15 registrations can be approved. Finally, in April 2012, the EPA approved the first E15 registrations approving twenty producers who have successfully registered their product to be used as E15. Although management believes that these developments are significant steps towards introduction of E15 in the marketplace, there are still obstacles to meaningful market penetration by E15. Many states still have regulatory issues that prevent the sale of E15. In addition, sales of E15 may be limited because it is not approved for use in all vehicles, the EPA requires a label that management believes may discourage consumers from using E15, and retailers may choose not to sell E15 due to concerns regarding liability. As a result, management believes that E15 may not have an immediate impact on ethanol demand in the United States.

The State of Minnesota recently passed the 2012 Omnibus Agriculture Policy bill which extends the start of a mandate for all gasoline blends sold in Minnesota to contain at least 20% ethanol by volume, or the maximum percentage of ethanol by volume allowed by the EPA, to August 30, 2015. The bill also requires certain state agencies to develop recommendations for incorporating biofuels other than ethanol into the mandate.

In late 2009, California passed a Low Carbon Fuels Standard ("LCFS"). The California LCFS requires that renewable fuels used in California must accomplish certain reductions in greenhouse gases which is measured using a lifecycle analysis, similar to the RFS. On December 29, 2011, a federal court in California ruled that the California LCFS was unconstitutional which halted implementation of the California LCFS. However, the California Air Resources Board ("CARB") appealed this court ruling and on April 23, 2012, a federal appellate court in California granted a request to temporarily reinstate the LCFS while the case is on appeal. This decision will allow the CARB to continue implementation of the LCFS which could negatively impact demand for corn-based ethanol and result in decreased ethanol prices.

We expect to fund our operations during the next 12 months using cash flow from our continuing operations and our current credit facilities. However, based on volatility in the cost of corn and potentially tight or even negative margins throughout the period, we may need to seek additional funding.

Results of Operations for the Three Months Ended April 30, 2012 and 2011

The following table shows the results of our operations and the approximate percentage of revenues, costs of goods sold, operating expenses and other items to total revenues in our unaudited statements of operations for the three months ended April 30, 2012 and 2011:

	2012		2011
Income Statement Data	Amount	%	Amount	%
	(unaudited)		(unaudited)
Revenue	$33,771,321	100.00%	$37,394,958	100.00%
Cost of Goods Sold	34,752,072	102.90%	34,960,815	93.49%
Gross Profit (Loss)	(980,751)	(2.90)%	2,434,143	6.51%
Operating Expenses	486,777	1.44%	471,601	1.26%
Operating Profit (Loss)	(1,467,528)	(4.35)%	1,962,542	5.25%
Other Expense	(862,748)	(2.55)%	(1,125,065)	(3.01)%
Net Income (Loss)	$(2,330,276)	(6.90)%	$837,477	2.24%

Our revenues are derived from the sale of our ethanol and distillers grains.

The following table shows the sources of our revenue for the three months ended April 30, 2012.

Revenue Sources	Amount (Unaudited)	Percentage of Total Revenues (Unaudited)

Ethanol Sales	$27,023,106	80.02%
Modified Distillers grains sales	1,644,606	4.87%
Dried Distillers grains sales	5,103,609	15.11%
Total Revenues	$33,771,321	100.00%

The following table shows the sources of our revenue for the three months ended April 30, 2011.

Revenue Sources	Amount (Unaudited)	Percentage of Total Revenues (Unaudited)

Ethanol Sales	$31,610,932	84.53%
Modified Distillers grains sales	103,457	0.28%
Dried Distillers grains sales	5,680,569	15.19%
Total Revenues	$37,394,958	100.00%

Our total revenues were lower for the three month period ended April 30, 2012 compared to the same period in 2011, primarily due to lower prices we received for ethanol.
We experienced a slight decrease in the gallons of ethanol sold in the three month period ended April 30, 2012 as compared to the three month period ended April 30, 2011. The gallons of ethanol we sold during the three month period ended April 30, 2012 decreased by approximately 0.04% as compared to the number of gallons of ethanol we sold for the three months ended April 30, 2011. The average ethanol sales price per gallon we received for the three month period ended April 30, 2012 was approximately 14.46% lower than the average price we received for the same period of 2011.

Management attributes this decrease in the average price we received for our ethanol due to decreased gasoline demand which negatively impacted ethanol demand since ethanol is typically blended with gasoline. In addition, higher ethanol reserves resulted in excess ethanol supply. Management anticipates we will continue to see decreased ethanol prices and volatility throughout our 2012 fiscal year.

Distillers grains represent a larger portion of our revenues during the three months ended April 30, 2012 compared to the same period of 2011. Management believes that this is a result of the higher modified and dried distillers grains prices we received during our second fiscal quarter of 2012 compared to the same period of 2011. For the three months ended April 30, 2012, the average price per ton that we received for our modified distillers grains was approximately 63.47% higher than during the three months ended April 30, 2011. For the three months ended April 30, 2012, the average price per ton that we received for our dried distillers grains was approximately 9.23% higher than the average price we received during the three months ended April 30, 2011. The Company also experienced an increase in the number of tons of modified distillers grains sold of approximately 19,000 tons and a decrease in the number of tons of dried distillers grains sold of approximately 6,000 tons in the first fiscal quarter of 2012 as compared to the same time period of 2011.

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

Operating margins were negative during our second fiscal quarter. Management anticipates that our results of operations for our 2012 fiscal year may continue to be affected by volatility in the commodity markets and that negative margins could continue. If plant operating margins remain low or even negative for an extended period of time, management anticipates that this could significantly impact our liquidity, especially if our raw material costs increase. Management believes the industry will need to continue to grow demand and further develop an ethanol distribution system to facilitate additional blending of ethanol and gasoline to offset the increased supply brought to the marketplace by additional production. Management is optimistic that ethanol demand and distribution will expand so long as positive blend economics exist for gasoline refiners and blenders.

Cost of Goods Sold

Our two largest costs of production are corn (83.88% of cost of goods sold for the three months ended April 30, 2012) and natural gas (4.82% of cost of goods sold for the three months ended April 30, 2012).

Our average price per bushel corn for the three months ended April 30, 2012 increased by approximately 1.96% per bushel compared to the same period in 2011. We used 4,539,570 bushels of corn in the three month period ended April 30, 2012 as compared to 4,449,173 bushels for the same period in 2011.

Management expects that corn prices will remain volatile through the 2012 fiscal year as a result of an increase in demand for corn and limited supply. There is considerable uncertainty regarding corn prices as they can be dramatically affected by many variables such as the weather. High corn prices may have a negative effect on our operating margins unless the price of ethanol and distillers grains outpaces rising corn prices.

In the ordinary course of business, we entered into forward purchase contracts for our commodity purchases. At April 30, 2012, we have forward corn purchase contracts for various delivery periods through June 2012 for approximately 290,000 bushels. We had gains related to corn derivative instruments of approximately $123,000 for the three months ended April 30, 2012, which decreased cost of sales. We had gains related to corn derivative instruments of approximately $556,000 for the three months ended April 30, 2011.

For the three month period ended April 30, 2012, we purchased approximately 315,700 MMBTU's compared to 331,031 MMBTU's for the same period of 2011. Our average price per MMBTU of natural gas was $5.30 for the three month period ended April 30, 2012 compared to $5.17 for the same period of 2011. Management anticipates that natural gas prices will continue at their current levels unless the natural gas industry experiences production problems or if there are large increases in natural gas demand during our 2012 fiscal year.

At April 30, 2012, we have forward natural gas purchase contracts for various delivery periods through March 2013 for approximately $2,405,000. We had losses related to natural gas based derivative instruments of approximately $190,000 for the three months ended April 30, 2012, with no corresponding gains or losses in the same period of 2011.

Operating Expense

We had operating expenses for the three months ended April 30, 2012 of $486,777 as compared to operating expenses of $471,601 for the same period of 2011. Management continues to pursue strategies to optimize efficiencies and maximize production. These efforts may result in a decrease in our operating expenses on a per gallon basis. However, because these expenses do not vary with the level of production at the plant, we expect our operating expenses to remain relatively steady.

Operating Profit (Loss)

We had a loss from operations for the three months ended April 30, 2012 of $1,467,528 which is approximately (4.35)% of our revenues compared to a profit of $1,962,542 which was approximately 5.25% of our revenues for the three months ended April 30, 2011. This decrease in our operating income is primarily due to a decrease in the prices we received for our ethanol.

Other Expense

We had total other expense for the three months ended April 30, 2012 of $862,748 compared to other expense of $1,125,065 for the three months ended April 30, 2011. Our other expense for the three months ended April 30, 2012 consisted primarily of interest expense. The net decrease in other expense is due to a decrease in interest expense resulting from our continuing scheduled payments on our debt and an increase in the gain on derivative instrument for the three months ended April 30, 2012 compared to the same period of 2011.

Results of Operations for the Six Months Ended April 30, 2012 and 2011

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the six months ended April 30, 2012 and 2011:

	2012		2011
Income Statement Data	Amount	%	Amount	%
	(unaudited)		(unaudited)
Revenue	$73,598,897	100.00%	$73,664,456	100.00%
Cost of Goods Sold	72,241,801	98.16%	69,146,241	93.87%
Gross Profit	1,357,096	1.84%	4,518,215	6.13%
Operating Expenses	1,001,892	1.36%	908,893	1.23%
Operating Profit	355,204	0.48%	3,609,322	4.90%
Other Expense	(1,719,505)	(2.34)%	(1,727,198)	(2.34)%
Net Income (Loss)	$(1,364,301)	(1.85)%	$1,882,124	1.13%

The following table shows the sources of our revenue for the six months ended April 30, 2012.

Revenue Sources	Amount (Unaudited)	Percentage of Total Revenues (Unaudited)

Ethanol Sales	$59,592,275	80.97%
Modified Distillers grains sales	2,780,374	3.78%
Dried Distillers grains sales	11,226,248	15.25%
Total Revenues	$73,598,897	100.00%

The following table shows the sources of our revenue for the six months ended April 30, 2011.

Revenue Sources	Amount (Unaudited)	Percentage of Total Revenues (Unaudited)

Ethanol Sales	$62,580,646	84.95%
Modified Distillers grains sales	212,249	0.29%
Dried Distillers grains sales	10,871,561	14.76%
Total Revenues	$73,664,456	100.00%

Our total revenues were lower for the six month period ending April 30, 2012 compared to the same period of 2011 primarily due to the lower prices we received for our ethanol.

We experienced a slight decrease in the gallons of ethanol sold in the six month period ended April 30, 2012 as compared to the six month period ended April 30, 2011. The gallons of ethanol we sold during the six month period ended April 30, 2012 decreased by approximately .78% as compared to the number of gallons of ethanol we sold for the six months ended April 30, 2011. The average per gallon ethanol sales price we received for the six month period ended April 30, 2012 was approximately 3.98% lower than the average price we received for the same period of 2011.

Distillers grains represent a larger portion of our revenues during the six months ended April 30, 2012 compared to the same period of 2011. For the six months ended April 30, 2012, the average price per ton that we received for our modified distillers grains was approximately 65.16% higher than during the six months ended April 30, 2011. For the six months ended April 30, 2012, the average price per ton that we received for our dried distillers grains was approximately 21.64% higher than during the six months ended April 30, 2011. The Company also experienced an increase in the number of tons of modified distillers grains sold of approximately 26,547 tons and a decrease in the number of tons of dried distillers grains sold of approximately 10,000 tons in the six months ended April 30, 2012 as compared to the same time period of 2011.

Cost of Goods Sold

Our costs of goods sold as a percentage of revenues were a 98.16% for the six months ended April 30, 2012 compared to 93.87% for the six months ended April 30, 2011. Our two largest costs of production are corn (82.19% of cost of goods sold for the six months ended April 30, 2012) and natural gas (5.18% of cost of goods sold for the six months ended April 30, 2012).

Our average cost per bushel of corn was approximately 4.98% lower during the first six months of our 2012 fiscal year compared to the same period of 2011. During the six month period ended April 30, 2012, we used approximately 9,533,504 bushels of corn to produce our ethanol and distillers grains as compared to approximately 9,407,010 bushels for the same period in 2011.

We had gains related to corn derivative instruments of approximately $129,000 for the six months ended April 30, 2012, which decreased cost of sales. We had gains related to corn derivative instruments of approximately $612,000 for the six months ended April 30, 2011.

For the six month period ended April 30, 2012, we purchased 664,829 MMBTU's compared to 695,392 MMBTU's for the same period of 2011. Our average price per MMBTU of natural gas was $5.63 for the six month period ended April 30, 2012 compared to $5.36 for the same period of 2011. We had losses related to natural gas based derivative instruments of approximately $418,000 for the six months ended April 30, 2012, with no corresponding gains or losses in the same period of 2011.

Operating Expense

We had operating expense for the six months ended April 30, 2012 of $1,001,892 compared to operating expense of $908,893 for the same period of 2011. We experienced an increase of approximately $93,000 in our operating expenses for the six months ended April 30, 2012, compared to the same period of 2011. Management continues to pursue strategies to optimize efficiencies and maximize production. These efforts may result in a decrease in our operating expenses on a per gallon basis. However, because these expenses do not vary with the level of production at the plant, we expect our operating expenses to remain relatively steady.

Operating Profit

We had operating income for the six months ended April 30, 2012 of $355,204 compared to operating income of $3,609,322 for the same period of 2011. Our income from operations for the six months ended April 30, 2012, was 0.48% of our revenues compared to 4.90% for the same period of 2011. Our operating profit for the six months ended April 30, 2012, was lower due primarily to due to the decrease in the price we received for our ethanol.

Other Expense

We had total other expense (net) for the six months ended April 30, 2012 of $1,719,505 compared to other expense (net) of $1,727,198 for the same period of 2011. Our other expense for the six months ended April 30, 2012, consisted primarily of interest expense offset by derivative instrument gains.

Changes in Financial Condition for the Six Months Ended April 30, 2012

The following table highlights the changes in our financial condition for the six months ended April 30, 2012 from our previous fiscal year ended October 31, 2011:

	April 30, 2012 (Unaudited)	October 31, 2011*
Current Assets	$12,601,285	$15,695,180
Current Liabilities	$5,173,726	$7,741,800
Long-Term Debt and Liabilities	$49,936,371	$50,997,079
Members' Equity	$49,183,260	$51,071,799
* Derived from audited financial statements

Current Assets. The decrease in current assets was primarily the result of a decrease in our accounts receivables of $3,889,523 which was offset partially by an increase of $1,261,583 in cash and cash equivalents on April 30, 2012 as compared to October 31, 2011.

Current Liabilities. The decrease was due primarily to a decrease in our accounts payable at April 30, 2012 as compared to October 31, 2011 and a decrease in our current maturities of long-term debt as a result of our making payments against the outstanding principal balance of our loans with FNBO.

Long-term Debt and Liabilities. Long-term debt decreased from $50,997,079 at October 31, 2011 to $49,936,371 at April 30, 2012, primarily because we continue to pay down our loans with FNBO.

Liquidity and Capital Resources

Based on financial forecasts performed by our management, we anticipate that we will have sufficient cash from our current credit facilities and cash from our operations to continue to operate the ethanol plant at capacity for the next 12 months. We do not currently anticipate seeking additional equity or debt financing in the near term. However, operating margins have narrowed and are expected to remain tight or non-existent through the end of our fiscal year. Should we experience unfavorable operating conditions in the future, we may have to secure additional debt or equity financing for working capital or other purposes.

We completed upgrades to the Company's Reverse Osmosis (RO) equipment and system during our second fiscal quarter. The cost for upgrading the RO system was approximately $267,000 and was funded from our operations. We also have construction in progress of approximately $114,000 at April 30, 2012 for maintenance and lime cake buildings which is expected to amount to approximately $350,000 and will be funded from operations. We do not currently anticipate any significant purchases of property and equipment that would require us to secure additional capital resources in the next 12 months.

The following table shows cash flows for the six months ended April 30, 2012 and 2011:

	Six Months Ended April 30
	2012	2011
	(unaudited)	(unaudited)
Net cash provided by operating activities	$5,182,921	$6,360,476
Net cash used in investing activities	(697,237)	(632,553)
Net cash used in financing activities	(3,224,101)	(5,015,231)

Cash Flow From Operations

We experienced a decrease of approximately $1,178,000 in our cash provided by operating activities for the six month period ended April 30, 2012, compared to the same period in 2011. This decrease was due to a net loss primarily driven by decreased prices for ethanol during the 2012 period. During the six months ended April 30, 2012, our capital needs were being adequately met through cash from our operating activities and our credit facilities.

Cash Flow From Investing Activities

We used approximately $65,000 more net cash for investing activities for the six month period ended April 30, 2012, as compared to the same period in 2011. This increase was primarily due to an increase in capital expenditures during the six months ended April 30, 2012.

Cash Flow From Financing Activities

We used approximately $1,791,000 less net cash for financing activities during the six months ended April 30, 2012 as compared to the same period in 2011. This decrease was primarily a result of a decrease in the amount we paid to FNBO towards the principal balance on our loans during the six months ended April 30, 2012 as compared to the same period in 2011. In addition, we paid a distribution in the amount of $500,000 to our members during the six months ended April 30, 2012.

Short-Term and Long-Term Debt Sources

On April 24, 2008, we entered into a Construction Loan Agreement (the “Agreement”) with FNBO for the purpose of funding a portion of the cost of the ethanol plant. With construction complete and the ethanol plant commencing operations, the construction loan converted to a $25,200,000 Fixed Rate Note, a $20,200,000 Variable Rate Note, a $5,000,000 Long-Term Revolving Note, a $5,000,000 line of credit and $5,600,000 to support the issuance of letters of credit by FNBO. As of April 30, 2012, the Company had $3,500,000 in letters of credit outstanding.

Fixed Rate Note

The Fixed Rate Note was initially for $25,200,000 with a variable interest rate that is fixed with an interest rate swap. We make monthly principal payments on the Fixed Rate Note for approximately $157,000 plus accrued interest. Interest will accrue on the Fixed Rate Note at the greater of the one-month LIBOR Rate, in effect from time to time, plus 300 basis points or 4%. The applicable interest rate was 4% at April 30, 2012. However, the Company entered into an interest rate swap agreement with FNBO, which fixes the interest rate on the Fixed Rate Note at 7.6% until June 2014. The outstanding balance on this note was approximately $21,246,000 and $22,209,000 at April 30, 2012 and October 31, 2011, respectively. A final balloon payment on the Fixed Rate Note of approximately $15,196,000 will be due February 26, 2015.

Variable Rate Note

The Variable Rate Note was initially for $20,200,000. We make monthly interest only payments and we will remit quarterly excess cash flow payments to FNBO which will be applied first to interest and then to principal on the Variable Rate Note with a minimum annual principal reduction of $750,000. The minimum annual principal reduction of $750,000 has already been paid at the time of filing. The outstanding balance on this note was approximately $15,567,000 and $17,327,000 at April 30, 2012 and October 31, 2011, respectively.

Interest will accrue on the Variable Rate Note at the greater of the one-month LIBOR rate plus 350 basis points or 5%. The applicable interest rate at April 30, 2012, was 5%. A final balloon payment of approximately $12,567,000 will be due February 26, 2015.

Long-term Revolving Note

The Long-term Revolving Note was initially $5,000,000. The Company was required to make a $750,000 principal repayment on the Long-term Revolving Note prior to February 2012 and reduce the outstanding principal balance to zero as pf February 2013. FNBO has no obligation to advance any additional funds and will only advance such sums as approved in its sole discretion. The Long-term Revolving Note accrues interest monthly at the greater of the one-month LIBOR plus 350 basis points, or 4%. The applicable interest rate at April 30, 2012 was 4%. The payment to reduce the balance to zero was made in September 2011. The outstanding balance on this note was $0 at April 30, 2012 and October 31, 2011, respectively.

Line of Credit

The Company has a line of credit available equal to the amount of the Company's Borrowing Base, with a maximum limit of $5,000,000. The Company's Borrowing Base will vary and may at times be less than $5,000,000. Effective April 1, 2012, we entered into the Sixth Amendment of Construction Loan Agreement and the Fifth Amended and Restated Promissory Notes which extended our line of credit until April 1, 2013 and modified the interest rate thereon to the three (3) month LIBOR rate plus 350 basis points with no minimum interest rate, which was 3.97% at April 30, 2012. The line of credit requires monthly interest payments. As of April 30, 2012, the Company had not drawn on the line of credit and the Company had maximum availability of $5,000,000 under the line of credit at April 30, 2012.

Covenants and other Miscellaneous Financing Agreement Terms

The loan agreements are subject to various financial and non-financial covenants that limit distributions and debt and require minimum debt service coverage, net worth, and working capital requirements. We are currently in compliance with our loan covenants and anticipate being in compliance with these covenants through April 30, 2013. Additionally, we are limited to annual capital expenditures of $1,000,000 without prior approval of FNBO. We will also be prohibited from making distributions to our members without the prior approval of FNBO. In connection with the bank financing agreement, we executed a mortgage in favor of FNBO creating a first lien on our real estate and plant and a security interest in all personal property located on the property and assigned in favor of FNBO, all rents and leases to our property, our marketing contracts, our risk management services contract, and our natural gas, electricity, water service and grain procurement agreements.

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

Butamax Advanced Biofuels

In November 2011, we signed a non-binding letter of intent with Butamax Advanced Biofuels for the purpose of discussing the possible implementation of biobutanol technology and commercial-scale production of biobutanol at our facility. Management is currently performing its due diligence and working with Butamax Advanced Biofuels to develop a scope of definitive agreements. However, there is no guarantee that definitive agreements to implement biobutanol technology will be executed.

Distribution

On March 1, 2012, the board of governors approved a distribution of $100.95 per unit for members of record as of that date. The distribution was paid in March 2012.

Critical Accounting Estimates

Management uses various estimates and assumptions in preparing our financial statements in accordance with generally accepted accounting principles.  These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Our most critical accounting estimates, which require the greatest use of judgment by management, are designated as critical accounting estimates and include policies related to the carrying value of long-lived assets, inventory valuation and derivatives. An in-depth description of these can be found in our Annual Report on Form 10-K for the fiscal year ended October 31, 2011. Management has not changed the method of calculating and using estimates and assumptions in preparing our condensed financial statements in accordance with generally accepted accounting principles. There have been no changes in the policies for our accounting estimates for the quarter ended April 30, 2012.

We are exposed to the impact of market fluctuations associated with interest rates and commodity prices as discussed below. We use derivative financial instruments as part of an overall strategy to attempt to manage market risk.

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from holding a revolving line of credit and term loans which bear variable interest rates. We manage our floating rate debt using an interest rate swap. We entered into a fixed rate swap to alter our exposure to the impact of changing interest rates on our results of operations and future cash outflows for interest. We use the interest rate swap contract to separate interest rate risk management from the debt funding decision. As of April 30, 2012, our interest rate swap had a liability fair value of $1,573,292.

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

For the three and six months ended April 30, 2012, we recorded a loss due to the change in fair value of our outstanding natural gas derivative positions of approximately $190,000 and $418,000, respectively. We recorded gains due to changes in the fair value of our outstanding corn derivative positions for the three and six months ended April 30, 2012 of approximately $123,000 and $129,000, respectively. We also recorded gains due to changes in the fair value of our interest rate swap for the three and six months ended April 30, 2012 of approximately $206,000 and $365,000, respectively.

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

Our management, including our Chief Executive Officer (the principal executive officer), Brian Kletscher, along with our Chief Financial Officer (the principal financial officer), Mark Peterson, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2012. Based upon this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Our management, including our principal executive officer and principal financial officer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred during the quarter ended April 30, 2012 and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes in the risks that we face since the date when we filed our Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information

None.

Item 6. Exhibits.

(a)	The following exhibits are filed as part of this report.

Exhibit No.	Exhibit
10.1	Fifth Amended and Restated Revolving Promissory Note between First National Bank of Omaha and Highwater Ethanol, LLC dated April 1, 2012.
10.2	Fifth Amended and Restated Revolving Promissory Note between First National Bank of Omaha and Highwater Ethanol, LLC dated April 1, 2012.
10.3	Sixth Amendment of Construction Loan Agreement between First National Bank of Omaha and Highwater Ethanol, LLC dated April 1, 2012.
31.1	Certificate Pursuant to 17 CFR 240.13a-14(a)*
31.2	Certificate Pursuant to 17 CFR 240.13a-14(a)*
32.1	Certificate Pursuant to 18 U.S.C. Section 1350*
32.2	Certificate Pursuant to 18 U.S.C. Section 1350*
101
The following financial information from Highwater Ethanol, LLC's Quarterly Report on Form 10-Q for the quarter ended April 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets as of April 30, 2012 and October 31, 2011, (ii) Condensed Statements of Operations for the three and six months ended April 30, 2012 and 2011, (iii) Condensed Statements of Cash Flows for the six months ended April 30, 2012 and 2011, and (iv) the Notes to Condensed Financial Statements.**

* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HIGHWATER ETHANOL, LLC

Date:	June 12, 2012	/s/ Brian Kletscher
Brian Kletscher
Chief Executive Officer
(Principal Executive Officer)

Date:	June 12, 2012	/s/ Mark Peterson
Mark Peterson
Chief Financial Officer
(Principal Financial and Accounting Officer)