Form 10-Q
period 2012-07-31
HIGHWATER ETHANOL LLC
filed 2012-09-14
CIK 1371451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended July 31, 2012

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
☐ Yes     ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  As of September 14, 2012, there were 4,953 membership units outstanding.

PART I    FINANCIAL INFORMATION

Item 1. Financial Statements

HIGHWATER ETHANOL, LLC
Condensed Balance Sheets

ASSETS	July 31, 2012	October 31, 2011
	(Unaudited)
Current Assets
Cash and equivalents	$125,458	$3,427,683
Restricted cash	358,125	465,720
Restricted marketable securities	27,828	66,319
Accounts receivable	7,193,677	7,493,851
Inventories	4,794,652	4,167,870
Prepaids and other	21,566	73,737
Total current assets	12,521,306	15,695,180

Property and Equipment
Land and land improvements	6,820,842	6,813,722
Buildings	37,997,211	37,965,861
Office equipment	351,224	346,259
Equipment	60,743,549	60,209,552
Vehicles	41,994	41,994
Construction in progress	365,580	138,714
	106,320,400	105,516,102
Less accumulated depreciation	(18,405,598)	(13,704,182)
Net property and equipment	87,914,802	91,811,920

Other Assets
Investments in RPMG	605,000	605,000
Restricted marketable securities	1,518,000	1,518,000
Debt issuance costs, net	893,804	1,103,740
Deposits	195,727	195,547
Total other assets	3,212,531	3,422,287

Total Assets	$103,648,639	$110,929,387

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Condensed Balance Sheets

LIABILITIES AND MEMBERS' EQUITY	July 31, 2012	October 31, 2011
	(Unaudited)
Current Liabilities
Accounts payable	$1,715,412	$2,489,769
Accrued expenses	737,434	511,933
Derivative instruments	1,000,690	1,020,599
Current maturities of long-term debt	2,108,904	3,719,499
Total current liabilities	5,562,440	7,741,800

Long-Term Debt	49,377,560	50,997,079

Derivative Instrument	608,479	1,118,709

Commitments and Contingencies	—	—

Members' Equity
Members' equity, 4,953 units outstanding	48,100,160	51,071,799
Total Liabilities and Members’ Equity	$103,648,639	$110,929,387

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Condensed Statements of Operations

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	July 31, 2012	July 31, 2011	July 31, 2012	July 31, 2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$39,240,928	$43,133,745	$112,839,825	$116,798,201

Cost of Goods Sold	39,055,338	40,791,147	111,297,139	109,937,388

Gross Profit	185,590	2,342,598	1,542,686	6,860,813

Operating Expenses	389,093	477,316	1,390,985	1,386,209

Operating Profit (Loss)	(203,503)	1,865,282	151,701	5,474,604

Other Income (Expense)
Interest income	33,972	34,324	70,828	72,222
Other income	2,196	430	52,361	50,996
Interest expense	(1,070,170)	(1,165,721)	(3,241,897)	(3,617,963)
Gain (loss) on derivative instrument	168,653	(61,222)	533,856	575,358
Total other expense, net	(865,349)	(1,192,189)	(2,584,852)	(2,919,387)

Net Income (Loss)	$(1,068,852)	$673,093	$(2,433,151)	$2,555,217

Weighted Average Units Outstanding	4,953	4,953	4,953	4,953
Net Income (Loss) Per Unit	$(215.80)	$135.90	$(491.25)	$515.89
Distributions Per Unit	$—	$—	$100.95	$—

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Condensed Statements of Comprehensive Income (Loss)

	Nine Months Ended	Nine Months Ended
	July 31, 2012	July 31, 2011
	(Unaudited)	(Unaudited)

Net Income (Loss)	$(2,433,151)	$2,555,217
Other Comprehensive Income
Unrealized loss on restricted marketable securities	(38,491)	(33,712)
Comprehensive Income (Loss)	$(2,471,642)	$2,521,505

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Condensed Statements of Cash Flows

	Nine Months Ended	Nine Months Ended
	July 31, 2012	July 31, 2011

Cash Flows from Operating Activities
Net income (loss)	$(2,433,151)	$2,555,217
Adjustments to reconcile net income (loss) to net cash provided by operations
Depreciation and amortization	4,911,352	4,920,216
Interest payments made from restricted cash	67,276	33,645
Change in fair value of derivative instruments	139,221	377,455
Increase in restricted cash from net interest earned	(67,276)	(67,275)
Change in assets and liabilities
Restricted cash	107,595	(556,284)
Accounts receivable, including members	300,174	(1,644,135)
Inventories	(626,782)	325,509
Derivative instruments	(669,360)	(733,769)
Prepaids and other	51,991	441,922
Accounts payable, including members	(603,536)	598,654
Accrued expenses	225,501	(11,199)
Net cash provided by operating activities	1,403,005	6,239,956

Cash Flows from Investing Activities
Capital expenditures	(793,863)	(628,302)
Investment in RPMG	(181,253)	(316,138)
Net cash used in investing activities	(975,116)	(944,440)

Cash Flows from Financing Activities
Payments on long-term debt	(3,230,114)	(6,262,982)
Member distributions	(500,000)	—
Net cash used in financing activities	(3,730,114)	(6,262,982)

Net Decrease in Cash and Equivalents	(3,302,225)	(967,466)

Cash and equivalents – Beginning of Period	3,427,683	3,856,173

Cash and equivalents – End of Period	$125,458	$2,888,707

Supplemental Cash Flow Information
Cash paid for interest expense	$1,968,783	$3,173,624

Supplemental Disclosure of Noncash Financing and Investing Activities
Unrealized loss on restricted marketable securities	$(38,491)	$(33,712)
Capital expenditures included in accounts payable	$22,826	$10,000
Investment in RPMG included in accounts payable	$—	$288,862

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Notes to Unaudited Condensed Financial Statements
July 31, 2012

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

In the opinion of management, the interim condensed financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for fair presentation of the Company's financial position as of July 31, 2012 and the results of operations and cash flows for all periods presented.

Nature of Business

Highwater Ethanol, LLC, (a Minnesota Limited Liability Company) operates a 50 million gallon per year nameplate capacity ethanol plant in Lamberton, Minnesota. The Company produces and sells fuel ethanol and distillers grains, a co-product of the fuel ethanol production process, in the continental United States, Mexico and Canada.

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
July 31, 2012

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

Fair Value of Financial Instruments

The carrying value of cash, accounts receivable, and accounts payable, and other working capital items approximate fair value at July 31, 2012 due to the short maturity nature of these instruments.

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

HIGHWATER ETHANOL, LLC
Notes to Unaudited Condensed Financial Statements
July 31, 2012

	Fair Value as of	Fair Value Measurement Using
	July 31, 2012	Level 1	Level 2	Level 3
Restricted marketable securities - current	$27,828	$27,828	$—	$—
Restricted marketable securities - long-term	$1,518,000	$1,518,000	$—	$—
Derivative instrument - interest rate swap	$(1,404,639)	$—	$(1,404,639)	$—
Derivative instrument - corn contracts	$(204,530)	$(204,530)	$—	$—

	Fair Value as of	Fair Value Measurement Using
	October 31, 2011	Level 1	Level 2	Level 3
Restricted marketable securities - current	$66,319	$66,319	$—	$—
Restricted marketable securities - long-term	$1,518,000	$1,518,000	$—	$—
Derivative instrument - interest rate swap	$(1,938,496)	$—	$(1,938,496)	$—
Derivative instrument - corn contracts	$(200,812)	$(200,812)	$—	$—

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

4. RESTRICTED MARKETABLE SECURITIES

The cost and fair value of the Company's restricted marketable securities consist of the following at July 31, 2012:

	Amortized Cost	Gross Unrealized Gains	Fair Value

Restricted marketable securities - Current
municipal obligations	$27,828	$—	$27,828

Restricted marketable securities - Long-term municipal obligations	1,481,289	36,711	1,518,000

Total restricted marketable securities	$1,509,117	$36,711	$1,545,828

The long-term restricted marketable securities relate to the debt service reserve fund required by the capital lease agreement. The Company had unrealized gains of $36,711 and $75,202 included in accumulated other comprehensive income at July 31, 2012 and October 31, 2011, respectively.

Shown below are the contractual maturities of marketable securities with fixed maturities at July 31, 2012. Actual maturities may differ from contractual maturities because certain securities may contain early call or prepayment rights.

Due within 1 year	$1,302,343
Due in 1 to 3 years	243,485
Total	$1,545,828

HIGHWATER ETHANOL, LLC
Notes to Unaudited Condensed Financial Statements
July 31, 2012

5. INVENTORIES

Inventories consisted of the following at:

	July 31, 2012	October 31, 2011*

Raw materials	$1,273,532	$1,957,121
Spare parts and supplies	831,321	487,128
Work in process	1,407,387	1,139,783
Finished goods	1,282,412	583,838
Total	$4,794,652	$4,167,870

*Derived from Audited financial statements

6. DERIVATIVE INSTRUMENTS

As of July 31, 2012, the Company had entered into corn and natural gas derivative instruments and an interest rate swap agreement, which are required to be recorded as either assets or liabilities at fair value in the statement of financial position. Derivatives qualify for treatment as hedges when there is a high correlation between the change in fair value of the derivative instrument and the related change in value of the underlying hedged item. The Company must designate the hedging instruments based upon the exposure being hedged as a fair value hedge, a cash flow hedge or a hedge against foreign currency exposure. The derivative instruments outstanding at July 31, 2012 are not designated as effective hedges for accounting purposes.

Interest Rate Swap

At July 31, 2012, the Company had a notional amount of approximately $19,376,000 outstanding in the swap agreement that fixes the interest rate at 7.6% until June 2014.

Corn and Natural Gas Contracts

As of July 31, 2012, the Company has open positions for 425,000 bushels of corn. Management expects all open positions outstanding as of July 31, 2012 to be realized within the next twelve months.

The following tables provide details regarding the Company's derivative instruments at July 31, 2012:

Instrument	Balance Sheet location	Assets	Liabilities

Interest rate swap	Derivative instruments	$—	$1,404,639
Corn contracts	Derivative instruments	$—	$204,530

The following tables provide details regarding the gains (losses) from the Company's derivative instruments in the statements of operations, none of which are designated as hedging instruments:

HIGHWATER ETHANOL, LLC
Notes to Unaudited Condensed Financial Statements
July 31, 2012

	Statement of	Three Months Ended July 31,
	Operations location	2012	2011
Interest rate swap	Other income (expense)	$168,653	$(61,222)
Corn contracts	Cost of goods sold	149,915	(255,035)
Natural gas contracts	Cost of goods sold	(1,005)	—

	Statement of	Nine Months Ended July 31,
	Operations location	2012	2011
Interest rate swap	Other income (expense)	$533,856	$575,358
Corn contracts	Cost of goods sold	279,346	357,238
Natural gas contracts	Cost of goods sold	(419,021)	—

7. DEBT FINANCING

Long-term debt consists of the following at:

	July 31, 2012	October 31, 2011*
Fixed rate note payable, see terms below	$20,739,701	$22,209,080

Variable rate note payable, see terms below	15,566,763	17,327,498

Capital lease	15,180,000	15,180,000

Total	51,486,464	54,716,578

Less amounts due within one year	2,108,904	3,719,499

Net long-term debt	$49,377,560	$50,997,079
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

Fixed Rate Note

The Fixed Rate Note was initially $25,200,000 and has a variable interest rate that is fixed with an interest rate swap. The Company makes monthly principal payments on the Fixed Rate Note of approximately $168,000 plus accrued interest. Interest accrues on the Fixed Rate Note at the greater of the one-month LIBOR rate plus 300 basis points or 4%, which was 4% at July 31, 2012. A final balloon payment on the Fixed Rate Note of approximately $15,174,000 will be due February 26, 2015.

Variable Rate Note

The Variable Rate Note was initially $20,200,000. The Company makes monthly payments of interest only. Interest accrues on the Variable Rate Note at the greater of the one-month LIBOR rate plus 350 basis points or 5%, which was 5% at July 31, 2012. The Company also makes quarterly 50% excess cash flow payments which are first applied to interest and then to principal on the Variable Rate Note with a minimum annual principal reduction of $750,000 which has been made at the time of this filing. A final balloon payment of approximately $12,567,000 will be due February 26, 2015.

HIGHWATER ETHANOL, LLC
Notes to Unaudited Condensed Financial Statements
July 31, 2012

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

Line of Credit

The Company's Line of Credit accrues interest at the 90 day LIBOR plus 350 basis points which was 3.95% at July 31, 2012. The line of credit requires monthly interest payments. In April 2012, the Company extended the line of credit to April 2013. At July 31, 2012, there are no borrowings outstanding and the maximum availability was $5,000,000.

As of April 30, 2012, the Company has letters of credit outstanding of $3,500,000. The Company pays interest at a rate of 1.75% on amounts outstanding and the letters of credit are valid until August 2012.

Capital Lease

The Company has a lease agreement with the City of Lamberton, Minnesota for $15,180,000. During the quarter ended July 31, 2012, the Company was not in compliance with the fixed charge coverage ratio of the lease agreement. The Company subsequently received a waiver of this violation. The Company believes it will be in compliance with the covenants for the next year.

The estimated maturities of the long-term debt at July 31, 2012 are as follows:

2013	$2,108,904
2014	3,947,224
2015	32,663,669
2016	1,606,667
2017 and thereafter	11,160,000

Long-term debt	$51,486,464

8. COMMITMENTS AND CONTINGENCIES

Marketing Agreements

The Company entered into an ethanol marketing agreement with their current marketer to purchase, market, and distribute all the ethanol produced by the Company. The Company also entered into a member control agreement with the marketer whereby the Company made capital contributions and became a minority owner. The buy-in commitment was $605,000 and as of July 31, 2012, the Company has paid this commitment in full.  The member control agreement became effective on February 1, 2011 and provided the Company a membership interest with voting rights. The marketing agreement will terminate if the Company ceases to be a member.  The Company will assume certain of the member's rail car leases if the agreement is terminated.

Regulatory Agencies

The Company is subject to oversight from regulatory agencies regarding environmental concerns which arise in the ordinary course of its business.

Forward Contracts

The Company has forward contracts in place for natural gas purchases for approximately $1,602,000 through March 2013, which represents approximately 41% of the Company's projected usage for the corresponding time period.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three and nine month periods ended July 31, 2012, compared to the same periods of the prior fiscal year. This discussion should be read in conjunction with the condensed financial statements and notes and the information contained in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2011.

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

Overview

Highwater Ethanol, LLC (“we,” “our,” “Highwater” or the “Company”) is a Minnesota limited liability company formed on May 2, 2006. Since August 2009, we have been engaged in the production of ethanol and distillers grains at the ethanol plant. Our plant has nameplate capacity of 50 million gallons of undenatured ethanol per year. However, modifications to our air emissions permit approved by Minnesota Pollution Control Agency in February 2012 allow us to produce 58 million gallons per year of undenatured ethanol per year. Our plant is currently operating at a rate of 56 million gallons per year and management anticipates it will continue to operate between 55-57 million gallons per year in the future.

Our operating results are largely driven by the prices at which we sell our ethanol and distillers grains as well as the other costs related to production. The price of ethanol has historically fluctuated with the price of corn. The price of distillers grains has also historically been influenced by the price of corn as a substitute livestock feed. We expect these price relationships to continue for the foreseeable future, although recent volatility in the commodities markets makes historical pricing relationships less reliable. Our largest costs of production are corn, natural gas, depreciation and manufacturing chemicals. The cost of corn is largely impacted by geopolitical supply and demand factors and the outcome of our risk management strategies. Prices for natural gas, manufacturing chemicals and denaturant are tied directly to the overall energy sector, crude oil and unleaded gasoline. We market and sell our products primarily in the continental United States using third party marketers. RPMG, Inc. ("RPMG") markets our ethanol. CHS, Inc. markets our dried distillers grains. Meadowland Farmers Co-op supplies our corn.

Effective August 27, 2012, we executed a Member Amended and Restated Ethanol Marketing Agreement (the "Agreement") with RPMG. The terms of the Agreement become effective on October 1, 2012. Prior to October 1, 2012, we will continue to market ethanol through RPMG pursuant to our current ethanol marketing agreement. We are an equity owner of Renewable Products Marketing Group, LLC (“RPMG LLC”), the parent entity of RPMG. Since we are owner of RPMG LLC, our ethanol marketing fees are based on RPMG's cost to market our ethanol. Further, as an owner, we share in the profits and losses generated by RPMG when it markets products for other producers who are not owners of RPMG LLC. The Agreement provides that RPMG is our exclusive ethanol marketer and that we can sell our ethanol either through an index arrangement or at an agreed upon fixed price. The term of the Agreement is perpetual until terminated according to the Agreement. The primary reasons the Agreement would terminate are if we cease to be an owner of RPMG LLC, if there is a breach of the Agreement which is not cured, or if we give advance notice to RPMG that we wish to terminate the Agreement. Notwithstanding our right to terminate the Agreement, we may be obligated to continue to market our ethanol through RPMG for a period of time after termination. Further, following termination, we agree to accept an assignment of certain railcar leases which RPMG has secured to service the Company. If the Agreement is terminated, it would trigger a redemption by RPMG LLC of our ownership interest in RPMG LLC.

In November 2011, we signed a non-binding letter of intent with Butamax Advanced Biofuels for the purpose of discussing the possible implementation of biobutanol technology and commercial-scale production of biobutanol at our facility. Management is currently performing its due diligence and working with Butamax Advanced Biofuels to develop a scope and work towards definitive agreements. However, there is no guarantee that definitive agreements to implement biobutanol technology will be executed. If we decide to proceed with biobutanol technology, there is no assurance that there will be a market for biobutanol, that the biobutanol technology as developed by Butamax Advanced Biofuels will be effective or that we will be profitable.

There have been developments in legislation that impact the ethanol industry. One such development concerns the Volumetric Ethanol Excise Tax Credit ("VEETC"). VEETC provided a volumetric ethanol excise tax credit of 4.5 cents per gallon of gasoline that contains at least 10% ethanol (total credit of 45 cents per gallon of ethanol blended which is 4.5 divided by the 10% blend). VEETC expired on December 31, 2011. In addition to the expiration of the tax incentives, a 54 cent per gallon tariff imposed on ethanol imported into the United States also expired on December 31, 2011. Management believes that the expiration of VEETC will not have a significant effect on ethanol demand provided gasoline prices remain high and the renewable fuels use requirement of the Federal Renewable Fuels Standard ("RFS") is maintained. The RFS requires that a certain amount of renewable fuels must be used in the United States each year. However, if the RFS is repealed, ethanol demand may be significantly impacted. Recently, there have been proposals in Congress to reduce or eliminate the RFS. In addition, several states have filed RFS waiver requests citing economic harm resulting from the drought suffered in the United States. If the RFS is reduced or eliminated or if the waivers of the RFS are granted, the market price and demand for ethanol will likely decrease which could negatively impact our financial performance.

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

In April 2012, the EPA approved the first E15 registrations approving twenty producers who have successfully registered their product to be used as E15. In June 2012, the EPA gave final approval of the sale of E15. Although management believes that these developments are significant steps towards introduction of E15 in the marketplace, there are still obstacles to meaningful market penetration by E15. Many states still have regulatory issues that prevent the sale of E15. In addition, sales of E15 may be limited because it is not approved for use in all vehicles, the EPA requires a label that management believes may discourage consumers from using E15, and retailers may choose not to sell E15 due to concerns regarding liability. As a result, management believes that E15 may not have an immediate impact on ethanol demand in the United States.

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

The United States is currently experiencing ongoing drought conditions. While the State of Minnesota has been spared the worst of the effects of the drought, severe drought conditions impacting much of the rest of the Midwest have created uncertainty regarding the amount of corn that will be harvested in the fall of 2012. While the average price per bushel of corn for the three months ended July 31, 2012 decreased compared to the same period in 2011, corn prices trended upwards beginning in July 2012 in response to this uncertainty. Higher corn prices have not been offset by ethanol prices which has resulted in tighter operating margins. These tighter operating margins have resulted in some ethanol plants slowing or even halting production altogether. Management believes that an adequate corn supply will be available in our area. However, corn prices will also likely continue to be volatile and should we experience unfavorable operating conditions that prevent us from profitably operating the ethanol plant, we may need to reduce production at our plant.

We expect to fund our operations during the next 12 months using cash flow from our continuing operations and our current credit facilities. However, based on volatility in the cost of corn and potentially tight or even negative margins throughout the period, we may need to seek additional funding.

Results of Operations for the Three Months Ended July 31, 2012 and 2011

The following table shows the results of our operations and the approximate percentage of revenues, costs of goods sold, operating expenses and other items to total revenues in our unaudited statements of operations for the three months ended July 31, 2012 and 2011:

	2012		2011
Income Statement Data	Amount	%	Amount	%
	(unaudited)		(unaudited)
Revenue	$39,240,928	100.00%	$43,133,745	100.00%
Cost of Goods Sold	39,055,338	99.53%	40,791,147	94.57%
Gross Profit (Loss)	185,590	0.47%	2,342,598	5.43%
Operating Expenses	389,093	0.99%	477,316	1.11%
Operating Profit (Loss)	(203,503)	(0.52)%	1,865,282	4.32%
Other Expense	(865,349)	(2.21)%	(1,192,189)	(2.76)%
Net Income (Loss)	$(1,068,852)	(2.72)%	$673,093	1.56%

Our revenues are derived from the sale of our ethanol and distillers grains.

The following table shows the sources of our revenue for the three months ended July 31, 2012.

Revenue Sources	Amount (Unaudited)	Percentage of Total Revenues (Unaudited)

Ethanol Sales	$30,816,693	78.54%
Modified Distillers grains sales	2,450,688	6.25%
Dried Distillers grains sales	5,973,547	15.22%
Total Revenues	$39,240,928	100.00%

The following table shows the sources of our revenue for the three months ended July 31, 2011.

Revenue Sources	Amount (Unaudited)	Percentage of Total Revenues (Unaudited)

Ethanol Sales	$36,136,305	83.78%
Modified Distillers grains sales	193,768	0.45%
Dried Distillers grains sales	6,803,672	15.77%
Total Revenues	$43,133,745	100.00%

Our total revenues were lower for the three month period ended July 31, 2012 compared to the same period in 2011 primarily due to lower prices we received for ethanol.
We experienced an increase in the gallons of ethanol sold in the three month period ended July 31, 2012 as compared to the three month period ended July 31, 2011. The gallons of ethanol we sold during the three month period ended July 31, 2012 increased by approximately 5% as compared to the number of gallons of ethanol we sold for the three months ended July 31, 2011. The average ethanol sales price per gallon we received for the three month period ended July 31, 2012 was approximately 19% lower than the average price we received for the same period of 2011.

Management attributes this decrease in the average price we received for our ethanol to decreased gasoline demand which negatively impacted ethanol demand since ethanol is typically blended with gasoline. In addition, higher ethanol reserves resulted in excess ethanol supply. We experienced a sharp decrease in ethanol prices in May. Subsequently, ethanol prices have trended upwards. Management anticipates that ethanol prices will continue to change in relation to corn and energy prices and anticipates continued volatility in the price of ethanol throughout our 2012 fiscal year.

Distillers grains represent a larger portion of our revenues during the three months ended July 31, 2012 compared to the same period of 2011. Management believes that this is a result of the higher modified and dried distillers grains prices we received during our third fiscal quarter of 2012 compared to the same period of 2011. For the three months ended July 31, 2012, the average price per ton that we received for our modified distillers grains was approximately 42% higher than during the three months ended July 31, 2011. For the three months ended July 31, 2012, the average price per ton that we received for our dried distillers grains was approximately 16% higher than the average price we received during the three months ended July 31, 2011. We also experienced an increase in the number of tons of modified distillers grains sold of approximately 21,000 tons and a decrease in the number of tons of dried distillers grains sold of approximately 9,500 tons in the third fiscal quarter of 2012 as compared to the same time period of 2011.

These higher sales prices are believed to be the result of increased demand from domestic consumers due to the drought conditions experienced in the United States and foreign exports. Distillers grain prices have trended upwards throughout our third fiscal quarter in relation to strong corn prices. In addition, prices of distillers grains are trading at a lesser discount when compared to the price of corn than is typically expected during the summer months. Management anticipates that distillers grains prices will continue to follow corn prices during our 2012 fiscal year with distillers grains continuing to trade closer to the price of corn on into the winter months despite volatility in the corn market.

Operating margins were negative during our third fiscal quarter. Management anticipates that our results of operations for our 2012 fiscal year will continue to be affected by volatility in the commodity markets and that tight operating margins could continue. Management believes the industry will need to continue to grow ethanol demand and further develop an ethanol distribution system to facilitate additional blending of ethanol and gasoline to offset the increased supply brought to the marketplace by additional production. Management is optimistic that ethanol demand and distribution will expand so long as positive blend economics exist for gasoline refiners and blenders. However, should we experience unfavorable operating conditions that prevent us from profitably operating the ethanol plant, we may need to reduce production at our plant.

Cost of Goods Sold

Our two largest costs of production are corn (82.17% of cost of goods sold for the three months ended July 31, 2012) and natural gas (3.52% of cost of goods sold for the three months ended July 31, 2012).

Our average price per bushel corn for the three months ended July 31, 2012 decreased by approximately 10% per bushel compared to the same period in 2011. We used approximately 5,034,000 bushels of corn in the three month period ended July 31, 2012 as compared to approximately 4,773,000 bushels for the same period in 2011. During the three month period ended July 31, 2012, we sold more gallons of ethanol and more tons of distillers grains as compared to the same period in 2011.

Corn prices have trended upwards during our third fiscal quarter in response to concerns regarding projected corn crop for the fall 2012 due to drought conditions suffered in much of the Midwest. Management expects that corn prices will remain high through the 2012 fiscal year as a result of an increase in demand for corn and projected limited supply. High corn prices will have a negative effect on our operating margins unless the price of ethanol and distillers grains keeps pace with rising corn prices.

In the ordinary course of business, we entered into forward purchase contracts for our commodity purchases. At July 31, 2012, we have no forward corn purchase contracts. We had gains related to corn derivative instruments of approximately $150,000 for the three months ended July 31, 2012, which decreased cost of sales. We had losses related to corn derivative instruments of approximately $255,000 for the three months ended July 31, 2011.

For the three month period ended July 31, 2012, we purchased approximately 339,000 MMBTU's compared to 348,000 MMBTU's for the same period of 2011. Our average price per MMBTU of natural gas was $4.05 for the three month period ended July 31, 2012 compared to $5.03 for the same period of 2011. Management anticipates that natural gas prices will continue at their current levels or increase slightly unless the natural gas industry experiences production problems or if there are large increases in natural gas demand during our 2012 fiscal year.

At July 31, 2012, we have forward natural gas purchase contracts for various delivery periods through March 2013 for approximately $1,602,000. We had losses related to natural gas based derivative instruments of approximately $1,000 for the three months ended July 31, 2012, with no corresponding gains or losses in the same period of 2011.

Operating Expense

We had operating expenses for the three months ended July 31, 2012 of $389,093 as compared to operating expenses of $477,316 for the same period of 2011. Management attributes this decrease in operating expenses primarily to a decrease in professional fees, license and permits for the three months ended July 31, 2012 as compared to the same period of 2011. Management continues to pursue strategies to optimize efficiencies and maximize production. These efforts may result in a decrease in our operating expenses on a per gallon basis. However, because these expenses do not vary with the level of production at the plant, we expect our operating expenses to remain relatively steady.

Operating Profit (Loss)

We had a loss from operations for the three months ended July 31, 2012 of $203,503 which is approximately 0.52% of our revenues compared to a profit of $1,865,282 which was approximately 4.32% of our revenues for the three months ended July 31, 2011. This decrease in our operating income is primarily due to a decrease in the price we received for our ethanol.

Other Expense

We had total other expense for the three months ended July 31, 2012 of $865,349 compared to other expense of $1,192,189 for the three months ended July 31, 2011. Our other expense for the three months ended July 31, 2012 consisted primarily of interest expense. The net decrease in other expense is due to a decrease in interest expense resulting from our continuing to make scheduled payments on our debt and an increase in the gain on derivative instrument for the three months ended July 31, 2012 compared to the same period of 2011.

Results of Operations for the Nine Months Ended July 31, 2012 and 2011

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the nine months ended July 31, 2012 and 2011:

	2012		2011
Income Statement Data	Amount	%	Amount	%
	(unaudited)		(unaudited)
Revenue	$112,839,825	100.00%	$116,798,201	100.00%
Cost of Goods Sold	111,297,139	98.63%	109,937,388	94.13%
Gross Profit	1,542,686	1.37%	6,860,813	5.87%
Operating Expenses	1,390,985	1.23%	1,386,209	1.19%
Operating Profit	151,701	0.13%	5,474,604	4.69%
Other Expense	(2,584,852)	(2.29)%	(2,919,387)	(2.50)%
Net Income (Loss)	$(2,433,151)	(2.16)%	$2,555,217	2.19%

The following table shows the sources of our revenue for the nine months ended July 31, 2012.

Revenue Sources	Amount (Unaudited)	Percentage of Total Revenues (Unaudited)

Ethanol Sales	$90,408,968	80.12%
Modified Distillers grains sales	5,231,063	4.64%
Dried Distillers grains sales	17,199,794	15.24%
Total Revenues	$112,839,825	100.00%

The following table shows the sources of our revenue for the nine months ended July 31, 2011.

Revenue Sources	Amount (Unaudited)		Percentage of Total Revenues (Unaudited)

Ethanol Sales	$98,642,305		84.46%
Modified Distillers grains sales	406,017	*	0.35%
Dried Distillers grains sales	17,749,879	*	15.20%
Total Revenues	$116,798,201		100.00%
* Approximate

Our total revenues were lower for the nine month period ending July 31, 2012 compared to the same period of 2011 primarily due to the lower prices we received for our ethanol.

We experienced a slight increase in the gallons of ethanol sold in the nine month period ended July 31, 2012 as compared to the nine month period ended July 31, 2011. The gallons of ethanol we sold during the nine month period ended July 31, 2012 increased by approximately 1% as compared to the number of gallons of ethanol we sold for the nine months ended July 31, 2011. The average per gallon ethanol sales price we received for the nine month period ended July 31, 2012 was approximately 9% lower than the average price we received for the same period of 2011.

Distillers grains represent a larger portion of our revenues during the nine months ended July 31, 2012 compared to the same period of 2011. For the nine months ended July 31, 2012, the average price per ton that we received for our modified distillers grains was approximately 55% higher than during the nine months ended July 31, 2011. For the nine months ended July 31, 2012, the average price per ton that we received for our dried distillers grains was approximately 16% higher than during the nine months ended July 31, 2011. We also experienced an increase in the number of tons of modified distillers grains sold of approximately 47,800 tons and a decrease in the number of tons of dried distillers grains sold of approximately 20,000 tons in the nine months ended July 31, 2012 as compared to the same time period of 2011.

Cost of Goods Sold

Our costs of goods sold as a percentage of revenues were a 98.63% for the nine months ended July 31, 2012 compared to 94.13% for the nine months ended July 31, 2011. Our two largest costs of production are corn (82.18% of cost of goods sold for the nine months ended July 31, 2012) and natural gas (4.60% of cost of goods sold for the nine months ended July 31, 2012).
Our average cost per bushel of corn for the first nine months of our 2012 fiscal year was comparable to our average cost per bushel of corn for the same period of 2011. During the nine month period ended July 31, 2012, we used approximately 14,567,000 bushels of corn to produce our ethanol and distillers grains as compared to approximately 14,180,000 bushels for the same period in 2011.

We had gains related to corn derivative instruments of approximately $279,000 for the nine months ended July 31, 2012, which decreased cost of sales. We had gains related to corn derivative instruments of approximately $357,000 for the nine months ended July 31, 2011.

For the nine month period ended July 31, 2012, we purchased approximately 1,003,000 MMBTU's compared to 1,044,000 MMBTU's for the same period of 2011. Our average price per MMBTU of natural gas was $5.10 for the nine month period ended July 31, 2012 compared to $5.25 for the same period of 2011. We had losses related to natural gas based derivative instruments of approximately $419,000 for the nine months ended July 31, 2012, with no corresponding gains or losses in the same period of 2011.

Operating Expense

We had operating expense for the nine months ended July 31, 2012 of $1,390,985 compared to operating expense of $1,386,209 for the same period of 2011. Management continues to pursue strategies to optimize efficiencies and maximize production. These efforts may result in a decrease in our operating expenses on a per gallon basis. However, because these expenses do not vary with the level of production at the plant, we expect our operating expenses to remain relatively steady.

Operating Profit

We had operating income for the nine months ended July 31, 2012 of $151,701 compared to operating income of $5,474,604 for the same period of 2011. Our income from operations for the nine months ended July 31, 2012, was 0.13% of our revenues compared to 4.69% for the same period of 2011. Our operating profit for the nine months ended July 31, 2012, was lower due primarily to due to the decrease in the price we received for our ethanol.

Other Expense

We had total other expense for the nine months ended July 31, 2012 of $2,584,852 compared to other expense of $2,919,387 for the same period of 2011. Our other expense for the nine months ended July 31, 2012, consisted primarily of interest expense offset by derivative instrument gains.

Changes in Financial Condition for the Nine Months Ended July 31, 2012

The following table highlights the changes in our financial condition for the nine months ended July 31, 2012 from our previous fiscal year ended October 31, 2011:

	July 31, 2012 (Unaudited)	October 31, 2011*
Current Assets	$12,521,306	$15,695,180
Current Liabilities	$5,562,440	$7,741,800
Long-Term Debt and Liabilities	$49,986,039	$52,115,788
Members' Equity	$48,100,160	$51,071,799
* Derived from audited financial statements

Current Assets. The decrease in current assets was primarily the result of a decrease in our cash and equivalents of approximately $3,302,000 and a decrease in accounts receivable of approximately $300,000, which was offset partially by an increase of approximately $627,000 in inventory on July 31, 2012 as compared to October 31, 2011. Our primary uses of cash were to pay down debt.

Current Liabilities. The decrease in current liabilities was due primarily to a decrease in our accounts payable of approximately $2,179,000 at July 31, 2012 as compared to October 31, 2011 and a decrease in our current maturities of long-term debt as a result of our making scheduled principal repayments on our loans with FNBO.

Long-term Debt and Liabilities. Long-term debt decreased from $52,115,788 at October 31, 2011 to $49,986,039 at July 31, 2012 primarily due to scheduled principal repayments on our loans with FNBO. The other liability amounts include the long-term portion for the interest rate swap.

Liquidity and Capital Resources

Based on financial forecasts performed by our management, we anticipate that we will have sufficient cash from our current credit facilities and cash from our operations to continue to operate the ethanol plant at capacity for the next 12 months. We do not currently anticipate seeking additional equity or debt financing in the near term. However, operating margins were negative during our third fiscal quarter. Management anticipates that our results of operations for our 2012 fiscal year may continue to be affected by volatility in the commodity markets and that tight operating margins could continue. If plant operating margins remain low or even negative for an extended period of time, management anticipates that this could significantly impact our liquidity, especially if our raw material costs increase due to a limited corn supply. If we continue to experience unfavorable operating conditions in the ethanol industry that prevent us from profitably operating the ethanol plant, we could have difficulty maintaining our liquidity and we may have to secure additional debt or equity financing for working capital or other purposes.

We have construction in progress of approximately $365,000 at July 31, 2012 for maintenance and lime cake buildings which is expected to be funded from operations. We do not currently anticipate any significant purchases of property and equipment that would require us to secure additional capital resources in the next 12 months.

The following table shows cash flows for the nine months ended July 31, 2012 and 2011:

	Nine Months Ended July 31
	2012	2011
	(unaudited)	(unaudited)
Net cash provided by operating activities	$1,403,005	$6,239,956
Net cash used in investing activities	(975,116)	(944,440)
Net cash used in financing activities	(3,730,114)	(6,262,982)

Cash Flow From Operations

We experienced a decrease of approximately $4,837,000 in our cash provided by operating activities for the nine month period ended July 31, 2012, compared to the same period in 2011. This decrease was due to a net loss primarily driven by decreased prices for ethanol during the period ended July 31, 2012. During the nine months ended July 31, 2012, our capital needs were being adequately met through cash from our operating activities and our credit facilities.

Cash Flow From Investing Activities

We used approximately $31,000 more net cash for investing activities for the nine month period ended July 31, 2012, as compared to the same period in 2011. This increase was primarily due to an increase in capital expenditures during the nine months ended July 31, 2012.

Cash Flow From Financing Activities

We used approximately $2,533,000 less net cash for financing activities during the nine months ended July 31, 2012 as compared to the same period in 2011. This decrease was primarily a result of a decrease in the amount we paid to FNBO towards the principal balance on our loans during the nine months ended July 31, 2012 as compared to the same period in 2011. In addition, we paid a distribution in the amount of $500,000 to our members during the nine months ended July 31, 2012.

Short-Term and Long-Term Debt Sources with FNBO

On April 24, 2008, we entered into a Construction Loan Agreement (the “Agreement”) with with First National Bank of

Omaha, as administrative agent and collateral agent (collectively referred to as "FNBO") for the purpose of funding a portion of the cost of the ethanol plant. With construction complete and the ethanol plant commencing operations, the construction loan converted to a $25,200,000 Fixed Rate Note, a $20,200,000 Variable Rate Note, a $5,000,000 Long-Term Revolving Note, a $5,000,000 line of credit and $5,600,000 to support the issuance of letters of credit by FNBO. As of July 31, 2012, we have $3,500,000 in letters of credit outstanding.

Fixed Rate Note

The Fixed Rate Note was initially for $25,200,000 with a variable interest rate that is fixed with an interest rate swap. We make monthly principal payments on the Fixed Rate Note for approximately $168,000 plus accrued interest. Interest will accrue on the Fixed Rate Note at the greater of the one-month LIBOR Rate, in effect from time to time, plus 300 basis points or 4%. The applicable interest rate was 4% at July 31, 2012. However, we entered into an interest rate swap agreement with FNBO, which fixes the interest rate on the Fixed Rate Note at 7.6% until June 2014. The outstanding balance on this note was approximately $20,740,000 and $22,209,000 at July 31, 2012 and October 31, 2011, respectively. A final balloon payment on the Fixed Rate Note of approximately $15,174,000 will be due February 26, 2015.

Variable Rate Note

The Variable Rate Note was initially for $20,200,000. We make monthly interest only payments and we will remit quarterly excess cash flow payments to FNBO which will be applied first to interest and then to principal on the Variable Rate Note with a minimum annual principal reduction of $750,000. The minimum annual principal reduction of $750,000 has already been paid at the time of filing. The outstanding balance on this note was approximately $15,567,000 and $17,327,000 at July 31, 2012 and October 31, 2011, respectively.

Interest will accrue on the Variable Rate Note at the greater of the one-month LIBOR rate plus 350 basis points or 5%. The applicable interest rate at July 31, 2012, was 5%. A final balloon payment of approximately $12,567,000 will be due February 26, 2015.

Long-term Revolving Note

The Long-term Revolving Note was initially $5,000,000. We were required to make a $750,000 principal repayment on the Long-term Revolving Note prior to February 2012 and reduce the outstanding principal balance to zero as of February 2013. FNBO has no obligation to advance any additional funds and will only advance such sums as approved in its sole discretion. The Long-term Revolving Note accrues interest monthly at the greater of the one-month LIBOR plus 350 basis points, or 4%. The applicable interest rate at July 31, 2012 was 4%. The payment to reduce the balance to zero was made in September 2011. The outstanding balance on this note was $0 at July 31, 2012 and October 31, 2011, respectively.

Line of Credit

We have a line of credit available equal to the amount of the Borrowing Base, with a maximum limit of $5,000,000. The Borrowing Base will vary and may at times be less than $5,000,000. Our line of credit expires on April 1, 2013 and accrues interest at the three-month LIBOR rate plus 350 basis points with no minimum interest rate, which was 3.95% at July 31, 2012. The line of credit requires monthly interest payments. As of July 31, 2012, we had not drawn on the line of credit and have a maximum availability of $5,000,000.

Covenants and other Miscellaneous Financing Agreement Terms

The financing agreement with FNBO is subject to various financial and non-financial covenants that limit distributions and debt and require minimum debt service coverage, net worth, and working capital requirements. We are currently in compliance with our loan covenants with FNBO. We anticipate being in compliance with these covenants through July 31, 2013. Additionally, we are limited to annual capital expenditures of $1,000,000 without prior approval of FNBO. We will also be prohibited from making distributions to our members without the prior approval of FNBO. In connection with the financing agreement, we executed a mortgage in favor of FNBO creating a first lien on our real estate and plant and a security interest in all personal property located on the property and assigned in favor of FNBO, all rents and leases to our property, our marketing contracts, our risk management services contract, and our natural gas, electricity, water service and grain procurement agreements.

We will continue to work with FNBO to try to ensure that the terms of our loan agreements are met going forward. However, we cannot provide any assurance that our actions will result in sustained profitable operations or that we will not be in violation of our loan covenants or in default on our principal payments in the future. Presently, we are meeting our liquidity needs and complying with our financial covenants and the other terms of our loan agreements. Should unfavorable market conditions result in our violation of the terms or covenants of our loan and we fail to obtain a waiver of any such term or covenant, our primary lender could deem us in default of our loans and require us to immediately repay a significant portion or possibly the entire outstanding balance of our loans. In the event of a default, our lender could also elect to proceed with a foreclosure action on our plant.

Capital Lease

On April 24, 2008, we entered into certain financing and credit arrangements with U.S. Bank National Association, as trustee (the “Trustee”) and the City of Lamberton, Minnesota (the “City”) in order to secure the proceeds from the sale of the solid waste facilities revenue bonds, Series 2008A (the “Bonds”) issued by the City in the aggregate principal amount of $15,180,000 pursuant to a trust indenture between the City and the Trustee (“Trust Indenture”). The City undertook the issuance of the Bonds to finance the acquisition and installation of certain solid waste facilities in connection with our ethanol plant near Lamberton, Minnesota. We received proceeds of approximately $14,876,000, after deducting financing costs of approximately $304,000. The remaining proceeds were held as restricted cash or marketable securities based on anticipated use and are split between a project fund of approximately $11,527,000, a capitalized interest fund of approximately $1,831,000, and a debt service reserve fund of approximately $1,518,000. The Bonds mature on December 1, 2022 and bear interest at a rate of 8.5%.

Under the capital lease agreement with the City, we started making interest payments on November 25, 2008 and monthly thereafter at an implicit interest rate of 8.5%. The monthly capital lease interest payments correspond to 1/6 the semi-annual interest payments due on the Bonds on the next interest payment date. Monthly capital lease payments of principal were originally scheduled to begin on November 25, 2009; however, the City amended the agreement in September 2008 which adjusted the start date for principal payments to begin on November 25, 2014. These payments will equal 1/12 the annual principal payments scheduled to become due on the corresponding bonds on the next principal payment date.

We have guaranteed that if such assessed capital lease payments are not sufficient for the required bond payments, we will provide such funds as are needed to fund the shortfall. The capital lease agreement is secured by substantially all business assets of the Company and is also subject to various financial and non-financial covenants that limit distributions and leverage and require minimum debt service coverage, net worth, and working-capital requirements. During the quarter ended July 31, 2012, we were not in compliance with the fixed charge coverage ratio of the capital lease agreement. We subsequently received a waiver of this violation. We anticipate being in compliance with these covenants for the next year.

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

Contracting Activity

RPMG, Inc. markets our ethanol. Meadowland Farmers Co-op supplies our corn. CHS, Inc. markets our dried distillers grains. Each of these contracts is critical to our success and we are very dependent on each of these companies. Accordingly, the financial stability of these partners is critical to the successful operation of our business.

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

Critical Accounting Estimates

Management uses various estimates and assumptions in preparing our financial statements in accordance with generally accepted accounting principles.  These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Our most critical accounting estimates, which require the greatest use of judgment by management, are designated as critical accounting estimates and include policies related to the carrying value of long-lived assets, inventory valuation and derivatives. An in-depth description of these can be found in our Annual Report on Form 10-K for the fiscal year ended October 31, 2011. Management has not changed the method of calculating and using estimates and assumptions in preparing our condensed financial statements in accordance with generally accepted accounting principles. There have been no changes in the policies for our accounting estimates for the quarter ended July 31, 2012.

We are exposed to the impact of market fluctuations associated with interest rates and commodity prices as discussed below. We use derivative financial instruments as part of an overall strategy to attempt to manage market risk.

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from holding a revolving line of credit and term loans which bear variable interest rates. We manage our floating rate debt using an interest rate swap. We entered into a fixed rate swap to alter our exposure to the impact of changing interest rates on our results of operations and future cash outflows for interest. We use the interest rate swap contract to separate interest rate risk management from the debt funding decision. As of July 31, 2012, our interest rate swap had a liability fair value of $1,404,639.

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

For the three and nine months ended July 31, 2012, we recorded losses due to the change in fair value of our outstanding natural gas derivative positions of approximately $1,000 and $419,000, respectively. We recorded gains due to changes in the fair value of our outstanding corn derivative positions for the three and nine months ended July 31, 2012 of approximately $150,000 and $279,000, respectively. We also recorded gains due to changes in the fair value of our interest rate swap for the three and nine months ended July 31, 2012 of approximately $169,000 and $534,000, respectively.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Pursuant to the Instructions to Item 305(c) of Regulation S-K we are not required to provide information under this item.

Item 4.  Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit pursuant to the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and interim Chief Financial Officer, Brian Kletscher (now serving as both the principal executive officer and interim principal financial officer of our Company following the resignation of our former Chief Financial Officer Mark Peterson) as appropriate, to allow for timely decisions regarding required disclosures.

Our management, including our Chief Executive Officer and interim Chief Financial Officer, Brian Kletscher, (the principal executive officer and interim principal financial officer of our Company), has reviewed and evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2012. Based upon this review and evaluation, this officer has concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive officer and interim principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Our management, including our Chief Executive Officer and interim Chief Financial Officer, Brian Kletscher, (the principal executive officer and interim principal financial officer of our Company) has reviewed and evaluated any changes in our internal control over financial reporting that occurred during the quarter ended July 31, 2012 and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

The following risk factors are provided due to material changes from the risk factors previously disclosed in our annual report on Form 10-K. The risk factors set forth below should be read in conjunction with the risk factors section and the Management's Discussion and Analysis section for the fiscal year ended October 31, 2011, included in our annual report on Form 10-K.

Recently operating margins in the ethanol industry have decreased which has had an adverse impact on profitability. Our ability to profitably operate the ethanol plant is primarily dependent on the spread between the price we pay for corn and the price we receive for our ethanol. Recently, the price of corn has been comparatively higher in relation to the price of ethanol than it has been historically. This has resulted in tighter operating margins, both at our ethanol plant and in the ethanol industry generally. These decreased operating margins affect our profitability. While in recent years the price of ethanol has followed the price of corn, this correlation has been less reliable during calendar year 2012 due to higher ethanol supplies and relatively lower ethanol demand. If this supply and demand imbalance continues and our operating margins continue to be tight, it may adversely impact our ability to profitably operate which could negatively impact the value of our units.

Ongoing drought conditions experienced in the United States may have an adverse effect on corn supply in much of the Midwest and lead to increased corn prices which may force us to reduce or cease production if we are unable to secure the corn we require. Our operations depend on an adequate supply of corn at a price at which we can profitably operate our ethanol plant. Weather conditions can have a dramatic effect on the price and availability of corn. While the State of Minnesota has been spared the worst of the effects of the drought, severe drought conditions impacting much of the rest of the Midwest have created uncertainty regarding the amount of corn that will be harvested in the fall of 2012. If there is a limited corn supply, we may have difficulty obtaining corn at a price at which we can profitably operate our ethanol plant or at all. If this occurs, we may have to slow or even halt plant operations which may adversely impact our profitability and the value of our units.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information

None.

Item 6. Exhibits.

(a)	The following exhibits are filed as part of this report.

Exhibit No.	Exhibit
10.1	Amended and Restated Ethanol Marketing Agreement between RPMG, Inc. and Highwater Ethanol, LLC dated August 27, 2012.* +
31.1	Certificate Pursuant to 17 CFR 240.13a-14(a)*
31.2	Certificate Pursuant to 17 CFR 240.13a-14(a)*
32.1	Certificate Pursuant to 18 U.S.C. Section 1350*
32.2	Certificate Pursuant to 18 U.S.C. Section 1350*
101
The following financial information from Highwater Ethanol, LLC's Quarterly Report on Form 10-Q for the quarter ended July 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets as of July 31, 2012 and October 31, 2011, (ii) Condensed Statements of Operations for the three and nine months ended July 31, 2012 and 2011, (iii) Condensed Statements of Cash Flows for the nine months ended July 31, 2012 and 2011, and (iv) the Notes to Condensed Financial Statements.**

* Filed herewith.
** Furnished herewith.
+ Confidential Treatment Requested

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HIGHWATER ETHANOL, LLC

Date:	September 14, 2012	/s/ Brian Kletscher
Brian Kletscher
Chief Executive Officer and Interim Chief Financial Officer
(Principal Executive Officer and Interim Principal Financial and Accounting Officer)