Form 10-K
period 2012-10-31
HIGHWATER ETHANOL LLC
filed 2013-01-29
CIK 1371451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended October 31, 2012

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
☐ Yes     ☒ No

As of April 30, 2012, the aggregate market value of the membership units held by non-affiliates (computed by reference to the most recent offering price of such membership units of $10,000) was $39,085,000. The Company is a limited liability company whose outstanding common equity is subject to significant restrictions on transfer under its Member Control Agreement. No public market for common equity of Highwater Ethanol, LLC is established and it is unlikely in the foreseeable future that a public market for its common equity will develop.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  As of January 29, 2013, there were 4,953 membership units outstanding.

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

•	Changes in the availability and price of corn and natural gas;

•	Volatile commodity and financial markets;

•	Our ability to comply with the financial covenants contained in our credit agreements with our lenders;

•	Our ability to profitably operate the ethanol plant and maintain a positive spread between the selling price of our products and our raw material costs;

•	Results of our hedging activities and other risk management strategies;

•	Ethanol and distillers grains supply exceeding demand and corresponding price reductions;

•	Our ability to generate cash flow to invest in our business and service our debt;

•	Changes in the environmental regulations that apply to our plant operations and changes in our ability to comply with such regulations;

•	Changes in our business strategy, capital improvements or development plans;

•	Changes in plant production capacity or technical difficulties in operating the plant;

•	Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries;

•	Lack of transportation, storage and blending infrastructure preventing ethanol from reaching high demand markets;

•	Changes in federal and/or state laws or policies impacting the ethanol industry;

•	Changes and advances in ethanol production technology and the development of alternative fuels and energy sources and advanced biofuels;

•	Competition from alternative fuel additives;

•	Changes in interest rates and lending conditions;

•	Decreases in the price we receive for our ethanol and distillers grains;

•	Changes in legislation including the Renewable Fuel Standard;

•	Our inability to secure credit or obtain additional equity financing we may require in the future; and

•	Our ability to retain key employees and maintain labor relations.

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

PART I

ITEM 1. BUSINESS

Business Development

Highwater Ethanol, LLC (“we,” “our,” “Highwater Ethanol” or the “Company”) was formed as a Minnesota limited liability company organized on May 2, 2006, for the purpose of constructing, owning, and operating a 50 million gallon per year ethanol plant near Lamberton, Minnesota. Since August 2009, we have been engaged in the production of ethanol and distillers grains at the plant. We have been operating at a rate of approximately 57 million gallons per year for the fiscal year ended 2012. Management anticipates it will continue to operate in this range in the future. However, inability to buy corn at prices that allow us to operate profitably could require us to decrease or halt production.

Financial Information

Please refer to “ITEM 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations” for information about our revenue, profit and loss measurements and total assets and liabilities and “ITEM 8 - Financial Statements and Supplementary Data” for our financial statements and supplementary data.

Principal Products

The principal products we produce at the ethanol plant are fuel-grade ethanol and distillers grains. The table below shows the approximate percentage of our total revenue which is attributed to each of our primary products for each of our last three fiscal years.

Product	Fiscal Year 2012	Fiscal Year 2011	Fiscal Year 2010
Ethanol	79%	84%	87%
Distiller Grains	21%	16%	13%

Ethanol

Our primary product is ethanol. Ethanol is ethyl alcohol, a fuel component made primarily from corn and various other grains. The ethanol we produce is manufactured from corn. Corn produces large quantities of carbohydrates, which convert into glucose more easily than most other kinds of biomass. The Renewable Fuels Association estimates current capacity for domestic ethanol production at approximately 14.7 billion gallons as of December 10, 2012.

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

Ethanol can be used as: (i) an octane enhancer in fuels; (ii) an oxygenated fuel additive for the purpose of reducing ozone and carbon monoxide emissions; and (iii) a non-petroleum-based gasoline substitute. Approximately 95% of all ethanol is used in its primary form for blending with unleaded gasoline and other fuel products.

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

Principal Product Markets

As described below in “Distribution Methods” we market and distribute a majority of our ethanol and distillers grains through professional third party marketers. Our ethanol and distillers grains marketers make all decisions with regard to where our products are marketed. Our ethanol and distillers grains are primarily sold in the domestic market, however, as domestic production of ethanol and distillers grains continue to expand, we anticipate increased international sales of ethanol and distillers grains. Currently, the United States ethanol industry exports a significant amount of distillers grains to Mexico, Canada and China. Management anticipates that demand for distillers grains in the Asian market may continue to increase in the future as distillers grains are used in animal feeding operations in China and because China recently terminated an 18-month anti-dumping investigation with respect to distillers grains imported from the United States.

During our 2011 fiscal year, ethanol exports increased to Europe and Brazil. However, over our 2012 fiscal year, the ethanol industry has experienced a decrease in exports of ethanol.

We expect our ethanol and distillers grains marketers to explore all markets for our products, including export markets. However, due to high transportation costs, and the fact that we are not located near a major international shipping port, we expect a majority of our products to be marketed and sold domestically.

Distribution Methods

Ethanol

We originally entered into an exclusive marketing agreement with RPMG, Inc. (“RPMG”) in September 2006 for the purposes of marketing and distributing our ethanol. Effective as of February 1, 2011, we made a capital contribution and became an owner of Renewable Products Marketing Group, LLC (“RPMG LLC”), the parent entity of RPMG. We then executed a Member Amended and Restated Ethanol Marketing Agreement (the "Agreement") with RPMG which became effective on October 1, 2012. Since we are an owner of RPMG LLC, our ethanol marketing fees are based on RPMG's cost to market our ethanol. Further, as an owner, we share in the profits and losses generated by RPMG when it markets products for other producers who are not owners of RPMG LLC. The Agreement provides that RPMG is our exclusive ethanol marketer and that we can sell our ethanol either through an index arrangement or at an agreed upon fixed price. The term of the Agreement is perpetual until terminated according to the Agreement. The primary reasons the Agreement would terminate are if we cease to be an owner of RPMG LLC, if there is a breach of the Agreement which is not cured, or if we give advance notice to RPMG that we wish to terminate the Agreement. Notwithstanding our right to terminate the Agreement, we may be obligated to continue to market our ethanol through RPMG for a period of time after termination. Further, following termination, we agree to accept an assignment of certain railcar leases which RPMG has secured to service the Company. If the Agreement is terminated, it would trigger a redemption by RPMG LLC of our ownership interest in RPMG LLC.

Distillers Grains

We entered into a distillers grains marketing agreement with CHS, Inc. to market all the dried distillers grains we produce at the plant. Under the agreement, CHS, Inc. will charge a maximum of $2.00 per ton and a minimum of $1.50 per ton price using 2% of the FOB plant price actually received by CHS, Inc. for all dried distillers grains removed by CHS, Inc. from our plant. The initial term of our agreement with CHS, Inc. expired in August 2010. However, the agreement will remain in effect unless otherwise terminated by either party with 120 days notice. Under the agreement, CHS, Inc. will be responsible for all transportation arrangements for the distribution of our dried distillers grains. We market and sell our own distillers modified wet grains with solubles.

New Products and Services

We have not introduced any new products or services during our fiscal year 2012.

Sources and Availability of Raw Materials

Corn Feedstock Supply

The major raw material required for our ethanol plant to produce ethanol and distillers grains is corn. To produce 50 million gallons of ethanol per year, our ethanol plant needs approximately 18.5 million bushels of corn per year, or approximately 50,000 bushels of corn per day, as the feedstock for its dry milling process.

We have entered into a grain procurement agreement with Meadowland Farmers Co-op (“Meadowland”). Meadowland has the exclusive right and responsibility to provide us with our daily requirements of corn meeting quality specifications set forth in the grain procurement agreement. Under the agreement, we will purchase corn at the local market price delivered to the plant plus a fixed fee per bushel of corn purchased. We will provide Meadowland with an estimate of our usage at the beginning of each fiscal quarter and Meadowland agrees to at all times maintain the minimum of 7 days corn usage at our ethanol plant. The initial term of the agreement is for seven years from the time we requested our first delivery of corn, which was in July 2009.

The United States experienced severe drought conditions last summer which negatively impacted the amount of corn that was harvested in the fall of 2012 and resulted in a significant increase in corn prices. Higher corn prices have not been offset by ethanol prices which has resulted in tighter operating margins. These tighter operating margins have resulted in some ethanol plants slowing or even halting production altogether. Management believes that an adequate corn supply will be available in our area to operate the ethanol plant. However, corn prices will also likely continue to be high throughout our 2013 fiscal year and perhaps beyond. Increases in the price of corn significantly increase our cost of goods sold. If these increases in cost of goods sold are not offset by corresponding increases in the prices we receive from the sale of our products, these increases in cost of goods sold can have a significant negative impact on our financial performance. Should we experience unfavorable operating conditions that prevent us from profitably operating the ethanol plant, we may need to reduce or halt production at our plant. Management also expects that corn prices will also continue to be volatile throughout our 2013 fiscal year as a result of a number of factors, the most important of which are currently the weather and current and anticipated stocks.

Utilities

Natural Gas

Natural gas is an important input to our manufacturing process. We use natural gas to dry our distillers grains products to moisture contents at which they can be stored for longer periods. This allows the distillers grains we produce to be transported greater distances to serve broader livestock markets.

We have access to an existing Northern Natural Gas interstate natural gas pipeline located approximately one half mile from our ethanol plant. We entered into a natural gas service agreement with CenterPoint Energy Resources Corp., d.b.a. CenterPoint Energy Minnesota Gas (“CenterPoint”). CenterPoint constructed for us a pipeline from Northern Natural Gas Company (“Northern”) Town Border Station. We purchase all of our natural gas requirements from CenterPoint's pipeline. This agreement will continue until October 31, 2019.

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

We do not anticipate any problems securing the natural gas we need to operate our ethanol plant during our 2013 fiscal year.

Electricity

On June 28, 2007, we entered into an agreement for electric service with Redwood Electric Cooperative, Inc., (“Redwood”) for the purchase and delivery of electric power and energy necessary to operate our ethanol plant. In exchange for its services, we pay Redwood a monthly facilities charge of approximately $12,000 plus Redwood's standard electrical rates. In addition, we agreed that in the event our ethanol plant does not continue to be operational for the entire term of the contract, we will reimburse Redwood for its expenses related to the installation of the facilities necessary to supply our electrical needs. Upon execution of the agreement, we became a member of Redwood and are bound by its articles of incorporation and bylaws. This agreement will remain in effect for 10 years following the initial billing period. In the event we wish to continue receiving electrical service from Redwood beyond the 10 year period, we will need to enter into a new agreement with Redwood at least one year prior to the expiration of the initial 10 year period. If the agreement is terminated by either party for any reason prior to the expiration of the initial ten year period, we will be required to pay for the entire amount of the facility charge for the remainder of the initial ten year period. We do not anticipate any problems securing the electricity we need to operate our ethanol plant during our fiscal year 2013.

Water

We require a significant supply of water. We obtain water from a high capacity well. We acquired all of the necessary permits required for our water usage. Much of the water used in an ethanol plant is recycled back into the process. There are, however, certain areas of production where fresh water is needed. Those areas include the boiler makeup water and cooling tower water. Boiler makeup water is treated on-site to minimize all elements that will harm the boiler and recycled water cannot be used for this process. Cooling tower water is deemed non-contact water because it does not come in contact with the mash, and, therefore, can be regenerated back into the cooling tower process. The makeup water requirements for the cooling tower are primarily a result of evaporation. Much of our water can be recycled back into the process, which minimizes the discharge water. We expect this will have the long-term effect of lowering wastewater treatment costs. We have assessed our water needs and determined we have an adequate supply.

Research and Development

We do not currently conduct any research and development activities associated with the development of new technologies for use in producing ethanol and distillers grains.

Patents, Trademarks, Licenses, Franchises and Concessions

We do not currently hold any patents, trademarks, franchises or concessions. We were granted a license by ICM, Inc. to use certain ethanol production technology necessary to operate our ethanol plant. The cost of the license granted by ICM, Inc. was included in the amount we paid to Fagen, Inc. to design and build our ethanol plant.

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

Working Capital

We primarily use our working capital for purchases of raw materials necessary to operate the ethanol plant. Our primary sources of working capital are cash generated by our operations as well as our line of credit with First National Bank of Omaha. At October 31, 2012, we had approximately $5,000,000 available to draw on our line of credit.

Dependence on One or a Few Major Customers

As discussed above, we have a marketing agreement with RPMG for the marketing, sale and distribution of our ethanol and have engaged CHS, Inc. for marketing, selling and distributing our distillers dried grains with solubles. We expect to rely on RPMG for the sale and distribution of our ethanol and CHS, Inc. for the sale and distribution of our distillers dried grains with solubles. Therefore, although there are other marketers in the industry, we are highly dependent on RPMG and CHS, Inc. for the successful marketing of our products. Any loss of RPMG or CHS, Inc. as our marketing agent for our ethanol and dried distillers grains, respectively, could have a significant negative impact on our revenues. We market and sell our own distillers modified wet grains.

Federal Ethanol Supports and Governmental Regulation

Federal Ethanol Supports

The ethanol industry is dependent on several economic incentives to produce ethanol, including federal tax incentives and ethanol use mandates. One significant federal ethanol support is the Federal Renewable Fuels Standard (the “RFS”). The RFS requires that in each year, a certain amount of renewable fuels must be used in the United States. The RFS is a national program that does not require that any renewable fuels be used in any particular area or state, allowing refiners to use renewable fuel blends in those areas where it is most cost-effective. The RFS requirement increases incrementally each year until the United States is required to use 36 billion gallons of renewable fuels by 2022. Starting in 2009, the RFS required that a portion of the RFS must be met by certain “advanced” renewable fuels. These advanced renewable fuels include ethanol that is not made from corn, such as cellulosic ethanol and biomass based biodiesel. The use of these advanced renewable fuels increases each year as a percentage of the total renewable fuels required to be used in the United States.

The RFS for 2012 was approximately 15.2 billion gallons, of which corn based ethanol could be used to satisfy approximately 13.2 billion gallons. The RFS for 2013 is approximately 16.55 billion gallons, of which corn based ethanol can be used to satisfy approximately 13.8 billion gallons. Current ethanol production capacity exceeds the 2013 RFS requirement which can be satisfied by corn based ethanol.

In February 2010, the EPA issued new regulations governing the RFS. These new regulations have been called RFS2. The most controversial part of RFS2 involves what is commonly referred to as the lifecycle analysis of greenhouse gas emissions. Specifically, the EPA adopted rules to determine which renewable fuels provided sufficient reductions in greenhouse gases, compared to conventional gasoline, to qualify under the RFS program. RFS2 establishes a tiered approach, where regular renewable fuels are required to accomplish a 20% greenhouse gas reduction compared to gasoline, advanced biofuels and biomass-based biodiesel must accomplish a 50% reduction in greenhouse gases, and cellulosic biofuels must accomplish a 60% reduction in greenhouse gases. Any fuels that fail to meet this standard cannot be used by fuel blenders to satisfy their obligations under the RFS program. The scientific method of calculating these greenhouse gas reductions has been a contentious issue. Many in the ethanol industry were concerned that corn based ethanol would not meet the 20% greenhouse gas reduction requirement based on certain parts of the environmental impact model that many in the ethanol industry believed was scientifically suspect. However, RFS2 as adopted by the EPA provides that corn-based ethanol from modern ethanol production processes does meet the definition of a renewable fuel under the RFS program. Our ethanol plant was grandfathered into the RFS due to the fact that it was constructed prior to the effective date of the lifecycle greenhouse gas requirement and is not required to prove compliance with the lifecycle greenhouse gas reductions. Many in the ethanol industry are concerned that certain provisions of RFS2 as adopted may disproportionately benefit ethanol produced from sugarcane. This could make sugarcane based ethanol, which is primarily produced in Brazil, more competitive in the United States ethanol market. If this were to occur, it could reduce demand for the ethanol that we produce.

If the RFS were to be repealed, ethanol demand may be significantly impacted. Recently, there have been proposals in Congress to reduce or eliminate the RFS. In addition, in August of 2012, governors from several states filed formal requests with the EPA to waive the requirements of the RFS. These waiver requests were subject to a public comment period which expired on October 11, 2012. On November 16, 2012, the EPA announced that the waiver requests were denied. However, if future waiver requests were to be granted or if the RFS is otherwise reduced or eliminated, the market price and demand for ethanol will likely decrease which could negatively impact our financial performance.

Most ethanol that is used in the United States is sold in a blend called E10. E10 is a blend of 10% ethanol and 90% gasoline. E10 is approved for use in all standard vehicles. Estimates indicate that gasoline demand in the United States is approximately 133 billion gallons per year. Assuming that all gasoline in the United States is blended at a rate of 10% ethanol and 90% gasoline, the maximum demand for ethanol is 13.3 billion gallons per year. This is commonly referred to as the “blending wall,” which represents a theoretical limit where more ethanol cannot be blended into the national gasoline pool. This is a theoretical limit because it is believed that it would not be possible to blend ethanol into every gallon of gasoline that is being used in the United States and it discounts the possibility of additional ethanol used in higher percentage blends such as E85 used in flex fuel vehicles. The RFS for 2012 was approximately 15.2 billion gallons, of which corn based ethanol could be used to satisfy approximately 13.2 billion gallons. The RFS requires that 36 billion gallons of renewable fuels must be used each year by 2022, which equates to approximately 27% renewable fuels used per gallon of gasoline currently sold.

Many in the ethanol industry believe that it will be difficult to meet the RFS requirement in future years without an increase in the percentage of ethanol that can be blended with gasoline for use in standard (non-flex fuel) vehicles. The United States Environmental Protection Agency (the "EPA") has approved the use of E15, gasoline which is blended at a rate of 15% ethanol and 85% gasoline, in vehicles manufactured in the model year 2001 and later. However, there were still significant federal and state regulatory hurdles that needed to be addressed. The EPA has made recent gains towards clearing those federal regulatory hurdles. In February 2012, the EPA approved health effects and emissions testing on E15 which was required by the Clean Air Act before E15 can be sold into the market. In March 2012, the EPA approved a model Misfueling Mitigation Plan and fuel survey which must be submitted by applicants before E15 registrations can be approved. In April 2012, the EPA approved the first E15 registrations approving twenty producers who have successfully registered their product to be used as E15. Finally, in June 2012, the EPA gave the final approval to allow the sale of E15. Although management believes that these developments are significant steps towards introduction of E15 in the marketplace, there are still obstacles to meaningful market penetration by E15. Many states still have regulatory issues that prevent the sale of E15. Sales of E15 may be limited because it is not approved for use in all vehicles, the EPA requires a label that management believes may discourage consumers from using E15, and retailers may choose not to sell E15 due to concerns regarding liability. In addition, different gasoline blendstocks may be required at certain times of the year in order to use E15 due to federal regulations related to fuel evaporative emissions. This may prevent E15 from being used during certain times of the year in various states. As a result, management believes that E15 may not have an immediate impact on ethanol demand in the United States.

The Volumetric Ethanol Excise Tax Credit ("VEETC") provided a volumetric ethanol excise tax credit of 4.5 cents per gallon of gasoline that contains at least 10% ethanol (total credit of 45 cents per gallon of ethanol blended which is 4.5 divided by the 10% blend). VEETC expired on December 31, 2011. In addition to the expiration of the tax incentives, a 54 cent per gallon tariff imposed on ethanol imported into the United States also expired on December 31, 2011. The ethanol industry in the United States experienced increased competition from ethanol produced outside of the United States during 2012. These increased ethanol imports were likely at least in part due to the expiration of the tariff on imported ethanol. Elimination of the tariff could continue to lead to increased importation of foreign ethanol, especially in areas of the United States that are easily accessible by international shipping ports. Foreign ethanol may be a less expensive alternative to domestically produced ethanol and may affect our ability to sell our ethanol profitably. Management believes that the expiration of VEETC has not had a significant effect on ethanol demand and does not expect it to have a significant effect in the future provided the RFS is maintained.

The United States Department of Agriculture (“USDA”) also provides financial assistance to help implement “blender pumps” in the United States in order to increase demand for ethanol and to help offset the cost of introducing mid-level ethanol blends into the United States retail gasoline market. A blender pump is a gasoline pump that can dispense a variety of different ethanol/gasoline blends. Blender pumps typically can dispense E10, E20, E30, E40, E50 and E85. These blender pumps accomplish these different ethanol/gasoline blends by internally mixing ethanol and gasoline which are held in separate tanks at the retail gas stations. Many in the ethanol industry believe that increased use of blender pumps will increase demand for ethanol by allowing gasoline retailers to provide various mid-level ethanol blends in a cost effective manner and allowing consumers with flex-fuel vehicles to purchase more ethanol through these mid-level blends. However, blender pumps cost approximately $25,000 each, so it may take time before they become widely available in the retail gasoline market.

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

In late 2009, California passed a Low Carbon Fuels Standard ("LCFS"). The California LCFS requires that renewable fuels used in California must accomplish certain reductions in greenhouse gases which is measured using a lifecycle analysis, similar to the RFS. On December 29, 2011, a federal court in California ruled that the California LCFS was unconstitutional which halted implementation of the California LCFS. However, the California Air Resources Board ("CARB") appealed this court ruling and on April 23, 2012, a federal appellate court in California granted a request to temporarily reinstate the LCFS while the case is on appeal. This decision will allow the CARB to continue implementation of the LCFS. Oral arguments regarding the constitutionality of the California LCFS were presented to the federal appeals court on October 16, 2012 and a decision is expected in the near future. If the CARB is successful in its appeal, the reinstatement of the California LCFS could become permanent which could negatively impact demand for corn-based ethanol and result in decreased ethanol prices.

Competition

Ethanol

We are in direct competition with numerous ethanol producers, many of whom have greater resources than we do. Following the significant growth during 2005 and 2006, the ethanol industry has grown at a much slower pace. As of December 10, 2012, the Renewable Fuels Association estimates that there are 211 ethanol production facilities in the U.S. with capacity to produce approximately 14.7 billion gallons of ethanol and another 5 plants under expansion or construction with capacity to produce an additional 158 million gallons. However, the Renewable Fuels Association estimates that approximately 10% of the ethanol production capacity in the United States is currently idled.

Since ethanol is a commodity product, competition in the industry is predominantly based on price. We have also experienced increased competition from oil companies who have started purchasing ethanol production facilities. These oil companies are required to blend a certain amount of ethanol each year. Therefore, the oil companies may be able to operate their ethanol production facilities at times when it is unprofitable for us to operate. Larger ethanol producers may be able to realize economies of scale that we are unable to realize. This could put us at a competitive disadvantage to other ethanol producers. The ethanol industry is continuing to consolidate where a few larger ethanol producers are increasing their production capacities and are controlling a larger portion of the United States ethanol production. Further, some ethanol producers own multiple ethanol plants which may allow them to compete more effectively by providing them flexibility to run certain production facilities while they have other facilities shut down. This added flexibility may allow these ethanol producers to compete more effectively, especially during periods when operation margins are unfavorable in the ethanol industry.

The largest ethanol producers include Archer Daniels Midland, Green Plains Renewable Energy, POET Biorefining and Valero Renewable Fuels, each of which are capable of producing significantly more ethanol than we produce. The following table identifies the majority of the largest ethanol producers in the United States along with their production capacities.

U.S. FUEL ETHANOL PRODUCTION CAPACITY
BY TOP PRODUCERS
Producers of Approximately 700
million gallons per year (mmgy) or more

Company	Current Capacity (mmgy)
Archer Daniels Midland	1,720.0
POET Biorefining	1,629.0
Valero Renewable Fuels	1,130.0
Green Plains Renewable Energy	730.0
Updated: December 10, 2012

The ethanol industry in the United States experienced increased competition from ethanol produced outside of the United States during 2012. These increased ethanol imports were likely the result of the expiration of the tariff on imported ethanol which expired on December 31, 2011, along with higher ethanol prices experienced in the United States during 2012. This increased competition from ethanol imports may have negatively impacted demand for ethanol produced in the United States and led to lower operating margins in 2012.

We also anticipate increased competition from renewable fuels that do not use corn as the feedstock. Many of the current ethanol production incentives are designed to encourage the production of renewable fuels using raw materials other than corn. One type of ethanol production feedstock is cellulose. Cellulose is the main component of plant cell walls and is the most common organic compound on earth. Cellulose is found in wood chips, corn stalks, rice, straw, amongst other common plants. Cellulosic ethanol is ethanol produced from cellulose. Several companies and researchers have commenced pilot projects to study the feasibility of commercially producing cellulosic ethanol and are producing cellulosic ethanol on a small scale. A handful of companies have begun construction of commercial scale cellulosic ethanol plants which are expected to be completed by the end of 2013. If this technology can be profitably employed on a commercial scale, it could potentially lead to ethanol that is less expensive to produce than corn based ethanol, especially if corn prices remain high. Cellulosic ethanol may also capture more government subsidies and assistance than corn based ethanol. This could decrease demand for our product or result in competitive disadvantages for our ethanol production process.

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

    A number of automotive, industrial and power generation manufacturers are developing alternative clean power systems using fuel cells, plug-in hybrids, electric cars or clean burning gaseous fuels. Electric car technology has recently grown in popularity, especially in urban areas. While currently there are a limited number of vehicle recharging stations, making electric cars not feasible for all consumers, there has been increased focus on developing these recharging stations which may make electric car technology more widely available in the future. This additional competition from alternate sources could reduce the demand for ethanol, which would negatively impact our profitability.

Distillers Grains

Ethanol plants in the Midwest produce the majority of distillers grains and primarily compete with other ethanol producers in the production and sales of distillers grains. According to the Renewable Fuels Association's Ethanol Industry Outlook 2012, ethanol plants produced more than 33 million metric tons of distillers grains in 2010/2011 and are expected to produce an estimated 35.7 million metric tons in 2011/2012. The amount of distillers grains produced is expected to fluctuate with changes in ethanol production.

The primary consumers of distillers grains are dairy and beef cattle, according to the Renewable Fuels Association's Ethanol Industry Outlook 2012. In recent years, an increasing amount of distillers grains have been used in the swine and poultry markets. Numerous feeding trials show advantages in milk production, growth, rumen health, and palatability over other dairy cattle feeds. With the advancement of research into the feeding rations of poultry and swine, we expect these markets to expand and create additional demand for distillers grains; however, no assurance can be given that these markets will in fact expand, or if they do, that we will benefit from it. The market for distillers grains is generally confined to locations where freight costs allow it to be competitively priced against other feed ingredients. Distillers grains compete with three other feed formulations: corn gluten feed, dry brewers grain and mill feeds. The primary value of these products as animal feed is their protein content. Dry brewers grain and distillers grains have about the same protein content, and corn gluten feed and mill feeds have slightly lower protein contents.
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

In the fiscal year ended October 31, 2012, we incurred costs and expenses of approximately $208,855 complying with environmental laws.

Butamax Advanced Biofuels

In November 2011, we signed a non-binding letter of intent with Butamax Advanced Biofuels for the purpose of discussing the possible implementation of biobutanol technology and commercial-scale production of biobutanol at our facility. Management expects to conduct due diligence and work with Butamax Advanced Biofuels to develop a scope of definitive agreements in the future. However, there is no guarantee that definitive agreements to implement biobutanol technology will be executed.

Employees

As of October 31, 2012, we had 40 full-time employees.

Financial Information about Geographic Areas

All of our operations are domiciled in the United States. All of the products sold to our customers for fiscal years 2012, 2011 and 2010 were produced in the United States and all of our long-lived assets are domiciled in the United States. We have engaged third-party professional marketers who decide where the majority of our products are marketed and we have no control over the marketing decisions made by our third-party professional marketers. These third-party marketers may decide to sell our products in countries other than the United States. However, we anticipate that our products will primarily be marketed and sold in the United States.

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

Risks Relating to Our Business

Recently operating margins in the ethanol industry have decreased which has had an adverse effect on our profitability. Our ability to profitably operate the ethanol plant is primarily dependent on the spread between the price we pay for corn and the price we receive for our ethanol. Recently, the price of corn has been comparatively higher in relation to the price of ethanol than it has been historically. This has resulted in tighter operating margins, both at our ethanol plant and in the ethanol industry generally. These decreased operating margins affect our profitability and has resulted in some plants reducing production or ceasing operations. While in recent years the price of ethanol has followed the price of corn, this correlation has been less reliable during calendar year 2012 due to higher ethanol supplies and relatively lower ethanol demand. If this supply and demand imbalance continues and our operating margins continue to be tight, it may adversely impact our ability to profitably operate which could negatively impact the value of our units.

Drought conditions experienced in the United States have had an adverse effect on corn supply in much of the Midwest and lead to increased corn prices which may force us to reduce or cease production if we are unable to secure the corn we require. Our operations depend on an adequate supply of corn at a price at which we can profitably operate our ethanol plant. Weather conditions can have a dramatic effect on the price and availability of corn. Severe drought conditions impacting much of the Midwest has led to a smaller harvest and increased prices and price volatility. We may have difficulty obtaining corn at a price at which we can profitably operate our ethanol plant or at all. If this occurs, we may have to slow or even halt plant operations which may adversely impact our profitability and the value of our units.

Declines in the price of ethanol or distillers grains would reduce our revenues. The sale prices of ethanol and distillers grains can be volatile as a result of a number of factors such as overall supply and demand, the price of gasoline and corn, levels of government support, and the availability and price of competing products. Any lowering of ethanol or distillers grains prices, especially if it is associated with increases in corn and natural gas prices, may affect our ability to operate profitably. We anticipate the price of ethanol and distillers grains to continue to be volatile in our 2013 fiscal year as a result of the net effect of changes in the price of gasoline and corn prices and increased ethanol supply offset by increased ethanol demand. Declines in the prices we receive for our ethanol and distillers grains will lead to decreased revenues and may result in our inability to operate the ethanol plant profitably for an extended period of time which could decrease the value of our units.

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

The prices for and availability of natural gas are subject to volatile market conditions.  These market conditions often are affected by factors beyond our control such as higher prices as a result of colder than average weather conditions or natural disasters, overall economic conditions and foreign and domestic governmental regulations and relations.  Significant disruptions in the supply of natural gas could impair our ability to manufacture ethanol and more significantly, distillers grains for our customers.  Furthermore, increases in natural gas prices or changes in our natural gas costs relative to natural gas costs paid by competitors may adversely affect our results of operations and financial condition. We seek to minimize the risks from fluctuations in the prices of corn through the use of derivative instruments.  However, these hedging transactions also involve risks to our business.  See “Risks Relating to Our Business - We engage in hedging transactions which involve risks that could harm our business.” If we were to experience relatively higher corn and natural gas costs compared to the selling prices of our products for an extended period of time, the value of our units may be reduced.

We engage in hedging transactions which involve risks that could harm our business. We are exposed to market risk from changes in commodity prices. Exposure to commodity price risk results from our dependence on corn and natural gas in the ethanol production process, along with sales of ethanol and distillers grains. We seek to minimize the risks from fluctuations in the prices of corn and natural gas through the use of derivative instruments. The effectiveness of our hedging strategies is dependent on the price of corn and natural gas and our ability to sell sufficient products to use all of the products for which we have futures contracts. Our hedging activities may not successfully reduce the risk caused by price fluctuation which may leave us vulnerable to high prices. Alternatively, we may choose not to engage in hedging transactions in the future and our operations and financial conditions may be adversely affected during periods in which prices increase. Utilizing cash for margin calls has an impact on the cash we have available for operations which could result in liquidity problems. Price movements in corn contracts are highly volatile and are influenced by many factors that are beyond our control. There are several variables that could affect the extent to which our derivative instruments are impacted by price fluctuations in the cost of corn. We may incur such costs and they may be significant which could impact our ability to profitably operate the plant and may reduct the value of our units.

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

We have signed a letter of intent with Butamax Advanced Biofuels for the purpose of discussing the implementation of biobutanol technology at our facility; however, we may not be able to reach definitive agreements and, in the event we proceed with biobutanol technology, there are no assurances that the technology will be effective or that there will be a market for biobutanol. We entered into a letter of intent with Butamax Advanced Biofuels for the purpose of discussing the conversion of our ethanol facility to a biobutanol facility. We may never enter into definitive agreements with Butamax Advanced Biofuels and therefore, may never convert our ethanol facility to a biobutanol facility. In the event we do proceed with definitive agreements and convert our facility to a biobutanol facility there is are no assurances that the biobutanol technology as developed by Butamax Advanced Biofuels will be effective. Even if the technology were to be effective, there is no assurance that we would be able to profitably market the biobutanol.

If RPMG, which markets all of our ethanol fails, it may negatively impact our ability to profitably operate the ethanol plant. All of our ethanol is marketed by RPMG. Therefore, nearly all of our revenue is derived from sales that are secured by RPMG. If RPMG is unable to market our ethanol, it may negatively impact our ability to profitably operate the ethanol plant. While management believes that we could secure an alternative marketer if RPMG were to fail, switching marketers may negatively impact our cash flow and our ability to continue to operate profitably, which may decrease the value of our units.

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

Our existing debt financing agreements contain, and our future debt financing agreements may contain, restrictive covenants that limit distributions and impose restrictions on the operation of our business. The use of debt financing makes it more difficult for us to operate because we must make principal and interest payments on the indebtedness and abide by covenants contained in our debt financing agreements. Although we have significantly reduced our level of debt, the restrictive covenants contained in our financing agreements may have important implications on our operations, including, among other things: (a) limiting our ability to obtain additional debt or equity financing; (b) placing us at a competitive disadvantage because we may be more leveraged than some of our competitors; (c) subjecting all or substantially all of our assets to liens, which means that there may be no assets left for unit holders in the event of a liquidation; and (d) limiting our ability to make business and operational decisions regarding our business, including, among other things, limiting our ability to pay dividends to our unit holders, make capital improvements, sell or purchase assets or engage in transactions we deem to be appropriate and in our best interest.

We may violate the terms of our credit and capital lease agreements, including the financial covenants, which could result in our lenders demanding immediate repayment. Our credit and capital lease agreements with First National Bank of Omaha ("FNBO") U.S. Bank National Association ("U.S. Bank") as trustee for the City of Lamberton include various financial loan covenants. At October 31, 2012, we were not in compliance with the fixed charge coverage ratio and the minimum net worth covenants with FNBO or the fixed charge coverage ratio and working capital covenants with U.S. Bank. We subsequently received waivers of each of these violations and also an amendment to the calculation of the fixed charge coverage ratio and net worth covenants with FNBO. Current management projections indicate that we will be in compliance with our loan covenants with FNBO for at least the next 12 months. However, unforeseen circumstances may develop which could result in us violating our loan covenants. If we violate the terms of our credit agreements, including our financial loan covenants, FNBO or U.S Bank could deem us to be in default of our loans and require us to immediately repay the entire outstanding balance of our loans. If we do not have the funds available to repay the loans or we cannot find another source of financing, we may fail which could decrease or eliminate the value of our units.

Our inability to secure credit facilities we may require in the future could negatively impact our liquidity. Due to current conditions in the credit markets, it has been difficult for businesses to secure financing. While we do not currently require more financing than we have, in the future we may need additional financing. If we require financing in the future and are unable to secure such financing, or we are unable to secure the financing we require on reasonable terms, it may have a negative impact on our liquidity which could negatively impact the value of our units.

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

Risks Related to Ethanol Industry

The ethanol industry is an industry that is changing rapidly which can result in unexpected developments that could negatively impact our operations and the value of our units. The ethanol industry has grown significantly in the last thirteen years. According to the Renewable Fuels Association, the ethanol industry has grown from approximately 1.5 billion gallons of production per year in 1999 to approximately 14.7 billion gallons of current domestic ethanol production capacity. This rapid growth has resulted in significant shifts in supply and demand of ethanol over a very short period of time. As a result, past performance by the ethanol plant or the ethanol industry generally might not be indicative of future performance. We may experience a rapid shift in the economic conditions in the ethanol industry which may make it difficult to operate the ethanol plant profitably. If changes occur in the ethanol industry that make it difficult for us to operate the ethanol plant profitably, it could result in the reduction in the value of our units.

Demand for ethanol may not continue to grow unless ethanol can be blended into gasoline in higher percentage blends for all conventional automobiles. Currently, ethanol is primarily blended with gasoline for use in standard (non-flex fuel) vehicles to create a blend which is 10% ethanol and 90% gasoline. Estimates indicate that approximately 133 billion gallons of gasoline are sold in the United States each year. Assuming that all gasoline in the United States is blended at a rate of 10% ethanol and 90% gasoline, the maximum demand for ethanol is 13.3 billion gallons. This is commonly referred to as the "blending wall," which represents a theoretical limit where more ethanol cannot be blended into the national gasoline pool. Many in the ethanol industry believe that the ethanol industry has already reached this blending wall. In order to expand ethanol demand, higher percentage blends of ethanol must be utilized in standard vehicles. The EPA has approved the use of E15 for standard vehicles produced in the model year 2001 and later. However, the fact that E15 has not been approved for use in all vehicles and the labeling requirements associated with E15 may result in many gasoline retailers refusing to carry E15. In addition, different gasoline blendstocks may be required at certain times of the year in order to use E15 due to federal regulations related to fuel evaporative emissions. As a result, the approval of E15 may not significantly increase demand for ethanol.

The California Low Carbon Fuel Standard may decrease demand for corn based ethanol which could negatively impact our profitability. California passed a Low Carbon Fuel Standard (LCFS) requiring that renewable fuels used in California must accomplish certain reductions in greenhouse gases which are measured using a lifecycle analysis. California represents a significant ethanol market and if we are unable to supply ethanol to California, it could significantly reduce demand for the ethanol we produce. While the LCFS has been appealed, the federal appeals court has allowed enforcement to continue until the appeals court decides the case. Any decrease in ethanol demand as a result of the California LCFS could negatively impact ethanol prices which could reduce our revenues and negatively impact our ability to profitably operate the ethanol plant.

Technology advances in the commercialization of cellulosic ethanol may decrease demand for corn based ethanol which may negatively affect our profitability. The current trend in ethanol production research is to develop an efficient method of producing ethanol from cellulose-based biomass, such as agricultural waste, forest residue, municipal solid waste and energy crops. This trend is driven by the fact that cellulose-based biomass is generally cheaper than corn, and producing ethanol from cellulose-based biomass would create opportunities to produce ethanol in areas which are unable to grow corn. There are several government initiatives that offer a strong incentive to develop commercial scale cellulosic ethanol. The RFS requires that 16 billion gallons per year of advanced bio-fuels must be consumed in the United States by 2022. Additionally, state and federal grants have been awarded to several companies who are seeking to develop commercial-scale cellulosic ethanol plants. Commercial scale cellulosic ethanol plants are currently under construction and we expect will be operational in the near future. If an efficient method of producing ethanol from cellulose-based biomass on a commercial scale is successful, we may not be able to compete effectively. If we are unable to produce ethanol as cost-effectively as cellulose-based producers, our ability to general revenue will be negatively impacted.

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

We operate in an intensely competitive industry and compete with larger, better financed companies which could impact our ability to operate profitably. There is significant competition among ethanol producers. There are numerous producer-owned and privately-owned ethanol plants planned and operating through the United States. In addition, we have seen increased competition from oil companies who have purchased ethanol production facilities. We also face competition from ethanol producers located outside the United States. The largest ethanol producers include Archer Daniels Midland, Green Plains Renewable Energy, POET, and Valero Renewable Fuels, all of which are each capable of producing significantly more ethanol. Further, many believe that there will be further consolidation occurring in the ethanol industry in the future which will likely lead to a few companies who control a significant portion of the ethanol production market. We may not be able to compete with these larger producers and our inability to compete could negatively impact our financial performance.

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

Consumer resistance to the use of ethanol based on the belief that ethanol is expensive, uses too much corn, adds to air pollution, harms engines, and/or takes more energy to produce than it contributes may affect the demand for ethanol. Certain individuals believe that the use of ethanol will have a negative impact on gasoline prices and that ethanol production uses too much of the available corn supply. Many also believe that ethanol adds to air pollution and harms vehicle engines. Still other consumers believe that the process of producing ethanol actually uses more fossil energy, such as oil and natural gas, than the amount of energy that is produced. These consumer beliefs could potentially be wide-spread. If consumers choose not to buy ethanol based on these beliefs, it would affect the demand for the ethanol we produce which could negatively affect our profitability.

Risks Related to Regulation and Governmental Action

Government incentives for ethanol production may be eliminated in the future, which could hinder our ability to operate at a profit. The ethanol industry is assisted by various federal and state ethanol production and tax incentives, including the RFS. The RFS helps to support a market for ethanol that might disappear without this incentive. Any waiver of the RFS or any modification or elimination of the RFS and the minimum levels of renewable fuels required in gasoline could negatively impact ethanol demand and prices and our results of operations.

VEETC and the United States' tariff on foreign ethanol expired on December 31, 2011. The elimination of tax incentives for gasoline refiners and blenders resulting from the expiration of VEETC may have a negative impact on demand for ethanol which may result in lower market ethanol prices. The ethanol industry in the United States has also experienced increased competition from ethanol produced outside of the United States in 2012. The loss of the United States' tariff on foreign ethanol could result in continued increases in importation of ethanol produced in other countries, especially in areas of the United States that are easily accessible by international shipping ports. Any increase in ethanol imports could negatively impact domestic ethanol prices and demand.

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

Carbon dioxide regulations may require us to obtain additional permits and install additional environmental mitigation equipment, which could adversely affect our financial performance. Carbon dioxide and other greenhouse gases are regulated as air pollutants under the Clean Air Act. While we currently have all permits necessary under the Clean Air Act to operate the plant, these regulations may change in the future which could require us to apply for additional permits or install carbon dioxide mitigation equipment or take other as yet unknown steps to comply with these potential regulations. Compliance with any future regulation of carbon dioxide, if it occurs, could be costly and may prevent us from operating the ethanol plant profitably which could decrease or eliminate the value of our units.

ITEM 2. PROPERTIES

Our plant site is made up of two adjacent parcels which together total approximately 125 acres in southwest Minnesota near Lamberton. The plant's address is 24500 U.S. Highway 14, Lamberton, Minnesota 56152. We produce all of our ethanol and distillers grains at this site. The ethanol plant has a permitted capacity to annually produce 58 million gallons of undenatured ethanol or 59.5 million gallons of denatured ethanol.

All of our tangible and intangible property, real and personal, serves as the collateral for our debt financing with FNBO as well as collateral for our equipment lease agreement with the City of Lamberton, Minnesota. Our senior credit facility and our equipment lease are discussed in more detail under “ITEM 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4.    MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED MEMBER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of January 25, 2013, we have approximately 4,953 membership units outstanding and approximately 1,443 unit holders of record. There is no public trading market for our membership units.

We have, however, established through Alerus Securities a Unit Trading Bulletin Board, a private online matching service, in order to facilitate trading among our members. The Unit Trading Bulletin Board has been designed to comply with federal tax laws and Internal Revenue Service ("IRS") regulations establishing a “qualified matching service,” as well as state and federal securities laws. Our Unit Bulletin Board consists of an electronic bulletin board that provides a list of interested buyers with a list of interested sellers, along with their non-firm price quotes. The Unit Trading Bulletin Board does not automatically affect matches between potential sellers and buyers and it is the sole responsibility of sellers and buyers to contact each other to make a determination as to whether an agreement to transfer units may be reached. We do not become involved in any purchase or sale negotiations arising from our Unit Trading Bulletin Board and have no role in effecting the transactions beyond approval, as required under our member control agreement, and the issuance of new certificates. We do not give advice regarding the merits or shortcomings of any particular transaction. We do not receive, transfer or hold funds or securities as an incident of operating the Unit Trading Bulletin Board. We do not receive any compensation for creating or maintaining the Unit Trading Bulletin Board. In advertising our Unit Trading Bulletin Board, we do not characterize Highwater Ethanol as being a broker or dealer or an exchange. We do not use the Unit Trading Bulletin Board to offer to buy or sell securities other than in compliance with the securities laws, including any applicable registration requirements.

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

The following table contains historical information by fiscal quarter for the fiscal years ended October 31, 2012 and 2011 regarding the actual unit transactions that were completed by our unit-holders during the periods specified. We believe this most accurately represents the current trading value of the Company's units. The information was compiled by reviewing the completed unit transfers that occurred on our qualified matching service bulletin board during the quarters indicated.

Quarter	Low Price	High Price	Average Price	# of Units Traded
2011 1st	$5,450	$5,750	$5,525	12
2011 2nd	$5,000	$5,000	$5,000	2
2011 3rd	$—	$—	$—	—
2011 4th	$5,000	$5,000	$5,000	14
2012 1st	$5,100	$5,550	$5,233	9
2012 2nd	$6,000	$6,000	$6,000	2
2012 3rd	$—	$—	$—	—
2012 4th	$—	$—	$—	—

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

Sellers Quarter	Low Price	High Price	Average Price	# of Units Listed
2011 1st	$5,400	$9,270	$6,178	30
2011 2nd	$5,000	$5,200	$5,066	6
2011 3rd	$5,000	$6,000	$5,255	9
2011 4th	$5,000	$5,000	$5,000	8
2012 1st	$5,000	$6,000	$5,500	3
2012 2nd	$6,000	$7,250	$6,625	3
2012 3rd	$5,000	$7,200	$6,171	7
2012 4th	$5,000	$5,000	$5,000	1

Distributions

We paid distributions of $100.95 per unit to our members during our fiscal year ended October 31, 2012. We did not make any distributions to our members during our fiscal year ended October 31, 2011. Our board of governors has discretion over the timing and amount of distributions to our unit holders, subject to certain restrictions in our credit agreements. However, our member control agreement requires the board of governors to endeavor to make cash distributions at such times and in such amounts as will permit our unit holders to satisfy their income tax liability relating to owning our units in a timely fashion.

Our expectations with respect to our ability to make future distributions are discussed in greater detail in “ITEM 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations” In addition, distributions are restricted by certain loan covenants in our construction term loan and revolving credit financing agreements. These loan covenants and restrictions are described in greater detail under “ITEM 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

Performance Graph

The following graph shows a comparison of cumulative total member return since April 15, 2008, calculated on a dividend reinvested basis, for the Company, the NASDAQ Composite Index (the "NASDAQ") and an index of other companies that have the same SIC codes as the Company (the "Industry Index"). The graph assumes $100 was invested in each of our units, the NASDAQ, and the Industry Index on April 15, 2008. Data points on the graph are annual. Note that historic stock price performance is not necessarily indicative of future unit price performance.

Pursuant to the rules and regulations of the Securities and Exchange Commission, the performance graph and the information set forth therein shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, and shall not be deemed to be incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

ITEM 6. SELECTED FINANCIAL DATA

The following table presents selected financial and operating data as of the dates and for the periods indicated. The selected balance sheet financial data as of October 31, 2010, 2009 and 2008 and the selected income statement data and other financial data for the years ended October 31, 2009 and 2008 have been derived from our audited financial statements that are not included in this Form 10-K. The selected balance sheet financial data as of October 31, 2012 and 2011 and the selected income statement data and other financial data for each of the years in the three year period ended October 31, 2012 have been derived from the audited Financial Statements included elsewhere in this Form 10-K. You should read the following table in conjunction with "ITEM 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and the accompanying notes included elsewhere in this Form 10-K. Among other things, those financial statements include more detailed information regarding the basis of presentation for the following financial data.

Statement of Operations Data:	2012	2011	2010	2009	2008
Revenues	$156,648,625	$160,374,033	$104,849,565	$18,983,802	$—

Cost Goods Sold	155,785,481	149,540,234	94,993,137	16,064,288	—

Gross Profit	863,144	10,833,799	9,856,428	2,919,514	—

Operating Expenses	1,804,031	1,762,414	1,850,905	1,882,608	1,010,730

Operating Income (Loss)	(940,887)	9,071,385	8,005,523	1,036,906	(1,010,730)

Other Income (Expense)	(3,184,001)	(3,928,028)	(5,253,117)	(2,528,312)	480,277

Net Income (Loss)	$(4,124,888)	$5,143,357	$2,752,406	$(1,491,406)	$(530,453)

Weighted Average Units Outstanding	4,953	4,953	4,953	4,953	3,056

Net Income (Loss) Per Unit	$(832.81)	$1,038.43	$555.70	$(301.11)	$(173.58)

Cash Distributions Per Unit	$100.95	$—	$—	$—	$—

Balance Sheet Data:	2012	2011	2010	2009	2008
Current Assets	$11,185,608	$15,695,180	$13,745,241	$8,956,961	$10,193,041

Net Property and Equipment	86,459,635	91,811,920	97,558,718	103,052,684	64,212,120

Other Assets	4,052,190	3,422,287	3,147,298	3,278,767	3,392,782

Total Assets	101,697,433	110,929,387	114,451,257	115,288,412	77,797,943

Current Liabilities	6,662,377	7,741,800	10,252,887	7,818,927	17,555,729

Long-Term Debt	47,857,262	50,997,079	56,439,317	62,712,332	15,180,000

Other Liabilities	645,589	1,118,709	1,787,375	1,563,985	530,078

Members' Equity	$46,532,205	$51,071,799	$45,971,678	$43,193,168	$44,532,136

Total Liabilities & Members' Equity	$101,697,433	$110,929,387	$114,451,257	$115,288,412	$77,797,943

See "ITEM 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" for further discussion of our financial results.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Highwater Ethanol, LLC (“we,” “our,” “Highwater” or the “Company”) is a Minnesota limited liability company formed on May 2, 2006. Since August 2009, we have been engaged in the production of ethanol and distillers grains at the ethanol plant. Our plant has nameplate capacity of 50 million gallons of undenatured ethanol per year. However, modifications to our air emissions permit approved by Minnesota Pollution Control Agency in February 2012 allow us to produce 58 million gallons per year of undenatured ethanol per year. Our plant is currently operating at above nameplate capacity. During the fiscal year ended 2012, the ethanol plant processed approximately 19 million bushels of corn into approximately 57 million gallons of fuel grade ethanol, approximately 116,000 tons of dried distillers grains with solubles and approximately 73,000 tons of modified wet distillers grains with solubles.

Our operating results are largely driven by the prices at which we sell our ethanol and distillers grains as well as the other costs related to production. The price of ethanol has historically fluctuated with the price of corn. The price of distillers grains has also historically been influenced by the price of corn as a substitute livestock feed. We expect these price relationships to continue for the foreseeable future, although recent volatility in the commodities markets makes historical pricing relationships less reliable. Our largest costs of production are corn, natural gas, depreciation and manufacturing chemicals. The cost of corn is largely impacted by geopolitical supply and demand factors and the outcome of our risk management strategies. Prices for natural gas, manufacturing chemicals and denaturant are tied directly to the overall energy sector, crude oil and unleaded gasoline. We market and sell our products primarily in the continental United States using third party marketers. RPMG markets our ethanol. CHS, Inc. markets our dried distillers grains. Meadowland supplies our corn.

On January 25, 2013, we entered into the Seventh Amendment of Construction Loan Agreement which amended our Construction Loan Agreement originally dated April 24, 2008 with FNBO. The amendment waived our violations at October 31, 2012 of the fixed charge coverage ratio and the minimum net worth covenants. In addition, the amendment amended the calculation of the covenants measuring the fixed charge coverage ratio and the minimum net worth calculation.

We expect to fund our operations during the next 12 months using cash flow from our continuing operations and our current credit facilities. However, based on volatility in the cost of corn and potentially tight or even negative margins throughout the period, we may need to seek additional funding.

Results of Operations for the Fiscal Years Ended October 31, 2012 and 2011

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses, operating profit (loss) and other items to total revenues in our statement of operations for the fiscal years ended October 31, 2012 and 2011:

	2012		2011
Income Statement Data	Amount	%	Amount	%

Revenue	$156,648,625	100.00%	$160,374,033	100.00%
Cost of Goods Sold	155,785,481	99.45%	149,540,234	93.24%
Gross Profit	863,144	0.55%	10,833,799	6.76%
Operating Expenses	1,804,031	1.15%	1,762,414	1.10%
Operating Profit (Loss)	(940,887)	(0.60)%	9,071,385	5.66%
Other Expense	(3,184,001)	(2.03)%	(3,928,028)	(2.45)%
Net Income (Loss)	$(4,124,888)	(2.63)%	$5,143,357	3.21%

The following table shows the sources of our revenue for the fiscal year ended October 31, 2012.

Revenue Sources	Amount (Unaudited)	Percentage of Total Revenues (Unaudited)

Ethanol Sales	$123,398,657	78.78%
Modified Wet Distillers Grains Sales	7,742,353	4.94%
Dried Distillers Grains Sales	25,507,615	16.28%
Total Revenues	$156,648,625	100.00%

The following table shows the sources of our revenue for the fiscal year ended October 31, 2011.

Revenue Sources	Amount (Unaudited)	Percentage of Total Revenues (Unaudited)

Ethanol Sales	$135,149,520	84.27%
Modified Wet Distillers Grains Sales	884,950	0.55%
Dried Distillers Grains Sales	24,339,563	15.18%
Total Revenues	$160,374,033	100.00%

Our total revenues were lower for the fiscal year ending October 31, 2012 compared to the same period of 2011 primarily due to the lower prices we received for our ethanol.

We experienced a slight increase in the gallons of ethanol sold in the fiscal year ended October 31, 2012 as compared to the fiscal year ended October 31, 2011. The gallons of ethanol we sold during the fiscal year ended October 31, 2012 increased by approximately 1.93% as compared to the number of gallons of ethanol we sold for the fiscal year ended October 31, 2011. Our plant is currently operating at above nameplate capacity. The average per gallon ethanol sales price we received for the fiscal year ended October 31, 2012 was approximately 10.25% lower than the average price we received for the same period in 2011. Management attributes this decrease in the average price we received for our ethanol to decreased gasoline demand which negatively impacted ethanol demand since ethanol is typically blended with gasoline. In addition, higher ethanol reserves resulted in excess ethanol supply. Management anticipates that ethanol prices will continue to change in relation to corn and energy prices and anticipates continued volatility in the price of ethanol throughout our 2013 fiscal year. Operating margins were tight for much of our 2012 fiscal year and negative at times during the second half of our 2012 fiscal year. Management anticipates that our results of operations for our 2013 fiscal year will continue to be affected by volatility in the commodity markets and that tight operating margins will continue. Should we experience unfavorable operating conditions that prevent us from profitably operating the ethanol plant, we may need to reduce production at our plant.

Distillers grains represented a larger portion of our revenues during the fiscal year ended October 31, 2012 compared to the same period of 2011. For the fiscal year ended October 31, 2012, the average price per ton that we received for our modified distillers grains was approximately 45.22% higher than during the fiscal year ended October 31, 2011. For the fiscal year ended October 31, 2012, the average price per ton that we received for our dried distillers grains was approximately 24.03% higher than during the fiscal year ended October 31, 2011. We also experienced an increase in the number of tons of modified distillers grains sold of approximately 60,600 tons and a decrease in the number of tons of dried distillers grains sold of approximately 25,300 tons in the fiscal year ended October 31, 2012 as compared to the same time period of 2011. Management attributes the increase in the average price we received for our distillers grains to lower corn stocks due to the drought conditions experienced in the United States and foreign exports. Management anticipates that distillers grains prices will remain strong and continue to follow corn prices during our 2013 fiscal year with distillers grains continuing to trade closer to the price of corn despite volatility in the corn market.

Cost of Goods Sold

Our two largest costs of production are corn (85.81% of cost of goods sold for the fiscal year ended October 31, 2012) and natural gas (4.27% of cost of goods sold for the fiscal year ended October 31, 2012). Our average cost per bushel of corn for our 2012 fiscal year increased by approximately 16.6% compared to the same period of 2011. During the fiscal year ended October 31, 2012, we used approximately 19,484,400 bushels of corn to produce our ethanol and distillers grains as compared to approximately 18,962,138 bushels for the same period in 2011. Management attributes higher corn prices to increased market prices particularly during the second half of our fiscal year in response to severe drought conditions in the United States which negatively impacted the amount of corn that was harvested in the fall of 2012. Management believes that an adequate corn supply will be available in our area to operate the ethanol plant. However, corn prices will also likely continue to be high and remain volatile throughout our 2013 fiscal year as a result of an increase in demand for corn and limited supply. Should we experience unfavorable operating conditions that prevent us from profitably operating the ethanol plant, we may need to reduce or halt production at our plant.

At October 31, 2012, we have open positions for 1,070,000 bushels of corn. Our corn derivatives are forecasted to settle within the next twelve months. We had gains related to corn derivative instruments of $481,013 for the fiscal year ended October 31, 2012, which decreased cost of goods sold in the statement of operations. We had gains related to corn derivative instruments of $493,632 for the fiscal year ended October 31, 2011.

For the fiscal year ended October 31, 2012, we purchased approximately 1,339,751 MMBTUs of natural gas compared to 1,385,578 MMBTUs for the same period of 2011. Our average price per MMBTU of natural gas was $4.79 for the fiscal year ended October 31, 2012 compared to $5.16 for the same period in 2011. Management attributes this decrease in the average price we paid for our natural gas with strong natural gas supplies which have kept natural gas prices low.

In the ordinary course of business, we entered into forward purchase contracts for our natural gas purchases. At October 31, 2012, we have natural gas forward contracts for delivery periods through March 2013 for a total commitment of approximately $659,000. We had losses related to natural gas based derivative instruments of $419,021 for the fiscal year ended October 31, 2012, with no corresponding gains or losses in the same period of 2011.

Operating Expense

We had operating expense for the fiscal year ended October 31, 2012 of $1,804,031 compared to operating expense of $1,762,414 for the same period of 2011. Management attributes this increase in operating expense to increased costs related to our business and property insurance, property taxes and safety supplies. We continue to pursue strategies to optimize efficiencies and maximize production. These efforts may result in a decrease in our operating expenses on a per gallon basis. However, because these expenses do not vary with the level of production at the plant, we expect our operating expenses to remain relatively steady.

Operating Loss

We had operating loss for the fiscal year ended October 31, 2012 of $940,887 compared to operating profit of $9,071,385 for the same period of 2011. Our income from operations for the fiscal year ended October 31, 2012, was 0.60% of our revenues compared to 5.66% for the same period of 2011. Our operating loss for the fiscal year ended October 31, 2012, was due primarily to due to a decrease in the price we received for our ethanol and an increase in the price of corn which resulted in negative operating margins in the second half of our fiscal year.

Other Expense

We had total other expense for the fiscal year ended October 31, 2012 of $3,184,001 compared to other expense of $3,928,028 for the same period of 2011. Our other expense for the fiscal year ended October 31, 2012, consisted primarily of interest expense offset by derivative instrument gains and investment income.

Results of Operations for the Fiscal Years Ended October 31, 2011 and 2010

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses, operating profit and other items to total revenues in our statement of operations for the fiscal year ended October 31, 2011 and 2010:

	2011		2010
Income Statement Data	Amount	%	Amount	%

Revenue	$160,374,033	100.00%	$104,849,565	100.00%
Cost of Goods Sold	149,540,234	93.24%	94,993,137	90.60%
Gross Profit	10,833,799	6.76%	9,856,428	9.40%
Operating Expenses	1,762,414	1.10%	1,850,905	1.77%
Operating Profit	9,071,385	5.66%	8,005,523	7.64%
Other Expense	(3,928,028)	(2.45)%	(5,253,117)	(5.01)%
Net Income (Loss)	$5,143,357	3.21%	$2,752,406	2.63%

Revenues

The following table shows the sources of our revenue for the fiscal year ended October 31, 2011.

Revenue Sources	Amount	Percentage of Total Revenues

Ethanol Sales	$135,149,520	84.27%
Modified Wet Distillers Grains Sales	884,950	0.55%
Dried Distillers Grains Sales	24,339,563	15.18%
Total Revenues	$160,374,033	100.00%

The following table shows the sources of our revenue for the fiscal year ended October 31, 2010.

Revenue Sources	Amount	Percentage of Total Revenues

Ethanol Sales	$90,775,411	86.58%
Modified Wet Distillers Grains Sales	350,421	0.33%
Dried Distillers Grains Sales	13,723,733	13.09%
Total Revenues	$104,849,565	100.00%

Our total revenue was higher for the fiscal year ended October 31, 2011 compared to our 2010 fiscal year primarily due to increased market prices for ethanol and distillers grains.

Our revenue from sales of ethanol increased during our 2011 fiscal year compared to our 2010 fiscal year due to higher ethanol prices and increased sales of ethanol. The price we received for our ethanol was approximately 44.64% higher for the fiscal year ended October 31, 2011 compared to the same period of 2010. Management attributes this increase in the average price we received for our ethanol in our 2011 fiscal year with higher corn and energy prices and increased demand for ethanol. Management believes that ethanol demand increased due to the annual increase in the RFS along with increased ethanol exports.

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

Our revenue from sales of distillers grains increased during our 2011 fiscal year compared to our 2010 fiscal year primarily due to higher market prices for distiller grains during our 2011 fiscal year. The average price we received for our dried distillers grains was approximately 76.60% higher for our 2011 fiscal year compared to the same period of 2010. The average price we received for our modified/wet distillers grains increased by approximately 74.50% during our 2011 fiscal year compared to our 2010 fiscal year. Management attributes these higher price increases with higher corn prices which positively impact the market price of distillers grains and increased demand from domestic consumers as well as foreign exports.

Cost of Goods Sold

Our two largest costs of production are corn (82.12% of cost of goods sold for the fiscal year ended October 31, 2011) and natural gas (4.78% of cost of goods sold for the fiscal year ended October 31, 2011). Our average cost per bushel of corn during our 2011 fiscal year was approximately 76.09% higher than during the same period of 2010. Management believes that the higher corn prices during our 2011 fiscal year compared to the same period of 2010 were the result of lower ending stocks of corn in the fall of 2010 and increased export demand for corn. During the fiscal year ended October 31, 2011, we used approximately 18,962,138 bushels of corn to produce our ethanol and distillers grains as compared to approximately 19,018,396 bushels for the same period in 2010.

We had gains related to corn derivative instruments of approximately $493,632 for the fiscal year ended October 31, 2011, which decreased cost of sales. We had no gains or losses related to corn derivative instruments for the fiscal year ended October 31, 2010.

For the fiscal year ended October 31, 2011, we purchased approximately 1,385,578 MMBTUs of natural gas compared to 1,440,767 MMBTUs for the same period of 2010. The average price we paid per MMBTU of natural gas decreased by approximately 6.30% during our 2011 fiscal year compared to the same period of 2010. Management attributes this decrease in the average price we paid for our natural gas with strong natural gas supplies which have kept natural gas prices low.

Operating Expense

We had operating expense for the fiscal year ended October 31, 2011 of $1,762,414 compared to operating expense of $1,850,905 for the same period of 2010. Management attributes the decrease in operating expense to decreases in consulting fees and permits.

Operating Profit

We had operating income for the fiscal year ended October 31, 2011 of $9,071,385 compared to operating income of $8,005,523 for the same period of 2010. Our income from operations for the fiscal year ended October 31, 2011, was 5.66% of our revenues compared to 7.64% for the same period of 2010. This increase in our profitability was primarily due to the extremely favorable market conditions and plant efficiencies and resulting operating margins we experienced in the fiscal year ended 2011 compared with the more modest conditions and margins in the fiscal year ended 2010.

Other Expense

We had total other expense (net) for the fiscal year ended October 31, 2011 of $3,928,028 compared to other expense (net) of $5,253,117 for the same period of 2010. Our other expense for the fiscal year ended October 31, 2011, consisted primarily of interest expense offset by derivative instrument gains. While our interest expense declined during 2011 compared to 2010, we incurred higher interest rates on our variable rate note as the floor increased from 4% to 5%. In 2011, the interest rate swap liability also declined, resulting in a gain compared to a loss in 2010.

Changes in Financial Condition for the Fiscal Year Ended October 31, 2012 and 2011

The following table highlights the changes in our financial condition for the fiscal year ended October 31, 2012 from our previous fiscal year ended October 31, 2011:

	October 31, 2012	October 31, 2011
Current Assets	$11,185,608	$15,695,180
Current Liabilities	6,662,377	7,741,800
Long-Term Debt and Liabilities	48,502,851	52,115,788

Current Assets. The decrease in current assets was primarily the result of a decrease in our cash and equivalents of approximately $1,996,000 and a decrease in accounts receivable of approximately $2,566,000 at October 31, 2012 as compared to October 31, 2011. Our primary use of cash was to pay down debt. We also paid a distribution in the amount of $500,000 to our members.

Current Liabilities. The decrease in current liabilities at October 31, 2012 as compared to October 31, 2011 was due primarily to a decrease in our accounts payable of approximately $474,000 and a decrease in our current maturities of long-term debt as a result of our making scheduled principal repayments on our loans with FNBO.

Long-Term Debt and Liabilities. Long-term debt decreased at October 31, 2012 as compared to October 31, 2011 primarily due to scheduled principal repayments on our loans with FNBO. The other liability amounts include the long-term portion for the interest rate swap.

Changes in Financial Condition for the Fiscal Year Ended October 31, 2011 and 2010

The following table highlights the changes in our financial condition for the fiscal year ended October 31, 2011 from our previous fiscal year ended October 31, 2010:

	October 31, 2011	October 31, 2010
Current Assets	$15,695,180	$13,745,241
Current Liabilities	7,741,800	10,252,887
Long-Term Debt and Liabilities	52,115,788	58,226,092

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

Long-term Debt and Liabilities. Long-term debt decreased from $58,226,092 at October 31, 2010, to $52,115,788 at October 31, 2011, primarily because we continue to pay down our loans with FNBO. The Company has paid approximately $8,524,000 of Long-term Debt during fiscal year 2011. At the time of the filing the Company has paid approximately an additional $1,252,000, resulting in payments in the last 14 months of approximately $9,776,000.

Liquidity and Capital Resources

Based on financial forecasts performed by our management, we anticipate that we will have sufficient cash from our current credit facilities and cash from our operations to continue to operate the ethanol plant at capacity for the next 12 months. We do not currently anticipate seeking additional equity or debt financing in the near term.

However, operating margins were negative during the second half of our fiscal year 2012 as a result of higher corn prices which were not offset by ethanol prices. These tighter operating margins have resulted in some ethanol plants slowing or even halting production altogether. Management believes that an adequate corn supply will be available in our area to operate the ethanol plant. However, corn prices will also likely continue to be high throughout our 2013 fiscal year and perhaps beyond. Increases in the price of corn significantly increase our cost of goods sold. If these increases in cost of goods sold are not offset by corresponding increases in the prices we receive from the sale of our products, these increases in cost of goods sold can have a significant negative impact on our financial performance. If plant operating margins remain low or even negative for an extended period of time, management anticipates that this could significantly impact our liquidity, especially if our raw material costs increase due to a limited corn supply. If we continue to experience unfavorable operating conditions in the ethanol industry that prevent us from profitably operating the ethanol plant, we could have difficulty maintaining our liquidity and we may have to secure additional debt or equity financing for working capital or other purposes.

We do not currently anticipate any significant purchases of property and equipment that would require us to secure additional capital resources in the next 12 months.

The following table shows cash flows for the fiscal years ended October 31, 2012 and 2011:

	October 31, 2012	October 31, 2011

Net cash provided by operating activities	$3,855,584	$9,354,989
Net cash used in investing activities	(1,393,285)	(1,259,365)
Net cash used in financing activities	(4,457,986)	(8,524,114)

Cash Flow From Operations

We experienced a decrease of approximately $5,499,000 in our cash provided by operating activities for the fiscal year period ended October 31, 2012 compared to the same period in 2011. This decrease was due to a net loss primarily driven by decreased prices for ethanol during the period ended October 31, 2012. During the fiscal year ended October 31, 2012, our capital needs were being adequately met through cash from our operating activities and our credit facilities.

Cash Flow From Investing Activities

We used approximately $134,000 more net cash for investing activities for the fiscal year period ended October 31, 2012, as compared to the same period in 2011. This increase was primarily due to an increase in capital expenditures and an increase in our investment in RPMG LLC during the fiscal year ended October 31, 2012.

Cash Flow From Financing Activities

We used approximately $4,066,000 less net cash for financing activities during the fiscal year ended October 31, 2012 as compared to the same period in 2011. This decrease was primarily a result of a decrease in the amount we paid to FNBO towards the principal balance on our loans during the fiscal year ended October 31, 2012 as compared to the same period in 2011. In addition, we paid a distribution in the amount of $500,000 to our members during the fiscal year ended October 31, 2012.

The following table shows cash flows for the fiscal years ended October 31, 2011 and October 31, 2010:

	October 31, 2011	October 31, 2010

Net cash provided by operating activities	$9,354,989	$6,737,113
Net cash used in investing activities	(1,259,365)	(2,162,465)
Net cash used in financing activities	(8,524,114)	(3,339,308)

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

Short-Term and Long-Term Debt Sources with FNBO

On April 24, 2008, we entered into a Construction Loan Agreement (the “Agreement”) with First National Bank of Omaha, as administrative agent and collateral agent (collectively referred to as "FNBO") for the purpose of funding a portion of the cost of the ethanol plant. With construction complete and the ethanol plant commencing operations, the construction loan converted to a $25,200,000 Fixed Rate Note, a $20,200,000 Variable Rate Note, a $5,000,000 Long-Term Revolving Note, a $5,000,000 line of credit and $5,600,000 to support the issuance of letters of credit by FNBO. As of October 31, 2012, we have $3,500,000 in letters of credit outstanding.

Effective April 1, 2012, we entered into the Sixth Amendment of Construction Loan Agreement and the Fifth Amended and Restated Promissory Notes which amended our Construction Loan Agreement originally dated April 24, 2008 with FNBO and the Fourth Amended and Restated Promissory Notes executed on August 26, 2011. These amendments extended our line of credit until April 1, 2013 and modified the interest rate thereon to the three (3) month LIBOR rate plus 350 basis points with no minimum interest rate.

Subsequent to the period covered by this report, we entered into the Seventh Amendment of Construction Loan Agreement which amended our Construction Loan Agreement originally dated April 24, 2008 with FNBO. The amendment waived our violations at October 31, 2012 of the fixed charge coverage ratio and the minimum net worth covenants. In addition, FNBO amended the calculation of the covenant measuring the fixed charge coverage ratio for six quarters beginning November 1, 2012 through April 30, 2014 as follows: 0.65:1.00 at January 31, 2013 and April 30, 2013, 0.80:1.00 at July 31, 2013 and October 31, 2013 and 1.05:1.00 at January 31, 2014 and April 30, 2014. The fixed charge coverage ratio shall revert to 1.10:1.00 at July 31, 2014 and at the end of each fiscal quarter thereafter. The net worth calculation is amended as of November 1, 2012 to $41,250,000 to be measured quarterly.

Fixed Rate Note

The Fixed Rate Note was initially for $25,200,000 with a variable interest rate that is fixed with an interest rate swap. We make monthly principal payments on the Fixed Rate Note for approximately $168,000 plus accrued interest. Interest will accrue on the Fixed Rate Note at the greater of the one-month LIBOR Rate, in effect from time to time, plus 300 basis points or 4%. The applicable interest rate was 4% at October 31, 2012. However, we entered into an interest rate swap agreement with FNBO, which fixes the interest rate on the Fixed Rate Note at 7.6% until June 2014. The outstanding balance on this note was approximately $20,234,000 and $22,209,000 at October 31, 2012 and October 31, 2011, respectively. A final balloon payment on the Fixed Rate Note of approximately $15,174,000 will be due February 26, 2015.

Variable Rate Note

The Variable Rate Note was initially for $20,200,000. We make monthly interest only payments and we will remit quarterly excess cash flow payments to FNBO which will be applied first to interest and then to principal on the Variable Rate Note with a minimum annual principal reduction of $750,000. The minimum annual principal reduction of $750,000 has already been paid at the time of filing. The outstanding balance on this note was approximately $15,345,000 and $17,327,000 at October 31, 2012 and October 31, 2011, respectively.

Interest will accrue on the Variable Rate Note at the greater of the one-month LIBOR rate plus 350 basis points or 5%. The applicable interest rate at October 31, 2012, was 5%. A final balloon payment of approximately $13,107,000 will be due February 26, 2015.

Long-term Revolving Note

The Long-term Revolving Note was initially $5,000,000. We were required to make a $750,000 principal repayment on the Long-term Revolving Note prior to February 2012 and reduce the outstanding principal balance to zero as of February 2013. FNBO has no obligation to advance any additional funds and will only advance such sums as approved in its sole discretion. The Long-term Revolving Note accrues interest monthly at the greater of the one-month LIBOR plus 350 basis points, or 4%. The applicable interest rate at October 31, 2012 was 4%. The payment to reduce the balance to zero was made in September 2011. The outstanding balance on this note was $0 at October 31, 2012 and October 31, 2011, respectively.

Line of Credit

We have a line of credit available equal to the amount of the Borrowing Base, with a maximum limit of $5,000,000. The Borrowing Base will vary and may at times be less than $5,000,000. Our line of credit expires on April 1, 2013 and accrues interest at the three-month LIBOR rate plus 350 basis points with no minimum interest rate, which was 3.83% at October 31, 2012. The line of credit requires monthly interest payments. As of October 31, 2012, we had not drawn on the line of credit and have a maximum availability of $5,000,000.

Covenants and other Miscellaneous Financing Agreement Terms

The financing agreement with FNBO is subject to various financial and non-financial covenants that limit distributions and debt and require minimum debt service coverage, net worth, and working capital requirements. At October 31, 2012, we were not in compliance with the fixed charge coverage ratio and net worth covenants. We subsequently received a waiver of these violations. In addition, FNBO amended the calculation of the covenant measuring the fixed charge coverage ratio for six quarters beginning November 1, 2012 through April 30, 2014 as follows: 0.65:1.00 at January 31, 2013 and April 30, 2013, 0.80:1.00 at July 31, 2013 and October 31, 2013 and 1.05:1.00 at January 31, 2014 and April 30, 2014. The fixed charge coverage ratio shall revert to 1.10:1.00 at July 31, 2014 and at the end of each fiscal quarter thereafter. The net worth calculation is amended as of November 1, 2012 to $41,250,000 to be measured quarterly.

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

We have guaranteed that if such assessed capital lease payments are not sufficient for the required bond payments, we will provide such funds as are needed to fund the shortfall. The capital lease agreement is secured by substantially all business assets of the Company and is also subject to various financial and non-financial covenants that limit distributions and leverage and require minimum debt service coverage, net worth, and working-capital requirements. During the quarter ended July 31, 2012, we were not in compliance with the fixed charge coverage ratio in the capital lease agreement. During the quarter ended October 31, 2012, we were not in compliance with the fixed charge coverage ratio and the working capital covenant in the capital lease agreement. We subsequently received waivers of these violations.

Contractual Cash Obligations

In addition to our long-term debt obligations, we have certain other contractual cash obligations and commitments. The following tables provide information regarding our contractual obligations and approximate commitments as of October 31, 2012:

	Payment Due by Period
	Total	Less than One Year	One to Three Years	Three to Five Years	After Five Years
Long-Term Debt Obligations	$39,932,117	$5,067,245	$34,864,872	$—	$—
Capital Lease Obligations	24,223,575	1,290,300	3,863,933	5,838,250	13,686,092
Operating Lease Obligations	425,000	255,000	170,000	—	—
Total Contractual Obligations	64,580,692	6,612,545	38,898,805	5,838,250	13,686,092

The long-term debt obligations in the table above include both principal and interest payments, and payments on the interest rate swap agreement at the interest rates applicable to the obligations as of October 31, 2012.

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

Inventory Valuation

We value our inventory at lower of cost or market. Our estimates are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable. These valuations require the use of management's assumptions which do not reflect unanticipated events and circumstances that may occur. In our analysis, we consider corn costs and ethanol prices, break-even points for our plant and our risk management strategies in place through our derivative instruments. Given the significant assumptions required and the possibility that actual conditions will differ, we consider the valuation of the lower of cost or market on inventory to be a critical accounting estimate.

Derivatives

We are exposed to market risks from changes in interest rates, corn, natural gas, and ethanol prices. We may seek to minimize these commodity price fluctuation risks through the use of derivative instruments. In the event we utilize derivative instruments, we will attempt to link these instruments to financing plans, sales plans, market developments, and pricing activities. Such instruments in and of themselves can result in additional costs due to unexpected directional price movements.

In April 2008, we entered into an interest fixed rate swap agreement, which is a derivative instrument, in order to manage our exposure to the impact of changing interest rates. The initial notional amount of the swap was $23,305,000. The interest rate swap fixes the interest rate on the notional amount at 7.6% until June 2014, even though variable interest rates may be less than this rate. The changes in the fair value of the interest rate swap are recorded currently in operations. As of October 31, 2012, we had a notional amount of approximately $18,829,000 outstanding in the swap agreement.

We have entered into corn commodity-based derivatives and natural gas derivatives in order to protect cash flows from fluctuations caused by volatility in commodity prices. In practice, as markets move, we actively attempt to manage our risk and adjust hedging strategies as appropriate. We do not use hedge accounting which would match the gain or loss on our hedge positions to the specific commodity contracts being hedged. Instead, we use fair value accounting for our hedge positions, which means that as the current market price of our hedge position changes, the gains and losses are immediately recognized in our cost of goods sold. The immediate recognition of hedging gains and losses under fair value accounting can cause net income (loss) to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged.

As of October 31, 2012, the fair values of our corn derivative instruments are reflected as a liability of $339,475. As the prices of the hedged commodity moves in reaction to market trends and information, our statement of operations will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to protect the Company over the term of the contracts for the hedged amounts.

We enter into forward purchase contracts for our natural gas purchases. At October 31, 2012, we have natural gas forward contracts for delivery periods through March 2013 for a total commitment of approximately $659,000.

Subsequent Events

Subsequent to the period covered by this report, we entered into the Seventh Amendment of Construction Loan Agreement which amended our Construction Loan Agreement originally dated April 24, 2008 with FNBO. The amendment waived our violations at October 31, 2012 of the fixed charge coverage ratio and the minimum net worth covenants. In addition, FNBO amended the calculation of the covenant measuring the fixed charge coverage ratio for six quarters beginning November 1, 2012 through April 30, 2014 as follows: 0.65:1.00 at January 31, 2013 and April 30, 2013, 0.80:1.00 at July 31, 2013 and October 31, 2013 and 1.05:1.00 at January 31, 2014 and April 30, 2014. The fixed charge coverage ratio shall revert to 1.10:1.00 at July 31, 2014 and at the end of each quarter thereafter. The net worth calculation is amended as of November 1, 2012 to $41,250,000 to be measured quarterly.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the impact of market fluctuations associated with interest rates and commodity prices as discussed below. We have no exposure to foreign currency risk as all of our business is conducted in U.S. Dollars. We use derivative financial instruments as part of an overall strategy to manage market risk. We may use cash, futures and option contracts to hedge changes to the commodity prices of corn and natural gas. We do not enter into these derivative financial instruments for trading or speculative purposes, nor do we designate these contracts as hedges for accounting purposes. We use derivative financial instruments to alter our exposure to interest rate risk. We entered into a interest rate swap agreement that we designated as a cash flow hedge.

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from a term loan (the "Variable Rate Note") and a line of credit bearing a variable interest rate.  As of October 31, 2012, we had $15,344,904 outstanding on our Variable Rate Note. Interest will accrue on the Variable Rate Note at the greater of the one-month LIBOR rate plus 350 basis points or 5%. The applicable interest rate at October 31, 2012, was 5%. If we were to experience a 10% adverse change in LIBOR, the annual effect such change would have on our income statement, based on the amount we had outstanding on our variable interest rate loans as of October 31, 2012, would be approximately $76,724. At October 31, 2012, we did not have any amounts outstanding on our line of credit.

The specifics of each note are discussed in greater detail in “Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

In order to reduce the risk caused by interest rate fluctuations, we entered into an interest rate swap agreement. We use the interest rate swap agreement to limit exposure to increased interest rates. The fair value of this interest rate swap agreement is based on widely accepted valuation techniques including discounted cash flow analysis which includes observable market-based inputs. The fair value of the derivative is continually subject to change due to changing market conditions. Although the interest rate swap held by us as of October 31, 2012 serves as an economic hedge, we do not formally designate this instrument as a hedge and, therefore, records in earnings adjustments caused from marking the instrument to market on a monthly basis. As of October 31, 2012, our interest rate swap had a liability fair value of $1,197,016.

Commodity Price Risk

We expect to be exposed to market risk from changes in commodity prices.  Exposure to commodity price risk results from our dependence on corn and natural gas in the ethanol production process and the sale of ethanol and distillers grains. We may seek to minimize the risks from fluctuations in the prices of raw material inputs through the use of corn commodity-based and natural gas derivatives. These derivatives are not designated as effective hedges for accounting purposes. For derivative instruments that are not accounted for as hedges, or for the ineffective portions of qualifying hedges, the change in fair value is recorded through earnings in the period of change. Corn and natural gas derivative changes in fair market value are included in costs of goods sold.

In the ordinary course of business, we entered into forward purchase contracts for our natural gas purchases. At October 31, 2012, we have natural gas forward contracts for delivery periods through March 2013 for a total commitment of approximately $659,000. At October 31, 2012, we have open positions for 1,070,000 bushels of corn on the Chicago Board of Trade. These derivatives have not been designated as an effective hedge for accounting purposes. Corn derivatives are forecasted to settle through October 2013. We do not have any open positions for natural gas on the New York Mercantile Exchange at October 31, 2012. For the fiscal year ended October 31, 2012, we recorded a gain due to the change in fair value of our outstanding corn derivative positions of $481,013 and a loss due to changes in fair value of our outstanding natural gas derivative positions of $419,021.

As corn prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to produce long-term positive growth for us.

A sensitivity analysis has been prepared to estimate our exposure to ethanol, distillers grains, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas prices and average ethanol and distillers grains prices as of October 31, 2012 of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from October 31, 2012. The results of this analysis, which may differ from actual results, are approximately as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price as of 10/31/12	Approximate Adverse Change to Income
Natural Gas	1,362,998	MMBTU	10%	$538,384
Ethanol	57,999,900	Gallons	10%	$13,049,977
Corn	19,931,237	Bushels	10%	$14,505,940
DDGs	157,457	Tons	10%	$4,034,993

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Governors
Highwater Ethanol, LLC
Lamberton, Minnesota

We have audited the accompanying balance sheets of Highwater Ethanol, LLC (the Company) as of October 31, 2012 and 2011, and the related statements of operations, comprehensive income (loss), and changes in members' equity and accumulated other comprehensive income (loss), and cash flows for each of the years in the three year period ended October 31, 2012. Highwater Ethanol, LLC's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Highwater Ethanol, LLC as of October 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the three year period ended October 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

/s/ Boulay, Heutmaker, Zibell & Co., P.L.L.P

Certified Public Accountants

Minneapolis, Minnesota
January 29, 2013

HIGHWATER ETHANOL, LLC
Balance Sheets

ASSETS	October 31, 2012	October 31, 2011

Current Assets
Cash and equivalents	$1,431,996	$3,427,683
Restricted cash	600,192	465,720
Restricted marketable securities	14,841	66,319
Accounts receivable	4,927,791	7,493,851
Inventories	4,146,426	4,167,870
Prepaids and other	64,362	73,737
Total current assets	11,185,608	15,695,180

Property and Equipment
Land and land improvements	6,847,696	6,813,722
Buildings	38,368,076	37,965,861
Office equipment	353,657	346,259
Plant and process equipment	60,803,735	60,209,552
Vehicles	41,994	41,994
Construction in progress	27,529	138,714
	106,442,687	105,516,102
Less accumulated depreciation	(19,983,052)	(13,704,182)
Net property and equipment	86,459,635	91,811,920

Other Assets
Investments in RPMG	1,512,475	605,000
Restricted marketable securities	1,518,000	1,518,000
Debt issuance costs, net	825,988	1,103,740
Deposits	195,727	195,547
Total other assets	4,052,190	3,422,287

Total Assets	$101,697,433	$110,929,387

Notes to Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Balance Sheets

LIABILITIES AND MEMBERS' EQUITY	October 31, 2012	October 31, 2011

Current Liabilities
Accounts payable	$2,016,384	$2,489,769
Accrued expenses	631,109	511,933
Derivative instruments	1,113,554	1,020,599
Current maturities of long-term debt	2,901,330	3,719,499
Total current liabilities	6,662,377	7,741,800

Long-Term Debt	47,857,262	50,997,079

Other Liabilities	222,652	—

Derivative Instrument	422,937	1,118,709

Commitments and Contingencies	—	—

Members' Equity
Members' equity, 4,953 units issued, authorized and outstanding	46,532,205	51,071,799
Total Liabilities and Members’ Equity	$101,697,433	$110,929,387

Notes to Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Statements of Operations

	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	October 31, 2012	October 31, 2011	October 31, 2010

Revenues	$156,648,625	$160,374,033	$104,849,565

Cost of Goods Sold	155,785,481	149,540,234	94,993,137

Gross Profit	863,144	10,833,799	9,856,428

Operating Expenses	1,804,031	1,762,414	1,850,905

Operating Profit (Loss)	(940,887)	9,071,385	8,005,523

Other Income (Expense)
Interest income	70,859	73,309	81,469
Other income	67,757	52,870	7,207
Interest expense	(4,282,900)	(4,743,553)	(4,842,600)
Gain (loss) on derivative instrument	741,480	689,346	(499,193)
Income from equity investment	218,803	—	—
Total other expense, net	(3,184,001)	(3,928,028)	(5,253,117)

Net Income (Loss)	$(4,124,888)	$5,143,357	$2,752,406

Weighted Average Units Outstanding	4,953	4,953	4,953
Net Income (Loss) Per Unit	$(832.81)	$1,038.43	$555.70
Distributions Per Unit	$100.95	$—	$—

Notes to Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Statements of Comprehensive Income (Loss)

	Year Ended	Year Ended	Year Ended
	October 31, 2012	October 31, 2011	October 31, 2010

Net Income (Loss)	$(4,124,888)	$5,143,357	2,752,406
Unrealized gains (losses) on restricted marketable securities	(51,478)	(43,236)	26,104
Comprehensive Income (Loss)	$(4,176,366)	$5,100,121	2,778,510

Notes to Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Statement of Changes in Members' Equity and Accumulated Other Comprehensive Income (Loss)

	Members' Equity	Accumulated Other Comprehensive Income (Loss)	Total

Balance - October 31, 2009	$43,100,834	$92,334	$43,193,168

Net income	2,752,406	—	2,752,406

Unrealized gain on restricted marketable securities	—	26,104	26,104

Balance - October 31, 2010	45,853,240	118,438	45,971,678

Net income	5,143,357	—	5,143,357

Unrealized loss on restricted marketable securities	—	(43,236)	(43,236)

Balance - October 31, 2011	50,996,597	75,202	51,071,799

Net loss	(4,124,888)	—	(4,124,888)

Member distributions	(500,000)	—	(500,000)

Equity adjustment in investee	136,772	—	136,772

Unrealized loss on restricted marketable securities	—	(51,478)	(51,478)

Balance - October 31, 2012	$46,508,481	$23,724	$46,532,205

Notes to Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Statements of Cash Flows

	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	October 31, 2012	October 31, 2011	October 31, 2010

Cash Flows from Operating Activities
Net income (loss)	$(4,124,888)	$5,143,357	2,752,406
Adjustments to reconcile net income (loss) to net cash provided by operations
Depreciation and amortization	6,556,622	6,558,855	6,523,054
Interest payments made from restricted cash	67,276	67,281	56,099
Change in fair value of derivative instruments	138,662	267,129	1,474,087
Increase in restricted cash from net interest earned	(67,276)	(67,275)	(67,275)
Change in assets and liabilities
Restricted cash	(134,472)	(397,869)	—
Accounts receivable, including members	2,566,060	(2,729,263)	(1,398,000)
Inventories	21,444	269,802	(2,081,002)
Derivative instruments	(741,479)	(755,663)	(974,894)
Prepaids and other	9,195	435,659	(232,205)
Accounts payable, including members	(554,736)	691,869	526,703
Accrued expenses	119,176	(128,893)	158,140
Net cash provided by operating activities	3,855,584	9,354,989	6,737,113

Cash Flows from Investing Activities
Capital expenditures	(938,976)	(835,623)	(2,162,465)
Investment in RPMG	(454,309)	(423,742)	—
Net cash used in investing activities	(1,393,285)	(1,259,365)	(2,162,465)

Cash Flows from Financing Activities
Payments on line of credit	—	—	(1,000,000)
Payments on long-term debt	(3,957,986)	(8,524,114)	(2,339,308)
Member distributions	(500,000)	—	—
Net cash used in financing activities	(4,457,986)	(8,524,114)	(3,339,308)

Net Increase (Decrease) in Cash and Equivalents	(1,995,687)	(428,490)	1,235,340

Cash and equivalents – Beginning of Period	3,427,683	3,856,173	2,620,833

Cash and equivalents – End of Period	$1,431,996	$3,427,683	3,856,173

Supplemental Cash Flow Information
Cash paid for interest expense	$3,871,613	$4,200,379	$4,355,951

Supplemental Disclosure of Noncash Financing and Investing Activities
Unrealized gain (loss) on restricted marketable securities	$(51,478)	$(43,236)	$26,104
Increase in restricted cash from long term debt proceeds	$—	$—	$524,160
Capital expenditures included in accounts payable	$—	$12,391	$365,968
Construction payable paid from restricted cash	$—	$—	$524,160
Investment in RPMG included in accounts payable	$275,000	$181,258	$—
Investment in RPMG included in long-term liabilities	$222,652	$—	$—
Equity adjustment in investee	$136,772	$—	$—

Notes to Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Notes to Financial Statements
October 31, 2012 and 2011

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

Accounting Estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. The Company uses estimates and assumptions in accounting for significant matters, among others, the carrying value of long-lived assets and related impairment testing, inventory valuation, and derivative instruments. Actual results could differ from those estimates and such differences may be material to the financial statements. The Company periodically reviews estimates and assumptions and the effects of revisions are reflected in the period in which the revision is made.

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

Cash and Equivalents

The Company maintains its accounts primarily at one financial institution. At times throughout the year, the cash balances may exceed amounts insured by the Federal Deposit Insurance Corporation. The Company does not believe it is exposed to any significant credit risk on cash and equivalent balances.

Restricted Cash

The Company maintains restricted cash balances as part of the capital lease financing agreement as well as certain derivative instrument positions.  The restricted cash balances include money market accounts and similar debt instruments which currently exceed amounts insured by the Federal Deposit Insurance Corporation and the Securities Investor Protection Corporation.  The Company does not believe it is exposed to any significant credit risk on these balances.

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
October 31, 2012 and 2011

Accounts Receivable

Credit terms are extended to customers in the normal course of business. The Company routinely monitors accounts receivable and customer balances are generally kept current at 30 days or less. The Company generally requires no collateral.

Accounts receivable are recorded at their estimated net realizable value. Accounts are considered past due if payment is not made on a timely basis in accordance with the Company's credit terms. Accounts considered uncollectible are written off. The Company's estimate of the allowance for doubtful accounts is based on historical experience, its evaluation of the current status of receivables, and unusual circumstances, if any. At October 31, 2012, 2011 and 2010, the Company believed that such amounts would be collectible and an allowance was not considered necessary.

Inventories

Inventories consist of raw materials, supplies, work in process and finished goods. Raw materials and supplies are stated at the lower of cost (first-in, first-out method) or market. Work in process and finished goods are stated at the lower of average cost or market.

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

Depreciation is computed using the straight-line method over the following estimated useful lives:

	Minimum Years	Maximum Years
Land improvements	15	20
Buildings	10	20
Office equipment	5	5
Vehicles	7	7
Plant and process equipment	10	20

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

In August 2009, the Company completed construction of its ethanol production facilities with installed capacity of 50 million gallons per year. The carrying value of these facilities at October 31, 2012 was approximately $86.5 million. In accordance with the Company's policy for evaluating impairment of long-lived assets described above, management evaluates the recoverability of the facilities based on projected future cash flows from operations over the facilities' estimated useful lives. In determining the projected future undiscounted cash flows, the Company makes significant assumptions concerning the future viability of the ethanol industry, the future price of corn in relation to the future price of ethanol and the overall demand in relation to production and supply capacity. The Company has not recorded any impairment as of October 31, 2012 and 2011.

Derivative Instruments

Derivatives are recognized in the balance sheet and the measurement of these instruments are at fair value. In order for a derivative

HIGHWATER ETHANOL, LLC
Notes to Financial Statements
October 31, 2012 and 2011

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

Fair Value of Financial Instruments

The carrying value of cash, accounts receivable, and accounts payable, and other working capital items approximate fair value at October 31, 2012 and 2011 due to the short maturity nature of these instruments.

The carrying value of restricted cash and restricted marketable securities approximate their fair value based on quoted market prices at year end. The Company believes the carrying value of the derivative instruments approximates fair value based on widely accepted valuation techniques including discounted cash flow analysis which includes observable market-based inputs.

The Company believes the carrying amount of the long-term debt approximates the fair value due to a significant portion of total indebtedness containing variable interest rates and this rate is a market interest rate for these borrowings.

Investments

The Company has an investment interest in an unlisted company, Renewable Fuels Marketing Group, LLC (RPMG), who markets the Company's ethanol. This investment is a flow-through entity and is being accounted for by the equity method of accounting under which the Company's share of net income is recognized as income in the Company's income statement and added to the investment account. Distributions or dividends received from the investment are treated as a reduction of the investment account. The Company has a 7% interest in RPMG. The Company consistently follows the practice of recognizing the net income based on the most recent reliable data. Therefore, the net income which is reported in the Company's income statement for the year ended October 31, 2012 is based on the investee's results of operations for the twelve month period ended September 30, 2012.

Debt Issuance Costs

Costs associated with the issuance of debt are recorded as debt issuance costs and are amortized over the term of the related debt by use of the effective interest method.

HIGHWATER ETHANOL, LLC
Notes to Financial Statements
October 31, 2012 and 2011

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

The Company files income tax returns in the U.S. federal and Minnesota state jurisdictions. The Company is no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 2009.

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

3. CONCENTRATIONS

The Company has identified certain concentrations that are present in their business operations. The Company's revenue from ethanol sales and distiller sales are derived from single customers under an ethanol marketing agreement and a distillers marketing agreement as described in Note 12. These two customers make up substantially all of the accounts receivable balance.

The Company purchases all corn from a single supplier, a related party, under a grain procurement agreement described in Note 12.

The Company has a revenue concentration in that its revenue is generated from the sales of just two products, ethanol and distillers grains.

HIGHWATER ETHANOL, LLC
Notes to Financial Statements
October 31, 2012 and 2011

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

•	Level 2 inputs include the following:

◦	Quoted prices in active markets for similar assets or liabilities.

◦	Quoted prices in markets that are not active for identical or similar assets or liabilities.

◦	Inputs other than quoted prices that are observable for the asset or liability.

◦	Inputs that are derived primarily from or corroborated by observable market data by correlation or other means.

•	Level 3 inputs are unobservable inputs for the asset or liability.

The following table provides information on those assets measured at fair value on a recurring basis.

	Fair Value as of	Fair Value Measurement Using
	October 31, 2012	Level 1	Level 2	Level 3
Restricted marketable securities - current	$14,841	$14,841	$—	$—
Restricted marketable securities - long-term	$1,518,000	$1,518,000	$—	$—
Derivative instrument - interest rate swap	$(1,197,016)	$—	$(1,197,016)	$—
Derivative instrument - corn contracts	$(339,475)	$(339,475)	$—	$—

	Fair Value as of	Fair Value Measurement Using
	October 31, 2011	Level 1	Level 2	Level 3
Restricted marketable securities - current	$66,319	$66,319	$—	$—
Restricted marketable securities - long-term	$1,518,000	$1,518,000	$—	$—
Derivative instrument - interest rate swap	$(1,938,496)	$—	$(1,938,496)	$—
Derivative instrument - corn contracts	$(200,812)	$(200,812)	$—	$—

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

HIGHWATER ETHANOL, LLC
Notes to Financial Statements
October 31, 2012 and 2011

5. RESTRICTED MARKETABLE SECURITIES

The cost and fair value of the Company's restricted marketable securities consist of the following at October 31, 2012:

	Amortized Cost	Gross Unrealized Gains	Fair Value

Restricted marketable securities - Current
municipal obligations	$14,612	$229	$14,841

Restricted marketable securities - Long-term municipal obligations	1,494,505	23,495	1,518,000

Total restricted marketable securities	$1,509,117	$23,724	$1,532,841

The cost and fair value of the Company's restricted marketable securities consist of the following at October 31, 2011:

	Amortized Cost	Gross Unrealized Gains	Fair Value

Restricted marketable securities - Current municipal obligations	$66,319	$—	$66,319

Restricted marketable securities - Long-term municipal obligations	1,442,798	75,202	1,518,000

Total restricted marketable securities	$1,509,117	$75,202	$1,584,319

The long-term restricted marketable securities relate to the debt service reserve fund required by the capital lease agreement. The Company had unrealized gains of $23,724 and $75,202, and $118,438 included in accumulated other comprehensive income at October 31, 2012, October 31, 2011 and October 31, 2010, respectively.

Shown below are the contractual maturities of marketable securities with fixed maturities at October 31, 2012. Actual maturities may differ from contractual maturities because certain securities may contain early call or prepayment rights.

Due within 1 year	$1,291,173
Due in 1 to 3 years	241,668
Total	$1,532,841

6. INVENTORIES

Inventories consisted of the following at:

	October 31, 2012	October 31, 2011

Raw materials	$1,219,867	$1,957,121
Spare parts and supplies	959,482	487,128
Work in process	1,362,851	1,139,783
Finished goods	604,226	583,838
Total	$4,146,426	$4,167,870

HIGHWATER ETHANOL, LLC
Notes to Financial Statements
October 31, 2012 and 2011

7. DERIVATIVE INSTRUMENTS

As of October 31, 2012, the Company had entered into corn and natural gas derivative instruments and an interest rate swap agreement, which are required to be recorded as either assets or liabilities at fair value in the statement of financial position. Derivatives qualify for treatment as hedges when there is a high correlation between the change in fair value of the derivative instrument and the related change in value of the underlying hedged item. The Company must designate the hedging instruments based upon the exposure being hedged as a fair value hedge, a cash flow hedge or a hedge against foreign currency exposure. The derivative instruments outstanding at October 31, 2012 are not designated as effective hedges for accounting purposes.

Interest Rate Swap

At October 31, 2012, the Company had a notional amount of approximately $18,829,000 outstanding in the swap agreement that fixes the interest rate at 7.6% until June 2014.

Corn and Natural Gas Contracts

As of October 31, 2012, the Company has open positions for 1,070,000 bushels of corn. Management expects all open positions outstanding as of October 31, 2012 to be realized within the next twelve months.

The following tables provide details regarding the Company's derivative instruments at October 31:

Instrument	Balance Sheet location	Liabilities
		2012	2011
Interest rate swap	Derivative instruments	$1,197,016	$1,938,496
Corn contracts	Derivative instruments	$339,475	$200,812

The following tables provide details regarding the gains (losses) from the Company's derivative instruments in the statements of operations, none of which are designated as hedging instruments:

	Statement of	Year Ended October 31
	Operations location	2012	2011	2010
Interest rate swap	Other income (expense)	$741,480	$689,346	$(499,193)
Corn contracts	Cost of goods sold	481,013	493,632	—
Natural gas contracts	Cost of goods sold	(419,021)	—	—

8. INVESTMENT IN RPMG

	September 30, 2012	September 30, 2011

Current assets	$154,285,332	$152,212,260
Other assets	644,431	545,238
Current liabilities	129,832,966	130,415,610
Long-term liabilities	136,000	86,000
Members' equity	24,960,797	22,255,888
Revenue	3,770,961,825	3,064,371,271
Net income	2,399,699	1,473,661

HIGHWATER ETHANOL, LLC
Notes to Financial Statements
October 31, 2012 and 2011

9. DEBT FINANCING

Long-term debt consists of the following at:

	October 31, 2012	October 31, 2011
Fixed rate note payable, see terms below	$20,233,688	$22,209,080

Variable rate note payable, see terms below	15,344,904	17,327,498

Long-term revolving note payable, see terms below	—	—

Capital lease	15,180,000	15,180,000

Total	50,758,592	54,716,578

Less amounts due within one year	2,901,330	3,719,499

Net long-term debt	$47,857,262	$50,997,079

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

Fixed Rate Note

The Fixed Rate Note was initially $25,200,000 and has a variable interest rate that is fixed with an interest rate swap. The Company makes monthly principal payments on the Fixed Rate Note of approximately $168,000 plus accrued interest. Interest accrues on the Fixed Rate Note at the greater of the one-month LIBOR rate plus 300 basis points or 4%, which was 4% at October 31, 2012. A final balloon payment on the Fixed Rate Note of approximately $15,174,000 will be due February 26, 2015.

Variable Rate Note

The Variable Rate Note was initially $20,200,000. The Company makes monthly payments of interest only. Interest accrues on the Variable Rate Note at the greater of the one-month LIBOR rate plus 350 basis points or 5%, which was 5% at October 31, 2012. The Company also makes quarterly 50% excess cash flow payments which are first applied to interest and then to principal on the Variable Rate Note with a minimum annual principal reduction of $750,000 which has been made at the time of this filing. A final balloon payment of approximately $13,107,000 will be due February 26, 2015.

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

Line of Credit

The Company's Line of Credit accrues interest at the 90 day LIBOR plus 350 basis points which was 3.83% at October 31, 2012. The line of credit requires monthly interest payments. In April 2012, the Company extended the line of credit to April 2013. At October 31, 2012, there are no borrowings outstanding and the maximum availability was $5,000,000.

HIGHWATER ETHANOL, LLC
Notes to Financial Statements
October 31, 2012 and 2011

The loan agreements are secured by substantially all business assets and are subject to various financial and non-financial covenants that limit distributions and debt and require minimum debt service coverage, net worth, and working capital requirements. At October 31, 2012, the Company was not in compliance with the fixed charge coverage ratio and the net worth covenant. The Company subsequently received waivers of these violations.

As of October 31, 2012, the Company has letters of credit outstanding of $3,500,000. The Company pays interest at a rate of 1.75% on amounts outstanding and the letters of credit are valid until August 2014.

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

The Company has guaranteed that if such assessed lease payments are not sufficient for the required bond payments, the Company will provide such funds as are needed to fund the shortfall. The lease agreement is secured by substantially all business assets and is subject to various financial and non-financial covenants that limit distributions and leverage and require minimum debt service coverage, net worth, and working capital requirements, and are secured by all business assets. During the quarter ended July 31, 2012, the Company was not in compliance with the fixed charge coverage ratio in the lease agreement. During the quarter ended October 31, 2012, the Company was not in compliance with the fixed charge coverage ratio and working capital covenants in the lease agreement. The Company subsequently received waivers of these violations.

The capital lease includes an option to purchase the equipment at fair market value at the end of the lease term. Under the capital lease agreement, the proceeds are for project costs and the establishment of a capitalized interest fund and a debt service reserve fund. The Company received proceeds of approximately $14,876,000, after financing costs of approximately $304,000.

The estimated maturities of the long-term debt at October 31, 2012 are as follows:

2013	$2,901,330
2014	3,055,972
2015	30,904,623
2016	1,501,000
2017 and thereafter	12,395,667

Long-term debt	$50,758,592

10. LEASES

The Company leases rail cars and equipment under operating and capital leases. Rail car leases include additional payments for usage beyond specified levels. Total lease expense for the year ending October 31, 2012, 2011 and 2010 was approximately $222,000, $193,000, and $294,000 respectively.

Future minimum lease payments under the capital lease are as follows at October 31, 2012:

HIGHWATER ETHANOL, LLC
Notes to Financial Statements
October 31, 2012 and 2011

	Operating	Capital
2013	$255,000	$1,290,300
2014	170,000	1,290,300
2015	—	2,573,633
2016	—	2,691,217
2017	—	2,692,033
After 2017	—	13,686,092
Total	425,000	24,223,575
Less amount representing interest	—	9,043,575
Present value of minimum lease payments	425,000	15,180,000
Less current maturities	—	—
Long-term debt	$425,000	$15,180,000

11. MEMBERS' EQUITY

The Company has one class of membership units, which include certain transfer restrictions as specified in the operating agreement and pursuant to applicable tax and securities law, with each unit representing a pro rata ownership in the Company's capital, profits, losses and distributions. Income and losses are allocated to all members based upon their respective percentage of units held.

12. INCOME TAXES

The Company has adopted an October 31 fiscal year end, but has a tax year end of December 31. The differences between financial statement basis and tax basis of assets are estimated as follows:

	October 31, 2012	October 31, 2011

Financial statement basis of total assets	$101,697,433	$110,929,387

Organizational and start-up costs	3,104,560	3,368,778
Book to tax depreciation	(16,420,732)	(11,931,607)

Income tax basis of total assets	$88,381,261	$102,366,558

The differences between the financial statement basis and tax basis of the company's liabilities are estimated as follows:

	October 31, 2012	October 31, 2011

Financial statement basis of total liabilities	$55,165,228	$59,857,588

Less: Interest rate swap	(1,197,016)	(1,938,496)

Income tax basis of total liabilities	$53,968,212	$57,919,092

13. COMMITMENTS AND CONTINGENCIES

Marketing Agreements

The Company entered into an ethanol marketing agreement with their current marketer to purchase, market, and distribute all the ethanol produced by the Company. The Company also entered into a member control agreement with the marketer whereby the Company made capital contributions and became a minority owner. The member control agreement became effective on February 1, 2011 and provided the Company a membership interest with voting rights. The marketing agreement will terminate if the Company ceases to be a member. The Company will assume certain of the member's rail car leases if the agreement is terminated. In August 2012, the Company entered into an amended and restated marketing agreement that became effective on October 1, 2012 with the current marketer. The amended and restated agreement provides that its current marketer is its exclusive ethanol marketer and that the Company can sell its ethanol either through an index arrangement or at an agreed upon fixed price. The marketing agreement is perpetual until terminated according to the agreement.  The Company may be obligated to continue to market its ethanol through the marketer for up to twelve months. The amended agreement requires minimum capital amounts invested as required under the agreement.

We entered into a distillers grains marketing agreement with a related party to market all our dried distillers grains we produce at the plant. Under the agreement the related party will charge a maximum of $2.00 per ton and a minimum of $1.50 per ton price using 2% of the FOB plant price actually received by the related party for all dried distillers grains removed by the related party from our plant. The initial term of the agreement expired in August 2010. However, the agreement will remain in effect unless otherwise terminated by either party with 120 days notice. Under the agreement, the related party will be responsible for all transportation arrangements for the distribution of our dried distillers grains. Beginning in July 2011, we market and sell our own modified and wet distillers grains (MWDG).

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

Forward Contracts

The Company has forward contracts in place for natural gas purchases for approximately $659,000 through March 2013, which represents approximately 30.7% of the Company's projected usage for the corresponding time period.

HIGHWATER ETHANOL, LLC
Notes to Financial Statements
October 31, 2012 and 2011

14. QUARTERLY FINANCIAL DATA (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year Ended October 31, 2012
Revenues	$39,827,576	$33,771,321	$39,240,928	$43,808,800
Gross profit (loss)	2,337,847	(980,751)	185,590	(679,542)
Operating income (loss)	1,822,732	(1,467,528)	(203,503)	(1,092,588)
Net income (loss)	965,975	(2,330,276)	(1,068,852)	(1,691,735)
Basic and diluted earnings (loss) per unit	195.03	(470.48)	(215.80)	(341.56)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year Ended October 31, 2011
Revenues	$36,269,498	$37,394,958	$43,133,745	$43,575,832
Gross profit (loss)	2,084,072	2,434,143	2,342,598	3,972,986
Operating income (loss)	1,646,780	1,962,542	1,865,282	3,596,781
Net income (loss)	1,044,647	837,477	673,093	2,588,140
Basic and diluted earnings (loss) per unit	210.91	169.08	135.90	522.54

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year Ended October 31, 2010
Revenues	$27,734,962	$23,220,649	$23,691,592	$30,202,362
Gross profit (loss)	4,227,050	(269,006)	1,250,486	4,647,898
Operating income (loss)	3,655,800	(728,092)	962,805	4,115,010
Net income (loss)	2,483,989	(1,911,230)	(640,620)	2,820,267
Basic and diluted earnings (loss) per unit	501.51	(385.87)	(129.34)	569.40

The above quarterly financial data is unaudited, but in the opinion of management, all adjustments necessary for a fair presentation of the selected data for these periods presented have been included.

15. SUBSEQUENT EVENT

Subsequent to the period covered by this report, we entered into the Seventh Amendment of Construction Loan Agreement which amended our Construction Loan Agreement originally dated April 24, 2008. The amendment waived our violations at October 31, 2012 of the fixed charge coverage ratio and minimum net worth covenants. In addition, the lender amended the calculation of the covenant measuring the fixed charge coverage ratio for six quarters beginning November 1, 2012 through April 30, 2014 as follows: 0.65:1.00 at January 31, 2013 and April 30, 2013, 0.80:1.00 at July 31, 2013 and October 31, 2013 and 1.05:1.00 at January 31, 2014 and April 30, 2014. The fixed charge coverage ratio shall revert to 1.10:1.00 at July 31, 2014 and at the end of each fiscal quarter thereafter. The net worth calculation is amended as of November 1, 2012 to $41,250,000 to be measured quarterly.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Boulay, Heutmaker, Zibell & Co., P.L.L.P. has been our independent auditor since the Company's inception and is the Company's independent auditor at the present time. The Company has had no disagreements with its auditors.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management is responsible for maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. In addition, the disclosure controls and procedures must ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial and other required disclosures.

Our management, including our Chief Executive Officer (the principal executive officer), Brian Kletscher, along with our Chief Financial Officer (the principal financial officer), Lucas Schneider, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of October 31, 2012.  Based on this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of October 31, 2012.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of our 2012 fiscal year, which were identified in connection with management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference from the definitive proxy statement for our 2013 annual meeting of members to be filed with the Securities Exchange Commission within 120 days after the end of our 2012 fiscal year. This proxy statement is referred to in this report as the 2013 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from the 2013 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED MEMBER MATTERS

The information required by this Item is incorporated by reference from the 2013 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference from the 2013 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference from the 2013 Proxy Statement.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits Filed as Part of this Report and Exhibits Incorporated by Reference.

The following exhibits and financial statements are filed as part of, or are incorporated by reference into, this report:

(1)	Financial Statements

The financial statements appear beginning at page 34 of this report.

(2)	Financial Statement Schedules

All supplemental schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

(3)	Exhibits

Exhibit No.	Exhibit	Filed Herewith	Incorporated by Reference
3.1	Articles of Organization of the registrant.		Exhibit 3.1 to the registrant's registration statement on Form SB-2 (Commission File 333-137482).
3.2	Second Amended and Restated Member Control Agreement of the registrant.		Exhibit 3.2 to the registrant's registration Form 10-Q filed with the Commission on March 22, 2011.
4.1	Form of Membership Unit Certificate.		Exhibit 4.2 to the registrant's registration statement on Form SB-2 (Commission File 333-137482).
10.1	Grain Procurement Agreement and Amendment with Meadowland Farmers Co-op.		Exhibit 10.6 to the registrant's registration statement on Form SB-2 (Commission File 33-137482).
10.2	Energy Management Agreement dated June 8, 2006 between Highwater Ethanol, LLC and U.S. Energy Services, Inc.		Exhibit 10.9 to the registrant's registration statement on Form SB-2 (Commission File 33-137482).
10.3	Redwood Electric Service Agreement dated June 28, 2007.		Exhibit 99.1 to the registrant's Form 8-K filed with the Commission on July 3, 2007.
10.4	Distillers Grains Marketing Agreement with CHS, Inc. dated October 11, 2007.		Exhibit 10.4 to the registrant's Form 10-KSB filed with the Commission on January 29, 2008.
10.5	Lease Agreement dated April 1, 2008 with the City of Lamberton, MN.		Exhibit 10.2 to the registrant's Form 10-QSB filed with the Commission on June 13, 2008.
10.6	Trust Indenture dated April 1, 2008 with the City of Lamberton, MN and U.S. Bank National Association.		Exhibit 10.3 to the registrant's Form 10-QSB filed with the Commission on June 13, 2008.
10.7	Guaranty Agreement dated April 1, 2008 with U.S. Bank National Association.		Exhibit 10.4 to the registrant's Form 10-QSB filed with the Commission on June 13, 2008.
10.8	Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Financing Statement dated April 1, 2008 with U.S. Bank National Association.		Exhibit 10.6 to the registrant's Form 10-QSB filed with the Commission on June 13, 2008.
10.9	Security Agreement dated April 1, 2008 with U.S. Bank National Association.		Exhibit 10.7 to the registrant's Form 10-QSB filed with the Commission on June 13, 2008.
10.10	Intercreditor Agreement dated April 24, 2008 with First National Bank of Omaha and U.S. Bank National Association.		Exhibit 10.8 to the registrant's Form 10-QSB filed with the Commission on June 13, 2008.
10.11	Construction Loan Agreement dated April 24, 2008 with First National Bank of Omaha.		Exhibit 10.10 to the registrant's Form 10-QSB filed with the Commission on June 13, 2008.
10.12	Construction Loan Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Financing Statement dated April 24, 2008 with First National Bank of Omaha.		Exhibit 10.11 to the registrant's Form 10-QSB filed with the Commission on June 13, 2008.
10.13	Security Agreement dated April 25, 2008 with First National Bank of Omaha.		Exhibit 10.12 to the registrant's Form 10-QSB filed with the Commission on June 13, 2008.

10.14	$10,000,000 Construction Note dated April 24, 2008 with First National Bank of Omaha.	Exhibit 10.13 to the registrant's Form 10-QSB filed with the Commission on June 13, 2008.
10.15	$2,000,000 Construction Note dated April 25, 2008 with First National Bank of Omaha.	Exhibit 10.14 to the registrant's Form 10-QSB filed with the Commission on June 13, 2008.
10.16	$9,000,000 Construction Note dated April 25, 2008 with First National Bank of Omaha.	Exhibit 10.15 to the registrant's Form 10-QSB filed with the Commission on June 13, 2008.
10.17	$13,646,000 Construction Note dated April 25, 2008 with First National Bank of Omaha.	Exhibit 10.16 to the registrant's Form 10-QSB filed with the Commission on June 13, 2008.
10.18	$500,000 Construction Note dated April 25, 2008 with First National Bank of Omaha.	Exhibit 10.17 to the registrant's Form 10-QSB filed with the Commission on June 13, 2008.
10.19	$1,000,000 Construction Note dated April 25, 2008 with First National Bank of Omaha.	Exhibit 10.18 to the registrant's Form 10-QSB filed with the Commission on June 13, 2008.
10.20	$14,254,000 Construction Note dated April 25, 2008 with First National Bank of Omaha.	Exhibit 10.19 to the registrant's Form 10-QSB filed with the Commission on June 13, 2008.
10.21	Promissory Note and Continuing Letter of Credit Agreement dated April 24, 2008 with First National Bank of Omaha.	Exhibit 10.20 to the registrant's Form 10-QSB filed with the Commission on June 13, 2008.
10.22	Centerpoint Natural Gas Agreement dated June 26, 2008.	Exhibit 10.26 to the registrant's Form 10-QSB filed with the Commission on September 15, 2008.
10.23	Trinity Industries Leasing Company Railroad Car Lease Agreement dated July 1, 2009.	Exhibit 10.2 to the registrant's Form 10-Q filed with the Commission on June 15, 2009.
10.24	Interest Rate Swap Agreement dated April 25, 2008.	Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on September 21, 2009.
10.25	First Amendment to Construction Loan Agreement dated August 11, 2009.	Exhibit 10.2 to the registrant's Form 10-Q filed with the Commission on September 21, 2009.
10.26	First Amendment and Restated Revolving Promissory Note dated August 11, 2009.	Exhibit 10.3 to the registrant's Form 10-Q filed with the Commission on September 21, 2009.
10.27	First Amendment and Restated Revolving Promissory Note (1 million) dated August 11, 2009.	Exhibit 10.4 to the registrant's Form 10-Q filed with the Commission on September 21, 2009.
10.28	First Amendment and Restated Revolving Promissory Note (2646 million) dated August 11, 2009.	Exhibit 10.5 to the registrant's Form 10-Q filed with the Commission on September 21, 2009.
10.29	Fixed Rate Note between First National Bank of Omaha and Highwater Ethanol, LLC dated February 26, 2010.	Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on March 17, 2010.
10.30	Fixed Rate Note between Heritage Bank and Highwater Ethanol, LLC dated February 26, 2010.	Exhibit 10.2 to the registrant's Form 10-Q filed with the Commission on March 17, 2010.
10.31	Fixed Rate Note between United FCS and Highwater Ethanol, LLC dated February 26, 2010.	Exhibit 10.3 to the registrant's Form 10-Q filed with the Commission on March 17, 2010.
10.32	Fixed Rate Note between AgStar Financial Services, PCA and Highwater Ethanol, LLC dated February 26, 2010.	Exhibit 10.4 to the registrant's Form 10-Q filed with the Commission on March 17, 2010.
10.33	Fixed Rate Note between Deere Credit and Highwater Ethanol, LLC dated February 26, 2010.	Exhibit 10.5 to the registrant's Form 10-Q filed with the Commission on March 17, 2010.

10.34	Fixed Rate Note between First Bank & Trust and Highwater Ethanol, LLC dated February 26, 2010.	Exhibit 10.6 to the registrant's Form 10-Q filed with the Commission on March 17, 2010.
10.35	Fixed Rate Note between Granite Falls Bank and Highwater Ethanol, LLC dated February 26, 2010.	Exhibit 10.7 to the registrant's Form 10-Q filed with the Commission on March 17, 2010.
10.36	Variable Rate Note between Highwater Ethanol, LLC and First National Bank of Omaha dated February 26, 2010.	Exhibit 10.8 to the registrant's Form 10-Q filed with the Commission on March 17, 2010.
10.37	Variable Rate Note between Heritage Bank and Highwater Ethanol, LLC dated February 26, 2010.	Exhibit 10.9 to the registrant's Form 10-Q filed with the Commission on March 17, 2010.
10.38	Variable Rate Note between United FCS and Highwater Ethanol, LLC dated February 26, 2010.	Exhibit 10.10 to the registrant's Form 10-Q filed with the Commission on March 17, 2010.
10.39	Variable Rate Note between AgStar Financial Services, PCA and Highwater Ethanol, LLC dated February 26, 2010.	Exhibit 10.11 to the registrant's Form 10-Q filed with the Commission on March 17, 2010.
10.40	Variable Rate Note between Deere Credit and Highwater Ethanol, LLC dated February 26, 2010.	Exhibit 10.12 to the registrant's Form 10-Q filed with the Commission on March 17, 2010.
10.41	Variable Rate Note between First Bank & Trust and Highwater Ethanol, LLC dated February 26, 2010.	Exhibit 10.13 to the registrant's Form 10-Q filed with the Commission on March 17, 2010.
10.42	Variable Rate Note between Granite Falls Bank and Highwater Ethanol, LLC dated February 26, 2010.	Exhibit 10.14 to the registrant's Form 10-Q filed with the Commission on March 17, 2010.
10.43	Long Term Revolving Note between Highwater Ethanol, LLC and First National Bank of Omaha dated February 26, 2010.	Exhibit 10.15 to the registrant's Form 10-Q filed with the Commission on March 17, 2010.
10.44	Long Term Revolving Rate Note between Heritage Bank and Highwater Ethanol, LLC dated February 26, 2010.	Exhibit 10.16 to the registrant's Form 10-Q filed with the Commission on March 17, 2010.
10.45	Long Term Revolving Rate Note between United FCS and Highwater Ethanol, LLC dated February 26, 2010.	Exhibit 10.17 to the registrant's Form 10-Q filed with the Commission on March 17, 2010.
10.46	Long Term Revolving Rate Note between AgStar Financial Services, PCA and Highwater Ethanol, LLC dated February 26, 2010.	Exhibit 10.18 to the registrant's Form 10-Q filed with the Commission on March 17, 2010.
10.47	Long Term Revolving Rate Note between Deere Credit and Highwater Ethanol, LLC dated February 26, 2010.	Exhibit 10.19 to the registrant's Form 10-Q filed with the Commission on March 17, 2010.
10.48	Long Term Revolving Rate Note between First Bank & Trust and Highwater Ethanol, LLC dated February 26, 2010.	Exhibit 10.20 to the registrant's Form 10-Q filed with the Commission on March 17, 2010.
10.49	Long Term Revolving Rate Note between Granite Falls Bank and Highwater Ethanol, LLC dated February 26, 2010.	Exhibit 10.21 to the registrant's Form 10-Q filed with the Commission on March 17, 2010.
10.50	RPMG Ethanol Fuel Marketing Agreement dated February 1, 2011.+	Exhibit 10.50 to the registrant's Form 10-K filed with the Commission on February 3, 2011.
10.51	Third Amendment of Construction Loan Agreement dated January 28, 2011.	Exhibit 10.51 to the registrant's Form 10-K filed with the Commission on February 3, 2011.
10.52	First Amended and Restated Variable Rate Note between Highwater Ethanol, LLC and First National Bank of Omaha dated January 31, 2011.	Exhibit 10.52 to the registrant's Form 10-K filed with the Commission on February 3, 2011.

10.53	First Amended and Restated Variable Rate Note between Heritage Bank and Highwater Ethanol, LLC dated January 31, 2011.	Exhibit 10.53 to the registrant's Form 10-K filed with the Commission on February 3, 2011.
10.54	First Amended and Restated Variable Rate Note between United FCS and Highwater Ethanol, LLC dated January 31, 2011.	Exhibit 10.54 to the registrant's Form 10-K filed with the Commission on February 3, 2011.
10.55	First Amended and Restated Variable Rate Note between AgStar Financial Services, PCA and Highwater Ethanol, LLC dated January 31, 2011.	Exhibit 10.55 to the registrant's Form 10-K filed with the Commission on February 3, 2011.
10.56	First Amended and Restated Variable Rate Note between Deere Credit and Highwater Ethanol, LLC dated January 31, 2011.	Exhibit 10.56 to the registrant's Form 10-K filed with the Commission on February 3, 2011.
10.57	First Amended and Restated Variable Rate Note between First Bank & Trust and Highwater Ethanol, LLC dated January 31, 2011.	Exhibit 10.57 to the registrant's Form 10-K filed with the Commission on February 3, 2011.
10.58	First Amended and Restated Variable Rate Note between Granite Falls Bank and Highwater Ethanol, LLC dated January 31, 2011.	Exhibit 10.58 to the registrant's Form 10-K filed with the Commission on February 3, 2011.
10.59	First Amended and Restated Long Term Revolving Note between Highwater Ethanol, LLC and First National Bank of Omaha dated January 31, 2011.	Exhibit 10.59 to the registrant's Form 10-K filed with the Commission on February 3, 2011.
10.60	First Amended and Restated Long Term Revolving Rate Note between Heritage Bank and Highwater Ethanol, LLC dated January 31, 2011.	Exhibit 10.60 to the registrant's Form 10-K filed with the Commission on February 3, 2011.
10.61	First Amended and Restated Long Term Revolving Rate Note between United FCS and Highwater Ethanol, LLC dated January 31, 2011.	Exhibit 10.61 to the registrant's Form 10-K filed with the Commission on February 3, 2011.
10.62	First Amended and Restated Long Term Revolving Rate Note between AgStar Financial Services, PCA and Highwater Ethanol, LLC dated January 31, 2011.	Exhibit 10.62 to the registrant's Form 10-K filed with the Commission on February 3, 2011.
10.63	First Amended and Restated Long Term Revolving Rate Note between Deere Credit and Highwater Ethanol, LLC dated January 31, 2011.	Exhibit 10.63 to the registrant's Form 10-K filed with the Commission on February 3, 2011.
10.64	First Amended and Restated Long Term Revolving Rate Note between First Bank & Trust and Highwater Ethanol, LLC dated January 31, 2011.	Exhibit 10.64 to the registrant's Form 10-K filed with the Commission on February 3, 2011.
10.65	First Amended and Restated Long Term Revolving Rate Note between Granite Falls Bank and Highwater Ethanol, LLC dated January 31, 2011.	Exhibit 10.65 to the registrant's Form 10-K filed with the Commission on February 3, 2011.
10.66	Fourth Amendment of Construction Loan Agreement between First National Bank of Omaha and Highwater Ethanol, LLC dated February 26, 2011.	Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on March 22, 2011.
10.67	Amended and Restated Revolving Promissory Note with Deere Credit, Inc. dated February 26, 2011.	Exhibit 10.2 to the registrant's Form 10-Q filed with the Commission on March 22, 2011.

10.68	Third Amended and Restated Revolving Promissory Note with First National Bank of Omaha dated February 26, 2011.		Exhibit 10.3 to the registrant's Form 10-Q filed with the Commission on March 22, 2011.
10.69	Third Amended and Restated Revolving Promissory Note with First Bank & Trust dated February 26, 2011.		Exhibit 10.4 to the registrant's Form 10-Q filed with the Commission on March 22, 2011.
10.70	Fifth Amendment of Construction Loan Agreement between First National Bank of Omaha and Highwater Ethanol, LLC dated August 26, 2011.		Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on September 12, 2011.
10.71	Fourth Amended and Restated Revolving Promissory Note between First National Bank of Omaha and Highwater Ethanol, LLC dated August 26, 2011.		Exhibit 10.2 to the registrant's Form 10-Q filed with the Commission on September 12, 2011.
10.72	Fourth Amended and Restated Revolving Promissory note between First National Bank of Omaha and Highwater Ethanol, LLC dated August 26, 2011.		Exhibit 10.3 to the registrant's Form 10-Q filed with the Commission on September 12, 2011.
10.73	Fifth Amended and Restated Revolving Promissory Note between First National Bank of Omaha and Highwater Ethanol, LLC dated April 1, 2012.		Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on June 12, 2012.
10.74	Fifth Amended and Restated Revolving Promissory Note between First National Bank of Omaha and Highwater Ethanol, LLC dated April 1, 2012.		Exhibit 10.2 to the registrant's Form 10-Q filed with the Commission on June 12, 2012.
10.75	Sixth Amendment of Construction Loan Agreement between First National Bank of Omaha and Highwater Ethanol, LLC dated April 1, 2012.		Exhibit 10.3 to the registrant's Form 10-Q filed with the Commission on June 12, 2012.
10.76	Amended and Restated Ethanol Marketing Agreement between RPMG, Inc. and Highwater Ethanol, LLC dated August 27, 2012. +		Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on September 14, 2012.
10.77	Seventh Amendment of Construction Loan Agreement between First National Bank of Omaha and Highwater Ethanol, LLC dated January 25, 2013	X
14.1	Code of Ethics of Highwater Ethanol, LLC adopted on June 26, 2008.	X
31.1	Certificate Pursuant to 17 CFR 240.13a-14(a)	X
31.2	Certificate Pursuant to 17 CFR 240.13a-14(a)	X
32.1	Certificate Pursuant to 18 U.S.C. Section 1350	X
32.2	Certificate Pursuant to 18 U.S.C. Section 1350	X

101
The following financial information from Highwater Ethanol, LLC's Annual Report on Form 10-K for the fiscal year ended October 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets as of October 31, 2012 and October 31, 2011, (ii) Statements of Operations for the fiscal years ended October 31, 2012, 2011 and 2010, (iii) Statement of Changes in Members' Equity and Comprehensive Income (Loss); (iv) Statements of Cash Flows for the fiscal years ended October 31, 2012, 2011 and 2010, and (v) the Notes to Financial Statements.**

(+)     Confidential Treatment Requested.
(X)    Filed herewith
**     Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HIGHWATER ETHANOL, LLC

Date:	January 29, 2013	/s/ Brian Kletscher
Brian Kletscher
Chief Executive Officer
(Principal Executive Officer)

Date:	January 29, 2013	/s/ Lucas Schneider
Lucas Schneider
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	January 29, 2013	/s/ David G. Moldan
David G. Moldan, Chairman and Governor

Date:	January 29, 2013	/s/ Timothy J. VanDerWal
Timothy J. VanDerWal, Vice Chairman and Governor

Date:	January 29, 2013	/s/ Warren Walter Pankonin
Warren Walter Pankonin, Secretary and Governor

Date:	January 29, 2013	/s/ Luke Spalj
Luke Spalj, Treasurer and Governor

Date:	January 29, 2013	/s/ Scott Brittenham
Scott Brittenham, Governor

Date:	January 29, 2013	/s/ Russell J. Derickson
Russell J. Derickson, Governor

Date:	January 29, 2013	/s/ William Garth
William Garth, Governor

Date:	January 29, 2013	/s/ George M. Goblish
George M. Goblish, Governor

Date:	January 29, 2013	/s/ Ronald E. Jorgenson
Ronald E. Jorgenson, Governor