Form 10-Q
period 2013-01-31
HIGHWATER ETHANOL LLC
filed 2013-03-15
CIK 1371451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended January 31, 2013

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
☐ Yes     ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  As of March 15, 2013, there were 4,953 membership units outstanding.

PART I    FINANCIAL INFORMATION

Item 1. Financial Statements

HIGHWATER ETHANOL, LLC
Condensed Balance Sheets

ASSETS	January 31, 2013	October 31, 2012
	(Unaudited)
Current Assets
Cash and equivalents	$2,457,585	$1,431,996
Restricted cash	607,594	600,192
Restricted marketable securities	2,615	14,841
Accounts receivable	4,765,931	4,927,791
Inventories	4,637,921	4,146,426
Prepaids and other	90,819	64,362
Total current assets	12,562,465	11,185,608

Property and Equipment
Land and land improvements	6,847,696	6,847,696
Buildings	38,371,020	38,368,076
Office equipment	355,522	353,657
Plant and process equipment	60,806,516	60,803,735
Vehicles	41,994	41,994
Construction in progress	83,113	27,529
	106,505,861	106,442,687
Less accumulated depreciation	(21,561,963)	(19,983,052)
Net property and equipment	84,943,898	86,459,635

Other Assets
Investments in RPMG	1,512,475	1,512,475
Restricted marketable securities	1,518,000	1,518,000
Debt issuance costs, net	760,173	825,988
Deposits	195,727	195,727
Total other assets	3,986,375	4,052,190

Total Assets	$101,492,738	$101,697,433

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Condensed Balance Sheets

LIABILITIES AND MEMBERS' EQUITY	January 31, 2013	October 31, 2012
	(Unaudited)
Current Liabilities
Accounts payable	$2,057,732	$2,016,384
Accrued expenses	729,515	631,109
Deferred revenue	233,123	—
Derivative instruments	1,075,210	1,113,554
Line of credit	2,100,000	—
Current maturities of long-term debt	2,943,756	2,901,330
Total current liabilities	9,139,336	6,662,377

Long-Term Debt	47,308,823	47,857,262

Other Liabilities	28,067	222,652

Derivative Instrument	242,953	422,937

Commitments and Contingencies	—	—

Members' Equity
Members' equity, 4,953 units outstanding	44,773,559	46,532,205
Total Liabilities and Members’ Equity	$101,492,738	$101,697,433

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Condensed Statements of Operations

	Three Months Ended	Three Months Ended
	January 31, 2013	January 31, 2012
	(Unaudited)	(Unaudited)

Revenues	$43,201,533	$39,827,576

Cost of Goods Sold	43,730,615	37,489,729

Gross Profit (Loss)	(529,082)	2,337,847

Operating Expenses	528,522	515,115

Operating Profit (Loss)	(1,057,604)	1,822,732

Other Income (Expense)
Interest income	33,669	35,510
Other income	1,608	50,089
Interest expense	(1,050,528)	(1,101,414)
Gain on derivative instrument	205,440	159,058
Income from equity investment	120,995	—
Total other expense, net	(688,816)	(856,757)

Net Income (Loss)	$(1,746,420)	$965,975

Weighted Average Units Outstanding - Basic and Diluted	4,953	4,953
Net Income (Loss) Per Unit - Basic and Diluted	$(352.60)	$195.03

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Condensed Statements of Comprehensive Income (Loss)

	Three Months Ended	Three Months Ended
	January 31, 2013	January 31, 2012
	(Unaudited)	(Unaudited)

Net Income (Loss)	$(1,746,420)	$965,975
Unrealized losses on restricted marketable securities	(12,226)	(13,504)
Comprehensive Income (Loss)	$(1,758,646)	$952,471

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Condensed Statements of Cash Flows

	Three Months Ended	Three Months Ended
	January 31, 2013	January 31, 2012
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net income (loss)	$(1,746,420)	$965,975
Adjustments to reconcile net income (loss) to net cash provided by operations
Depreciation	1,578,911	1,562,572
Amortization included with interest expense	65,815	72,136
Interest payments made from restricted cash	—	33,638
Change in fair value of derivative instruments	102,353	254,695
Increase in restricted cash from net interest earned	(33,639)	(33,638)
Earnings from equity method investment	(120,995)	—
Change in assets and liabilities
Restricted cash	26,237	(85,491)
Accounts receivable, including members	161,860	2,103,062
Inventories	(491,495)	(665,298)
Derivative instruments	(320,681)	(227,465)
Prepaids and other	(26,457)	5,720
Deferred revenue	233,123	543,673
Accounts payable, including members	41,348	(37,896)
Accrued expenses	98,406	131,450
Net cash provided by (used in) operating activities	(431,634)	4,623,133

Cash Flows from Investing Activities
Capital expenditures	(63,174)	(98,900)
Investment in RPMG	(73,590)	(147,252)
Net cash used in investing activities	(136,764)	(246,152)

Cash Flows from Financing Activities
Proceeds from line of credit	2,100,000	—
Payments on long-term debt	(506,013)	(1,408,256)
Net cash provided by (used for) financing activities	1,593,987	(1,408,256)

Net Increase in Cash and Equivalents	1,025,589	2,968,725

Cash and equivalents – Beginning of Period	1,431,996	3,427,683

Cash and equivalents – End of Period	$2,457,585	$6,396,408

Supplemental Cash Flow Information
Cash paid for interest expense	$953,704	$999,319

Supplemental Disclosure of Noncash Financing and Investing Activities
Unrealized loss on restricted marketable securities	$(12,226)	$(13,504)
Capital expenditures included in accounts payable	$—	$38,501
Investment in RPMG included in accounts payable	$—	$34,001
Reduction in liabilities related to RPMG investment	$194,585	$—

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Notes to Unaudited Condensed Financial Statements
January 31, 2013

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations.  These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company's audited financial statements for the year ended October 31, 2012, contained in the Company's Form 10-K.

In the opinion of management, the interim condensed financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for fair presentation of the Company's financial position as of January 31, 2013 and the results of operations and cash flows for all periods presented.

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

Derivative Instruments

Derivatives are recognized in the balance sheet and the measurement of these instruments is at fair value. In order for a derivative to qualify as a hedge, specific criteria must be met and appropriate documentation maintained. Gains and losses from derivatives that do not qualify as hedges, or are undesignated, must be recognized immediately in earnings. If the derivative does qualify as a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will be either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. Changes in the fair value of undesignated derivatives are recognized currently in earnings.

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
January 31, 2013

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

Fair Value of Financial Instruments

The carrying value of cash, accounts receivable, and accounts payable, and other working capital items approximate fair value at January 31, 2013 due to the short maturity nature of these instruments.

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

Investments

The Company has an investment interest in an unlisted company, Renewable Fuels Marketing Group, LLC (RPMG), who markets the Company's ethanol. This investment is a flow-through entity and is being accounted for by the equity method of accounting under which the Company's share of net income is recognized as income in the Company's income statement and added to the investment account. Distributions or dividends received from the investment are treated as a reduction of the investment account. The Company has a 7% interest in RPMG. The Company consistently follows the practice of recognizing the net income based on the most recent reliable data. Therefore, the net income which is reported in the Company's income statement for the quarter ended January 31, 2013 is based on the investee's results of operations for the three month period ended December 31, 2012.

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

HIGHWATER ETHANOL, LLC
Notes to Unaudited Condensed Financial Statements
January 31, 2013

3. FAIR VALUE MEASUREMENTS

The following table provides information on those assets measured at fair value on a recurring basis.

	Fair Value as of	Fair Value Measurement Using
	January 31, 2013	Level 1	Level 2	Level 3
Restricted marketable securities - current	$2,615	$2,615	$—	$—
Restricted marketable securities - long-term	$1,518,000	$1,518,000	$—	$—
Derivative instrument - interest rate swap	$(991,576)	$—	$(991,576)	$—
Derivative instrument - corn contracts	$(326,587)	$(326,587)	$—	$—

	Fair Value as of	Fair Value Measurement Using
	October 31, 2012	Level 1	Level 2	Level 3
Restricted marketable securities - current	$14,841	$14,841	$—	$—
Restricted marketable securities - long-term	$1,518,000	$1,518,000	$—	$—
Derivative instrument - interest rate swap	$(1,197,016)	$—	$(1,197,016)	$—
Derivative instrument - corn contracts	$(339,475)	$(339,475)	$—	$—

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

4. RESTRICTED MARKETABLE SECURITIES

The cost and fair value of the Company's restricted marketable securities consist of the following at January 31, 2013:

	Amortized Cost	Gross Unrealized Gains	Fair Value

Restricted marketable securities - Current
municipal obligations	$2,595	$20	$2,615

Restricted marketable securities - Long-term municipal obligations	1,506,522	11,478	1,518,000

Total restricted marketable securities	$1,509,117	$11,498	$1,520,615

The long-term restricted marketable securities relate to the debt service reserve fund required by the capital lease agreement. The Company had unrealized gains of $11,498 and $23,724 included in accumulated other comprehensive income at January 31, 2013 and October 31, 2012, respectively.

Shown below are the contractual maturities of marketable securities with fixed maturities at January 31, 2013. Actual maturities may differ from contractual maturities because certain securities may contain early call or prepayment rights.

HIGHWATER ETHANOL, LLC
Notes to Unaudited Condensed Financial Statements
January 31, 2013

Due within 1 year	$1,280,433
Due in 1 to 3 years	240,182
Total	$1,520,615

5. INVENTORIES

Inventories consisted of the following at:

	January 31, 2013	October 31, 2012*

Raw materials	$1,702,240	$1,219,867
Spare parts and supplies	1,037,735	959,482
Work in process	1,360,794	1,362,851
Finished goods	537,152	604,226
Total	$4,637,921	$4,146,426

*Derived from Audited financial statements

6. DERIVATIVE INSTRUMENTS

As of January 31, 2013, the Company had entered into corn derivative instruments and an interest rate swap agreement, which are required to be recorded as either assets or liabilities at fair value in the condensed balance sheet. Derivatives qualify for treatment as hedges when there is a high correlation between the change in fair value of the derivative instrument and the related change in value of the underlying hedged item. The Company must designate the hedging instruments based upon the exposure being hedged as a fair value hedge, a cash flow hedge or a hedge against foreign currency exposure. The derivative instruments outstanding at January 31, 2013 are not designated as effective hedges for accounting purposes.

Interest Rate Swap

At January 31, 2013, the Company had a notional amount of approximately $18,281,000 outstanding in the swap agreement that fixes the interest rate at 7.6% until June 2014.

Commodity Contracts

As of January 31, 2013, the Company has open positions for 1,280,000 bushels of corn. The Company has no open positions for natural gas as of January 31, 2013. Management expects all open positions outstanding as of January 31, 2013 to be realized within the next twelve months.

The following tables provide details regarding the Company's derivative instruments at January 31, 2013:

Instrument	Balance Sheet location	Assets	Liabilities

Interest rate swap	Derivative instruments	$—	$991,576
Corn contracts	Derivative instruments	$—	$326,587

The following tables provide details regarding the Company's derivative instruments at October 31, 2012:

Instrument	Balance Sheet location	Assets	Liabilities

Interest rate swap	Derivative instruments	$—	$1,197,016
Corn contracts	Derivative instruments	$—	$339,475

The following tables provide details regarding the gains (losses) from the Company's derivative instruments in the statements of operations, none of which are designated as hedging instruments:

HIGHWATER ETHANOL, LLC
Notes to Unaudited Condensed Financial Statements
January 31, 2013

	Statement of	Three Months Ended January 31,
	Operations location	2013	2012
Interest rate swap	Other income (expense)	$205,440	$159,058
Corn contracts	Cost of goods sold	(39,948)	6,526
Natural gas contracts	Cost of goods sold	(7,436)	(227,604)

7. DEBT FINANCING

Long-term debt consists of the following at:

	January 31, 2013	October 31, 2012*
Fixed rate note payable, see terms below	$19,727,675	$20,233,688

Variable rate note payable, see terms below	15,344,904	15,344,904

Capital lease	15,180,000	15,180,000

Total	50,252,579	50,758,592

Less amounts due within one year	2,943,756	2,901,330

Net long-term debt	$47,308,823	$47,857,262
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

Fixed Rate Note

The Fixed Rate Note was initially $25,200,000 and has a variable interest rate that is fixed with an interest rate swap. The Company makes monthly principal payments on the Fixed Rate Note of approximately $168,000 plus accrued interest. Interest accrues on the Fixed Rate Note at the greater of the one-month LIBOR rate plus 300 basis points or 4%, which was 4% at January 31, 2013. A final balloon payment on the Fixed Rate Note of approximately $15,174,000 will be due February 26, 2015.

Variable Rate Note

The Variable Rate Note was initially $20,200,000. The Company makes monthly payments of interest only. Interest accrues on the Variable Rate Note at the greater of the one-month LIBOR rate plus 350 basis points or 5%, which was 5% at January 31, 2013. The Company also makes quarterly 50% excess cash flow payments which are first applied to interest and then to principal on the Variable Rate Note with a minimum annual principal reduction of $750,000. A final balloon payment of approximately $13,107,000 will be due February 26, 2015.

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

HIGHWATER ETHANOL, LLC
Notes to Unaudited Condensed Financial Statements
January 31, 2013

required by February 1, 2013 were made in September 2011. The Long-Term Revolving Note accrues interest monthly at the greater of the one-month LIBOR plus 350 basis points or 4%.

Line of Credit

The Company's Line of Credit accrues interest at the 90 day LIBOR plus 350 basis points which was 3.80% at January 31, 2013. The line of credit requires monthly interest payments. In April 2012, the Company extended the line of credit to April 2013. At January 31, 2013, the Company had $2,100,000 outstanding and the maximum availability was $5,000,000.

The loan agreements are secured by substantially all business assets and are subject to various financial and non-financial covenants that limit distributions and debt and require minimum debt service coverage, net worth, and working capital requirements. As of January 31, 2013, the Company was not in compliance with the fixed charge coverage ratio. The Company subsequently received a waiver of this violation.

As of January 31, 2013, the Company has letters of credit outstanding of $3,000,000. The Company pays interest at a rate of 1.75% on amounts outstanding and the letters of credit are valid until January 2014.

Capital Lease

The Company has a lease agreement with the City of Lamberton, Minnesota for $15,180,000. During the quarter ended January 31, 2013, the Company was not in compliance with the fixed charge coverage ratio, working capital and net worth of the lease agreement. The Company subsequently received a waiver of these violations.

The estimated maturities of the long-term debt at January 31, 2013 over the next year are as follows:

2014	$2,943,756
2015	4,081,386
2016	29,700,770
2017	1,541,667
2018 and thereafter	11,985,000

Long-term debt	$50,252,579

8. COMMITMENTS AND CONTINGENCIES

Forward Contracts

The Company has forward contracts in place for natural gas purchases for approximately $1,258,000 through June 2013, which represents approximately 42.4% of the Company's projected usage for the corresponding time period.

Construction in Progress

The Company had construction in progress of approximately $83,000 at January 31, 2013 for certain projects. The additions are expected to amount to $124,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three month period ended January 31, 2013, compared to the same period of the prior fiscal year. This discussion should be read in conjunction with the condensed financial statements and notes and the information contained in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2012.

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

Overview

Highwater Ethanol, LLC (“we,” “our,” “Highwater” or the “Company”) is a Minnesota limited liability company formed on May 2, 2006. Since August 2009, we have been engaged in the production of ethanol and distillers grains at the ethanol plant. Our plant has nameplate capacity of 50 million gallons of undenatured ethanol per year. However, modifications to our air emissions permit approved by Minnesota Pollution Control Agency in February 2012 allow us to produce 58 million gallons per year of undenatured ethanol per year. Our plant is currently operating at above nameplate capacity and management anticipates it will continue to do so in the future.

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
On December 31, 2011, the Volumetric Ethanol Excise Tax Credit ("VEETC") expired. VEETC provided a volumetric ethanol excise tax credit of 4.5 cents per gallon of gasoline that contains at least 10% ethanol (total credit of 45 cents per gallon of ethanol blended which is 4.5 divided by the 10% blend). In addition to the expiration of the tax incentives, a 54 cent per gallon tariff imposed on ethanol imported into the United States also expired on December 31, 2011. In 2012, the ethanol industry in the United States experienced increased competition from ethanol produced outside the United States which may have been due in part to the elimination of the tariff on foreign ethanol. Management believes that competition from ethanol imports will likely remain strong in 2013 and may affect our ability to sell our ethanol profitably. Management believes that the expiration of VEETC has had some impact on the amount of discretionary blending and may result in a decrease in domestic ethanol demand in the future.

The Federal Renewable Fuels Standard ("RFS") requires that a certain amount of renewable fuels must be used in the United States each year. However, if the RFS is repealed, ethanol demand may be significantly impacted. Recently, there have been proposals in Congress to reduce or eliminate the RFS. In addition, in August of 2012, governors from several states filed formal requests with the United States Environmental Protection Agency (the "EPA") to waive the requirements of the RFS. While the waiver requests have now been denied by the EPA and management does not believe that Congress will reduce or eliminate the RFS in the near future, if waivers were to be granted or the RFS were to be otherwise reduced or eliminated, the market price and demand for ethanol will likely decrease which could negatively impact our financial performance.

Many in the ethanol industry believe that it will be difficult to meet the RFS requirement in future years without an increase in the percentage of ethanol that can be blended with gasoline for use in standard (non-flex fuel) vehicles. Most ethanol that is used in the United States is sold in a blend called E10. E10 is a blend of 10% ethanol and 90% gasoline. E10 is approved for use in all standard vehicles. The EPA has approved the use of E15, gasoline which is blended at a rate of 15% ethanol and 85% gasoline, in vehicles manufactured in the model year 2001 and later. However, there were still significant federal and state regulatory hurdles that needed to be addressed. The EPA has made recent gains towards clearing those federal regulatory hurdles. In February 2012, the EPA approved health effects and emissions testing on E15 which was required by the Clean Air Act before E15 can be sold into the market. In March 2012, the EPA approved a model Misfueling Mitigation Plan and fuel survey which must be submitted by applicants before E15 registrations can be approved. In April 2012, the EPA approved the first E15 registrations approving twenty producers who have successfully registered their product to be used as E15. Finally, in June 2012, the EPA gave the final approval to allow the sale of E15. Although management believes that these developments are significant steps towards introduction of E15 in the marketplace, there are still obstacles to meaningful market penetration by E15. Many states still have regulatory issues that prevent the sale of E15. Sales of E15 may be limited because it is not approved for use in all vehicles, the EPA requires a label that management believes may discourage consumers from using E15, and retailers may choose not to sell E15 due to concerns regarding liability. In addition, different gasoline blendstocks may be required at certain times of the year in order to use E15 due to federal regulations related to fuel evaporative emissions. This may prevent E15 from being used during certain times of the year in various states. As a result, management believes that E15 may not have an immediate impact on ethanol demand in the United States.

The European Union recently concluded an anti-dumping investigation related to ethanol produced in the United States and exported to Europe. As a result of this investigation, the European Union has imposed a tariff of $83.03 per metric ton on ethanol which is produced in the United States and exported to Europe. This tariff could result in a decrease of exports of ethanol to Europe which could negatively impact the market price of ethanol in the United States.

In late 2009, California passed a Low Carbon Fuels Standard ("LCFS"). The California LCFS requires that renewable fuels used in California must accomplish certain reductions in greenhouse gases which is measured using a lifecycle analysis, similar to the RFS. On December 29, 2011, a federal court in California ruled that the California LCFS was unconstitutional which halted implementation of the California LCFS. However, the California Air Resources Board ("CARB") appealed this court ruling and on April 23, 2012, a federal appellate court in California granted a request to temporarily reinstate the LCFS while the case is on appeal. This decision will allow the CARB to continue implementation of the LCFS. A decision on the appeal is expected in the near future. If the CARB is successful in its appeal, the reinstatement of the California LCFS could become permanent which could negatively impact demand for corn-based ethanol and result in decreased ethanol prices.

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

Much of the United States experienced drought conditions in 2012 which resulted in a limited corn supply and increased corn prices. Higher corn prices have not been offset by ethanol prices which has resulted in tighter operating margins. These tighter operating margins have resulted in some ethanol plants slowing or even halting production altogether. Management believes that an adequate corn supply will be available in our area unless we experience unfavorable weather conditions or other factors which adversely affect yields from the 2013 crop. Corn prices will also likely continue to be volatile and should we experience unfavorable operating conditions that prevent us from profitably operating the ethanol plant, we may need to reduce production at our plant.

We expect to fund our operations during the next 12 months using cash flow from our continuing operations and our current credit facilities. However, based on volatility in the cost of corn and potentially tight or even negative margins throughout the period, we may need to seek additional funding.

Results of Operations for the Three Months Ended January 31, 2013 and 2012

The following table shows the results of our operations and the approximate percentage of revenues, costs of goods sold, operating expenses and other items to total revenues in our unaudited statements of operations for the three months ended January 31, 2013 and 2012:

	2013		2012
Income Statement Data	Amount	%	Amount	%
	(unaudited)		(unaudited)
Revenue	$43,201,533	100.00%	$39,827,576	100.00%
Cost of Goods Sold	43,730,615	101.22%	37,489,729	94.13%
Gross Profit (Loss)	(529,082)	(1.22)%	2,337,847	5.87%
Operating Expenses	528,522	1.22%	515,115	1.29%
Operating Profit (Loss)	(1,057,604)	(2.45)%	1,822,732	4.58%
Other Expense	(688,816)	(1.59)%	(856,757)	(2.15)%
Net Income (Loss)	$(1,746,420)	(4.04)%	$965,975	2.43%

Our revenues are derived from the sale of our ethanol and distillers grains.

The following table shows the sources of our revenue for the three months ended January 31, 2013.

Revenue Sources	Amount (Unaudited)	Percentage of Total Revenues (Unaudited)

Ethanol Sales	$32,483,442	75.19%
Modified Distillers Grains Sales	3,371,463	7.80%
Dried Distillers Grains Sales	7,346,628	17.01%
Total Revenues	$43,201,533	100.00%

The following table shows the sources of our revenue for the three months ended January 31, 2012.

Revenue Sources	Amount (Unaudited)	Percentage of Total Revenues (Unaudited)

Ethanol Sales	$32,569,169	81.78%
Modified Distillers Grains Sales	1,135,769	2.85%
Dried Distillers Grains Sales	6,122,638	15.37%
Total Revenues	$39,827,576	100.00%

Our total revenues were higher for the three month period ended January 31, 2013 compared to the same period in 2012 primarily due to an increase in the price of modified and dried distillers grains.
We experienced an increase in the gallons of ethanol sold in the three month period ended January 31, 2013 as compared to the three month period ended January 31, 2012. The gallons of ethanol we sold during the three month period ended January 31, 2013 increased by approximately 2.4% as compared to the number of gallons of ethanol we sold for the three months ended January 31, 2012. The average ethanol sales price per gallon we received for the three month period ended January 31, 2013 was approximately 2.6% lower than the average price we received for the same period of 2012.

Management attributes this decrease in the average price we received for our ethanol to decreased gasoline demand which negatively impacted ethanol demand since ethanol is typically blended with gasoline. In addition, higher ethanol reserves resulted in excess ethanol supply. Management anticipates that ethanol prices will continue to change in relation to corn and energy prices and anticipates continued volatility in the price of ethanol. Operating margins were negative during the first two months of our first fiscal quarter. However, operating margins improved towards the end of our first fiscal quarter. Management anticipates that our results of operations for our 2013 fiscal year will continue to be affected by volatility in the commodity markets and that we may continue to experience tight or even negative operating margins. Should we experience unfavorable operating conditions that prevent us from profitably operating the ethanol plant, we may need to reduce production at our plant.

Distillers grains represent a larger portion of our revenues during the three months ended January 31, 2013 compared to the same period of 2012. Management believes that this is a result of the higher modified and dried distillers grains prices we received during our first fiscal quarter of 2013 compared to the same period of 2012. For the three months ended January 31, 2013, the average price per ton that we received for our modified distillers grains was approximately 53.3% higher than during the three months ended January 31, 2012. For the three months ended January 31, 2013, the average price per ton that we received for our dried distillers grains was approximately 30.3% higher than the average price we received during the three months ended January 31, 2012. We also experienced an increase in the number of tons of modified distillers grains sold of approximately 12,000 tons and a decrease in the number of tons of dried distillers grains sold of approximately 3,000 tons during the three months ended January 31, 2013 compared to the same period of 2012.

Management attributes the increase in the average price we received for our distillers grains to lower corn stocks due to the drought conditions experienced in the United States and foreign exports. We have also experienced an increase in demand for modified distillers grains due to a limited supply. Management anticipates that distillers grains prices will remain strong and continue to follow corn prices until at least the 2013 corn harvest.

Cost of Goods Sold

Our two largest costs of production are corn (84.7% of cost of goods sold for the three months ended January 31, 2013) and natural gas (3.8% of cost of goods sold for the three months ended January 31, 2013).

Our average price per bushel corn for the three months ended January 31, 2013 increased by approximately 19.1% per bushel compared to the same period in 2012. We used approximately 5,138,000 bushels of corn in the three month period ended January 31, 2013 as compared to approximately 4,994,000 bushels for the same period in 2012. During the three month period ended January 31, 2013, we sold more gallons of ethanol and more tons of distillers grains as compared to the same period in 2012.

Management attributes higher corn prices to increased market prices in response to drought conditions in the United States in 2012 which resulted in a drop in yields and a limited supply. Management believes that an adequate corn supply will be available in our area to operate the ethanol plant. However, corn prices will also likely continue to be high and remain volatile at least until the 2013 crop is harvested and perhaps beyond depending on weather conditions and other factors. If we experience unfavorable operating conditions that prevent us from profitably operating the ethanol plant, we may need to reduce or halt production at our plant.

In the ordinary course of business, we entered into forward purchase contracts for our commodity purchases. At January 31, 2013, we have no forward corn purchase contracts. We had losses related to corn derivative instruments of approximately $40,000 for the three months ended January 31, 2013, which increased cost of sales. We had gains related to corn derivative instruments of approximately $7,000 for the three months ended January 31, 2012.

For the three month period ended January 31, 2013, we purchased approximately 361,000 MMBTU's compared to 349,000 MMBTU's for the same period of 2012. Our average price per MMBTU of natural gas was $4.64 for the three month period ended January 31, 2013 compared to $5.92 for the same period of 2012. Management attributes this decrease in the average price we paid for our natural gas with strong natural gas supplies which have kept natural gas prices low.

At January 31, 2013, we have forward natural gas purchase contracts for various delivery periods through June 2013 for approximately $1,258,000. We had losses related to natural gas based derivative instruments of approximately $7,000 for the three months ended January 31, 2013. We had losses related to natural gas based derivative instruments of approximately $228,000 for the three months ended January 31, 2012.

Operating Expense

We had operating expenses for the three months ended January 31, 2013 of $528,522 as compared to operating expenses of $515,115 for the same period of 2012. We continue to pursue strategies to optimize efficiencies and maximize production. These efforts may result in a decrease in our operating expenses on a per gallon basis. However, because these expenses do not vary with the level of production at the plant, we expect our operating expenses to remain relatively steady.

Operating Profit (Loss)

We had a loss from operations for the three months ended January 31, 2013 of $1,057,604 which is approximately 2.45% of our revenues compared to a profit of $1,822,732 which was approximately 4.58% of our revenues for the three months ended January 31, 2012. This decrease in our operating income is primarily due to an increase in the price of corn which was not offset by ethanol prices which resulted in negative operating margins for the first two months of our first fiscal quarter.

Other Expense

We had total other expense for the three months ended January 31, 2013 of $688,816 compared to other expense of $856,757 for the three months ended January 31, 2012. Our other expense for the three months ended January 31, 2013 consisted primarily of interest expense. The net decrease in other expense is due to a decrease in interest expense resulting from our continuing to make scheduled payments on our debt, an increase in gain on derivative instruments related to our debt, and an increase in income from an investment for the three months ended January 31, 2013 compared to the same period of 2012.

Changes in Financial Condition for the Three Months Ended January 31, 2013

The following table highlights the changes in our financial condition for the three months ended January 31, 2013 from our previous fiscal year ended October 31, 2012:

	January 31, 2013 (Unaudited)	October 31, 2012
Current Assets	$12,562,465	$11,185,608
Current Liabilities	$9,139,336	$6,662,377
Long-Term Debt and Liabilities	$47,700,838	$48,502,851

Current Assets. The increase in current assets was primarily the result of an increase in our cash and equivalents and an increase in inventory at January 31, 2013 as compared to October 31, 2012.

Current Liabilities. The increase in current liabilities was due primarily to our having drawn $2,100,000 on our line of credit at January 31, 2013 as compared to having no outstanding balance at October 31, 2012 and an increase in our deferred revenue at January 31, 2013 as compared to October 31, 2012 as a result of customer prepayments for distillers grains.

Long-term Debt and Liabilities. Long-term debt decreased from $47,857,262 at October 31, 2012 to $47,308,823 at January 31, 2013 primarily due to scheduled principal repayments on our loans with FNBO. The other liability amounts include the long-term portion for the interest rate swap.

Liquidity and Capital Resources

Based on financial forecasts performed by our management, we anticipate that we will have sufficient cash on hand, cash from our current credit facilities, and cash from our operations to continue to operate the ethanol plant at capacity for the next 12 months. We do not currently anticipate seeking additional equity or debt financing in the near term.

However, operating margins were negative during the first two months of our first fiscal quarter of our fiscal year 2013 as a result of higher corn prices which were not offset by ethanol prices. These tighter operating margins have resulted in some ethanol plants slowing or even halting production altogether. Management believes that an adequate corn supply will be available in our area to operate the ethanol plant. However, corn prices will also likely continue to be high until the 2013 corn crop is harvested and perhaps beyond. Increases in the price of corn significantly increase our cost of goods sold. If these increases in cost of goods sold are not offset by corresponding increases in the prices we receive from the sale of our products, these increases in cost of goods sold can have a significant negative impact on our financial performance. If plant operating margins remain low or even negative for an extended period of time, management anticipates that this could significantly impact our liquidity, especially if our raw material costs increase due to a limited corn supply. If we continue to experience unfavorable operating conditions in the ethanol industry that prevent us from profitably operating the ethanol plant, we could have difficulty maintaining our liquidity and we may have to secure additional debt or equity financing for working capital or other purposes.

We are currently exploring the installation of corn oil extraction technology at our plant. If we decide to proceed, we anticipate we would need to secure additional financing to do so. We do not yet know what amount of financing would be needed or upon what terms we would be able to secure such financing.

The following table shows cash flows for the three months ended January 31, 2013 and 2012:

	Three Months Ended January 31,
	2013	2012
	(unaudited)	(unaudited)
Net cash provided by (used in) operating activities	$(431,634)	$4,623,133
Net cash used in investing activities	(136,764)	(246,152)
Net cash provided by (used in) financing activities	1,593,987	(1,408,256)

Cash Flow From Operations

We experienced a decrease of approximately $5,055,000 in our cash provided by operating activities for the three month period ended January 31, 2013, compared to the same period in 2012. This decrease was due to a net loss primarily driven by an increase in the price of corn that was not offset by ethanol prices during the period ended January 31, 2013. During the three months ended January 31, 2013, our capital needs were being adequately met through cash on hand and our credit facilities.

Cash Flow From Investing Activities

We used approximately $110,000 less net cash for investing activities for the three month period ended January 31, 2013, as compared to the same period in 2012. This change was primarily due to a decrease in our cash investment in RPMG during the three months ended January 31, 2013.

Cash Flow From Financing Activities

We were provided approximately $1,594,000 net cash from financing activities during the three months ended January 31, 2013 as compared to using approximately $1,408,000 for financing activities during the same period in 2012. This change was primarily a result of our having drawn $2,100,000 against our line of credit during the three months ended January 31, 2013 as compared to having no outstanding balance on our line of credit for the same period in 2012. We also paid less to FNBO towards the principal balance on our loans during the three months ended January 31, 2013 as compared to the same period in 2012.

Short-Term and Long-Term Debt Sources with FNBO

On April 24, 2008, we entered into a Construction Loan Agreement (the “Agreement”) with with FNBO for the purpose of funding a portion of the cost of the ethanol plant. With construction complete and the ethanol plant commencing operations, the construction loan converted to a $25,200,000 Fixed Rate Note, a $20,200,000 Variable Rate Note, a $5,000,000 Long-Term Revolving Note, a $5,000,000 line of credit and $5,600,000 to support the issuance of letters of credit by FNBO. As of January 31, 2013, we have $3,000,000 in letters of credit outstanding.

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

Fixed Rate Note

The Fixed Rate Note was initially for $25,200,000 with a variable interest rate that is fixed with an interest rate swap. We make monthly principal payments on the Fixed Rate Note for approximately $168,000 plus accrued interest. Interest will accrue on the Fixed Rate Note at the greater of the one-month LIBOR Rate, in effect from time to time, plus 300 basis points or 4%. The applicable interest rate was 4% at January 31, 2013. However, we entered into an interest rate swap agreement with FNBO, which fixes the interest rate on the Fixed Rate Note at 7.6% until June 2014. The outstanding balance on this note was approximately $19,728,000 and $20,234,000 at January 31, 2013 and October 31, 2012, respectively. A final balloon payment on the Fixed Rate Note of approximately $15,174,000 will be due February 26, 2015.

Variable Rate Note

The Variable Rate Note was initially for $20,200,000. We make monthly interest only payments and we will remit quarterly excess cash flow payments to FNBO which will be applied first to interest and then to principal on the Variable Rate Note with a minimum annual principal reduction of $750,000. The outstanding balance on this note was approximately $15,345,000 at January 31, 2013 and October 31, 2012, respectively.

Interest will accrue on the Variable Rate Note at the greater of the one-month LIBOR rate plus 350 basis points or 5%. The applicable interest rate at January 31, 2013, was 5%. A final balloon payment of approximately $13,107,000 will be due February 26, 2015.

Long-term Revolving Note

The Long-term Revolving Note was initially $5,000,000. We were required to make a $750,000 principal repayment on the Long-term Revolving Note prior to February 2012 and reduce the outstanding principal balance to zero as of February 2013. FNBO has no obligation to advance any additional funds and will only advance such sums as approved in its sole discretion. The Long-term Revolving Note accrues interest monthly at the greater of the one-month LIBOR plus 350 basis points, or 4%. The applicable interest rate at January 31, 2013 was 4%. The payment to reduce the balance to zero was made in September 2011. The outstanding balance on this note was $0 at January 31, 2013 and October 31, 2012, respectively.

Line of Credit

We have a line of credit available equal to the amount of the Borrowing Base, with a maximum limit of $5,000,000. The Borrowing Base will vary and may at times be less than $5,000,000. Our line of credit expires on April 1, 2013 and accrues interest at the three-month LIBOR rate plus 350 basis points with no minimum interest rate, which was 3.80% at January 31, 2013. The line of credit requires monthly interest payments. The outstanding balance on this note was $2,100,000 as of January 31, 2013.

Covenants and other Miscellaneous Financing Agreement Terms

The financing agreement with FNBO is subject to various financial and non-financial covenants that limit distributions and debt and require minimum debt service coverage, net worth, and working capital requirements. FNBO amended the calculation of the covenant measuring the fixed charge coverage ratio for six quarters beginning November 1, 2012 through April 30, 2014 as follows: 0.65:1.00 at January 31, 2013 and April 30, 2013, 0.80:1.00 at July 31, 2013 and October 31, 2013 and 1.05:1.00 at January 31, 2014 and April 30, 2014. The fixed charge coverage ratio shall revert to 1.10:1.00 at July 31, 2014 and at the end of each fiscal quarter thereafter. The net worth calculation is amended as of November 1, 2012 to $41,250,000 to be measured quarterly. At January 31, 2013, we were not in compliance with the fixed charge coverage ratio as amended. We subsequently received a waiver of this violation.

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

We will continue to work with FNBO to try to ensure that the terms of our loan agreements are met going forward. However, we cannot provide any assurance that our actions will result in sustained profitable operations or that we will not be in violation of our loan covenants or in default on our principal payments in the future. Presently, we are meeting our liquidity needs. and, other than noted above, complying with our financial covenants and the other terms of our loan agreements with FNBO. Should unfavorable market conditions result in our violation of the terms or covenants of our loan and we fail to obtain a waiver of any such term or covenant, FNBO could deem us in default of our loans and require us to immediately repay a significant portion or possibly the entire outstanding balance of our loans. In the event of a default, our lender could also elect to proceed with a foreclosure action on our plant.

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

We have guaranteed that if such assessed capital lease payments are not sufficient for the required bond payments, we will provide such funds as are needed to fund the shortfall. The capital lease agreement is secured by substantially all business assets of the Company and is also subject to various financial and non-financial covenants that limit distributions and leverage and require minimum debt service coverage, net worth, and working-capital requirements. During the quarter ended January 31,

2013, we were not in compliance with the fixed charge coverage ratio, the working capital covenant and the net worth covenant in the capital lease agreement. We subsequently received waivers of these violations. We will continue to work with the Trustee to obtain waivers of future violations of covenants in the capital lease. However, if we fail to obtain a waiver, the Trustee and the City could deem us to be in default and elect to exercise their available remedies which could include requiring us to immediately repay the outstanding balance.

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

Critical Accounting Estimates

Management uses various estimates and assumptions in preparing our financial statements in accordance with generally accepted accounting principles.  These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Our most critical accounting estimates, which require the greatest use of judgment by management, are designated as critical accounting estimates and include policies related to the carrying value of long-lived assets, inventory valuation and derivatives. An in-depth description of these can be found in our Annual Report on Form 10-K for the fiscal year ended October 31, 2012. Management has not changed the method of calculating and using estimates and assumptions in preparing our condensed financial statements in accordance with generally accepted accounting principles. There have been no changes in the policies for our accounting estimates for the quarter ended January 31, 2013.

We are exposed to the impact of market fluctuations associated with interest rates and commodity prices as discussed below. We use derivative financial instruments as part of an overall strategy to attempt to manage market risk.

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from holding a revolving line of credit and term loans which bear variable interest rates. We manage our floating rate debt using an interest rate swap. We entered into a fixed rate swap to alter our exposure to the impact of changing interest rates on our results of operations and future cash outflows for interest. We use the interest rate swap contract to separate interest rate risk management from the debt funding decision. As of January 31, 2013, our interest rate swap had a liability fair value of $991,576.

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

For the three months ended January 31, 2013, we recorded losses due to the change in fair value of our outstanding natural gas derivative positions of approximately $7,000. We recorded losses due to changes in the fair value of our outstanding corn derivative positions for the three months ended January 31, 2013 of approximately $40,000. We also recorded gains due to changes in the fair value of our interest rate swap for the three months ended January 31, 2013 of approximately $205,000.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from a term loan (the "Variable Rate Note") and a line of credit bearing a variable interest rate.  As of January 31, 2013, we had $15,344,904 outstanding on our Variable Rate Note. Interest will accrue on the Variable Rate Note at the greater of the one-month LIBOR rate plus 350 basis points or 5%. The applicable interest rate at January 31, 2013 was 5%. If we were to experience a 10% adverse change in LIBOR, the annual effect such change would have on our income statement, based on the amount we had outstanding on our Variable Rate Note of January 31, 2013, would be approximately $77,000. At January 31, 2013, we had $2,100,000 outstanding on our line of credit. Interest will accrue on the line of credit at the three-month LIBOR rate plus 350 basis points with no minimum interest rate. The applicable interest rate at January 31, 2013 was 3.80%. If we were to experience a 10% adverse change in LIBOR, the annual effect such change would have on our income statement, based on the amount we had outstanding on our line of credit as of January 31, 2013, would be approximately $8,000.

The specifics of each note are discussed in greater detail in “Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

In order to reduce the risk caused by interest rate fluctuations, we entered into an interest rate swap agreement. We use the interest rate swap agreement to limit exposure to increased interest rates. The fair value of this interest rate swap agreement is based on widely accepted valuation techniques including discounted cash flow analysis which includes observable market-based inputs. The fair value of the derivative is continually subject to change due to changing market conditions. Although the interest rate swap held by us as of January 31, 2013 serves as an economic hedge, we do not formally designate this instrument as a hedge and, therefore, records in earnings adjustments caused from marking the instrument to market on a monthly basis. As of January 31, 2013, our interest rate swap had a liability fair value of $991,576.

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

In the ordinary course of business, we entered into forward purchase contracts for our natural gas purchases. At January 31, 2013, we have natural gas forward contracts for delivery periods through June 2013 for a total commitment of approximately $1,258,000. At January 31, 2013, we have open positions for 1,280,000 bushels of corn on the Chicago Board of Trade. These derivatives have not been designated as an effective hedge for accounting purposes. Corn derivatives are forecasted to settle within the next 12 months. We do not have any open positions for natural gas on the New York Mercantile Exchange at January 31, 2013. At January 31, 2013, we recorded a loss due to the change in fair value of our outstanding corn derivative positions of approximately $40,000 and a loss due to changes in fair value of our outstanding natural gas derivative positions of approximately $7,000.

As corn prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to produce long-term positive growth for us.

A sensitivity analysis has been prepared to estimate our exposure to ethanol, distillers grains, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas prices and average ethanol and distillers grains prices as of January 31, 2013 of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from January 31, 2013. The results of this analysis, which may differ from actual results, are approximately as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price as of 1/31/13	Approximate Adverse Change to Income
Natural Gas	1,362,998	MMBTU	10%	$632,431
Ethanol	57,999,900	Gallons	10%	$12,817,978
Corn	20,279,685	Bushels	10%	$14,439,136
DDGs	157,457	Tons	10%	$3,883,834

Item 4.  Controls and Procedures

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

Our management, including our Chief Executive Officer (the principal executive officer), Brian Kletscher, along with our Chief Financial Officer (the principal financial officer), Lucas Schneider, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of January 31, 2013.  Based on this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended January 31, 2013, which were identified in connection with management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

The following risk factor is provided due to material changes from the risk factors previously disclosed in our annual report on Form 10-K. The risk factor set forth below should be read in conjunction with the risk factors section and the Management's Discussion and Analysis section for the fiscal year ended October 31, 2012, included in our annual report on Form 10-K.

If exports to Europe are decreased due to the imposition by the European Union of a tariff on U.S. ethanol, ethanol prices may be negatively impacted. The European Union recently concluded an anti-dumping investigation related to ethanol produced in the United States and exported to Europe. As a result of this investigation, the European Union has imposed a tariff of $83.03 per metric ton on ethanol which is produced in the United States and exported to Europe. If exports of ethanol to Europe decrease as a result of this tariff, it could negatively impact the market price of ethanol in the United States. Any decrease in ethanol prices or demand may negatively impact our ability to profitably operate the ethanol plant.

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
101
The following financial information from Highwater Ethanol, LLC's Quarterly Report on Form 10-Q for the quarter ended January 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets as of January 31, 2013 and October 31, 2012, (ii) Condensed Statements of Operations for the three months ended January 31, 2013 and 2012, (iii) Condensed Statements of Cash Flows for the three months ended January 31, 2013 and 2012, and (iv) the Notes to Condensed Financial Statements.**

* Filed herewith.
** Furnished herewith.
+ Confidential Treatment Requested

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HIGHWATER ETHANOL, LLC

Date:	March 15, 2013	/s/ Brian Kletscher
Brian Kletscher
Chief Executive Officer
(Principal Executive Officer)

Date:	March 15, 2013	/s/ Lucas Schneider
Lucas Schneider
Chief Financial Officer
(Principal Financial and Accounting Officer)