Form 10-Q
period 2013-04-30
HIGHWATER ETHANOL LLC
filed 2013-06-10
CIK 1371451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended April 30, 2013

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
☐ Yes     ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  As of June 10, 2013 there were 4,953 membership units outstanding.

PART I    FINANCIAL INFORMATION

Item 1. Financial Statements

HIGHWATER ETHANOL, LLC
Condensed Balance Sheets

ASSETS	April 30, 2013	October 31, 2012
	(Unaudited)
Current Assets
Cash and equivalents	$207,642	$1,431,996
Deposits with broker	610,261	600,192
Restricted short term investments	90,283	14,841
Accounts receivable	6,468,392	4,927,791
Inventories	4,553,153	4,146,426
Prepaids and other	109,726	64,362
Total current assets	12,039,457	11,185,608

Property and Equipment
Land and land improvements	6,850,267	6,847,696
Buildings	38,450,065	38,368,076
Office equipment	355,522	353,657
Equipment	60,808,391	60,803,735
Vehicles	41,994	41,994
Construction in progress	82,272	27,529
	106,588,511	106,442,687
Less accumulated depreciation	(23,141,858)	(19,983,052)
Net property and equipment	83,446,653	86,459,635

Other Assets
Investments in RPMG	1,512,475	1,512,475
Restricted marketable securities	1,507,678	1,518,000
Debt issuance costs, net	698,618	825,988
Deposits	195,727	195,727
Total other assets	3,914,498	4,052,190

Total Assets	$99,400,608	$101,697,433

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Condensed Balance Sheets

LIABILITIES AND MEMBERS' EQUITY	April 30, 2013	October 31, 2012
	(Unaudited)
Current Liabilities
Accounts payable	$2,083,106	$2,016,384
Accrued expenses	559,961	631,109
Deferred revenue	33,577	—
Derivative instruments	1,048,669	1,113,554
Current maturities of long-term debt	2,319,060	2,901,330
Line of credit	1,000,000	—
Total current liabilities	7,044,373	6,662,377

Long-Term Debt	46,749,772	47,857,262

Other Liabilities	—	222,652

Derivative Instruments	75,527	422,937

Commitments and Contingencies	—	—

Members' Equity
Members' equity, 4,953 units outstanding	45,530,936	46,532,205

Total Liabilities and Members’ Equity	$99,400,608	$101,697,433

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Condensed Statements of Operations

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	April 30, 2013	April 30, 2012	April 30, 2013	April 30, 2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$42,638,894	$33,771,321	$85,840,427	$73,598,897

Cost of Goods Sold	40,652,562	34,752,072	84,383,177	72,241,801

Gross Profit (Loss)	1,986,332	(980,751)	1,457,250	1,357,096

Operating Expenses	436,936	486,777	965,458	1,001,892

Operating Profit (Loss)	1,549,396	(1,467,528)	491,792	355,204

Other Income (Expense)
Interest income	21	1,346	33,690	36,856
Other income	830	75	2,438	50,164
Interest expense	(1,045,836)	(1,070,314)	(2,096,364)	(2,171,728)
Gain on interest rate swap	183,434	206,145	388,874	365,203
Income from equity in investment	82,469	—	203,464	—
Total other expense, net	(779,082)	(862,748)	(1,467,898)	(1,719,505)

Net Income (Loss)	$770,314	$(2,330,276)	$(976,106)	$(1,364,301)

Weighted Average Units Outstanding	4,953	4,953	4,953	4,953
Net Income (Loss) Per Unit	$155.52	$(470.48)	$(197.07)	$(275.45)
Distributions Per Unit	$—	$100.95	$—	$100.95

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Condensed Statements of Comprehensive Income (Loss)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	April 30, 2013	April 30, 2012	April 30, 2013	April 30, 2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net Income (Loss)	$770,314	$(2,330,276)	$(976,106)	$(1,364,301)
Other Comprehensive Income
Unrealized loss on restricted marketable securities	(12,937)	(10,734)	(25,163)	(24,238)
Comprehensive Income (Loss)	$757,377	$(2,341,010)	$(1,001,269)	$(1,388,539)

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Condensed Statements of Cash Flows

	Six Months Ended	Six Months Ended
	April 30, 2013	April 30, 2012
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net loss	$(976,106)	$(1,364,301)
Adjustments to reconcile net loss to net cash provided by (used in) operations
Depreciation and amortization	3,286,176	3,271,562
Equity in earnings in RPMG used to settle liability	(203,464)	—
Interest payments made from restricted cash	—	67,276
Change in fair value of derivative instruments	156,163	(114,065)
Increase in restricted short term investments from net interest earned	(33,641)	(67,276)
Change in assets and liabilities
Restricted short term investments	(56,642)	—
Deposits with broker	(10,069)	431,507
Accounts receivable	(1,540,601)	3,889,523
Inventories	(406,727)	31,879
Derivative instruments	(568,459)	(451,951)
Prepaids and other	(45,364)	(21,849)
Deferred revenue	33,577	218,176
Accounts payable	190,992	141,139
Accrued expenses	(71,148)	(848,699)
Net cash provided by (used in) operating activities	(245,313)	5,182,921

Cash Flows from Investing Activities
Capital expenditures	(145,824)	(515,984)
Investment in RPMG	—	(181,253)
Net cash used in investing activities	(145,824)	(697,237)

Cash Flows from Financing Activities
Proceeds from line of credit	1,000,000	—
Payments on long-term debt	(1,689,760)	(2,724,101)
Investment in RPMG utilized to settle liability	(143,457)	—
Member distributions	—	(500,000)
Net cash used in financing activities	(833,217)	(3,224,101)

Net Increase (Decrease) in Cash and Equivalents	(1,224,354)	1,261,583

Cash and equivalents – Beginning of Period	1,431,996	3,427,683

Cash and equivalents – End of Period	$207,642	$4,689,266

Supplemental Cash Flow Information
Cash paid for interest expense	$1,881,043	$1,968,783

Supplemental Disclosure of Noncash Financing and Investing Activities
Unrealized loss on restricted marketable securities	$(25,163)	$(24,238)
Capital expenditures included in accounts payable	$—	$1,613

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Notes to Unaudited Condensed Financial Statements
April 30, 2013

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

In the opinion of management, the interim condensed financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for fair presentation of the Company's financial position as of April 30, 2013 and the results of operations and cash flows for all periods presented.

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
April 30, 2013

of normal purchases or sales are documented as normal and exempted from accounting as derivatives, therefore, are not marked to market in our financial statements.

In order to reduce the risk caused by interest rate fluctuations, the Company entered into an interest rate swap agreement. This contract is used with the intention to limit exposure to increased interest rates. The fair value of this contract is based on widely accepted valuation techniques including discounted cash flow analysis which includes observable market-based inputs. The fair value of the derivative is continually subject to change due to changing market conditions. Although this serves as an economic hedge, the Company does not formally designate this instrument as a hedge and, therefore, records in earnings adjustments caused from marking the instrument to market on a monthly basis as gain(loss) on interest rate swap. Net cash settlements on the interest rate swap are recognized as interest expense.

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

Fair Value of Financial Instruments

The carrying value of cash, accounts receivable, and accounts payable, and other working capital items approximate fair value at April 30, 2013 due to the short maturity nature of these instruments.

The carrying value of restricted cash and restricted marketable securities approximate their fair value based on quoted market prices at quarter end. The Company believes the carrying value of the derivative instruments approximates fair value based on widely accepted valuation techniques including discounted cash flow analysis which includes observable market-based inputs.

The Company believes the carrying amount of the long-term debt approximates the fair value due to a significant portion of total indebtedness containing variable interest rates and this rate is a market interest rate for these borrowings.

Investments

The Company has an investment interest in an unlisted company, Renewable Fuels Marketing Group, LLC (RPMG), who markets the Company's ethanol. This investment is a flow-through entity and is being accounted for by the equity method of accounting under which the Company's share of net income is recognized as income in the Company's income statement and added to the investment account. Distributions or dividends received from the investment are treated as a reduction of the investment account. The Company has a 7% interest in RPMG. The Company consistently follows the practice of recognizing the net income based on the most recent reliable data. Therefore, the net income which is reported in the Company's income statement for the quarter ended April 30, 2013 is based on the investee's results of operations for the six month period ended March 31, 2013.

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

HIGHWATER ETHANOL, LLC
Notes to Unaudited Condensed Financial Statements
April 30, 2013

3. FAIR VALUE MEASUREMENTS

The following table provides information on those assets (liabilities) measured at fair value on a recurring basis.

	Fair Value as of	Fair Value Measurement Using
	April 30, 2013	Level 1	Level 2	Level 3
Restricted marketable securities - long-term	$1,507,678	$1,507,678	$—	$—
Derivative instrument - interest rate swap	$(808,142)	$—	$(808,142)	$—
Derivative instrument - commodities	$(316,054)	$(316,054)	$—	$—

	Fair Value as of	Fair Value Measurement Using
	October 31, 2012	Level 1	Level 2	Level 3
Restricted marketable securities - current	$14,841	$14,841	$—	$—
Restricted marketable securities - long-term	$1,518,000	$1,518,000	$—	$—
Derivative instrument - interest rate swap	$(1,197,016)	$—	$(1,197,016)	$—
Derivative instrument - commodities	$(339,475)	$(339,475)	$—	$—

The fair value of restricted marketable securities is based on quoted market prices in an active market. The Company determined the fair value of the interest rate swap by using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each instrument and observable market-based inputs. The analysis reflects the contractual terms of the swap agreement, including the period to maturity and uses observable market-based inputs and uses the market standard methodology of netting the discounted future fixed cash receipts and the discounted expected variable cash payments. The Company determines the fair values of the corn contracts by obtaining the fair value measurements from an independent pricing service based on dealer quotes and live trading levels from the Chicago Board of Trade.

4. RESTRICTED MARKETABLE SECURITIES

The cost and fair value of the Company's restricted marketable securities consist of the following at April 30, 2013:

	Amortized Cost	Gross Unrealized Losses	Fair Value

Restricted marketable securities - Long-term municipal obligations	1,509,118	(1,440)	1,507,678

Total restricted marketable securities	$1,509,118	$(1,440)	$1,507,678

The long-term restricted marketable securities and restricted short term investments relate to the debt service reserve fund required by the capital lease agreement. The Company had an unrealized loss of $1,440 and a gain of $75,202 included in accumulated other comprehensive income at April 30, 2013 and October 31, 2012, respectively.

Shown below are the contractual maturities of marketable securities with fixed maturities at April 30, 2013. Actual maturities may differ from contractual maturities because certain securities may contain early call or prepayment rights.

Due within 1 year	$1,269,124
Due in 1 to 3 years	238,554
Total	$1,507,678

HIGHWATER ETHANOL, LLC
Notes to Unaudited Condensed Financial Statements
April 30, 2013

5. INVENTORIES

Inventories consisted of the following at:

	April 30, 2013	October 31, 2012*

Raw materials	$1,096,753	$1,219,867
Spare parts and supplies	1,045,715	959,482
Work in process	1,376,102	1,362,851
Finished goods	1,034,583	604,226
Total	$4,553,153	$4,146,426

*Derived from Audited financial statements

6. DERIVATIVE INSTRUMENTS

As of April 30, 2013, the Company had entered into corn and natural gas derivative instruments and an interest rate swap agreement, which are required to be recorded as either assets or liabilities at fair value in the statement of financial position. Derivatives qualify for treatment as hedges when there is a high correlation between the change in fair value of the derivative instrument and the related change in value of the underlying hedged item. The Company must designate the hedging instruments based upon the exposure being hedged as a fair value hedge, a cash flow hedge or a hedge against foreign currency exposure. The derivative instruments outstanding at April 30, 2013 are not designated as effective hedges for accounting purposes.

Interest Rate Swap

At April 30, 2013, the Company had a notional amount of approximately $17,734,000 outstanding in the swap agreement that fixes the interest rate at 7.6% until June 2014.

Corn and Natural Gas Contracts

As of April 30, 2013, the Company has open positions for 1,100,000 bushels of corn and 40,000 dekatherms of natural gas. Management expects all open positions outstanding as of April 30, 2013 to be realized within the next twelve months.

The following tables provide details regarding the Company's derivative instruments at April 30, 2013:

Instrument	Balance Sheet location	Assets	Liabilities

Interest rate swap	Derivative instruments	$—	$808,142
Commodities	Derivative instruments	$—	$316,054

The following tables provide details regarding the gains (losses) from the Company's derivative instruments in the statements of operations, none of which are designated as hedging instruments:

HIGHWATER ETHANOL, LLC
Notes to Unaudited Condensed Financial Statements
April 30, 2013

	Statement of	Three Months Ended April 30,
	Operations location	2013	2012
Interest rate swap	Other income (expense)	$183,434	$206,145
Corn contracts	Cost of goods sold	209,042	122,905
Natural gas contracts	Cost of goods sold	(22,242)	(190,412)

	Statement of	Six Months Ended April 30,
	Operations location	2013	2012
Interest rate swap	Other income (expense)	$388,874	$365,203
Corn contracts	Cost of goods sold	169,094	129,431
Natural gas contracts	Cost of goods sold	(29,678)	(418,016)

7. DEBT FINANCING

Long-term debt consists of the following at:

	April 30, 2013	October 31, 2012*
Fixed rate note payable, see terms below	$19,193,928	$20,233,688

Variable rate note payable, see terms below	14,694,904	15,344,904

Capital lease	15,180,000	15,180,000

Total	49,068,832	50,758,592

Less amounts due within one year	(2,319,060)	(2,901,330)

Net long-term debt	$46,749,772	$47,857,262
*Derived from Audited financial statements

Bank Financing

The Company has two promissory notes including a $25,200,000 Fixed Rate Note and a $20,200,000 Variable Rate Note. The Company also had a $5,000,000 Long-Term Revolving Note which was paid in full in 2011. The promissory notes are described in the credit agreement and below. The credit agreement also provided a revolving line of credit for $5,000,000 and supports the issuance of letters of credit up to $5,600,000, all of which are secured by substantially all assets.

In March, 2013, the Company entered into an amendment which extended the line of credit until April 2014. In addition, the Company agreed to terminate the Long-Term Revolving Note and the minimum working capital requirement was amended to $1,500,000, to be measured on a quarterly basis at the end of each fiscal quarter.

The financing agreement with FNBO is subject to various financial and non-financial covenants that limit distributions and debt and require minimum net worth, fixed charge coverage ratio, working capital requirements, and a maximum leverage ratio. The Company is currently meeting all FNBO covenants. However, if the Company fails to comply with the loan covenants the Company may be forced to accelerate payment of the outstanding principal balances on the Loans or be subject to other remedies.

Fixed Rate Note

The Fixed Rate Note was initially $25,200,000 and has a variable interest rate that is fixed with an interest rate swap. The Company makes monthly principal payments on the Fixed Rate Note of approximately $168,000 plus accrued interest. Interest accrues on the Fixed Rate Note at the greater of the one-month LIBOR rate plus 300 basis points or 4%, which was 4% at April 30, 2013. A final balloon payment on the Fixed Rate Note of approximately $15,191,000 will be due February 26, 2015.

HIGHWATER ETHANOL, LLC
Notes to Unaudited Condensed Financial Statements
April 30, 2013

Variable Rate Note

The Variable Rate Note was initially $20,200,000. The Company makes monthly payments of interest only. Interest accrues on the Variable Rate Note at the greater of the one-month LIBOR rate plus 350 basis points or 5%, which was 5% at April 30, 2013. The Company also makes quarterly 50% excess cash flow payments which are first applied to interest and then to principal on the Variable Rate Note with a minimum annual principal reduction of $750,000 of which $650,000 has been made at the time of this filing. A final balloon payment of approximately $13,107,000 will be due February 26, 2015.

Long-Term Revolving Note

The Long-Term Revolving Note was initially $5,000,000 and was reduced to $4,500,000 pursuant to the terms of the third amendment to the loan documents with First National Bank of Omaha (FNBO). The amount available on the Long-Term Revolving Note was set to decline annually by the greater of $125,000 or 50% of the excess cash flow, as defined by the third amendment. The Company was also required to make a $750,000 principal repayment on the Long-Term Revolving Note prior to February 2012 and reduce the outstanding principal balance to zero as of February 1, 2013. The payments to reduce the Long-Term Revolving Note balance to zero as required by February 1, 2013 were made in September 2011. The Long-Term Revolving Note accrued interest monthly at the greater of the one-month LIBOR plus 350 basis points or 4%. As part of the amendment entered into in March 2013, the Long-Term Revolving Note was terminated.

Line of Credit

The Company's Line of Credit accrues interest at the 90 day LIBOR plus 350 basis points which was 3.97% at April 30, 2013. The line of credit requires monthly interest payments. The line of credit was set to expire in April, 2013. In March 2013, the Company extended the line of credit to April 2014. At April 30, 2013, the Company had $1,000,000 outstanding and the maximum availability was $5,000,000.

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

As of April 30, 2013, the Company has letters of credit outstanding of $3,000,000. The Company pays interest at a rate of 1.75% on amounts outstanding and the letters of credit are valid until January 2014.

Capital Lease

The capital lease agreement with U.S. Bank National Association and the City of Lamberton is subject to various financial and non-financial covenants that limit distributions and leverage and require minimum tangible net worth, fixed charge coverage ratio, working-capital requirements, and a maximum leverage ratio. During the quarter ended April 30, 2013, the Company was not in compliance with the working capital, tangible net worth, and fixed charge coverage ratio covenants in the capital lease agreement. The Company subsequently received waivers of these violations. If the Company fails to comply with the covenants and does not obtain a waiver, the Trustee and the City could elect to exercise their available remedies, which include forcing immediate payment of outstanding balances.

The estimated maturities of the long-term debt at April 30, 2013 are as follows:

2014	$2,319,060
2015	32,153,105
2016	1,450,000
2017	1,574,167
2018 and thereafter	11,572,500

Long-term debt	$49,068,832

HIGHWATER ETHANOL, LLC
Notes to Unaudited Condensed Financial Statements
April 30, 2013

8. COMMITMENTS AND CONTINGENCIES

Regulatory Agencies

The Company is subject to oversight from regulatory agencies regarding environmental concerns which arise in the ordinary course of its business.

Forward Contracts

The Company has forward contracts in place for natural gas purchases for approximately $325,000 through June 2013, which represents approximately 40% of the Company's projected usage for the corresponding time period.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three and six month periods ended April 30, 2013, compared to the same periods of the prior fiscal year. This discussion should be read in conjunction with the condensed financial statements and notes and the information contained in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2012.

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

Overview

Highwater Ethanol, LLC (“we,” “our,” “Highwater” or the “Company”) is a Minnesota limited liability company formed on May 2, 2006. Since August 2009, we have been engaged in the production of ethanol and distillers grains at the ethanol plant. Our plant has nameplate capacity of 50 million gallons of undenatured ethanol per year. However, modifications to our air emissions permit approved by Minnesota Pollution Control Agency allow us to produce 58 million gallons per year of undenatured ethanol per year. Our plant is currently operating above nameplate capacity and management anticipates it will continue to do so in the future.

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
On March 29, 2013, we entered into an Eighth Amendment of Construction Loan Agreement with First National Bank of Omaha ("FNBO") which extended our line of credit until April 1, 2014. In addition, we agreed to terminate our Long-term Revolving Note and reduce our minimum working capital requirement to $1,500,000, to be measured on a quarterly basis at the end of each fiscal quarter, to correspond with the termination of the Long-term Revolving Note.

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

The RFS requires that a certain amount of renewable fuels must be used in the United States each year. In February 2010, the EPA issued new regulations governing the RFS. These new regulations have been called RFS2. If the RFS is repealed, ethanol demand may be significantly impacted. Recently, there have been proposals for legislation in Congress to reduce or eliminate the RFS. In addition, there have been proposals for legislation to allow ethanol productions from natural gas to satisfy the RFS. In addition, in August of 2012, governors from several states filed formal requests with the United States Environmental Protection Agency (the "EPA") to waive the requirements of the RFS. While the waiver requests have now been denied by the EPA and management does not believe that Congress will pass the legislation to reduce or eliminate the RFS in the near future, if waivers were to be granted or the RFS were to be otherwise reduced, eliminated or modified, the market price and demand for ethanol will likely decrease which could negatively impact our financial performance.

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

The European Union recently concluded an anti-dumping investigation related to ethanol produced in the United States and exported to Europe. As a result of this investigation, the European Union has imposed a tariff on ethanol which is produced in the United States and exported to Europe. This tariff could result in a decrease of exports of ethanol to Europe which could negatively impact the market price of ethanol in the United States.

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

Results of Operations for the Three Months Ended April 30, 2013 and 2012

The following table shows the results of our operations and the approximate percentage of revenues, costs of goods sold, operating expenses and other items to total revenues in our unaudited statements of operations for the three months ended April 30, 2013 and 2012:

	2013		2012
Income Statement Data	Amount	%	Amount	%
	(unaudited)		(unaudited)
Revenue	$42,638,894	100.00%	$33,771,321	100.00%
Cost of Goods Sold	40,652,562	95.34%	34,752,072	102.90%
Gross Profit (Loss)	1,986,332	4.66%	(980,751)	(2.90)%
Operating Expenses	436,936	1.02%	486,777	1.44%
Operating Profit (Loss)	1,549,396	3.63%	(1,467,528)	(4.35)%
Other Expense	(779,082)	(1.83)%	(862,748)	(2.55)%
Net Income (Loss)	$770,314	1.81%	$(2,330,276)	(6.90)%

Our revenues are derived from the sale of our ethanol and distillers grains.

The following table shows the sources of our revenue for the three months ended April 30, 2013.

Revenue Sources	Amount (Unaudited)	Percentage of Total Revenues (Unaudited)

Ethanol Sales	$33,114,586	77.66%
Modified Distillers grains sales	2,649,007	6.22%
Dried Distillers grains sales	6,875,301	16.12%
Total Revenues	$42,638,894	100.00%

The following table shows the sources of our revenue for the three months ended April 30, 2012.

Revenue Sources	Amount (Unaudited)	Percentage of Total Revenues (Unaudited)

Ethanol Sales	$27,023,106	80.02%
Modified Distillers grains sales	1,644,606	4.87%
Dried Distillers grains sales	5,103,609	15.11%
Total Revenues	$33,771,321	100.00%

Our total revenues were higher for the three month period ended April 30, 2013 compared to the same period in 2012 primarily due to the higher prices we received for ethanol and distillers grains.
We experienced an increase in the gallons of ethanol sold in the three month period ended April 30, 2013 as compared to the three month period ended April 30, 2012. The gallons of ethanol we sold during the three month period ended April 30, 2013 increased by approximately 7% as compared to the number of gallons of ethanol we sold for the three months ended April 30, 2012. The average ethanol sales price per gallon we received for the three month period ended April 30, 2013 was approximately 15% higher than the average price we received for the same period of 2012.

Management attributes this increase in the average price we received for our ethanol to higher corn prices and a seasonal increase in gasoline demand which positively impacted ethanol demand since ethanol is typically blended with gasoline. We saw a steady rise in ethanol prices during our second fiscal quarter. Management anticipates that ethanol prices will continue to change in relation to corn and energy prices and anticipates continued volatility in the price of ethanol throughout our fiscal year.

Distillers grains represent a larger portion of our revenues during the three months ended April 30, 2013 compared to the same period of 2012. Management believes that this is primarily a result of the higher modified and dried distillers grains prices we received during our second fiscal quarter of 2013 compared to the same period of 2012. For the three months ended April 30, 2013, the average price per ton that we received for our modified distillers grains was approximately 48% higher than during the three months ended April 30, 2012. For the three months ended April 30, 2013, the average price per ton that we received for our dried distillers grains was approximately 30% higher than the average price we received during the three months ended April 30, 2012. We also experienced an increase in the number of tons of modified distillers grains sold of approximately 1,700 tons and a increase in the number of tons of dried distillers grains sold of approximately 900 tons in the second fiscal quarter of 2013 as compared to the same time period of 2012.

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

Cost of Goods Sold

Our two largest costs of production are corn (85.4% of cost of goods sold for the three months ended April 30, 2013) and natural gas (3.8% of cost of goods sold for the three months ended April 30, 2013).

Our average price per bushel corn for the three months ended April 30, 2013 increased by approximately 12% per bushel compared to the same period in 2012. We used approximately 4,845,000 bushels of corn in the three month period ended April 30, 2013 as compared to approximately 4,540,000 bushels for the same period in 2012. During the three month period ended April 30, 2013, we sold more gallons of ethanol and more tons of distillers grains as compared to the same period in 2012.

Management attributes higher corn prices to increased market prices in response to drought conditions in the United States in 2012 which resulted in a drop in yields for the 2012 corn crop and a limited supply. However, corn prices have decreased during our second fiscal quarter in response to recent reports projecting an increased corn supply for the 2013 harvest. Management believes that an adequate corn supply will be available in our area to operate the ethanol plant. However, corn prices will also likely continue to remain relatively high and remain volatile at least until the 2013 crop is harvested and perhaps beyond depending on weather conditions and other factors. If we experience unfavorable operating conditions that prevent us from profitably operating the ethanol plant, we may need to reduce or halt production at our plant.

In the ordinary course of business, we enter into forward purchase contracts for our commodity purchases. At April 30, 2013, we have no forward corn purchase contracts. We had gains related to corn derivative instruments of approximately $209,000 for the three months ended April 30, 2013, which decreased cost of sales. We had gains related to corn derivative instruments of approximately $123,000 for the three months ended April 30, 2012.

For the three month period ended April 30, 2013, we purchased approximately 345,000 MMBTU's compared to 316,000 MMBTU's for the same period of 2012. Our average price per MMBTU of natural gas was $4.52 for the three month period ended April 30, 2013 compared to $5.30 for the same period of 2012. Management anticipates that natural gas prices will continue at their current levels unless the natural gas industry experiences production problems or if there are large increases in natural gas demand during our 2013 fiscal year.

At April 30, 2013, we have forward natural gas purchase contracts for various delivery periods through June 2013 for approximately $325,000. We had losses related to natural gas based derivative instruments of approximately $22,000 for the three months ended April 30, 2013. We had losses related to natural gas based derivative instruments of approximately $190,000 for the three months ended April 30, 2012.

Operating Expense

We had operating expenses for the three months ended April 30, 2013 of $436,936 as compared to operating expenses of $486,777 for the same period of 2012. Management attributes this decrease in operating expenses primarily to a decrease in professional fees, license and permits for the three months ended April 30, 2013 as compared to the same period of 2012. Management continues to pursue strategies to optimize efficiencies and maximize production. These efforts may result in a decrease in our operating expenses on a per gallon basis. However, because these expenses do not vary with the level of production at the plant, we expect our operating expenses to remain relatively steady.

Operating Profit (Loss)

We had profit from operations for the three months ended April 30, 2013 of $1,549,396 which is approximately 3.63% of our revenues compared to a loss of $1,467,528 which was approximately 4.35% of our revenues for the three months ended April 30, 2012. This increase in our operating income is primarily due to an increase in the price we received for our ethanol relative to the price we paid for corn.

Other Expense

We had total other expense for the three months ended April 30, 2013 of $779,082 compared to other expense of $862,748 for the three months ended April 30, 2012. Our other expense for the three months ended April 30, 2013 consisted primarily of interest expense. The net decrease in other expense is due to a decrease in interest expense resulting from our continuing to make scheduled payments on our debt and an increase in income from equity in investment, partially offset by a decrease in the gain on derivative instrument for the three months ended April 30, 2013 compared to the same period of 2012.

Results of Operations for the Six Months Ended April 30, 2013 and 2012

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the six months ended April 30, 2013 and 2012:

	2013		2012
Income Statement Data	Amount	%	Amount	%
	(unaudited)		(unaudited)
Revenue	$85,840,427	100.00%	$73,598,897	100.00%
Cost of Goods Sold	84,383,177	98.30%	72,241,801	98.16%
Gross Profit	1,457,250	1.70%	1,357,096	1.84%
Operating Expenses	965,458	1.12%	1,001,892	1.36%
Operating Profit	491,792	0.57%	355,204	0.48%
Other Expense	(1,467,898)	(1.71)%	(1,719,505)	(2.34)%
Net Loss	$(976,106)	(1.14)%	$(1,364,301)	(1.85)%

The following table shows the sources of our revenue for the six months ended April 30, 2013.

Revenue Sources	Amount (Unaudited)	Percentage of Total Revenues (Unaudited)

Ethanol Sales	$65,598,027	76.42%
Modified Distillers grains sales	6,020,470	7.01%
Dried Distillers grains sales	14,221,930	16.57%
Total Revenues	$85,840,427	100.00%

The following table shows the sources of our revenue for the six months ended April 30, 2012.

Revenue Sources	Amount (Unaudited)	Percentage of Total Revenues (Unaudited)

Ethanol Sales	$59,592,275	80.97%
Modified Distillers grains sales	2,780,374	3.78%
Dried Distillers grains sales	11,226,248	15.25%
Total Revenues	$73,598,897	100.00%

Our total revenues were higher for the six month period ending April 30, 2013 compared to the same period of 2012 primarily due to the higher prices we received for our ethanol and distillers grains.

We experienced an increase in the gallons of ethanol sold in the six month period ended April 30, 2013 as compared to the six month period ended April 30, 2012. The gallons of ethanol we sold during the six month period ended April 30, 2013 increased by approximately 5% as compared to the number of gallons of ethanol we sold for the six months ended April 30, 2012. The average per gallon ethanol sales price we received for the six month period ended April 30, 2013 was approximately 6% higher than the average price we received for the same period of 2012.

Distillers grains represent a larger portion of our revenues during the six months ended April 30, 2013 compared to the same period of 2012. For the six months ended April 30, 2013, the average price per ton that we received for our modified distillers grains was approximately 49% higher than during the six months ended April 30, 2012. For the six months ended April 30, 2013, the average price per ton that we received for our dried distillers grains was approximately 30% higher than during the six months ended April 30, 2012. We also experienced an increase in the number of tons of modified distillers grains sold of approximately 13,600 tons and a decrease in the number of tons of dried distillers grains sold of approximately 1,600 tons in the six months ended April 30, 2013 as compared to the same time period of 2012.

Cost of Goods Sold

Our costs of goods sold as a percentage of revenues were a 98.30% for the six months ended April 30, 2013 compared to 98.16% for the six months ended April 30, 2012. Our two largest costs of production are corn (85% of cost of goods sold for the six months ended April 30, 2013) and natural gas (3.8% of cost of goods sold for the six months ended April 30, 2013).

Our average cost per bushel of corn for the first six months of our 2013 fiscal year increased by approximately 15% per bushel compared to the same period in 2012. During the six month period ended April 30, 2013, we used approximately 9,983,000 bushels of corn to produce our ethanol and distillers grains as compared to approximately 9,534,000 bushels for the same period in 2012.

We had gains related to corn derivative instruments of approximately $169,000 for the six months ended April 30, 2013, which decreased cost of sales. We had gains related to corn derivative instruments of approximately $129,000 for the six months ended April 30, 2012.

For the six month period ended April 30, 2013, we purchased approximately 706,000 MMBTU's compared to 665,000 MMBTU's for the same period of 2012. Our average price per MMBTU of natural gas was $4.57 for the six month period ended April 30, 2013 compared to $5.63 for the same period of 2012. We had losses related to natural gas based derivative instruments of approximately $30,000 for the six months ended April 30, 2013. We had losses related to natural gas based derivative instruments of approximately $418,000 for the six months ended April 30, 2012.

Operating Expense

We had operating expense for the six months ended April 30, 2013 of $965,458 compared to operating expense of $1,001,892 for the same period of 2012. Management attributes this decrease in operating expenses primarily to a decrease in professional fees, license and permits for the six months ended April 30, 2013 as compared to the same period of 2012. Management continues to pursue strategies to optimize efficiencies and maximize production. These efforts may result in a decrease in our operating expenses on a per gallon basis. However, because these expenses do not vary with the level of production at the plant, we expect our operating expenses to remain relatively steady.

Operating Profit

We had operating profit for the six months ended April 30, 2013 of $491,792 compared to operating income of $355,204 for the same period of 2012. Our income from operations for the six months ended April 30, 2013, was 0.57% of our revenues compared to 0.48% for the same period of 2012. Our operating profit for the six months ended April 30, 2013, was higher due primarily to due to an increase in the price we received for our ethanol relative to the price we paid for corn.

Other Expense

We had total other expense for the six months ended April 30, 2013 of $1,467,898 compared to other expense of $1,719,505 for the same period of 2012. Our other expense for the six months ended April 30, 2013, consisted primarily of interest expense offset by derivative instrument gains and income from equity in investment.

Changes in Financial Condition for the Six Months Ended April 30, 2013

The following table highlights the changes in our financial condition for the six months ended April 30, 2013 from our previous fiscal year ended October 31, 2012:

	April 30, 2013 (Unaudited)	October 31, 2012
Current Assets	$12,039,457	$11,185,608
Current Liabilities	$7,044,373	$6,662,377
Long-Term Debt and Liabilities	$46,825,299	$48,502,851

Current Assets. The increase in current assets was primarily the result of an increase in accounts receivable of approximately $1,541,000 and an increase in inventories of approximately $407,000, which were offset partially by a decrease of approximately $1,224,000 in cash and cash equivalents on April 30, 2013 as compared to October 31, 2012. Our primary uses of cash were to pay down debt.

Current Liabilities. The increase in current liabilities was due primarily to our having drawn $1,000,000 on our line of credit at April 30, 2013 as compared to having no outstanding balance at October 31, 2012.

Long-term Debt and Liabilities. Long-term debt decreased from $48,502,851 at October 31, 2012 to $46,825,299 at April 30, 2013 primarily due to scheduled principal repayments on our loans with FNBO. The other liability amounts include the long-term portion for the interest rate swap.

Liquidity and Capital Resources

Based on financial forecasts performed by our management, we anticipate that we will have sufficient cash on hand, cash from our current credit facilities, and cash from our operations to continue to operate the ethanol plant at capacity for the next 12 months. We do not currently anticipate seeking additional equity or debt financing in the near term. However, operating margins were narrow during our second fiscal quarter. Management anticipates that our results of operations for the remainder of our 2013 fiscal year may continue to be affected by volatility in the commodity markets and that tight operating margins could continue. Management believes that an adequate corn supply will be available in our area to operate the ethanol plant. However, high corn prices significantly increase our cost of goods sold. If increases in cost of goods sold are not offset by corresponding increases in the prices we receive from the sale of our products, these increases in cost of goods sold can have a significant negative impact on our financial performance. If plant operating margins remain low or even negative for an extended period of time, management anticipates that this could significantly impact our liquidity, especially if our raw material costs increase due to a limited corn supply. If we experience unfavorable operating conditions in the ethanol industry that prevent us from profitably operating the ethanol plant, we could have difficulty maintaining our liquidity and we may have to secure additional debt or equity financing for working capital or other purposes.

We are currently exploring the installation of corn oil extraction technology at our plant. If we decide to proceed, we anticipate we would need to secure additional external financing by the end of the calendar year to provide the capital resources to do so. We do not yet know what amount of financing would be needed or upon what terms we would be able to secure such financing.

The following table shows cash flows for the six months ended April 30, 2013 and 2012:

	Six Months Ended April 30
	2013	2012
	(unaudited)	(unaudited)
Net cash provided by (used in) operating activities	$(245,313)	$5,182,921
Net cash used in investing activities	(145,824)	(697,237)
Net cash used in financing activities	(833,217)	(3,224,101)

Cash Flow From Operations

We experienced a decrease of approximately $5,428,000 in our cash provided by operating activities for the six month period ended April 30, 2013, compared to the same period in 2012. This decrease was due to an increase of accounts receivable and inventories during the period ended April 30, 2013 compared to a decrease in accounts receivable and inventories during the period ended April 30, 2012. During the six months ended April 30, 2013, our capital needs were being adequately met through cash from our operating activities and our credit facilities.

Cash Flow From Investing Activities

We used approximately $551,000 less net cash for investing activities for the six month period ended April 30, 2013, as compared to the same period in 2012. This decrease was primarily due to a decrease in capital expenditures during the six months ended April 30, 2013.

Cash Flow From Financing Activities

We used approximately $2,391,000 less net cash for financing activities during the six months ended April 30, 2013 as compared to the same period in 2012. This decrease was primarily a result of our having drawn $1,000,000 against our line of credit as well as making principal payments of approximately $1,690,000 during the six months ended April 30, 2013 as compared to making approximately $2,724,000 in principal payments and $500,000 in distributions to our members for the same period in 2012.

Short-Term and Long-Term Debt Sources with FNBO

On April 24, 2008, we entered into a Construction Loan Agreement (the “Agreement”) with with FNBO for the purpose of funding a portion of the cost of the ethanol plant. With construction complete and the ethanol plant commencing operations, the construction loan converted to a $25,200,000 Fixed Rate Note, a $20,200,000 Variable Rate Note, a $5,000,000 Long-Term Revolving Note, a $5,000,000 line of credit and $5,600,000 to support the issuance of letters of credit by FNBO. As of April 30, 2013, we have $3,000,000 in letters of credit outstanding.

On March 29, 2013, we entered into an Eighth Amendment of Construction Loan Agreement which extended our line of credit until April 1, 2014. In addition, we agreed to terminate our Long-term Revolving Note which had a $0 balance and under which advances of additional funds had been in FNBO's sole discretion. FNBO also reduced our minimum working capital requirement to $1,500,000, to be measured on a quarterly basis at the end of each fiscal quarter.

Fixed Rate Note

The Fixed Rate Note was initially for $25,200,000 with a variable interest rate that is fixed with an interest rate swap. We make monthly principal payments on the Fixed Rate Note for approximately $168,000 plus accrued interest. Interest will accrue on the Fixed Rate Note at the greater of the one-month LIBOR Rate, in effect from time to time, plus 300 basis points or

4%. The applicable interest rate was 4% at April 30, 2013. However, we entered into an interest rate swap agreement with FNBO, which fixes the interest rate on the Fixed Rate Note at 7.6% until June 2014. The outstanding balance on this note was approximately $19,194,000 and $20,234,000 at April 30, 2013 and October 31, 2012, respectively. A final balloon payment on the Fixed Rate Note of approximately $15,191,000 will be due February 26, 2015. We expect to refinance our debt facility prior to this date.

Variable Rate Note

The Variable Rate Note was initially for $20,200,000. We make monthly interest only payments and we will remit quarterly excess cash flow payments to FNBO which will be applied first to interest and then to principal on the Variable Rate Note with a minimum annual principal reduction of $750,000. The outstanding balance on this note was approximately $14,695,000 and $15,345,000 at April 30, 2013 and October 31, 2012, respectively.     Interest will accrue on the Variable Rate Note at the greater of the one-month LIBOR rate plus 350 basis points or 5%. The applicable interest rate at April 30, 2013, was 5%. A final balloon payment of approximately $13,107,000 will be due February 26, 2015. We expect to refinance our debt facility prior to this date.

Long-term Revolving Note

The Long-term Revolving Note was initially $5,000,000. The Long-term Revolving Note accrued interest monthly at the greater of the one-month LIBOR plus 350 basis points, or 4%. We were required to make a $750,000 principal repayment on the Long-term Revolving Note prior to February 2012 and reduce the outstanding principal balance to zero as of February 2013. The payment to reduce the balance to zero was made in September 2011. Pursuant to the Eighth Amendment of Construction Loan Agreement, we agreed to terminate our Long-term Revolving Note. Prior to its termination, FNBO had no obligation to advance any additional funds and would only advance such sums as approved in its sole discretion.

Line of Credit

We have a line of credit available equal to the amount of the Borrowing Base, with a maximum limit of $5,000,000. The Borrowing Base will vary and may at times be less than $5,000,000. The line of credit was set to expire on April 1, 2013. However, on March 29, 2013, we entered into an Eighth Amendment of Construction Loan Agreement which extended our line of credit until April 1, 2014. The line of credit accrues interest at the three-month LIBOR rate plus 350 basis points with no minimum interest rate, which was 3.97% at April 30, 2013 and requires monthly interest payments. The outstanding balance on this note was $1,000,000 as of April 30, 2013.

Covenants and other Miscellaneous Financing Agreement Terms

The financing agreement with FNBO is subject to various financial and non-financial covenants that limit distributions and debt and require minimum debt service coverage, net worth, and working capital requirements. FNBO amended the calculation of the covenant measuring the fixed charge coverage ratio for six quarters beginning November 1, 2012 through April 30, 2014 as follows: 0.65:1.00 at January 31, 2013 and April 30, 2013, 0.80:1.00 at July 31, 2013 and October 31, 2013 and 1.05:1.00 at January 31, 2014 and April 30, 2014. The fixed charge coverage ratio shall revert to 1.10:1.00 at July 31, 2014 and at the end of each fiscal quarter thereafter. The net worth calculation is amended as of November 1, 2012 to $41,250,000 to be measured quarterly. The minimum working capital requirement was amended to $1,500,000, as of March 29, 2013 to be measured quarterly.

Additionally, we are limited to annual capital expenditures of $1,000,000 without prior approval of FNBO. We are also prohibited from making distributions to our members without the prior approval of FNBO. In connection with the financing agreement, we executed a mortgage in favor of FNBO creating a first lien on our real estate and plant and a security interest in all personal property located on the property and assigned in favor of FNBO, all rents and leases to our property, our marketing contracts, our risk management services contract, and our natural gas, electricity, water service and grain procurement agreements.

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

We have guaranteed that if such assessed capital lease payments are not sufficient for the required bond payments, we will provide such funds as are needed to fund the shortfall. The capital lease agreement is secured by substantially all business assets of the Company and is also subject to various financial and non-financial covenants that limit distributions and leverage and require minimum debt service coverage, net worth, and working-capital requirements. During the quarter ended April 30, 2013, we were not in compliance with the fixed charge coverage ratio, the working capital covenant and the net worth covenant in the capital lease agreement. We subsequently received waivers of these violations. We will continue to work with the Trustee to obtain waivers of future violations of covenants in the capital lease. However, if we fail to obtain a waiver, the Trustee and the City could deem us to be in default and elect to exercise their available remedies which could include requiring us to immediately repay the outstanding balance.

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

Critical Accounting Estimates

Management uses various estimates and assumptions in preparing our financial statements in accordance with generally accepted accounting principles.  These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Our most critical accounting estimates, which require the greatest use of judgment by management, are designated as critical accounting estimates and include policies related to the carrying value of long-lived assets, inventory valuation and derivatives. An in-depth description of these can be found in our Annual Report on Form 10-K for the fiscal year ended October 31, 2012. Management has not changed the method of calculating and using estimates and assumptions in preparing our condensed financial statements in accordance with generally accepted accounting principles. There have been no changes in the policies for our accounting estimates for the quarter ended April 30, 2013.

We are exposed to the impact of market fluctuations associated with interest rates and commodity prices as discussed below. We use derivative financial instruments as part of an overall strategy to attempt to manage market risk.

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from holding a revolving line of credit and term loans which bear variable interest rates. We manage our floating rate debt using an interest rate swap. We entered into a fixed rate swap to alter our exposure to the impact of changing interest rates on our results of operations and future cash outflows for interest. We use the interest rate swap contract to separate interest rate risk management from the debt funding decision. As of April 30, 2013, our interest rate swap had a liability fair value of approximately $808,000.

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

For the three and six months ended April 30, 2013, we recorded losses due to the change in fair value of our outstanding natural gas derivative positions of approximately $22,000 and $30,000, respectively. We recorded gains due to changes in the fair value of our outstanding corn derivative positions for the three and six months ended April 30, 2013 of approximately $209,000 and $169,000, respectively. We also recorded gains due to changes in the fair value of our interest rate swap for the three and six months ended April 30, 2013 of approximately $183,000 and $389,000, respectively.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from a term loan (the "Variable Rate Note") and a line of credit bearing a variable interest rate.  As of April 30, 2013, we had $14,694,904 outstanding on our Variable Rate Note. Interest will accrue on the Variable Rate Note at the greater of the one-month LIBOR rate plus 350 basis points or 5%. The applicable interest rate at April 30, 2013 was 5%. If we were to experience a 10% adverse change in LIBOR, the annual effect such change would have on our income statement, based on the amount we had outstanding on our Variable Rate Note of April 30, 2013, would be approximately $73,000. At April 30, 2013, we had $1,000,000 outstanding on our line of credit. Interest will accrue on the line of credit at the three-month LIBOR rate plus 350 basis points with no minimum interest rate. The applicable interest rate at April 30, 2013 was 3.97%. If we were to experience a 10% adverse change in LIBOR, the annual effect such change would have on our income statement, based on the amount we had outstanding on our line of credit as of April 30, 2013, would be approximately $4,000.

The specifics of each note are discussed in greater detail in “Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

In order to reduce the risk caused by interest rate fluctuations, we entered into an interest rate swap agreement. We use the interest rate swap agreement to limit exposure to increased interest rates. The fair value of this interest rate swap agreement is based on widely accepted valuation techniques including discounted cash flow analysis which includes observable market-based inputs. The fair value of the derivative is continually subject to change due to changing market conditions. Although the interest rate swap held by us as of April 30, 2013 serves as an economic hedge, we do not formally designate this instrument as a hedge and, therefore, record in earnings adjustments caused from marking the instrument to market on a monthly basis. As of April 30, 2013, our interest rate swap had a liability fair value of approximately $808,000.

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

In the ordinary course of business, we entered into forward purchase contracts for our natural gas purchases. At April 30, 2013, we have natural gas forward contracts for delivery periods through June 2013 for a total commitment of approximately $325,000. At April 30, 2013, we have open positions for 1,110,000 bushels of corn on the Chicago Board of Trade and 40,000 dekatherms of natural gas on the New York Mercantile Exchange. These derivatives have not been designated as an effective hedge for accounting purposes and are forecasted to settle within the next 12 months. For the three and six months ended April 30, 2013, we recorded losses due to the change in fair value of our outstanding natural gas derivative positions of approximately $22,000 and $30,000, respectively. We recorded gains due to changes in the fair value of our outstanding corn derivative positions for the three and six months ended April 30, 2013 of approximately $209,000 and $169,000, respectively.

As corn prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to produce long-term positive growth for us.

A sensitivity analysis has been prepared to estimate our exposure to ethanol, distillers grains, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas prices and average ethanol and distillers grains prices as of April 30, 2013 of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from April 30, 2013. The results of this analysis, which may differ from actual results, are approximately as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price as of 4/30/13	Approximate Adverse Change to Income
Natural Gas	1,428,132	MMBTU	10%	$635,689
Ethanol	57,999,900	Gallons	10%	$14,291,755
Corn	19,999,966	Bushels	10%	$13,679,977
DDGs	157,457	Tons	10%	$3,826,205

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

Our management, including our Chief Executive Officer (the principal executive officer), Brian Kletscher, along with our Chief Financial Officer (the principal financial officer), Lucas Schneider, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of April 30, 2013.  Based on this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended April 30, 2013, which were identified in connection with management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes in the risks that we face since the date when we filed our Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

On March 29, 2013, we entered into an Eighth Amendment of Construction Loan Agreement which extended our line of credit until April 1, 2014. In addition, we agreed to terminate our Long-term Revolving Note which had a $0 outstanding balance and under which advances of additional funds had been in FNBO's sole discretion. FNBO also reduced our minimum working capital requirement to $1,500,000, to be measured on a quarterly basis at the end of each fiscal quarter.

Item 6. Exhibits.

(a)	The following exhibits are filed as part of this report.

Exhibit No.	Exhibit
10.1	Eighth Amendment of Construction Loan Agreement dated March 29, 2013.
31.1	Certificate Pursuant to 17 CFR 240.13a-14(a)*
31.2	Certificate Pursuant to 17 CFR 240.13a-14(a)*
32.1	Certificate Pursuant to 18 U.S.C. Section 1350*
32.2	Certificate Pursuant to 18 U.S.C. Section 1350*
101
The following financial information from Highwater Ethanol, LLC's Quarterly Report on Form 10-Q for the quarter ended April 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets as of April 30, 2013 and October 31, 2012, (ii) Condensed Statements of Operations for the three and six months ended April 30, 2013 and 2012, (iii) Condensed Statements of Cash Flows for the six months ended April 30, 2013 and 2012, and (iv) the Notes to Condensed Financial Statements.**

* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HIGHWATER ETHANOL, LLC

Date:	June 10, 2013	/s/ Brian Kletscher
Brian Kletscher
Chief Executive Officer
(Principal Executive Officer)

Date:	June 10, 2013	/s/ Lucas Schneider
Lucas Schneider
Chief Financial Officer
(Principal Financial and Accounting Officer)