Form 10-Q
period 2013-07-31
HIGHWATER ETHANOL LLC
filed 2013-09-09
CIK 1371451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended July 31, 2013

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
☐ Yes     ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  As of September 9, 2013 there were 4,953 membership units outstanding.

PART I    FINANCIAL INFORMATION

Item 1. Financial Statements

HIGHWATER ETHANOL, LLC
Condensed Balance Sheets

ASSETS	July 31, 2013	October 31, 2012
	(Unaudited)
Current Assets
Cash and equivalents	$2,969,010	$1,431,996
Deposits with broker	218,414	600,192
Restricted short-term investments	—	14,841
Accounts receivable	4,087,436	4,927,791
Inventories	4,735,152	4,146,426
Prepaids and other	107,136	64,362
Total current assets	12,117,148	11,185,608

Property and Equipment
Land and land improvements	6,853,912	6,847,696
Buildings	38,450,065	38,368,076
Office equipment	363,487	353,657
Equipment	60,907,569	60,803,735
Vehicles	41,994	41,994
Construction in progress	19,103	27,529
	106,636,130	106,442,687
Less accumulated depreciation	(24,723,777)	(19,983,052)
Net property and equipment	81,912,353	86,459,635

Other Assets
Investments in RPMG	1,512,475	1,512,475
Restricted marketable securities	1,557,718	1,518,000
Debt issuance costs, net	632,741	825,988
Deposits	194,457	195,727
Total other assets	3,897,391	4,052,190

Total Assets	$97,926,892	$101,697,433

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Condensed Balance Sheets

LIABILITIES AND MEMBERS' EQUITY	July 31, 2013	October 31, 2012
	(Unaudited)
Current Liabilities
Accounts payable	$1,673,927	$2,016,384
Accrued expenses	686,683	631,109
Derivative instruments	741,112	1,113,554
Current maturities of long-term debt	2,925,490	2,901,330
Total current liabilities	6,027,212	6,662,377

Long-Term Debt	44,809,761	47,857,262

Other Liabilities	—	222,652

Derivative Instruments	—	422,937

Commitments and Contingencies

Members' Equity
Members' equity, 4,953 units outstanding	47,089,919	46,532,205

Total Liabilities and Members’ Equity	$97,926,892	$101,697,433

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Condensed Statements of Operations

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	July 31, 2013	July 31, 2012	July 31, 2013	July 31, 2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$44,801,707	$39,240,928	$130,642,134	$112,839,825

Cost of Goods Sold	42,189,942	39,055,338	126,573,119	111,297,139
			.
Gross Profit	2,611,765	185,590	4,069,015	1,542,686

Operating Expenses	400,257	389,093	1,365,715	1,390,985

Operating Profit (Loss)	2,211,508	(203,503)	2,703,300	151,701

Other Income (Expense)
Interest income	33,674	33,972	67,364	70,828
Other income	1,523	2,196	3,961	52,361
Interest expense	(989,466)	(1,070,170)	(3,085,830)	(3,241,897)
Gain on interest rate swap	196,808	168,653	585,682	533,856
Income from equity in investment	111,551	—	315,015	—
Total other expense, net	(645,910)	(865,349)	(2,113,808)	(2,584,852)

Net Income (Loss)	$1,565,598	$(1,068,852)	$589,492	$(2,433,151)

Weighted Average Units Outstanding	4,953	4,953	4,953	4,953
Net Income (Loss) Per Unit	$316.09	$(215.80)	$119.02	$(491.25)
Distributions Per Unit	$—	$—	$—	$100.95

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Condensed Statements of Comprehensive Income (Loss)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	July 31, 2013	July 31, 2012	July 31, 2013	July 31, 2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net Income (Loss)	$1,565,598	$(1,068,852)	$589,492	$(2,433,151)
Other Comprehensive Income
Unrealized loss on restricted marketable securities	(6,615)	(14,253)	(31,778)	(38,491)
Comprehensive Income (Loss)	$1,558,983	$(1,083,105)	$557,714	$(2,471,642)

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Condensed Statements of Cash Flows

	Nine Months Ended	Nine Months Ended
	July 31, 2013	July 31, 2012
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net income (loss)	$589,492	$(2,433,151)
Adjustments to reconcile net income (loss) to net cash provided by operations
Depreciation and amortization	4,933,972	4,911,352
Equity in earnings in RPMG used to settle liability	(315,015)	—
Interest payments made from restricted cash	—	67,276
Change in fair value of derivative instruments	(226,921)	139,221
Increase in restricted cash from net interest earned	(67,296)	(67,276)
Change in assets and liabilities
Restricted short term investments	(56,655)	107,595
Deposits with broker	449,074	—
Accounts receivable	840,355	300,174
Inventories	(588,726)	(626,782)
Derivative instruments	(568,459)	(669,360)
Prepaids and other	(41,504)	51,991
Accounts payable	(32,191)	(603,536)
Accrued expenses	55,574	225,501
Net cash provided by operating activities	4,971,700	1,403,005

Cash Flows from Investing Activities
Capital expenditures	(193,443)	(793,863)
Investment in RPMG	—	(181,253)
Net cash used in investing activities	(193,443)	(975,116)

Cash Flows from Financing Activities
Payments on long-term debt	(3,023,341)	(3,230,114)
Investment in RPMG utilized to settle liability	(217,902)	—
Member distributions	—	(500,000)
Net cash used in financing activities	(3,241,243)	(3,730,114)

Net Increase (Decrease) in Cash and Equivalents	1,537,014	(3,302,225)

Cash and equivalents – Beginning of Period	1,431,996	3,427,683

Cash and equivalents – End of Period	$2,969,010	$125,458

Supplemental Cash Flow Information
Cash paid for interest expense	$3,099,042	$1,968,783

Supplemental Disclosure of Noncash Financing and Investing Activities
Unrealized loss on restricted marketable securities	$(31,778)	$(38,491)
Capital expenditures included in accounts payable	$—	$22,826

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Notes to Unaudited Condensed Financial Statements
July 31, 2013

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

In the opinion of management, the interim condensed financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for fair presentation of the Company's financial position as of July 31, 2013 and the results of operations and cash flows for all periods presented.

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
July 31, 2013

of normal purchases or sales are documented as normal and exempted from accounting as derivatives, therefore, are not marked to market in our financial statements.

In order to reduce the risk caused by interest rate fluctuations, the Company entered into an interest rate swap agreement. This contract is used with the intention to limit exposure to increased interest rates. The fair value of this contract is based on widely accepted valuation techniques including discounted cash flow analysis which includes observable market-based inputs. The fair value of the derivative is continually subject to change due to changing market conditions. Although this serves as an economic hedge, the Company does not formally designate this instrument as a hedge and, therefore, records in earnings adjustments caused from marking the instrument to market on a monthly basis as gain (loss) on interest rate swap. Net cash settlements on the interest rate swap are recognized as interest expense.

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

Fair Value of Financial Instruments

The carrying value of cash, accounts receivable, accounts payable and other working capital items approximate fair value at July 31, 2013 due to the short maturity nature of these instruments.

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

Investments

The Company has an investment interest in an unlisted company, Renewable Fuels Marketing Group, LLC (RPMG), who markets the Company's ethanol. This investment is a flow-through entity and is being accounted for by the equity method of accounting under which the Company's share of net income is recognized as income in the Company's income statement and added to the investment account. Distributions or dividends received from the investment are treated as a reduction of the investment account. The Company has a 7% interest in RPMG. The Company consistently follows the practice of recognizing the net income based on the most recent reliable data. Therefore, the net income which is reported in the Company's income statement for the quarter ended July 31, 2013 is based on the investee's results of operations for the nine month period ended June 30, 2013.

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

HIGHWATER ETHANOL, LLC
Notes to Unaudited Condensed Financial Statements
July 31, 2013

3. FAIR VALUE MEASUREMENTS

The following table provides information on those assets (liabilities) measured at fair value on a recurring basis.

	Fair Value as of	Fair Value Measurement Using
	July 31, 2013	Level 1	Level 2	Level 3
Restricted marketable securities - long-term	$1,557,718	$1,557,718	$—	$—
Derivative instrument - interest rate swap	$(611,334)	$—	$(611,334)	$—
Derivative instrument - commodities	$(129,778)	$(129,778)	$—	$—

	Fair Value as of	Fair Value Measurement Using
	October 31, 2012	Level 1	Level 2	Level 3
Restricted marketable securities - current	$14,841	$14,841	$—	$—
Restricted marketable securities - long-term	$1,518,000	$1,518,000	$—	$—
Derivative instrument - interest rate swap	$(1,197,016)	$—	$(1,197,016)	$—
Derivative instrument - commodities	$(339,475)	$(339,475)	$—	$—

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

4. RESTRICTED MARKETABLE SECURITIES

The cost and fair value of the Company's restricted marketable securities consist of the following at July 31, 2013:

	Amortized Cost	Gross Unrealized Losses	Fair Value

Restricted marketable securities - Long-term municipal obligations	$1,565,772	$8,054	$1,557,718

The long-term restricted marketable securities relate to the debt service reserve fund required by the capital lease agreement. The Company had an unrealized loss of $8,054 and a gain of $23,724 included in accumulated other comprehensive income at July 31, 2013 and October 31, 2012, respectively.

Shown below are the contractual maturities of marketable securities with fixed maturities at July 31, 2013. Actual maturities may differ from contractual maturities because certain securities may contain early call or prepayment rights.

Due within 1 year	$1,557,718

Total	$1,557,718

HIGHWATER ETHANOL, LLC
Notes to Unaudited Condensed Financial Statements
July 31, 2013

5. INVENTORIES

Inventories consisted of the following at:

	July 31, 2013	October 31, 2012*

Raw materials	$1,688,665	$1,219,867
Spare parts and supplies	1,188,859	959,482
Work in process	1,224,129	1,362,851
Finished goods	633,499	604,226
Total	$4,735,152	$4,146,426

*Derived from Audited financial statements

6. DERIVATIVE INSTRUMENTS

As of July 31, 2013, the Company had entered into corn and natural gas derivative instruments and an interest rate swap agreement, which are required to be recorded as either assets or liabilities at fair value in the statement of financial position. Derivatives qualify for treatment as hedges when there is a high correlation between the change in fair value of the derivative instrument and the related change in value of the underlying hedged item. The Company must designate the hedging instruments based upon the exposure being hedged as a fair value hedge, a cash flow hedge or a hedge against foreign currency exposure. The derivative instruments outstanding at July 31, 2013 are not designated as effective hedges for accounting purposes.

Interest Rate Swap

At July 31, 2013, the Company had a notional amount of approximately $17,172,000 outstanding in the swap agreement that fixes the interest rate at 7.6% until June 2014.

Corn and Natural Gas Contracts

As of July 31, 2013, the Company has open positions for 45,000 bushels of corn. Management expects all open positions outstanding as of July 31, 2013 to be realized within the next twelve months.

The following tables provide details regarding the Company's derivative instruments at July 31, 2013:

Instrument	Balance Sheet location	Assets	Liabilities

Interest rate swap	Derivative instruments	$—	$611,334
Commodities	Derivative instruments	$—	$129,778

The following tables provide details regarding the gains (losses) from the Company's derivative instruments in the statements of operations, none of which are designated as hedging instruments:

HIGHWATER ETHANOL, LLC
Notes to Unaudited Condensed Financial Statements
July 31, 2013

	Statement of	Three Months Ended July 31,
	Operations location	2013	2012
Interest rate swap	Other income (expense)	$196,808	$168,653
Corn contracts	Cost of goods sold	(194,003)	149,915
Natural gas contracts	Cost of goods sold	(21,418)	(1,005)

	Statement of	Nine Months Ended July 31,
	Operations location	2013	2012
Interest rate swap	Other income (expense)	$585,682	$533,856
Corn contracts	Cost of goods sold	(24,909)	279,346
Natural gas contracts	Cost of goods sold	(51,096)	(419,021)

7. DEBT FINANCING

Long-term debt consists of the following at:

	July 31, 2013	October 31, 2012*
Fixed rate note payable, see terms below	$18,646,314	$20,233,688

Variable rate note payable, see terms below	13,908,937	15,344,904

Capital lease	15,180,000	15,180,000

Total	47,735,251	50,758,592

Less amounts due within one year	(2,925,490)	(2,901,330)

Net long-term debt	$44,809,761	$47,857,262
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

Fixed Rate Note

The Fixed Rate Note was initially $25,200,000 and has a variable interest rate that is fixed with an interest rate swap. The Company makes monthly principal payments on the Fixed Rate Note of approximately $168,000 plus accrued interest. Interest accrues on the Fixed Rate Note at the greater of the one-month LIBOR rate plus 300 basis points or 4%, which was 4% at July 31, 2013. A final balloon payment on the Fixed Rate Note of approximately $15,191,000 will be due February 26, 2015.

HIGHWATER ETHANOL, LLC
Notes to Unaudited Condensed Financial Statements
July 31, 2013

Variable Rate Note

The Variable Rate Note was initially $20,200,000. The Company makes monthly payments of interest only. Interest accrues on the Variable Rate Note at the greater of the one-month LIBOR rate plus 350 basis points or 5%, which was 5% at July 31, 2013. The Company also makes quarterly 50% excess cash flow payments which are first applied to interest and then to principal on the Variable Rate Note with a minimum annual principal reduction of $750,000, all of which has been made at the time of this filing. A final balloon payment of approximately $12,421,000 will be due February 26, 2015.

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

Line of Credit

The Company's Line of Credit accrues interest at the 90 day LIBOR plus 350 basis points which was 3.77% at July 31, 2013. The line of credit requires monthly interest payments. In March 2013, the Company extended the line of credit to April 2014. At July 31, 2013, the Company had no borrowings outstanding and the maximum availability was $5,000,000.

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

As of July 31, 2013, the Company has letters of credit outstanding of $3,000,000. The Company pays interest at a rate of 1.75% on amounts outstanding and the letters of credit are valid until January 2014.

Capital Lease

The capital lease agreement with U.S. Bank National Association and the City of Lamberton is subject to various financial and non-financial covenants that limit distributions and leverage and require minimum tangible net worth, fixed charge coverage ratio, working-capital requirements, and a maximum leverage ratio. The Company is currently meeting all of these covenants. However, if the Company fails to comply with the covenants and does not obtain a waiver, the Trustee and the City could elect to exercise their available remedies, which include forcing immediate payment of outstanding balances.

The estimated maturities of the long-term debt at July 31, 2013 are as follows:

2014	$2,925,490
2015	30,563,094
2016	1,480,000
2017	1,606,667
2018 and thereafter	11,160,000

Long-term debt	$47,735,251

HIGHWATER ETHANOL, LLC
Notes to Unaudited Condensed Financial Statements
July 31, 2013

8. COMMITMENTS AND CONTINGENCIES

Regulatory Agencies

The Company is subject to oversight from regulatory agencies regarding environmental concerns which arise in the ordinary course of its business.

Forward Contracts

The Company has forward contracts in place for natural gas purchases for approximately $1,200,000 through February, which represents approximately 27% of the Company's projected usage for the corresponding time period.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three and nine month periods ended July 31, 2013, compared to the same periods of the prior fiscal year. This discussion should be read in conjunction with the condensed financial statements and notes and the information contained in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2012.

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

The RFS requires that a certain amount of renewable fuels must be used in the United States each year. In February 2010, the EPA issued new regulations governing the RFS. These new regulations have been called RFS2. Recently, there have been proposals for legislation in Congress to reduce or eliminate the RFS. In addition, the American Petroleum Institute and the American Fuel &Petrochemical Manufacturers filed petitions with the United States Environmental Protection Agency (the "EPA") requesting partial waivers of the requirements of the RFS. If Congress were to pass legislation to reduce or eliminate the RFS or if waivers were to be granted or the RFS were to be otherwise reduced, eliminated or modified, the market price and demand for ethanol will likely decrease which could have a significant negative impact on our financial performance.

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

In late 2009, California passed a Low Carbon Fuels Standard ("LCFS"). The California LCFS requires that renewable fuels used in California must accomplish certain reductions in greenhouse gases which is measured using a lifecycle analysis, similar to the RFS. On December 29, 2011, a federal court in California ruled that the California LCFS was unconstitutional which halted implementation of the California LCFS. However, the California Air Resources Board ("CARB") appealed this court ruling and on April 23, 2012, a federal appellate court in California granted a request to temporarily reinstate the LCFS while the case is on appeal which allowed CARB to continue implementation of the LCFS. A decision on the appeal is expected in the near future. In addition, a state court in California recently required CARB to take certain corrective actions regarding the approval of the LCFS regulations while allowing the LCFS regulations to remain in effect during this process. If federal and state challenges to the LCFS are ultimately unsuccessful, the LCFS could have a negative impact on demand for corn-based ethanol and result in decreased ethanol prices.

We expect to fund our operations during the next 12 months using cash flow from our continuing operations and our current credit facilities. However, based on volatility in the cost of corn and potentially tight or even negative margins throughout the period, we may need to seek additional funding.

Results of Operations for the Three Months Ended July 31, 2013 and 2012

The following table shows the results of our operations and the approximate percentage of revenues, costs of goods sold, operating expenses and other items to total revenues in our unaudited statements of operations for the three months ended July 31, 2013 and 2012:

	2013		2012
Income Statement Data	Amount	%	Amount	%
	(unaudited)		(unaudited)
Revenue	$44,801,707	100.00%	$39,240,928	100.00%
Cost of Goods Sold	42,189,942	94.17%	39,055,338	99.53%
Gross Profit (Loss)	2,611,765	5.83%	185,590	0.47%
Operating Expenses	400,257	0.89%	389,093	0.99%
Operating Profit (Loss)	2,211,508	4.94%	(203,503)	(0.52)%
Other Expense	(645,910)	(1.44)%	(865,349)	(2.21)%
Net Income (Loss)	$1,565,598	3.49%	$(1,068,852)	(2.72)%

Our revenues are derived from the sale of our ethanol and distillers grains.

The following table shows the sources of our revenue for the three months ended July 31, 2013 and 2012.

	2013		2012
Revenue Sources	Amount (Unaudited)%		Amount (Unaudited)%

Ethanol Sales	$35,285,743	78.76%	$30,816,693	78.53%
Modified Distillers grains sales	1,438,472	3.21%	2,450,688	6.25%
Dried Distillers grains sales	8,077,492	18.03%	5,973,547	15.22%
Total Revenues	$44,801,707	100.00%	$39,240,928	100.00%

Our total revenues were higher for the three month period ended July 31, 2013 compared to the same period in 2012. Revenue from ethanol sales increased by approximately 14.5% during the three months ended July 31, 2013 compared to the same period of 2012 primarily due to higher ethanol prices. The average ethanol sales price per gallon we received for the three month period ended July 31, 2013 was approximately 13.4% higher than the average price we received for the same period of 2012. In addition, we experienced a slight increase in the gallons of ethanol sold in the three month period ended July 31, 2013 as compared to the three month period ended July 31, 2012. The gallons of ethanol we sold during the three month period ended July 31, 2013 increased by approximately 1% as compared to the number of gallons of ethanol we sold for the three months ended July 31, 2012.
Management attributes this increase in the average price we received for our ethanol for the three month period ended July 31, 2013 compared to the same period of 2012 to a higher corn prices as compared to the same period of 2012. Although ethanol prices have declined somewhat over our third fiscal quarter, that decline in ethanol prices has tracked a corresponding decline in corn prices resulting in continued positive operating margins. Management is optimistic that the current positive operating environment will continue and expects that ethanol prices will change in relation to corn and energy prices. However, the results of the 2013 corn harvest are dependent on a number of variables and are expected to have a significant impact on corn prices during our fourth fiscal quarter.

Revenue from distillers grains increased by approximately 13% during the three months ended July 31, 2013 compared to the same period of 2012. Management believes that this is primarily a result of the higher modified distillers grains prices we received and the increase in the number of tons of dried distillers grains sold during our third fiscal quarter of 2013 compared to the same period of 2012. For the three months ended July 31, 2013, the average price per ton that we received for our modified distillers grains was approximately 19.8% higher than during the three months ended July 31, 2012. For the three months ended July 31, 2013, the average price per ton that we received for our dried distillers grains was comparable to the average price we received during the three months ended July 31, 2012. The tons of dried distillers grains we sold during the three months ended July 31, 2013, increased by approximately 35.9% as compared to the tons of dried distillers grains we sold for the three months ended July 31, 2012. The tons of modified distillers grains we sold during the three months ended July 31, 2013, decreased by approximately 51% as compared to the same period of 2012.

Management attributes the increase in the average price we received for our modified distillers grains and strong distillers grains prices overall to higher corn prices and low corn stocks and a limited supply of modified distillers grains. Management anticipates that distillers grains prices will remain strong and continue to follow corn prices until at least the 2013 corn harvest.

Cost of Goods Sold

Our two largest costs of production are corn (83.4% of cost of goods sold for the three months ended July 31, 2013) and natural gas (3.8% of cost of goods sold for the three months ended July 31, 2013). Our total cost of goods sold was approximately 8% more during the three months ended July 31, 2013 compared to the same period of 2012.

Our average price per bushel corn for the three months ended July 31, 2013 increased by approximately 7.7% per bushel compared to the same period in 2012 due to higher corn prices. We used approximately 1.5% more bushels of corn in the three month period ended July 31, 2013 as compared to the same period in 2012.

Management attributes higher corn prices to increased market prices in response to drought conditions in the United States in 2012 which resulted in a drop in yields for the 2012 corn crop and a limited supply. However, corn prices have decreased during our third fiscal quarter in response to recent reports projecting an increased corn supply for the 2013 harvest. Management believes that an adequate corn supply will be available in our area to operate the ethanol plant. However, corn prices will also likely continue to remain relatively high and remain volatile at least until the 2013 crop is harvested and perhaps beyond depending on weather conditions and other factors. If we experience unfavorable operating conditions that prevent us from profitably operating the ethanol plant, we may need to reduce or halt production at our plant.

In the ordinary course of business, we enter into forward purchase contracts for our commodity purchases. At July 31, 2013, we have no forward corn purchase contracts. We had losses related to corn derivative instruments of approximately $194,000 for the three months ended July 31, 2013, which increased cost of sales. We had gains related to corn derivative instruments of approximately $150,000 for the three months ended July 31, 2012.

For the three month period ended July 31, 2013, we purchased approximately 7.5% more natural gas as compared to the same period of 2012. This increase in natural gas usage is primarily due to an increase in production of dried distiller's grains. Our average price per MMBTU of natural gas was 8% higher for the three month period ended July 31, 2013 compared to the same period of 2012. Management anticipates that natural gas prices will continue at their current levels unless the natural gas industry experiences production problems or if there are large increases in natural gas demand.

At July 31, 2013, we have forward natural gas purchase contracts for various delivery periods through February 2014 for approximately $1,200,000. We had losses related to natural gas based derivative instruments of approximately $21,000 for the three months ended July 31, 2013. We had losses related to natural gas based derivative instruments of approximately $1,000 for the three months ended July 31, 2012.

Operating Expense

We had operating expenses for the three months ended July 31, 2013 of $400,257 as compared to operating expenses of $389,093 for the same period of 2012. Management attributes this increase in operating expenses primarily to an increase in professional fees, license and permits for the three months ended July 31, 2013 as compared to the same period of 2012. Management continues to pursue strategies to optimize efficiencies and maximize production. These efforts may result in a decrease in our operating expenses on a per gallon basis. However, because these expenses do not vary with the level of production at the plant, we expect our operating expenses to remain relatively steady.

Operating Profit (Loss)

We had profit from operations for the three months ended July 31, 2013 of $2,211,508 which is approximately 4.94% of our revenues compared to a loss of $203,503 which was approximately 0.52% of our revenues for the three months ended July 31, 2012. This increase in our operating income is primarily due to an increase in the price we received for our ethanol relative to the price we paid for corn.

Other Expense

We had total other expense for the three months ended July 31, 2013 of $645,910 compared to other expense of $865,349 for the three months ended July 31, 2012. Our other expense for the three months ended July 31, 2013 consisted primarily of interest expense offset by gain on interest rate swap and income from equity in investment.

Results of Operations for the Nine Months Ended July 31, 2013 and 2012

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the nine months ended July 31, 2013 and 2012:

	2013		2012
Income Statement Data	Amount	%	Amount	%
	(unaudited)		(unaudited)
Revenue	$130,642,134	100.00%	$112,839,825	100.00%
Cost of Goods Sold	126,573,119	96.89%	111,297,139	98.63%
Gross Profit	4,069,015	3.11%	1,542,686	1.37%
Operating Expenses	1,365,715	1.05%	1,390,985	1.23%
Operating Profit	2,703,300	2.07%	151,701	0.13%
Other Expense	(2,113,808)	(1.62)%	(2,584,852)	(2.29)%
Net Income (Loss)	$589,492	0.45%	$(2,433,151)	(2.16)%

The following table shows the sources of our revenue for the nine months ended July 31, 2013 and 2012.

	2013		2012
Revenue Sources	Amount (Unaudited)%		Amount (Unaudited)%

Ethanol Sales	$100,883,770	77.22%	$90,408,968	80.12%
Modified Distillers grains sales	7,458,942	5.71%	5,231,063	4.64%
Dried Distillers grains sales	22,299,422	17.07%	17,199,794	15.24%
Total Revenues	$130,642,134	100.00%	$112,839,825	100.00%

Our total revenues were higher for the nine month period ending July 31, 2013 compared to the same period of 2012.

Revenue from ethanol sales increased by approximately 11.6% during the nine months ended July 31, 2013 compared to the same period of 2012 primarily due to higher ethanol prices. The average ethanol sales price per gallon we received for the nine month period ended July 31, 2013 was approximately 7.9% higher than the average price we received for the same period of 2012. In addition, we experienced an increase in the gallons of ethanol sold in the nine month period ended July 31, 2013 as compared to the nine month period ended July 31, 2012. The gallons of ethanol we sold during the nine month period ended July 31, 2013 increased by approximately 3.3% as compared to the number of gallons of ethanol we sold for the nine months ended July 31, 2012.

Revenue from distillers grains increased by approximately 32.7% during the nine months ended July 31, 2013 compared to the same period of 2012. For the nine months ended July 31, 2013, the average price per ton that we received for our modified distillers grains was approximately 39% higher than during the nine months ended July 31, 2012. For the nine months ended July 31, 2013, the average price per ton that we received for our dried distillers grains was approximately 18.5% higher than during the nine months ended July 31, 2012. The tons of dried distillers grains sold during the nine months ended July 31, 2013, increased by approximately 9.4% as compared to the tons of dried distillers grains we sold for the three months ended July 31, 2012. The tons of modified distillers grains we sold during the nine months ended July 31, 2013, increased by approximately 2.5% as compared to the same period of 2012.

Cost of Goods Sold

Our total cost of goods sold was approximately 13.7% more during the nine months ended July 31, 2013 compared to the nine months ended July 31, 2012. Our two largest costs of production are corn (84.5% of cost of goods sold for the nine months ended July 31, 2013) and natural gas (3.8% of cost of goods sold for the nine months ended July 31, 2013).

Our average price per bushel of corn for the nine months ended July 31, 2013 increased by approximately 12.9% per bushel compared to the same period in 2012. During the nine month period ended July 31, 2013, we used approximately 3.6% more corn as compared to the same period in 2012.

We had losses related to corn derivative instruments of approximately $25,000 for the nine months ended July 31, 2013, which increased cost of sales. We had gains related to corn derivative instruments of approximately $279,000 for the nine months ended July 31, 2012.

For the nine month period ended July 31, 2013, we purchased approximately 6.6% more natural gas as compared to the same period in 2012. This increase in natural gas usage is primarily due to an increase in production of dried distiller's grains. Our average price per MMBTU of natural gas was 12.6% lower for the nine month period ended July 31, 2013 compared to the same period in 2012. We had losses related to natural gas based derivative instruments of approximately $51,000 for the nine months ended July 31, 2013. We had losses related to natural gas based derivative instruments of approximately $419,000 for the nine months ended July 31, 2012.

Operating Expense

We had operating expense for the nine months ended July 31, 2013 of $1,365,715 compared to operating expense of $1,390,985 for the same period of 2012. Management attributes this decrease in operating expenses primarily to a decrease in professional fees and insurance for the nine months ended July 31, 2013 as compared to the same period of 2012. Management continues to pursue strategies to optimize efficiencies and maximize production. These efforts may result in a decrease in our operating expenses on a per gallon basis. However, because these expenses do not vary with the level of production at the plant, we expect our operating expenses to remain relatively steady.

Operating Profit

We had operating profit for the nine months ended July 31, 2013 of $2,703,300 compared to operating profit of $151,701 for the same period of 2012. Our income from operations for the nine months ended July 31, 2013, was 2.07% of our revenues compared to 0.13% for the same period of 2012. Our operating profit for the nine months ended July 31, 2013, was higher primarily due to an increase in the price we received for our ethanol relative to the price we paid for corn.

Other Expense

We had total other expense for the nine months ended July 31, 2013 of $2,113,808 compared to other expense of $2,584,852 for the same period of 2012. Our other expense for the nine months ended July 31, 2013 consisted primarily of interest expense offset by gain on interest rate swap and income from equity in investment.

Changes in Financial Condition for the Nine Months Ended July 31, 2013

The following table highlights the changes in our financial condition for the nine months ended July 31, 2013 from our previous fiscal year ended October 31, 2012:

	July 31, 2013 (Unaudited)	October 31, 2012
Current Assets	$12,117,148	$11,185,608
Current Liabilities	$6,027,212	$6,662,377
Long-Term Debt and Liabilities	$44,809,761	$48,502,851

Current Assets. The increase in current assets was primarily the result of an increase in cash and inventories, which were offset partially by a decrease in accounts receivable at July 31, 2013 as compared to October 31, 2012.

Current Liabilities. The decrease in current liabilities was due primarily to a decrease in accounts payable and derivative instruments at July 31, 2013 as compared to October 31, 2012.

Long-term Debt and Liabilities. Long-term debt decreased from $48,502,851 at October 31, 2012 to $44,809,761 at July 31, 2013 primarily due to scheduled principal repayments on our loans with FNBO. The other liability amounts include the long-term portion for the interest rate swap.

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

The following table shows cash flows for the nine months ended July 31, 2013 and 2012:

	Nine Months Ended July 31,
	2013	2012
	(unaudited)	(unaudited)
Net cash provided by operating activities	$4,971,700	$1,403,005
Net cash used in investing activities	(193,443)	(975,116)
Net cash used in financing activities	(3,241,243)	(3,730,114)

Cash Flow From Operations

We experienced an increase in our cash provided by operating activities for the nine month period ended July 31, 2013 as compared to the same period in 2012. This increase was primarily due to an increase in our net income during the period ended

July 31, 2013 compared to the same period in 2012. During the nine months ended July 31, 2013, our capital needs were being adequately met through cash from our operating activities and our credit facilities.

Cash Flow From Investing Activities

We used less net cash for investing activities for the nine month period ended July 31, 2013 as compared to the same period in 2012. This decrease was primarily due to a decrease in capital expenditures during the nine months ended July 31, 2013.

Cash Flow From Financing Activities

We used less net cash for financing activities during the nine months ended July 31, 2013 as compared to the same period in 2012. This decrease was primarily a result of our making a member distribution during the nine months ended July 31, 2012.

Short-Term and Long-Term Debt Sources with FNBO

On April 24, 2008, we entered into a Construction Loan Agreement (the “Agreement”) with with FNBO for the purpose of funding a portion of the cost of the ethanol plant. With construction complete and the ethanol plant commencing operations, the construction loan converted to a $25,200,000 Fixed Rate Note, a $20,200,000 Variable Rate Note, a $5,000,000 Long-Term Revolving Note, a $5,000,000 line of credit and $5,600,000 to support the issuance of letters of credit by FNBO. As of July 31, 2013, we have $3,000,000 in letters of credit outstanding.

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

Fixed Rate Note

The Fixed Rate Note was initially for $25,200,000 with a variable interest rate that is fixed with an interest rate swap. We make monthly principal payments on the Fixed Rate Note for approximately $168,000 plus accrued interest. Interest accrues on the Fixed Rate Note at the greater of the one-month LIBOR Rate, in effect from time to time, plus 300 basis points or 4%. The applicable interest rate was 4% at July 31, 2013. However, we entered into an interest rate swap agreement with FNBO, which fixes the interest rate on the Fixed Rate Note at 7.6% until June 2014. The outstanding balance on this note was approximately $18,646,000 and $20,234,000 at July 31, 2013 and October 31, 2012, respectively. A final balloon payment on the Fixed Rate Note of approximately $15,191,000 will be due February 26, 2015. We expect to refinance our debt facility prior to this date.

Variable Rate Note

The Variable Rate Note was initially for $20,200,000. We make monthly interest only payments and we will remit quarterly excess cash flow payments to FNBO which will be applied first to interest and then to principal on the Variable Rate Note with a minimum annual principal reduction of $750,000. The outstanding balance on this note was approximately $13,909,000 and $15,345,000 at July 31, 2013 and October 31, 2012, respectively.    Interest accrues on the Variable Rate Note at the greater of the one-month LIBOR rate plus 350 basis points or 5%. The applicable interest rate at July 31, 2013, was 5%. A final balloon payment of approximately $12,421,000 will be due February 26, 2015. We expect to refinance our debt facility prior to this date.

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

Line of Credit

We have a line of credit available equal to the amount of the Borrowing Base, with a maximum limit of $5,000,000. The Borrowing Base will vary and may at times be less than $5,000,000. The line of credit is set to expire on April 1, 2014. The line of credit accrues interest at the three-month LIBOR rate plus 350 basis points with no minimum interest rate, which was 3.77% at July 31, 2013 and requires monthly interest payments. The outstanding balance on this note was $0 as of July 31, 2013.

Covenants and other Miscellaneous Financing Agreement Terms

As part of the amendment entered into in January 2011, we are required to make additional payments quarterly on debt for up to 50% of the excess cash flow, as defined by the agreement.  As part of the financing agreement, the premium above LIBOR on the loans may be reduced based on a financial ratio.  The agreement is secured by substantially all business assets and is subject to various financial and non-financial covenants that limit distributions and debt and require minimum debt service coverage, net worth, and working capital requirements. FNBO amended the calculation of the covenant measuring the fixed charge coverage ratio for six quarters beginning November 1, 2012 through April 30, 2014 as follows: 0.65:1.00 at January 31, 2013 and April 30, 2013, 0.80:1.00 at July 31, 2013 and October 31, 2013 and 1.05:1.00 at January 31, 2014 and April 30, 2014. The fixed charge coverage ratio shall revert to 1.10:1.00 at July 31, 2014 and at the end of each fiscal quarter thereafter. The net worth calculation is amended as of November 1, 2012 to $41,250,000 to be measured quarterly. The minimum working capital requirement was amended to $1,500,000, as of March 29, 2013 to be measured quarterly.

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

Presently, we are meeting our liquidity needs. and complying with our financial covenants and the other terms of our loan agreements with FNBO. We will continue to work with FNBO to try to ensure that the terms of our loan agreements are met going forward. However, we cannot provide any assurance that our actions will result in sustained profitable operations or that we will not be in violation of our loan covenants or in default on our principal payments in the future. Should unfavorable market conditions result in our violation of the terms or covenants of our loan and we fail to obtain a waiver of any such term or covenant, FNBO could deem us in default of our loans and require us to immediately repay a significant portion or possibly the entire outstanding balance of our loans. In the event of a default, FNBO could also elect to proceed with a foreclosure action on our plant.

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

We have guaranteed that if such assessed capital lease payments are not sufficient for the required bond payments, we will provide such funds as are needed to fund the shortfall. The capital lease agreement is secured by substantially all business assets of the Company and is also subject to various financial and non-financial covenants that limit distributions and leverage and require minimum debt service coverage, net worth, and working-capital requirements. Presently, we are complying with our financial covenants and the other terms of our capital lease. We will continue to work with the Trustee to try to ensure that the terms of our capital lease are met going forward. Should unfavorable market conditions result in our violation of the terms or covenants of our capital lease and we fail to obtain a waiver of any such term or covenant, the Trustee and the City could deem us to be in default and elect to exercise their available remedies which could include requiring us to immediately repay the outstanding balance.

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

Critical Accounting Estimates

Management uses various estimates and assumptions in preparing our financial statements in accordance with generally accepted accounting principles.  These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Our most critical accounting estimates, which require the greatest use of judgment by management, are designated as critical accounting estimates and include policies related to the carrying value of long-lived assets, inventory valuation and derivatives. An in-depth description of these can be found in our Annual Report on Form 10-K for the fiscal year ended October 31, 2012. Management has not changed the method of calculating and using estimates and assumptions in preparing our condensed financial statements in accordance with generally accepted accounting principles. There have been no changes in the policies for our accounting estimates for the quarter ended July 31, 2013.

We are exposed to the impact of market fluctuations associated with interest rates and commodity prices as discussed below. We use derivative financial instruments as part of an overall strategy to attempt to manage market risk.

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from holding a revolving line of credit and term loans which bear variable interest rates. We manage our floating rate debt using an interest rate swap. We entered into a fixed rate swap to alter our exposure to the impact of changing interest rates on our results of operations and future cash outflows for interest. We use the interest rate swap contract to separate interest rate risk management from the debt funding decision. As of July 31, 2013, our interest rate swap had a liability fair value of approximately $611,000.

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

For the three and nine months ended July 31, 2013, we recorded losses due to the change in fair value of our outstanding natural gas derivative positions of approximately $21,000 and $51,000, respectively. We recorded losses due to changes in the fair value of our outstanding corn derivative positions for the three and nine months ended July 31, 2013 of approximately $194,000 and $25,000, respectively. We also recorded gains due to changes in the fair value of our interest rate swap for the three and nine months ended July 31, 2013 of approximately $197,000 and $586,000, respectively.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from a term loan (the "Variable Rate Note") and a line of credit bearing a variable interest rate.  As of July 31, 2013, we had $13,908,937 outstanding on our Variable Rate Note. Interest will accrue on the Variable Rate Note at the greater of the one-month LIBOR rate plus 350 basis points or 5%. The applicable interest rate at July 31, 2013 was 5%. If we were to experience a 10% adverse change in LIBOR, the annual effect such change would have on our income statement, based on the amount we had outstanding on our Variable Rate Note of July 31, 2013, would be approximately $69,545. At July 31, 2013, we had $0 outstanding on our line of credit.

The specifics of each note are discussed in greater detail in “Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

In order to reduce the risk caused by interest rate fluctuations, we entered into an interest rate swap agreement. We use the interest rate swap agreement to limit exposure to increased interest rates. The fair value of this interest rate swap agreement is based on widely accepted valuation techniques including discounted cash flow analysis which includes observable market-based inputs. The fair value of the derivative is continually subject to change due to changing market conditions. Although the interest rate swap held by us as of July 31, 2013 serves as an economic hedge, we do not formally designate this instrument as a hedge and, therefore, record in earnings adjustments caused from marking the instrument to market on a monthly basis. As of July 31, 2013, our interest rate swap had a liability fair value of approximately $611,000.

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

In the ordinary course of business, we entered into forward purchase contracts for our natural gas purchases. At July 31, 2013, we have natural gas forward contracts for delivery periods through February 2014 for a total commitment of approximately $1,200,000. At July 31, 2013, we have open positions for 45,000 bushels of corn on the Chicago Board of Trade and 20,000 dekatherms of natural gas on the New York Mercantile Exchange. These derivatives have not been designated as an effective hedge for accounting purposes and are forecasted to settle within the next 12 months. For the three and nine months ended July 31, 2013, we recorded losses due to the change in fair value of our outstanding natural gas derivative positions of approximately $21,000 and $51,000, respectively. We recorded losses due to changes in the fair value of our outstanding corn derivative positions for the three and nine months ended July 31, 2013 of approximately $194,000 and $25,000, respectively.

As corn prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to produce long-term positive growth for us.

A sensitivity analysis has been prepared to estimate our exposure to ethanol, distillers grains, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas prices and average ethanol and distillers grains prices as of July 31, 2013 of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from July 31, 2013. The results of this analysis, which may differ from actual results, are approximately as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price as of July 31, 2013	Approximate Adverse Change to Income
Natural Gas	1,406,214	MMBTU	10%	$476,707
Ethanol	57,999,900	Gallons	10%	$12,759,978
Corn	19,999,966	Bushels	10%	$11,459,981
DDGs	157,457	Tons	10%	$3,432,563

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

Our management, including our Chief Executive Officer (the principal executive officer), Brian Kletscher, along with our Chief Financial Officer (the principal financial officer), Lucas Schneider, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of July 31, 2013.  Based on this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the nine months ended July 31, 2013, which were identified in connection with management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
101
The following financial information from Highwater Ethanol, LLC's Quarterly Report on Form 10-Q for the quarter ended July 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets as of July 31, 2013 and October 31, 2012, (ii) Condensed Statements of Operations for the three and nine months ended July 31, 2013 and 2012, (iii) Condensed Statements of Comprehensive Income (Loss) for the three and nine months ended July 31, 2013 and 2012, (iv) Statements of Cash Flows for the nine months ended July 31, 2013 and 2012, and (v) the Notes to Condensed Financial Statements.**

* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HIGHWATER ETHANOL, LLC

Date:	September 9, 2013	/s/ Brian Kletscher
Brian Kletscher
Chief Executive Officer
(Principal Executive Officer)

Date:	September 9, 2013	/s/ Lucas Schneider
Lucas Schneider
Chief Financial Officer
(Principal Financial and Accounting Officer)