Form 10-K
period 2013-10-31
HIGHWATER ETHANOL LLC
filed 2014-01-16
CIK 1371451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended October 31, 2013

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
☐ Yes     ☒ No

As of April 30, 2013, the aggregate market value of the membership units held by non-affiliates (computed by reference to the most recent offering price of such membership units of $10,000) was $39,085,000. The Company is a limited liability company whose outstanding common equity is subject to significant restrictions on transfer under its Member Control Agreement. No public market for common equity of Highwater Ethanol, LLC is established and it is unlikely in the foreseeable future that a public market for its common equity will develop.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  As of January 16, 2014, there were 4,953 membership units outstanding.

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

•	Changes in the availability and price of corn and natural gas;

•	Reduction or elimination of the Renewable Fuel Standard;

•	Our ability to comply with the financial covenants contained in our credit agreements with our lenders;

•	Our ability to profitably operate the ethanol plant and maintain a positive spread between the selling price of our products and our raw material costs;

•	Results of our hedging activities and other risk management strategies;

•	Ethanol and distillers grains supply exceeding demand and corresponding price reductions;

•	Our ability to generate cash flow to invest in our business and service our debt;

•	Changes in the environmental regulations that apply to our plant operations and changes in our ability to comply with such regulations;

•	Changes in our business strategy, capital improvements or development plans;

•	Changes in plant production capacity or technical difficulties in operating the plant;

•	Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries;

•	Lack of transportation, storage and blending infrastructure preventing ethanol from reaching high demand markets;

•	Changes in federal and/or state laws or policies impacting the ethanol industry;

•	Changes and advances in ethanol production technology and the development of alternative fuels and energy sources and advanced biofuels;

•	Competition from alternative fuel additives;

•	Changes in interest rates and lending conditions;

•	Decreases in the price we receive for our ethanol and distillers grains;

•	Volatile financial or commodity markets;

•	Our inability to secure credit or obtain additional equity financing we may require in the future; and

•	Our ability to retain key employees and maintain labor relations.

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

PART I

ITEM 1. BUSINESS

Business Development

Highwater Ethanol, LLC (“we,” “our,” “Highwater Ethanol” or the “Company”) was formed as a Minnesota limited liability company organized on May 2, 2006, for the purpose of constructing, owning, and operating a 50 million gallon per year ethanol plant near Lamberton, Minnesota. Since August 2009, we have been engaged in the production of ethanol and distillers grains at the plant. We have been operating at an annual rate of approximately 57.5 million gallons for the fiscal year ended 2013 and anticipate we will continue to operate in this range in the future.

On January 25, 2013, we entered into the Seventh Amendment of Construction Loan Agreement which amended our Construction Loan Agreement originally dated April 24, 2008 with First National Bank of Omaha ("FNBO"). The amendment waived our violations at October 31, 2012 of the fixed charge coverage ratio and the minimum net worth covenants. In addition, the amendment amended the calculation of the covenants measuring the fixed charge coverage ratio and the minimum net worth calculation.

On March 29, 2013, we entered into an Eighth Amendment of Construction Loan Agreement with FNBO which extended our line of credit until April 1, 2014. In addition, we agreed to terminate our Long-term Revolving Note and reduce our minimum working capital requirement to $1,500,000, to be measured on a quarterly basis at the end of each fiscal quarter, to correspond with the termination of the Long-term Revolving Note.

We entered into a series of related definitive agreements dated September 26, 2013 with Butamax Advanced Biofuels, LLC ("Butamax") which include an Easement for Construction and Process Demonstration Agreement, an Equipment Lease Agreement, a Technology License Agreement, a Technology Demonstration Risk Reduction Agreement and a Security Agreement (collectively, the "Agreements") pursuant to which Butamax has agreed to construct, install and lease its corn oil separation system and license to the Company its corn oil separation technology.  Pursuant to the Agreements, we agreed to give Butamax access to our plant in order to construct, install, operate, test and commercially validate its corn oil separation system. Butamax retains ownership of the corn oil separation system and technology but agrees to lease it to the Company for a term of 120 months subject to Butamax's right to remove the system if we are in breach of the Agreements. The term of the lease may also be extended or terminated pursuant to the terms of the Agreements and we are responsible for repairs and maintenance of the system and bear the risk of loss. In return, we agree to payment of certain license fees which are subject to being reduced under the terms of the Agreements if the corn oil separation system does not meet certain performance goals.  The Agreements provide that the corn oil separation system shall be conveyed to the Company at the end of the term so long as we are not in breach of the Agreements. We have granted a security interest to Butamax in the corn oil separation system to secure our obligations under the Agreements.  We entered into a letter of intent to explore biobutanol production with Butamax in December 2011, and the corn oil separation system is part of a Phase 1 project working towards this intent. However, Phase 2 will be dependent on completion of separate definitive agreements for biobutanol production.  If the definitive agreements for biobutanol production are not executed, either the Company or Butamax may request that the corn oil separation system be removed and the license for the technology terminated.  Pursuant to the Agreements, we agreed, subject to certain obligations of confidentiality, to provide Butamax with Company information on a monthly basis including business and financial information and have granted Butamax the option to have a representative present in board and committee meetings as an observer.  We also agreed to give Butamax notice in the event of an issuance or sale of membership interests or convertible debt instruments.  Installation by Butamax of the corn oil separation system and technology began in September 2013 with a goal to be operational during our fiscal year.  The total minimum commitment under the lease is approximately $2,500,000.

On November 21, 2013 (with an effective date of November 4, 2013), we entered into a Distillers Crude Corn Oil Marketing Agreement (the "Marketing Agreement") with CHS, Inc. ("CHS") wherein we agreed to sell to CHS, and CHS agrees to purchase, all crude corn oil to be produced at the plant. CHS will pay the actual price that CHS receives from its buyers less a marketing fee, actual freight and transportation costs and certain taxes related to the purchase, delivery or sale of the corn oil. The Marketing Agreement is effective for an initial term which commences on the date on which the plant commences producing corn oil pursuant to our mutual agreement. Following expiration of the initial term, the Marketing Agreement shall automatically renew for successive terms unless terminated in accordance with its terms. As of the date of this report, we have not yet begun producing corn oil at the plant.

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

Principal Products

The principal products we currently produce at the ethanol plant are fuel-grade ethanol and distillers grains. The table below shows the approximate percentage of our total revenue which is attributed to each of our primary products for each of our last three fiscal years.

Product	Fiscal Year 2013	Fiscal Year 2012	Fiscal Year 2011
Ethanol	77%	79%	84%
Distiller Grains	23%	21%	16%

Ethanol

Our primary product is ethanol. Ethanol is ethyl alcohol, a fuel component made primarily from corn and various other grains. The ethanol we produce is manufactured from corn. Although the ethanol industry continues to explore production technologies employing various feedstocks, such as biomass, corn-based production technologies remain the most practical and provide the lowest operating risks. Corn produces large quantities of carbohydrates, which convert into glucose more easily than most other kinds of biomass. The Renewable Fuels Association estimates current capacity for domestic ethanol production at approximately 14.9 billion gallons as of November 30, 2013 with approximately 7.5% of that capacity idled.

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

Principal Product Markets

As described below in “Distribution Methods” we market and distribute a majority of our ethanol and distillers grains through professional third party marketers. Our ethanol and distillers grains marketers make decisions with regard to where our products are marketed. Our ethanol and distillers grains are primarily sold in the domestic market, however, as domestic production of ethanol and distillers grains continue to expand, we anticipate increased international sales of ethanol and distillers grains. Currently, the United States ethanol industry exports a significant amount of distillers grains to Mexico, Canada and China. Management anticipates that demand for distillers grains in the Asian market may continue to increase in the future as distillers grains are used in animal feeding operations in China and because China terminated an 18-month anti-dumping investigation with respect to distillers grains imported from the United States. However, recently China rejected shipments of corn which contained a non-approved GMO trait. Management believes that China will reject distiller grains which contain this trait as well. If China rejects shipments of distiller grains, it may negatively impact distiller grains prices in the United States.

Over the last two years, exports of ethanol have decreased. However, exports could increase in the future if market conditions become favorable. We expect our ethanol and distillers grains marketers to explore all markets for our products, including export markets. However, due to high transportation costs, and the fact that we are not located near a major international shipping port, we expect a majority of our products to continue to be marketed and sold domestically.

Distribution Methods

Ethanol

We have an exclusive marketing agreement with RPMG, Inc. (“RPMG”) for the purposes of marketing and distributing our ethanol. Because we are an owner of Renewable Products Marketing Group, LLC (“RPMG LLC”), the parent entity of RPMG, our ethanol marketing fees are based on RPMG's cost to market our ethanol. Further, as an owner, we share in the profits and losses generated by RPMG when it markets products for other producers who are not owners of RPMG LLC. Our marketing agreement provides that we can sell our ethanol either through an index arrangement or at an agreed upon fixed price. The term of our marketing agreement is perpetual until terminated according to its terms. The primary reasons for termination would be if we cease to be an owner of RPMG LLC, if there is a breach which is not cured, or if we give advance notice to RPMG that we wish to terminate. Notwithstanding our right to terminate, we may be obligated to continue to market our ethanol through RPMG for a period of time after termination. Further, following termination, we agree to accept an assignment of certain railcar leases which RPMG has secured to service us. If the marketing agreement is terminated, it would trigger a redemption of our ownership interest in RPMG LLC.

Distillers Grains

We entered into a distillers grains marketing agreement with CHS to market all the dried distillers grains we produce at the plant. Under the agreement, CHS will charge a maximum of $2.00 per ton and a minimum of $1.50 per ton price using 2% of the FOB plant price actually received by CHS for all dried distillers grains removed by CHS from our plant. The initial term of our agreement with CHS expired in August 2010. However, the agreement will remain in effect unless otherwise terminated by either party with 120 days notice. Under the agreement, CHS will be responsible for all transportation arrangements for the distribution of our dried distillers grains. We market and sell our own distillers modified wet grains with solubles.

New Products and Services

We have not introduced any new products or services during our fiscal year 2013. We expect that we will begin separating and marketing corn oil during fiscal year 2014.

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

Increases in the price of corn significantly increase our cost of goods sold. If these increases in cost of goods sold are not offset by corresponding increases in the prices we receive from the sale of our products, these increases in cost of goods sold can have a significant negative impact on our financial performance. The United States experienced severe drought conditions in 2012 which negatively impacted the amount of corn that was harvested in the fall of 2012 and resulted in a significant increase in corn prices which resulted in tighter operating margins during the first three quarters of our fiscal year. Corn prices decreased during our third and fourth quarter in response to predictions of a large 2013 corn crop.

The USDA estimates the 2013 corn crop in the United States at almost 14 billion bushels. This represents a new record production in the United States. Management expects that corn prices will remain lower through the winter of 2013 as a result of an increase in supply and a larger carryover. However, a shortage of corn could develop particularly if we were to experience poor weather conditions. Weather, world supply and demand, current and anticipated stocks, agricultural policy and other factors can contribute to volatility in corn prices. If corn prices rise again, it will have a negative effect on our operating margins unless the price of ethanol and distillers grains out paces rising corn prices. Should we experience unfavorable operating conditions that prevent us from profitably operating the ethanol plant, we may need to reduce or halt production at our plant.

Utilities

Natural Gas

Natural gas is an important input to our manufacturing process. We use natural gas to dry our distillers grains products to moisture contents at which they can be stored for longer periods. This allows the distillers grains we produce to be transported greater distances to serve broader livestock markets.

We have access to an existing Northern Natural Gas interstate natural gas pipeline located approximately one half mile from our ethanol plant. We entered into a natural gas service agreement with CenterPoint Energy Resources Corp., d.b.a. CenterPoint Energy Minnesota Gas (“CenterPoint”). CenterPoint constructed for us a pipeline from the Northern Natural Gas Company (“Northern”) Town Border Station. We purchase all of our natural gas requirements from CenterPoint's pipeline. This agreement will continue until October 31, 2019.

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

We do not anticipate any problems securing the natural gas we need to operate our ethanol plant during our 2014 fiscal year.

Electricity

On June 28, 2007, we entered into an agreement for electric service with Redwood Electric Cooperative, Inc., (“Redwood”) for the purchase and delivery of electric power and energy necessary to operate our ethanol plant. In exchange for its services, we pay Redwood a monthly facilities charge of approximately $12,000 plus Redwood's standard electrical rates. In addition, we agreed that in the event our ethanol plant does not continue to be operational for the entire term of the contract, we will reimburse Redwood for its expenses related to the installation of the facilities necessary to supply our electrical needs. Upon execution of the agreement, we became a member of Redwood and are bound by its articles of incorporation and bylaws. This agreement will remain in effect for 10 years following the initial billing period. In the event we wish to continue receiving electrical service from Redwood beyond the 10 year period, we will need to enter into a new agreement with Redwood at least one year prior to the expiration of the initial 10 year period. If the agreement is terminated by either party for any reason prior to the expiration of the initial ten year period, we will be required to pay for the entire amount of the facility charge for the remainder of the initial ten year period. We do not anticipate any problems securing the electricity we need to operate our ethanol plant during our 2014 fiscal year.

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

Research and Development

We continually conduct research and development activities associated with the development of new technologies for use in producing ethanol and distillers grains and the potential for implementation of biobutanol technology and commercial-scale production of biobutanol at our facility. Our costs associated with these activities for the fiscal year ended October 31, 2013 were insignificant.

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

Working Capital

We primarily use our working capital for purchases of raw materials necessary to operate the ethanol plant. Our primary sources of working capital are cash generated by our operations as well as our line of credit with FNBO. At October 31, 2013, we had approximately $5,000,000 available to draw on our line of credit.

Dependence on One or a Few Major Customers

As discussed above, we have a marketing agreement with RPMG for the marketing, sale and distribution of our ethanol and have engaged CHS, Inc. for marketing, selling and distributing our distillers dried grains with solubles. We expect to rely on RPMG for the sale and distribution of our ethanol and CHS for the sale and distribution of our distillers dried grains with solubles. We also expect to rely upon CHS for the sale and distribution of corn oil once we begin separating and marketing corn oil. Therefore, although there are other marketers in the industry, we are highly dependent on RPMG and CHS for the successful marketing of our products. Any loss of RPMG or CHS as our marketing agents could have a significant negative impact on our revenues. We market and sell our own distillers modified wet grains.

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

The RFS for 2013 was approximately 16.55 billion gallons, of which corn based ethanol could be used to satisfy approximately 13.8 billion gallons. The statutory volume requirement of the RFS for 2014 is approximately 18.15 billion gallons, of which corn based ethanol can be used to satisfy approximately 14.4 billion gallons. However, if the RFS were to be repealed or modified by Congress or the EPA, ethanol demand may be significantly impacted. The EPA has the authority to waive the RFS requirement, in whole or in part, provided one of the following two conditions have been met: (1) there is inadequate domestic renewable fuel supply; or (2) implementation of the requirement would severely harm the economy or environment of a state, region or the United States. Annually, the EPA passes a rule that establishes the number of gallons of different types of renewable fuels that must be used in the United States which is called the renewable volume obligations ("RVO").

On November 15, 2013, the EPA announced a proposal to significantly reduce the levels for 2014 from the statutory volume requirement of 18.15 billion gallons to 15.21 billion gallons and reduce the RVO that can be satisfied by corn based ethanol from 14.4 billion gallons to 13 billion gallons. This proposal would result in a lowering of the 2014 numbers below the 2013 level of 13.8 billion gallons. The EPA proposal is subject to a 60-day public comment period which will end on January 28, 2014. The EPA is also seeking comment on several petitions it has received for partial waiver of the statutory volumes for 2014. Recently, there have also been proposals in Congress to reduce or eliminate the RFS. If the EPA's proposal becomes a final rule significantly reducing the RFS or if the RFS were to be otherwise reduced or eliminated by the exercise of the EPA waiver authority or by Congress, the market price and demand for ethanol will likely decrease which will negatively impact our financial performance. Current ethanol production capacity exceeds the EPA's proposed 2014 RVO which can be satisfied by corn based ethanol by approximately 1.8 billion gallons.

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

Most ethanol that is used in the United States is sold in a blend called E10. E10 is a blend of 10% ethanol and 90% gasoline. E10 is approved for use in all standard vehicles. Estimates indicate that gasoline demand in the United States is approximately 134 billion gallons per year. Assuming that all gasoline in the United States is blended at a rate of 10% ethanol and 90% gasoline, the maximum demand for ethanol is 13.4 billion gallons per year. This is commonly referred to as the “blending wall,” which represents a theoretical limit where more ethanol cannot be blended into the national gasoline pool. This is a theoretical limit because it is believed that it would not be possible to blend ethanol into every gallon of gasoline that is being used in the United States and it discounts the possibility of additional ethanol used in higher percentage blends such as E85 used in flex fuel vehicles. The RFS for 2013 was approximately 16.55 billion gallons, of which corn based ethanol could be used to satisfy approximately 13.8 billion gallons. The RFS requires that 36 billion gallons of renewable fuels must be used each year by 2022, which equates to approximately 27% renewable fuels used per gallon of gasoline currently sold.

Many in the ethanol industry believe that it will be impossible to meet the RFS requirement in future years without an increase in the percentage of ethanol that can be blended with gasoline for use in standard (non-flex fuel) vehicles. The United States Environmental Protection Agency (the "EPA") has approved the use of E15, gasoline which is blended at a rate of 15% ethanol and 85% gasoline, in vehicles manufactured in the model year 2001 and later. However, there were still significant federal and state regulatory hurdles that needed to be addressed. The EPA has made recent gains towards clearing those federal regulatory hurdles. In February 2012, the EPA approved health effects and emissions testing on E15 which was required by the Clean Air Act before E15 can be sold into the market. In March 2012, the EPA approved a model Misfueling Mitigation Plan and fuel survey which must be submitted by applicants before E15 registrations can be approved. In April 2012, the EPA approved the first E15 registrations approving twenty producers who have successfully registered their product to be used as E15. Finally, in June 2012, the EPA gave the final approval to allow the sale of E15. Although management believes that these developments are significant steps towards introduction of E15 in the marketplace, there are still obstacles to meaningful market penetration by E15. Many states still have regulatory issues that prevent the sale of E15. Sales of E15 may be limited because it is not approved for use in all vehicles, the EPA requires a label that management believes may discourage consumers from using E15, and retailers may choose not to sell E15 due to concerns regarding liability. In addition, different gasoline blendstocks may be required at certain times of the year in order to use E15 due to federal regulations related to fuel evaporative emissions. This may prevent E15 from being used during certain times of the year in various states. As a result, management believes that E15 may not have an immediate impact on ethanol demand in the United States.

The Volumetric Ethanol Excise Tax Credit ("VEETC") provided a volumetric ethanol excise tax credit of 4.5 cents per gallon of gasoline that contains at least 10% ethanol (total credit of 45 cents per gallon of ethanol blended which is 4.5 divided by the 10% blend). VEETC expired on December 31, 2011. In addition to the expiration of the tax incentives, a 54 cent per gallon tariff imposed on ethanol imported into the United States also expired on December 31, 2011. The ethanol industry in the United States experienced increased competition from ethanol produced outside of the United States during 2012. These increased ethanol imports were likely at least in part due to the expiration of the tariff on imported ethanol. While imports of ethanol were lower in 2013, elimination of the tariff could lead to increased importation of foreign ethanol, especially in areas of the United States that are easily accessible by international shipping ports. Foreign ethanol may be a less expensive alternative to domestically produced ethanol and may affect our ability to sell our ethanol profitably.

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

The European Union concluded an anti-dumping investigation related to ethanol produced in the United States and exported to Europe. As a result of this investigation, the European Union has imposed a tariff on ethanol which is produced in the United States and exported to Europe. This tariff could result in decreased exports of ethanol to Europe which could negatively impact the market price of ethanol in the United States.

In late 2009, California passed a Low Carbon Fuels Standard ("LCFS"). The California LCFS requires that renewable fuels used in California must accomplish certain reductions in greenhouse gases which is measured using a lifecycle analysis, similar to the RFS. On December 29, 2011, a federal district court in California ruled that the California LCFS was unconstitutional which halted implementation of the California LCFS. However, the California Air Resources Board ("CARB") appealed this court ruling and on September 18, 2013, the federal appellate court reversed the federal district court finding the LCFS constitutional and remanding the case back to federal district court to determine whether the LCFS imposes a burden on interstate commerce that is excessive in light of the local benefits. In addition, a state court in California recently required that CARB take certain corrective actions regarding the approval of the LCFS regulations while allowing the LCFS regulations to remain in effect during this process. If federal and state challenges to the LCFS are ultimately unsuccessful, the LCFS could have a negative impact on demand for corn-based ethanol and result in decreased ethanol prices.

Competition

Ethanol

We are in direct competition with numerous ethanol producers, many of whom have greater resources than we do. Following the significant growth during 2005 and 2006, the ethanol industry has grown at a much slower pace. As of December 14, 2013, the Renewable Fuels Association estimates that there are 211 ethanol production facilities in the U.S. with capacity to produce approximately 14.9 billion gallons of ethanol and another 6 plants under expansion or construction with capacity to produce an additional 165 million gallons. However, the Renewable Fuels Association estimates that approximately 8% of the ethanol production capacity in the United States is currently idled.

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

U.S. FUEL ETHANOL PRODUCTION CAPACITY
BY TOP PRODUCERS
Producers of Approximately 700
million gallons per year (mmgy) or more

Company	Current Capacity (mmgy)
Archer Daniels Midland	1,720.0
POET Biorefining	1,629.0
Valero Renewable Fuels	1,130.0
Green Plains Renewable Energy	1,100.4
Updated: December 14, 2013

The ethanol industry in the United States faces competition from ethanol produced outside of the United States. Ethanol imports were lower during our 2013 fiscal year compared to 2012 which may have positively impacted operating margins in 2013. However, we may experience increased competition from ethanol imports in the future which may negatively impact demand for ethanol produced in the United States and lead to lower prices on domestic ethanol.

We also anticipate increased competition from renewable fuels that do not use corn as the feedstock. Many of the current ethanol production incentives are designed to encourage the production of renewable fuels using raw materials other than corn. One type of ethanol production feedstock is cellulose. Cellulose is the main component of plant cell walls and is the most common organic compound on earth. Cellulose is found in wood chips, corn stalks, rice, straw, amongst other common plants. Cellulosic ethanol is ethanol produced from cellulose. Several companies and researchers have commenced pilot projects to study the feasibility of commercially producing cellulosic ethanol and are producing cellulosic ethanol on a small scale and and at least one company has reportedly begun producing on a commercial scale. A handful of other companies have begun constructing commercial scale cellulosic ethanol plants in the United States some of which are expected to be operational in early 2014. If this technology can be profitably employed on a commercial scale, it could potentially lead to ethanol that is less expensive to produce than corn based ethanol, especially if corn prices remain high. Cellulosic ethanol may also capture more government subsidies and assistance than corn based ethanol. This could decrease demand for our product or result in competitive disadvantages for our ethanol production process.

    A number of automotive, industrial and power generation manufacturers are developing alternative clean power systems using fuel cells, plug-in hybrids, electric cars or clean burning gaseous fuels. Electric car technology has grown in popularity, especially in urban areas. While currently there are a limited number of vehicle recharging stations, making electric cars not feasible for all consumers, there has been increased focus on developing these recharging stations which may make electric car technology more widely available in the future. This additional competition from alternate sources could reduce the demand for ethanol, which would negatively impact our profitability.

Distillers Grains

Ethanol plants in the Midwest produce the majority of distillers grains and primarily compete with other ethanol producers in the production and sales of distillers grains. According to the Renewable Fuels Association's Ethanol Industry Outlook 2013, ethanol plants produced more than 35 million metric tons of distillers grains in 2011/2012 and are expected to produce an estimated 33.3 million metric tons in 2012/2013. The amount of distillers grains produced is expected to fluctuate with changes in ethanol production.

The primary consumers of distillers grains are dairy and beef cattle, according to the Renewable Fuels Association's Ethanol Industry Outlook 2013. In recent years, an increasing amount of distillers grains have been used in the swine and poultry markets. Numerous feeding trials show advantages in milk production, growth, rumen health, and palatability over other dairy cattle feeds. With the advancement of research into the feeding rations of poultry and swine, we expect these markets to expand and create additional demand for distillers grains; however, no assurance can be given that these markets will in fact expand, or if they do, that we will benefit from it. The market for distillers grains is generally confined to locations where freight costs allow it to be competitively priced against other feed ingredients. Distillers grains compete with three other feed formulations: corn gluten feed, dry brewers grain and mill feeds. The primary value of these products as animal feed is their protein content. Dry brewers grain and distillers grains have about the same protein content, and corn gluten feed and mill feeds have slightly lower protein contents.

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

During the fiscal year ended October 31, 2013, we incurred costs and expenses of approximately $160,000 complying with environmental laws.

Butamax Advanced Biofuels Letter of Intent

In November 2011, we signed a non-binding letter of intent with Butamax for the purpose of discussing the possible implementation of biobutanol technology and commercial-scale production of biobutanol at our facility. We have entered into a series of definitive agreements with Butamax pursuant to which Butamax has agreed to construct, install and lease its corn oil separation system and license to the Company its corn oil separation technology. Please refer to “ITEM 1 - Business-Business Development” and “ITEM 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.” The installation of the corn oil separation system is part of a Phase 1 project working towards the implementation of biobutanol technology at our facility. However, Phase 2 will be dependent on completion of separate definitive agreements for biobutanol production.  Management expects to conduct to work with Butamax towards the execution of these definitive agreements in the future. However, there is no guarantee that definitive agreements to implement biobutanol technology will be executed.

Employees

As of October 31, 2013, we had 39 full-time employees.

Financial Information about Geographic Areas

All of our operations are domiciled in the United States. All of the products sold to our customers for fiscal years 2013, 2012 and 2011 were produced in the United States and all of our long-lived assets are domiciled in the United States. We have engaged third-party professional marketers who decide where the majority of our products are marketed and we have limited control over the marketing decisions made by our third-party professional marketers. These third-party marketers may decide to sell our products in countries other than the United States. However, we anticipate that our products will primarily be marketed and sold in the United States.

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

Risks Relating to Our Business

A decrease in the spread between the price we receive for our products and the price we pay for raw materials will have an adverse effect on our profitability. Our ability to profitably operate the ethanol plant is primarily dependent on the spread between the price we pay for corn and natural gas and the price we receive for our ethanol. While the price of ethanol typically changes in relation to corn prices, this correlation has not always been reliable historically and may not always exist. In the event that the spread between the price for our products and the costs associated with our raw materials becomes negative, we may be unable to maintain our liquidity which may adversely impact our ability to profitably operate which could negatively impact the value of our units.

Declines in the price of ethanol or distillers grains would reduce our revenues. The sale prices of ethanol and distillers grains can be volatile as a result of a number of factors such as overall supply and demand, the price of gasoline and corn, levels of government support, and the availability and price of competing products. Any lowering of ethanol or distillers grains prices, especially if it is associated with increases in corn and natural gas prices, may affect our ability to operate profitably. We anticipate the price of ethanol and distillers grains to continue to be volatile in our 2014 fiscal year. Declines in the prices we receive for our ethanol and distillers grains will lead to decreased revenues and may result in our inability to operate the ethanol plant profitably for an extended period of time which could decrease the value of our units.

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

We have signed a letter of intent with Butamax Advanced Biofuels, LLC for the purpose of discussing the implementation of biobutanol technology at our facility; however, we may not be able to reach definitive agreements and, in the event we proceed with biobutanol technology, there are no assurances that the technology will be effective or that there will be a market for biobutanol. We entered into a letter of intent with Butamax for the purpose of discussing the conversion of our ethanol facility to a biobutanol facility. We have entered into a series of definitive agreements regarding Phase 1 of the project with Butamax whereby Butamax has agreed to install and lease its corn oil separation system and license to the Company its corn oil separation technology. However, Phase 2 is dependent on our executing definitive agreements related to biobutanol production. We may never enter into these definitive agreements with Butamax and therefore, may never convert our ethanol facility to a biobutanol facility. In the event we do proceed with definitive agreements and convert our facility to a biobutanol facility, there are no assurances that the biobutanol technology as developed by Butamax will be effective. Even if the technology were to be effective, there is no assurance that we would be able to profitably market the biobutanol.

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

We may violate the terms of our credit and capital lease agreements, including the financial covenants, which could result in our lenders demanding immediate repayment. Our credit and capital lease agreements with First National Bank of Omaha ("FNBO") and U.S. Bank National Association ("U.S. Bank") as trustee for the City of Lamberton include various financial loan covenants. We are currently in compliance with our loan covenants and management projections predict that we will be in compliance with our loan covenants for at least the next 12 months. However, unforeseen circumstances may develop which could result in us violating our loan covenants. If we violate the terms of our credit agreements, including our financial loan covenants, FNBO or U.S. Bank could deem us to be in default of our loans and require us to immediately repay the entire outstanding balance of our loans. If we do not have the funds available to repay the loans or we cannot find another source of financing, we may fail which could decrease or eliminate the value of our units.

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

Our operations may be negatively impacted by natural disasters, severe weather conditions, and other unforeseen plant shutdowns which can negatively impact our operations. Our operations may be negatively impacted by events outside of our control such as natural disasters, severe weather including flooding and droughts, strikes, train derailments and other unforeseen events which may negatively impact our operations. If we experience any of these unforeseen circumstances which could negatively impact our operations, it may affect our cash flow and negatively impact the value of our business.

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

Risks Related to Ethanol Industry

The ethanol industry is an industry that is changing rapidly which can result in unexpected developments that could negatively impact our operations and the value of our units. The ethanol industry has grown significantly in the last fourteen years. According to the Renewable Fuels Association, the ethanol industry has grown from approximately 1.5 billion gallons of production per year in 1999 to approximately 14.9 billion gallons of current domestic ethanol production capacity. This rapid growth has resulted in significant shifts in supply and demand of ethanol over a very short period of time. As a result, past performance by the ethanol plant or the ethanol industry generally might not be indicative of future performance. We may experience a rapid shift in the economic conditions in the ethanol industry which may make it difficult to operate the ethanol plant profitably. If changes occur in the ethanol industry that make it difficult for us to operate the ethanol plant profitably, it could result in the reduction in the value of our units.

Demand for ethanol may not continue to grow unless ethanol can be blended into gasoline in higher percentage blends for all conventional automobiles. Currently, ethanol is primarily blended with gasoline for use in standard (non-flex fuel) vehicles to create a blend which is 10% ethanol and 90% gasoline. Estimates indicate that approximately 134 billion gallons of gasoline are sold in the United States each year. Assuming that all gasoline in the United States is blended at a rate of 10% ethanol and 90% gasoline, the maximum demand for ethanol is 13.4 billion gallons. This is commonly referred to as the "blending wall," which represents a theoretical limit where more ethanol cannot be blended into the national gasoline pool. Many in the ethanol industry believe that the ethanol industry has already reached this blending wall which is shown by the EPA's recent proposed reduction to the RFS for 2014. In order to expand ethanol demand, higher percentage blends of ethanol must be utilized in standard vehicles. The EPA has approved the use of E15 for standard vehicles produced in the model year 2001 and later. However, the fact that E15 has not been approved for use in all vehicles and the labeling requirements associated with E15 may result in many gasoline retailers refusing to carry E15. In addition, different gasoline blendstocks may be required at certain times of the year in order to use E15 due to federal regulations related to fuel evaporative emissions. As a result, the approval of E15 may not significantly increase demand for ethanol.

If exports to Europe are decreased due to the imposition by the European Union of a tariff on U.S. ethanol, ethanol prices may be negatively impacted. The European Union concluded an anti-dumping investigation related to ethanol produced in the United States and exported to Europe. As a result of this investigation, the European Union has imposed a tariff on ethanol which is produced in the United States and exported to Europe. If exports of ethanol to Europe decrease as a result of this tariff, it could negatively impact the market price of ethanol in the United States. Any decrease in ethanol prices or demand may negatively impact our ability to profitably operate the ethanol plant.

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

Technology advances in the commercialization of cellulosic ethanol may decrease demand for corn based ethanol which may negatively affect our profitability. The current trend in ethanol production research is to develop an efficient method of producing ethanol from cellulose-based biomass, such as agricultural waste, forest residue, municipal solid waste and energy crops. This trend is driven by the fact that cellulose-based biomass is generally cheaper than corn, and producing ethanol from cellulose-based biomass would create opportunities to produce ethanol in areas which are unable to grow corn. There are several government initiatives that offer a strong incentive to develop commercial scale cellulosic ethanol. Although subject to possible reduction by the EPA, the statutory volume requirement of the RFS provides for 16 billion gallons per year of advanced bio-fuels to be consumed in the United States by 2022. Additionally, state and federal grants have been awarded to several companies who are seeking to develop commercial-scale cellulosic ethanol plants. Commercial scale cellulosic ethanol plants are currently under construction in the United States with at least one being reportedly operational and others nearing completion. If an efficient method of producing ethanol from cellulose-based biomass on a commercial scale is successful, we may not be able to compete effectively. If we are unable to produce ethanol as cost-effectively as cellulose-based producers, our ability to general revenue will be negatively impacted.

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

Risks Related to Regulation and Governmental Action

Government incentives for ethanol production may be eliminated in the future, which could hinder our ability to operate at a profit. The ethanol industry is assisted by various federal and state ethanol production and tax incentives, including the RFS. The RFS helps to support a market for ethanol that might disappear without this incentive. Any waiver of the RFS or any modification or elimination of the RFS and the minimum levels of renewable fuels required in gasoline could negatively impact ethanol demand and prices and our results of operations. Recently, there have been proposals in Congress to reduce or eliminate the RFS. In addition, on November 15, 2013, the EPA announced a proposal to significantly reduce the RFS levels for 2014 from the statutory volume requirement of 18.15 billion gallons to 15.21 billion gallons and reduce the renewable volume obligations that can be satisfied by corn based ethanol from 14.4 billion gallons to 13 billion gallons. The EPA proposal is subject to a 60-day public comment period which will end on January 28, 2014. The EPA is also seeking comment on several petitions it has received for partial waiver of the statutory volumes for 2014. If the EPA's proposal becomes a final rule significantly reducing the RFS or if the RFS were to be otherwise reduced or eliminated by the exercise of the EPA waiver authority or by Congress, the market price and demand for ethanol will likely decrease which will negatively impact our financial performance.

The federal Volumetric Ethanol Excise Tax ("VEETC") and the United States tariff on foreign ethanol expired on December 31, 2011. VEETC and the secondary tariff on foreign ethanol expired on December 31, 2011. The elimination of tax incentives for gasoline refiners and blenders resulting from the expiration of VEETC may have a negative impact on demand for ethanol which may result in lower market ethanol prices. In addition, the loss of the United States' tariff on foreign ethanol could result in continued increases in importation of ethanol produced in other countries, especially in areas of the United States that are easily accessible by international shipping ports. Any increase in ethanol imports could negatively impact domestic ethanol prices and demand.

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

Carbon dioxide may be regulated in the future as an air pollutant requiring us to obtain additional permits or install additional environmental equipment which could adversely effect our financial performance. In 2007, the Supreme Court decided a case in which it ruled that carbon dioxide is an air pollutant under the Clean Air Act for the purposes of motor vehicle emissions. In 2011 the EPA issued a tailoring rule that deferred greenhouse gas regulations for ethanol plants until July of 2014. However, in July of 2013 the D.C. Circuit issued an opinion vacating the EPA's deferral of those regulations for biogenic sources, including ethanol plants. Our plant produces a significant amount of carbon dioxide. While there are currently no regulations restricting carbon dioxide emissions, if the EPA or the State of Minnesota were to regulate carbon dioxide emissions by plants such as ours, we may have to apply for additional permits or we may be required to install carbon dioxide mitigation equipment or take other as yet unknown steps to comply with these potential regulations. Compliance with any future regulation of carbon dioxide, if it occurs, could be costly and may prevent us from operating the ethanol plant profitably which could decrease or eliminate the value of our units.

ITEM 2. PROPERTIES

Our plant site is made up of two adjacent parcels which together total approximately 125 acres in southwest Minnesota near Lamberton. The plant's address is 24500 U.S. Highway 14, Lamberton, Minnesota 56152. We produce all of our ethanol and distillers grains at this site. Our plant is in excellent condition and is capable of functioning at over 100% of its 50 million gallons per year nameplate production capacity.

All of our tangible and intangible property, real and personal, serves as the collateral for our credit and capital lease agreements with First National Bank of Omaha ("FNBO") and U.S. Bank National Association ("U.S. Bank") as trustee for the City of Lamberton. In addition, we have begun installation of a corn oil separation system which will serve as collateral for our obligations with Butamax.  Our credit facility and our capital lease and our agreements with Butamax are discussed in more detail under “ITEM 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED MEMBER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of January 15, 2014, we have approximately 4,953 membership units outstanding and approximately 1,441 unit holders of record. There is no public trading market for our membership units.

We have, however, established a Unit Trading Bulletin Board, a private online matching service, through Farmers National Company Agstock, LLC in order to facilitate trading among our members. The Unit Trading Bulletin Board has been designed to comply with federal tax laws and Internal Revenue Service ("IRS") regulations establishing a “qualified matching service,” as well as state and federal securities laws. Our Unit Bulletin Board consists of an electronic bulletin board that provides a list of interested buyers with a list of interested sellers, along with their non-firm price quotes. The Unit Trading Bulletin Board does not automatically affect matches between potential sellers and buyers and it is the sole responsibility of sellers and buyers to contact each other to make a determination as to whether an agreement to transfer units may be reached. We do not become involved in any purchase or sale negotiations arising from our Unit Trading Bulletin Board and have no role in effecting the transactions beyond approval, as required under our member control agreement, and the issuance of new certificates. We do not give advice regarding the merits or shortcomings of any particular transaction. We do not receive, transfer or hold funds or securities as an incident of operating the Unit Trading Bulletin Board. We do not receive any compensation for creating or maintaining the Unit Trading Bulletin Board. In advertising our Unit Trading Bulletin Board, we do not characterize Highwater Ethanol as being a broker or dealer or an exchange. We do not use the Unit Trading Bulletin Board to offer to buy or sell securities other than in compliance with the securities laws, including any applicable registration requirements.

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

The following table contains historical information by fiscal quarter for the fiscal years ended October 31, 2013 and 2012 regarding the actual unit transactions that were completed by our unit-holders during the periods specified. We believe this most accurately represents the current trading value of the Company's units. The information was compiled by reviewing the completed unit transfers that occurred on our qualified matching service bulletin board during the quarters indicated.

Quarter	Low Price	High Price	Average Price	# of Units Traded
2012 1st	$5,100	$5,550	$5,233	9
2012 2nd	$6,000	$6,000	$6,000	2
2012 3rd	$—	$—	$—	—
2012 4th	$—	$—	$—	—
2013 1st	$5,000	$5,000	$5,000	1
2013 2nd	$—	$—	$—	—
2013 3rd	$5,000	$5,000	$5,000	4
2013 4th	$5,000	$5,000	$5,000	1

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

Sellers Quarter	Low Price	High Price	Average Price	# of Units Listed
2012 1st	$5,000	$6,000	$5,500	3
2012 2nd	$6,000	$7,250	$6,625	3
2012 3rd	$5,000	$7,200	$6,171	7
2012 4th	$5,000	$5,000	$5,000	1
2013 1st	$5,000	$7,200	$6,340	4
2013 2nd	$5,000	$8,500	$6,500	3
2013 3rd	$5,000	$8,500	$6,875	4
2013 4th	$5,000	$10,000	$7,250	4

Distributions

We did not make any distributions to our members during our fiscal year ended October 31, 2013. We paid distributions of $100.95 per unit to our members during our fiscal year ended October 31, 2012. Our board of governors has discretion over the timing and amount of distributions to our unit holders, subject to certain restrictions in our credit agreements.

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

Performance Graph

The following graph shows a comparison of cumulative total member return since October 31, 2008, calculated on a dividend reinvested basis, for the Company, the NASDAQ Composite Index (the "NASDAQ") and an index of other companies that have the same SIC codes as the Company (the "Industry Index"). The graph assumes $100 was invested in each of our units, the NASDAQ, and the Industry Index on October 31, 2008. Note that historic stock price performance is not necessarily indicative of future unit price performance.

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

ITEM 6. SELECTED FINANCIAL DATA

The following table presents selected financial and operating data as of the dates and for the periods indicated. The selected balance sheet financial data as of October 31, 2011, 2010 and 2009 and the selected statements of operations data and other financial data for the years ended October 31, 2010 and 2009 have been derived from our audited financial statements that are not included in this Form 10-K. The selected balance sheet financial data as of October 31, 2013 and 2012 and the selected statements of operations data and other financial data for each of the years in the three year period ended October 31, 2013 have been derived from the audited financial statements included elsewhere in this Form 10-K. You should read the following table in conjunction with "ITEM 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and the accompanying notes included elsewhere in this Form 10-K. Among other things, those financial statements include more detailed information regarding the basis of presentation for the following financial data.

Statement of Operations Data:	2013	2012	2011	2010	2009
Revenues	$168,682,409	$156,648,625	$160,374,033	$104,849,565	$18,983,802

Cost of Goods Sold	159,305,976	155,785,481	149,540,234	94,993,137	16,064,288

Gross Profit	9,376,433	863,144	10,833,799	9,856,428	2,919,514

Operating Expenses	1,819,444	1,804,031	1,762,414	1,850,905	1,882,608

Operating Income (Loss)	7,556,989	(940,887)	9,071,385	8,005,523	1,036,906

Other Expense	(2,732,930)	(3,184,001)	(3,928,028)	(5,253,117)	(2,528,312)

Net Income (Loss)	$4,824,059	$(4,124,888)	$5,143,357	$2,752,406	$(1,491,406)

Weighted Average Units Outstanding	4,953	4,953	4,953	4,953	4,953

Basic and Diluted Net Income (Loss) Per Unit	$973.97	$(832.81)	$1,038.43	$555.70	$(301.11)

Cash Distributions Per Unit	$—	$100.95	$—	$—	$—

Balance Sheet Data:	2013	2012	2011	2010	2009
Current Assets	$15,905,435	$11,185,608	$15,695,180	$13,745,241	$8,956,961

Net Property and Equipment	80,312,341	86,459,635	91,811,920	97,558,718	103,052,684

Other Assets	4,048,812	4,052,190	3,422,287	3,147,298	3,278,767

Total Assets	$100,266,588	$101,697,433	$110,929,387	$114,451,257	$115,288,412

Current Liabilities	$7,711,996	$6,662,377	$7,741,800	$10,252,887	$7,818,927

Long-Term Debt	41,231,727	47,857,262	50,997,079	56,439,317	62,712,332

Other Liabilities	—	645,589	1,118,709	1,787,375	1,563,985

Members' Equity	51,322,865	46,532,205	51,071,799	45,971,678	43,193,168

Total Liabilities & Members' Equity	$100,266,588	$101,697,433	$110,929,387	$114,451,257	$115,288,412

See "ITEM 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" for further discussion of our financial results.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Fiscal Years Ended October 31, 2013 and 2012

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, gross profit, operating expenses, operating profit (loss) and other items to total revenues in our statements of operations for the fiscal years ended October 31, 2013 and 2012:

	2013		2012
Statements of Operations Data	Amount	%	Amount	%

Revenues	$168,682,409	100.00%	$156,648,625	100.00%
Cost of Goods Sold	159,305,976	94.44%	155,785,481	99.45%
Gross Profit	9,376,433	5.56%	863,144	0.55%
Operating Expenses	1,819,444	1.08%	1,804,031	1.15%
Operating Profit (Loss)	7,556,989	4.48%	(940,887)	(0.60)%
Other Expense, Net	(2,732,930)	(1.62)%	(3,184,001)	(2.03)%
Net Income (Loss)	$4,824,059	2.86%	$(4,124,888)	(2.63)%

The following table shows the sources of our revenues for the fiscal years ended October 31, 2013 and 2012.

	2013		2012
Revenue Sources	Amount	Percentage of Total Revenues	Amount	Percentage of Total Revenues

Ethanol Sales	$130,623,053	77.44%	$123,398,657	78.78%
Modified Wet Distillers Grains Sales	8,460,200	5.02%	7,742,353	4.94%
Dried Distillers Grains Sales	29,599,156	17.54%	25,507,615	16.28%
Total Revenues	$168,682,409	100.00%	$156,648,625	100.00%

Our total revenues were higher for the fiscal year ended October 31, 2013 compared to the fiscal year ended October 31, 2012. Revenue from ethanol sales increased by approximately 5.9% during the fiscal year ended October 31, 2013 compared to the fiscal year ended October 31, 2012 primarily due to higher ethanol prices. The average per gallon ethanol sales price we received for the fiscal year ended October 31, 2013 was approximately 3.7% higher than the average price we received for the fiscal year ended October 31, 2012. In addition, we experienced an increase in the gallons of ethanol sold in the fiscal year ended October 31, 2013 as compared to the fiscal year ended October 31, 2012. The gallons of ethanol we sold during the fiscal year ended October 31, 2013 increased by approximately 2.2% as compared to the number of gallons of ethanol we sold for the fiscal year ended October 31, 2012. In the ordinary course of business, we enter into forward contracts for our commodity purchases and sales. At October 31, 2013, we have forward ethanol sales contracts of approximately 2,100,000 gallons for various delivery periods through December 2013.

Management attributes this increase in the average price we received for our ethanol for the fiscal year ended October 31, 2013 compared to the fiscal year ended October 31, 2012 to a lower national supply of ethanol and a decrease in ethanol imports. Although ethanol prices declined somewhat late in our fiscal year, that decline in ethanol prices has been less than the corresponding decline in corn prices resulting in an improvement in operating margins. Management is optimistic that the current positive operating environment will continue and expects that changes in ethanol prices will generally be directionally consistent with changes in corn and energy prices. However, ethanol prices could face downward pressure if ethanol imports increase or if domestic demand decreases. In addition, ethanol prices could be negatively impacted if the use requirements mandated by the RFS are significantly reduced or eliminated.

Revenue from distillers grains increased by approximately 14.5% during the fiscal year ended October 31, 2013 compared to the fiscal year ended October 31, 2012. Management believes that this is primarily a result of higher distillers grains prices and an increase in the number of tons of dried distillers grains sold during our fiscal year ended October 31, 2013 compared to the fiscal year ended October 31, 2012. For the fiscal year ended October 31, 2013, the average price per ton that we received for our dried distillers grains was approximately 5.2% higher than during the fiscal year ended October 31, 2012. For the fiscal year ended October 31, 2013, the average price per ton that we received for our modified distillers grains was approximately 21.1% higher than during the fiscal year ended October 31, 2012. Conversely, the tons of dried distillers grains we sold during the fiscal year ended October 31, 2013, increased by approximately 10.8% as compared to the tons of dried distillers grains we sold for the fiscal year ended October 31, 2012. The tons of modified distillers grains we sold during the fiscal year ended October 31, 2013, decreased by approximately 9.8% as compared to the fiscal year ended October 31, 2012. However, this was offset by increased price per ton received. As of October 31, 2013, we have forward dried distiller grains sales contracts of approximately 11,475 tons at various fixed prices for various delivery periods through February 2014.

Distillers grains prices typically change in proportion to corn prices and availability of corn. Management attributes the increase in the average price we received for dried distillers grains and modified distillers grains to the high corn prices and lower corn supply we experienced during much of the fiscal year ended October 31, 2013. Corn prices decreased during our third and fourth fiscal quarter due to predictions of a large corn crop which resulted in lower distillers grains prices. However, distillers grains prices have remained strong in relation to corn prices. Management anticipates that distillers grains prices will continue to follow corn prices and change in relation to the availability of corn throughout our fiscal year.

Cost of Goods Sold

Our two largest costs of production are corn (83.1% of cost of goods sold for the fiscal year ended October 31, 2013) and natural gas (4.0% of cost of goods sold for the fiscal year ended October 31, 2013). Our total cost of goods sold was approximately 2.3% more during the fiscal year ended October 31, 2013 compared to the fiscal year ended October 31, 2012. Our average price per bushel of corn for the fiscal year ended October 31, 2013 was approximately the same as compared to the fiscal year ended October 31, 2012. We used approximately 2.9% more bushels of corn in the fiscal year ended October 31, 2013 as compared to the fiscal year ended October 31, 2012.

We experienced high corn prices for the first half of our fiscal year resulting from poor weather conditions in the United States in 2012 which resulted in a limited supply and low corn carryover. However, corn prices decreased during our third fiscal quarter and fourth fiscal quarters in response to reports projecting a record 2013 corn crop. These decreased prices have continued through harvest and subsequent to our 2013 fiscal year end. Management believes that an adequate corn supply will be available in our area to operate the ethanol plant and that prices during our 2014 fiscal year will be lower due to plentiful supply. However, corn prices will likely remain volatile in the future depending on weather conditions and other factors.

In the ordinary course of business, we enter into forward purchase contracts for our commodity purchases. At October 31, 2013, we have no forward corn purchase contracts. We had gains related to corn derivative instruments of approximately $331,000 for the fiscal year ended October 31, 2013, which decreased cost of sales. We had gains related to corn derivative instruments of approximately $481,000 for the fiscal year ended October 31, 2012.

For the fiscal year ended October 31, 2013, we purchased approximately 5.9% more natural gas as compared to the same period of 2012. This increase in natural gas usage is primarily due to an increase in production of ethanol and dried distillers grains. Our average price per MMBTU of natural gas was 6.7% lower for the fiscal year ended October 31, 2013 compared to the fiscal year ended October 31, 2012. Management anticipates that natural gas prices will continue at their current levels unless the natural gas industry experiences production problems or if there are large increases in natural gas demand due to unseasonably cold winter weather conditions.

In the ordinary course of business, we entered into forward purchase contracts for our natural gas purchases. At October 31, 2013, we have natural gas forward contracts for delivery periods through February 2014 for a total commitment of approximately $849,000. We had gains related to natural gas based derivative instruments of approximately $41,000 for the fiscal year ended October 31, 2013. We had losses related to natural gas based derivative instruments of approximately $419,000 for the fiscal year ended October 31, 2012.

Operating Expense

We had operating expense for the fiscal year ended October 31, 2013 of $1,819,444 compared to operating expense of $1,804,031 for the fiscal year ended October 31, 2012. Management attributes this increase in operating expense to increased costs related to our business and property insurance, property taxes and safety supplies. We continue to pursue strategies to optimize efficiencies and maximize production. These efforts may result in a decrease in our operating expenses on a per gallon basis. However, because these expenses do not vary with the level of production at the plant, we expect our operating expenses to remain relatively steady.

Operating Profit (Loss)

We had operating profit for the fiscal year ended October 31, 2013 of $7,556,989 compared to operating loss of $940,887 for the fiscal year ended October 31, 2012. Our income from operations for the fiscal year ended October 31, 2013, was 4.5% of our revenues. This increase in our profitability for the fiscal year ended October 31, 2013, was due primarily to an increase in the price we received for our ethanol which contributed to positive operating margins during the last three quarters of our fiscal year.

Other Expense, Net

We had total other expense for the fiscal year ended October 31, 2013 of $2,732,930 compared to other expense of $3,184,001 for the fiscal year ended October 31, 2012. Our other expense for the fiscal year ended October 31, 2013 consisted primarily of interest expense offset in part by interest rate swap gains and investment income. Management attributes this decrease in other expense primarily to a decrease in interest expense due to our having a lower outstanding balance on our loans.

Results of Operations for the Fiscal Years Ended October 31, 2012 and 2011

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses, operating profit and other items to total revenues in our statements of operations for the fiscal years ended October 31, 2012 and 2011:

	2012		2011
Statements of Operations Data	Amount	%	Amount	%

Revenues	$156,648,625	100.00%	$160,374,033	100.00%
Cost of Goods Sold	155,785,481	99.45%	149,540,234	93.24%
Gross Profit	863,144	0.55%	10,833,799	6.76%
Operating Expenses	1,804,031	1.15%	1,762,414	1.10%
Operating Profit (Loss)	(940,887)	(0.60)%	9,071,385	5.66%
Other Expense	(3,184,001)	(2.03)%	(3,928,028)	(2.45)%
Net Income (Loss)	$(4,124,888)	(2.63)%	$5,143,357	3.21%

Revenues

The following table shows the sources of our revenues for the fiscal years ended October 31, 2012 and 2011.

	2012		2011
Revenue Sources	Amount	Percentage of Total Revenues	Amount	Percentage of Total Revenues

Ethanol Sales	$123,398,657	78.77%	$135,149,520	84.27%
Modified Wet Distillers Grains Sales	7,742,353	4.94%	884,950	0.55%
Dried Distillers Grains Sales	25,507,615	16.29%	24,339,563	15.18%
Total Revenues	$156,648,625	100.00%	$160,374,033	100.00%

Our total revenues were lower for the fiscal year ended October 31, 2012 compared to the fiscal year ended October 31, 2011. Revenue from ethanol sales decreased by approximately 8.6% during the fiscal year ended October 31, 2012 compared to the fiscal year ended October 31, 2011 primarily due to lower ethanol prices. The average ethanol sales price per gallon we received for the fiscal year ended October 31, 2012 was approximately 10.2% lower than the average price we received for the fiscal year ended October 31, 2011. We experienced a slight increase in the gallons of ethanol sold in the fiscal year ended October 31, 2012 as compared to the fiscal year ended October 31, 2011. The gallons of ethanol we sold during the fiscal year ended October 31, 2012 increased by approximately 1.9% as compared to the number of gallons of ethanol we sold for the fiscal year ended October 31, 2011.

Revenue from distillers grains increased by approximately 31.8% during fiscal year ended October 31, 2012 compared to the fiscal year ended October 31, 2011. Management believes that this is primarily a result of the higher distillers grains prices we received and the increase in the number of tons of distillers grains sold during our fiscal year ended October 31, 2012 compared to the fiscal year ended October 31, 2011. For the fiscal year ended October 31, 2012, the average price per ton that we received for our modified distillers grains was approximately 45.2% higher than during the fiscal year ended October 31, 2011. For the fiscal year ended October 31, 2012, the average price per ton that we received for our dried distillers grains was approximately 27.6% higher than during the fiscal year ended October 31, 2011. The tons of dried distillers grains we sold during the fiscal year ended October 31, 2012, decreased by approximately 17.9% as compared to the tons of dried distillers grains we sold for the fiscal year ended October 31, 2011. The tons of modified distillers grains we sold during the fiscal year ended October 31, 2012, increased by approximately 602.5% as compared to the fiscal year ended October 31, 2011.

Cost of Goods Sold

Our two largest costs of production are corn (85.81% of cost of goods sold for the fiscal year ended October 31, 2012) and natural gas (4.27% of cost of goods sold for the fiscal year ended October 31, 2012). Our total cost of goods sold was approximately 4.2% more during the fiscal year ended October 31, 2012 compared to the fiscal year ended October 31, 2011. Our average price per bushel of corn during our 2012 fiscal year increased by approximately 16.6% per bushel compared to the fiscal year ended October 31, 2011 due to market price adjustments. We used approximately 2.8% more bushels of corn in the fiscal year ended October 31, 2012 as compared to the fiscal year ended October 31, 2011. We had gains related to corn derivative instruments of approximately $481,000 for the fiscal year ended October 31, 2012, which decreased cost of sales. We had gains related to corn derivative instruments of approximately $494,000 for the fiscal year ended October 31, 2011.

For the fiscal year ended October 31, 2012, we purchased approximately 3.3% less natural gas as compared to the fiscal year ended October 31, 2011. This decrease in natural gas usage is primarily due to a decrease in production of dried distillers grains. Our average price per MMBTU of natural gas was 7.2% lower during our 2012 fiscal year compared to the fiscal year ended October 31, 2011. We had losses related to natural gas based derivative instruments of approximately $419,000 for the fiscal year ended October 31, 2012. We had no gains or losses related to natural gas based derivative instruments for the fiscal year ended October 31, 2011.

Operating Expense

We had operating expense for the fiscal year ended October 31, 2012 of $1,804,031 compared to operating expense of $1,762,414 for the fiscal year ended October 31, 2011. Management attributes this increase in operating expense to increased costs related to our business and property insurance, property taxes and safety supplies.

Operating Profit (Loss)

We had operating loss for the fiscal year ended October 31, 2012 of $940,887 compared to operating income of $9,071,385 for the fiscal year ended October 31, 2011. Our operating loss for the fiscal year ended October 31, 2012, was (0.60)% of our revenues compared to 5.66% for the fiscal year ended October 31, 2011. Our operating loss for the fiscal year ended October 31, 2012, was due primarily to due to a decrease in the price we received for our ethanol and an increase in the price of corn which resulted in negative operating margins in the second half of our fiscal year.

Other Expense, Net

We had total other expense for the fiscal year ended October 31, 2012 of $3,184,001 compared to other expense of $3,928,028 for the fiscal year ended October 31, 2011. Our other expense for the fiscal year ended October 31, 2012, consisted primarily of interest expense offset in part by interest rate swap gains and investment income.

Changes in Financial Condition for the Fiscal Year Ended October 31, 2013 and 2012

The following table highlights the changes in our financial condition for the fiscal year ended October 31, 2013 from our previous fiscal year ended October 31, 2012:

	October 31, 2013	October 31, 2012
Current Assets	$15,905,435	$11,185,608
Current Liabilities	7,711,996	6,662,377
Long-Term Liabilities	41,231,727	48,502,851

Current Assets. The increase in current assets was primarily the result of an increase in our cash and cash equivalents due to positive operating margins during our last three fiscal quarters which was partially offset by a decrease in accounts receivable and inventories at October 31, 2013 as compared to October 31, 2012. Our primary use of cash was to pay down debt.

Current Liabilities. The increase in current liabilities at October 31, 2013 as compared to October 31, 2012 was due primarily to an increase in current maturities of long-term debt due to required excess cash flow payments.

Long-Term Liabilities. Long-term debt decreased at October 31, 2013 as compared to October 31, 2012 primarily due to scheduled principal repayments on our loans with FNBO. The other liability amounts in 2012 include the long-term portion for the interest rate swap.

Liquidity and Capital Resources

Our primary sources of liquidity are our line of credit and cash generated from operations. Based on financial forecasts performed by our management, we anticipate that we will have sufficient cash from our current credit facilities and cash from our operations to continue to operate the ethanol plant at capacity for the next 12 months. We do not currently anticipate seeking additional equity or debt financing in the near term. However, higher corn prices would significantly increase our cost of goods sold. If increases in cost of goods sold can not be offset by corresponding increases in the prices we receive from the sale of our products, these increases in cost of goods sold can have a significant negative impact on our financial performance. If we experience unfavorable operating conditions in the ethanol industry that prevent us from profitably operating the ethanol plant, we could have difficulty maintaining our liquidity and we may have to secure additional debt or equity financing for working capital or other purposes.

We have entered into a series of definitive agreements with Butamax pursuant to which Butamax has agreed to install and lease its corn oil separation system and license to the Company its corn oil separation technology. Please refer to “ITEM 1 - Business-Business Development” and below for more detail regarding this arrangement. However, because we anticipate that we will pay Butamax monthly license fees, we do not currently anticipate that we will need to secure additional capital resources in order to install or implement the corn oil separation system. We do not currently anticipate that we will need to secure additional capital resources for any other significant purchases of property and equipment in the next 12 months.

The following table shows cash flows for the fiscal years ended October 31, 2013 and 2012:

	October 31, 2013	October 31, 2012

Net cash provided by operating activities	$11,876,872	$3,855,584
Net cash used in investing activities	(440,225)	(1,393,285)
Net cash used in financing activities	(4,999,455)	(4,457,986)

Cash Flow From Operations

We experienced an increase in our cash provided by operating activities for the fiscal year ended October 31, 2013 compared to the fiscal year ended October 31, 2012. This increase was due to an increase in our net income due to positive operating margins during the last three fiscal quarters of the fiscal year ended October 31, 2013. During the fiscal year ended October 31, 2013, our capital needs were being adequately met through cash from our operating activities and our credit facilities.

Cash Flow From Investing Activities

We used less cash for investing activities for the fiscal year ended October 31, 2013, as compared to the fiscal year ended October 31, 2012. This decrease was primarily due to a decrease in capital expenditures and a decrease in our investment in RPMG LLC during the fiscal year ended October 31, 2013.

Cash Flow From Financing Activities

We used more cash from financing activities during the fiscal year ended October 31, 2013 as compared to the fiscal year ended October 31, 2012. This increase was primarily a result of an increase in the amount we paid to FNBO towards the principal balance on our loans during the fiscal year ended October 31, 2013 as compared to the fiscal year ended October 31, 2012. However, we paid a distribution in the amount of $500,000 to our members during the fiscal year ended October 31, 2012.

The following table shows cash flows for the fiscal years ended October 31, 2012 and 2011:

	October 31, 2012	October 31, 2011

Net cash provided by operating activities	$3,855,584	$9,354,989
Net cash used in investing activities	(1,393,285)	(1,259,365)
Net cash used in financing activities	(4,457,986)	(8,524,114)

Cash Flow From Operations

We experienced a decrease in our cash provided by operating activities for the fiscal year period ended October 31, 2012 compared to the fiscal year ended October 31, 2011. This decrease was due to a net loss primarily driven by decreased prices for ethanol during the fiscal year ended October 31, 2012. During the fiscal year ended October 31, 2012, our capital needs were being adequately met through cash from our operating activities and our credit facilities.

Cash Flow From Investing Activities

We used more cash for investing activities for the fiscal year ended October 31, 2012, as compared to the fiscal year ended October 31, 2011. This increase was primarily due to an increase in capital expenditures and an increase in our investment in RPMG LLC during the fiscal year ended October 31, 2012.

Cash Flow From Financing Activities

We used less cash for financing activities during the fiscal year ended October 31, 2012 as compared to the fiscal year ended October 31, 2011. This decrease was primarily a result of a decrease in the amount we paid to FNBO towards the principal balance on our loans during the fiscal year ended October 31, 2012 as compared to the fiscal year ended October 31, 2011. However, we paid a distribution in the amount of $500,000 to our members during the fiscal year ended October 31, 2012.

Short-Term and Long-Term Debt Sources with FNBO

On April 24, 2008, we entered into a Construction Loan Agreement (the “Agreement”) with FNBO for the purpose of funding a portion of the cost of the ethanol plant. With construction complete and the ethanol plant commencing operations, the construction loan converted to a $25,200,000 Fixed Rate Note, a $20,200,000 Variable Rate Note, a $5,000,000 Long-Term Revolving Note, a $5,000,000 line of credit and $5,600,000 to support the issuance of letters of credit by FNBO. As of October 31, 2013, we have $2,500,000 in letters of credit outstanding. We pay interest at a rate of 1.75% on amounts outstanding and the letters of credit are valid until October 2014.

On January 25, 2013, we entered into the Seventh Amendment of Construction Loan Agreement which amended our Agreement with FNBO. The amendment waived our violations at October 31, 2012 of the fixed charge coverage ratio and the minimum net worth covenants. In addition, the amendment amended the calculation of the covenants measuring the fixed charge coverage ratio and the minimum net worth calculation.

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

Fixed Rate Note

The Fixed Rate Note was initially for $25,200,000 with a variable interest rate that is fixed with an interest rate swap. We make monthly principal payments on the Fixed Rate Note for approximately $168,000 plus accrued interest. Interest will accrue on the Fixed Rate Note at the greater of the one-month LIBOR Rate, in effect from time to time, plus 300 basis points or 4%. The applicable interest rate was 4% at October 31, 2013. However, we entered into an interest rate swap agreement with FNBO, which fixes the interest rate on the Fixed Rate Note at 7.6% until June 2014. The outstanding balance on this note was approximately $18,099,000 and $20,234,000 at October 31, 2013 and October 31, 2012, respectively. A final balloon payment on the Fixed Rate Note of approximately $15,191,000 will be due February 26, 2015.

Variable Rate Note

The Variable Rate Note was initially for $20,200,000. We make monthly interest only payments and we will remit quarterly excess cash flow payments to FNBO which will be applied first to interest and then to principal on the Variable Rate Note with a minimum annual principal reduction of $750,000. The minimum annual principal reduction of $750,000 has already been paid at the time of filing. The outstanding balance on this note was approximately $12,480,000 and $15,345,000 at October 31, 2013 and October 31, 2012, respectively.

Interest will accrue on the Variable Rate Note at the greater of the one-month LIBOR rate plus 350 basis points or 5%. The applicable interest rate at October 31, 2013, was 5%. A final balloon payment of approximately $11,729,000 will be due February 26, 2015.

Line of Credit

We have a line of credit available equal to the amount of the Borrowing Base, with a maximum limit of $5,000,000. The Borrowing Base will vary and may at times be less than $5,000,000. Our line of credit expires on April 1, 2014 and accrues interest at the three-month LIBOR rate plus 350 basis points with no minimum interest rate, which was 3.74% at October 31, 2013. The line of credit requires monthly interest payments. As of October 31, 2013, we had not drawn on the line of credit and have a maximum availability of $5,000,000.

Covenants and other Miscellaneous Financing Agreement Terms

As part of the amendment entered into in January 2011, we are required to make additional payments quarterly on debt for up to 50% of the excess cash flow, as defined by the agreement.  As part of the financing agreement, the premium above LIBOR on the loans may be reduced based on a financial ratio.  The agreement is secured by substantially all business assets and is subject to various financial and non-financial covenants that limit distributions and debt and require minimum debt service coverage, net worth, and working capital requirements. FNBO amended the calculation of the covenant measuring the fixed charge coverage ratio for six quarters beginning November 1, 2012 through April 30, 2014 as follows: 0.65:1.00 at January 31, 2013 and April 30, 2013, 0.80:1.00 at July 31, 2013 and October 31, 2013 and 1.05:1.00 at January 31, 2014 and April 30, 2014. The fixed charge coverage ratio will revert to 1.10:1.00 at July 31, 2014 and at the end of each fiscal quarter thereafter. The net worth calculation is amended as of November 1, 2012 to $41,250,000 to be measured quarterly. The minimum working capital requirement was amended to $1,500,000, as of March 29, 2013 to be measured quarterly.

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

Capital Leases

City of Lamberton, Minnesota

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

Butamax

We entered into a series of related definitive agreements dated September 26, 2013 with Butamax which include an Easement for Construction and Process Demonstration Agreement, an Equipment Lease Agreement, a Technology License Agreement, a Technology Demonstration Risk Reduction Agreement and a Security Agreement (collectively, the "Agreements") pursuant to which Butamax has agreed to construct, install and lease its corn oil separation system and license to the Company its proprietary, patent-protected corn oil separation technology.  Pursuant to the Agreements, we agreed to give Butamax access to our plant in order to construct, install, operate, test and commercially validate its corn oil separation system. Butamax retains ownership of the corn oil separation system and technology but agrees to lease it to the Company for a term of 120 months subject to Butamax's right to remove the system if we are in breach of the Agreements. The term of the lease may also be extended or terminated pursuant to the terms of the Agreements and we are responsible for repairs and maintenance of the system and bear the risk of loss. In return, we agree to payment of certain license fees which are subject to being reduced under the terms of the Agreements if the corn oil separation system does not meet certain performance goals.  The Agreements provide that the corn oil separation system shall be conveyed to the Company at the end of the term so long as we are not in breach of the Agreements. We have granted a security interest to Butamax in the corn oil separation system to secure our obligations under the Agreements.  Pursuant to the Agreements, we agreed, subject to certain obligations of confidentiality, to provide Butamax with Company information on a monthly basis including business and financial information and have granted Butamax the option to have a representative present in board and committee meetings as an observer.  We also agreed to give Butamax notice in the event of an issuance or sale of membership interests or convertible debt instruments.  We plan to record this as a capital lease, beginning at the time of "start up" as defined in the Agreements. The total minimum commitment under the lease is approximately $2,500,000.

Contractual Cash Obligations

In addition to our long-term debt obligations, we have certain other contractual cash obligations and commitments. The following tables provide information regarding our contractual obligations and approximate commitments as of October 31, 2013:

	Payment Due by Period
	Total	Less than One Year	One to Three Years	Three to Five Years	After Five Years
Long-Term Debt Obligations	$32,672,683	$6,220,160	$26,452,523	$—	$—
Capital Lease Obligations	25,433,275	1,776,411	6,931,516	5,731,127	10,994,221
Operating Lease Obligations	122,400	122,400	—	—	—
Purchase Obligations	848,880	848,880	—	—	—
Total Contractual Obligations	$59,077,238	$8,967,851	$33,384,039	$5,731,127	$10,994,221

The long-term debt obligations in the table above include both principal and interest payments, and payments on the interest rate swap agreement at the interest rates applicable to the obligations as of October 31, 2013.

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

In April 2008, we entered into an interest fixed rate swap agreement, which is a derivative instrument, in order to manage our exposure to the impact of changing interest rates. The initial notional amount of the swap was $23,305,000. The interest rate swap pays a fixed interest rate on the notional amount at 7.6% until June 2014, and receives a variable interest rate. The changes in the fair value of the interest rate swap are recorded currently in operations. As of October 31, 2013, we had a notional amount of approximately $16,582,000 outstanding in the swap agreement. We do not use hedge accounting which would match the gain or loss on our hedge positions to the interest rate swap being hedged. Instead, we use fair value accounting for our hedge positions, which means that as the current market price of our hedge position changes, the gains and losses are immediately recognized in other income (expense).

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

As of October 31, 2013, the fair values of our corn derivative instruments are reflected as a liability of approximately $467,000. As the prices of the hedged commodity moves in reaction to market trends and information, our statement of operations will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to protect the Company over the term of the contracts for the hedged amounts.

We enter into forward purchase contracts for our natural gas purchases. At October 31, 2013, we have natural gas forward contracts for delivery periods through February 2014 for a total commitment of approximately $849,000.

Subsequent Events

On November 21, 2013 (with an effective date of November 4, 2013), we entered into a Distillers Crude Corn Oil Marketing Agreement (the "Marketing Agreement") with CHS wherein we agreed to sell to CHS, and CHS agrees to purchase, all crude corn oil to be produced at the plant. CHS will pay the actual price that CHS receives from its buyers less a marketing fee, actual freight and transportation costs and certain taxes related to the purchase, delivery or sale of the corn oil. The Marketing Agreement is effective for an initial term which commences on the date on which the plant commences producing corn oil pursuant to our mutual agreement. Following expiration of the initial term, the Marketing Agreement shall automatically renew for successive terms unless terminated in accordance with its terms.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the impact of market fluctuations associated with interest rates and commodity prices as discussed below. We have no exposure to foreign currency risk as all of our business is conducted in U.S. Dollars. We use derivative financial instruments as part of an overall strategy to manage market risk. We may use cash, futures and option contracts to hedge changes to the commodity prices of corn and natural gas. We do not enter into these derivative financial instruments for trading or speculative purposes, nor do we designate these contracts as hedges for accounting purposes. We use derivative financial instruments to alter our exposure to interest rate risk. We entered into a interest rate swap agreement that we did not designate as a hedge for accounting purposes.

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from a term loan (the "Variable Rate Note") and a line of credit bearing a variable interest rate.  As of October 31, 2013, we had $12,480,437 outstanding on our Variable Rate Note. Interest will accrue on the Variable Rate Note at the greater of the one-month LIBOR rate plus 350 basis points or 5%. The applicable interest rate at October 31, 2013, was 5%. If we were to experience a 1% adverse change in our interest rate, the annual effect such change would have on our statement of operations, based on the amount we had outstanding on our variable interest rate loans as of October 31, 2013, would be approximately $125,000. At October 31, 2013, we did not have any amounts outstanding on our line of credit.

The specifics of each note are discussed in greater detail in “Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

In order to reduce the risk caused by interest rate fluctuations, we entered into an interest rate swap agreement. We use the interest rate swap agreement to limit exposure to increased interest rates. The fair value of this interest rate swap agreement is based on widely accepted valuation techniques including discounted cash flow analysis which includes observable market-based inputs. The fair value of the derivative is continually subject to change due to changing market conditions. Although the interest rate swap held by us as of October 31, 2013 serves as an economic hedge, we do not formally designate this instrument as a hedge and, therefore, we record adjustments caused from marking the instrument to market on a monthly basis in other income (expense) on the statements of operations. As of October 31, 2013 and 2012, our interest rate swap's fair value of approximately ($427,000) and ($1,197,000) was included in derivative instruments on the balance sheets.

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

In the ordinary course of business, we enter into forward purchase contracts for our natural gas purchases. At October 31, 2013, we have natural gas forward contracts for delivery periods through February 2014 for a total commitment of approximately $849,000. At October 31, 2013, we have open positions for 2,075,000 bushels of corn on the Chicago Board of Trade and 220,000 dekatherms of natural gas on the New York Mercantile Exchange. These derivatives have not been designated as an effective hedge for accounting purposes. Corn and natural gas derivatives are forecasted to settle through October 2014. For the fiscal year ended October 31, 2013, we recorded a gain due to the change in fair value of our outstanding corn derivative positions and our outstanding natural gas derivative positions of approximately $331,000 and $41,000, respectively.

As corn prices move in reaction to market trends and information, our statements of operations will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to produce long-term positive growth for us.

A sensitivity analysis has been prepared to estimate our exposure to ethanol, distillers grains, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas prices and average ethanol and distillers grains prices as of October 31, 2013 of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from October 31, 2013. The results of this analysis, which may differ from actual results, are approximately as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price as of 10/31/13	Approximate Adverse Change to Income
Natural Gas	1,419,392	MMBTU	10%	$634,042
Ethanol	57,999,999	Gallons	10%	$10,324,000
Corn	19,999,966	Bushels	10%	$8,459,986
DDGs	157,457	Tons	10%	$3,023,174

For comparison purposes, the results of our sensitivity analysis for October 31, 2012 were as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price as of 10/31/12	Approximate Adverse Change to Income
Natural Gas	1,362,998	MMBTU	10%	$538,384
Ethanol	57,999,900	Gallons	10%	$13,049,977
Corn	19,931,237	Bushels	10%	$14,505,940
DDGs	157,457	Tons	10%	$4,034,993

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Governors and Members
Highwater Ethanol, LLC

We have audited the accompanying balance sheet of Highwater Ethanol, LLC (the Company) as of October 31, 2013, and the related statements of operations, comprehensive income (loss), changes in members’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2013 financial statements referred to above present fairly, in all material respects, the financial position of the Company as of October 31, 2013, and the results of its operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey LLP

Sioux Falls, South Dakota
January 16, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Governors
Highwater Ethanol, LLC
Lamberton, Minnesota

We have audited the accompanying balance sheet of Highwater Ethanol, LLC (the Company) as of October 31, 2012, and the related statements of operations, comprehensive income (loss), and changes in members' equity, and cash flows for each of the years in the two year period ended October 31, 2012. Highwater Ethanol, LLC's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Highwater Ethanol, LLC as of October 31, 2012, and the results of its operations and its cash flows for each of the years in the two year period ended October 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

/s/ Boulay, Heutmaker, Zibell & Co., P.L.L.P

Certified Public Accountants

Minneapolis, Minnesota
January 29, 2013

HIGHWATER ETHANOL, LLC
Balance Sheets

ASSETS	October 31, 2013	October 31, 2012

Current Assets
Cash and cash equivalents	$7,869,188	$1,431,996
Deposits with broker	1,025,324	600,192
Restricted short-term investments	—	14,841
Accounts receivable	3,271,738	4,927,791
Inventories	3,595,878	4,146,426
Prepaids and other	143,307	64,362
Total current assets	15,905,435	11,185,608

Property and Equipment
Land and land improvements	6,853,912	6,847,696
Buildings	38,450,065	38,368,076
Office equipment	367,508	353,657
Plant and process equipment	60,890,831	60,803,735
Vehicles	41,994	41,994
Construction in progress	5,672	27,529
	106,609,982	106,442,687
Less accumulated depreciation	(26,297,641)	(19,983,052)
Net property and equipment	80,312,341	86,459,635

Other Assets
Investment in RPMG	1,730,626	1,512,475
Restricted marketable securities	1,556,139	1,518,000
Debt issuance costs, net	570,590	825,988
Deposits	191,457	195,727
Total other assets	4,048,812	4,052,190

Total Assets	$100,266,588	$101,697,433

Notes to Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Balance Sheets

LIABILITIES AND MEMBERS' EQUITY	October 31, 2013	October 31, 2012

Current Liabilities
Accounts payable	$1,714,221	$2,016,384
Accrued expenses	553,942	631,109
Deferred revenue	22,317	—
Derivative instruments	894,106	1,113,554
Current maturities of long-term debt	4,527,410	2,901,330
Total current liabilities	7,711,996	6,662,377

Long-Term Debt	41,231,727	47,857,262

Other Liabilities	—	222,652

Derivative Instruments	—	422,937

Commitments and Contingencies

Members' Equity
Members' equity, 4,953 units issued, authorized and outstanding	51,322,865	46,532,205
Total Liabilities and Members’ Equity	$100,266,588	$101,697,433

Notes to Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Statements of Operations

	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	October 31, 2013	October 31, 2012	October 31, 2011

Revenues	$168,682,409	$156,648,625	$160,374,033

Cost of Goods Sold	159,305,976	155,785,481	149,540,234

Gross Profit	9,376,433	863,144	10,833,799

Operating Expenses	1,819,444	1,804,031	1,762,414

Operating Profit (Loss)	7,556,989	(940,887)	9,071,385

Other Income (Expense)
Interest income	68,009	70,859	73,309
Other income	23,930	67,757	52,870
Interest expense	(4,048,031)	(4,282,900)	(4,743,553)
Gain on interest rate swap	769,925	741,480	689,346
Income from equity investment	453,237	218,803	—
Total other expense, net	(2,732,930)	(3,184,001)	(3,928,028)

Net Income (Loss)	$4,824,059	$(4,124,888)	$5,143,357

Weighted Average Units Outstanding	4,953	4,953	4,953
Basic and Diluted Net Income (Loss) Per Unit	$973.97	$(832.81)	$1,038.43
Distributions Per Unit	$—	$100.95	$—

Notes to Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Statements of Comprehensive Income (Loss)

	Year Ended	Year Ended	Year Ended
	October 31, 2013	October 31, 2012	October 31, 2011

Net Income (Loss)	$4,824,059	$(4,124,888)	$5,143,357
Other Comprehensive Income (Loss)
Unrealized losses on restricted marketable securities	(33,399)	(51,478)	(43,236)
Comprehensive Income (Loss)	$4,790,660	$(4,176,366)	$5,100,121

Notes to Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Statement of Changes in Members' Equity

	Members' Equity	Accumulated Other Comprehensive Income (Loss)	Total

Balance - October 31, 2010	$45,853,240	$118,438	$45,971,678

Net income	5,143,357	—	5,143,357

Unrealized loss on restricted marketable securities	—	(43,236)	(43,236)

Balance - October 31, 2011	50,996,597	75,202	51,071,799

Net loss	(4,124,888)	—	(4,124,888)

Member distributions	(500,000)	—	(500,000)

Equity adjustment in investee	136,772	—	136,772

Unrealized loss on restricted marketable securities	—	(51,478)	(51,478)

Balance - October 31, 2012	46,508,481	23,724	46,532,205

Net income	4,824,059	—	4,824,059

Unrealized loss on restricted marketable securities	—	(33,399)	(33,399)

Balance - October 31, 2013	$51,332,540	$(9,675)	$51,322,865

Notes to Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Statements of Cash Flows

	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	October 31, 2013	October 31, 2012	October 31, 2011

Cash Flows from Operating Activities
Net income (loss)	$4,824,059	$(4,124,888)	$5,143,357
Adjustments to reconcile net income (loss) to net cash provided by operations
Depreciation and amortization	6,580,350	6,556,622	6,558,855
Equity in earnings in RPMG used to settle liability	(453,237)	—	—
Interest payments made from restricted cash	—	67,276	67,281
Change in fair value of derivative instruments	—	138,662	267,129
Increase in restricted short-term investments from net interest earned	—	(67,276)	(67,275)
Change in assets and liabilities
Restricted marketable securities	(56,697)	(134,472)	(397,869)
Deposits with broker	(425,132)	—	—
Accounts receivable, including members	1,656,053	2,566,060	(2,729,263)
Inventories	550,548	21,444	269,802
Derivative instruments	(642,385)	(741,479)	(755,663)
Prepaids and other	(74,675)	9,195	435,659
Deferred revenue	22,317	—	—
Accounts payable	(27,162)	(554,736)	691,869
Accrued expenses	(77,167)	119,176	(128,893)
Net cash provided by operating activities	11,876,872	3,855,584	9,354,989

Cash Flows from Investing Activities
Acquisitions of property and equipment	(206,159)	(938,976)	(835,623)
Proceeds from sale of property and equipment	28,500	—	—
Investment in RPMG	(262,566)	(454,309)	(423,742)
Net cash used in investing activities	(440,225)	(1,393,285)	(1,259,365)

Cash Flows from Financing Activities
Payments on long-term debt	(4,999,455)	(3,957,986)	(8,524,114)
Member distributions	—	(500,000)	—
Net cash used in financing activities	(4,999,455)	(4,457,986)	(8,524,114)

Net Increase (Decrease) in Cash and Cash Equivalents	6,437,192	(1,995,687)	(428,490)

Cash and cash equivalents – Beginning of Period	1,431,996	3,427,683	3,856,173

Cash and cash equivalents – End of Period	$7,869,188	$1,431,996	$3,427,683

Supplemental Cash Flow Information
Cash paid for interest expense	$3,635,989	$3,871,613	$4,200,379

Supplemental Disclosure of Noncash Financing and Investing Activities
Unrealized loss on restricted marketable securities	$(33,399)	$(51,478)	$(43,236)
Capital expenditures included in accounts payable	$—	$—	$12,391
Investment in RPMG included in accounts payable	$—	$275,000	$181,258
Investment in RPMG included in long-term liabilities	$—	$222,652	$—
Equity adjustment in investee	$—	$136,772	$—
Notes to Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Notes to Financial Statements
October 31, 2013 and 2012

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

Cash and Cash Equivalents

The Company maintains its accounts primarily at one financial institution. At times throughout the year, the cash balances may exceed amounts insured by the Federal Deposit Insurance Corporation. The Company does not believe it is exposed to any significant credit risk on cash and cash equivalent balances.

Deposits with Broker

The Company maintains deposits with broker as part of the derivative instruments described in Note 7. Deposits with broker consist of cash balances which are recorded at cost and adjusted for any uncollectability.

Restricted Short-Term Investments

The Company maintains restricted short-term investments as part of the capital lease financing agreement. The restricted short-term investments include money market accounts and similar debt instruments. The Company does not believe it is exposed to any significant credit risk on these balances.

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
October 31, 2013 and 2012

Accounts Receivable

Credit terms are extended to customers in the normal course of business. The Company routinely monitors accounts receivable and customer balances are generally kept current at 30 days or less. The Company generally requires no collateral.

Accounts receivable are recorded at their estimated net realizable value. Accounts are considered past due if payment is not made on a timely basis in accordance with the Company’s credit terms. Accounts considered uncollectible are written off. The Company’s estimate of the allowance for doubtful accounts is based on historical experience, its evaluation of the current status of receivables, and unusual circumstances, if any. At October 31, 2013 and 2012, the Company believed that such amounts would be collectible and an allowance was not considered necessary.

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

Depreciation is computed using the straight-line method over the following estimated useful lives:

	Minimum Years	Maximum Years
Land improvements	15	20
Buildings	10	20
Office equipment	5	5
Plant and process equipment	10	20
Vehicles	7	7

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

In August 2009, the Company completed construction of its ethanol production facilities with installed capacity of 50 million gallons per year. The carrying value of these facilities at October 31, 2013 was approximately $80.3 million. In accordance with the Company’s policy for evaluating impairment of long-lived assets described above, management evaluates the recoverability of the facilities based on projected future cash flows from operations over the facilities’ estimated useful lives. In determining the projected future undiscounted cash flows, the Company makes significant assumptions concerning the future viability of the ethanol industry, the future price of corn in relation to the future price of ethanol and the overall demand in relation to production and supply capacity. The Company has not recorded any impairment as of October 31, 2013 and 2012.

HIGHWATER ETHANOL, LLC
Notes to Financial Statements
October 31, 2013 and 2012

Derivative Instruments

Derivatives are recognized in the balance sheets and the measurement of these instruments are at fair value. In order for a derivative to qualify as a hedge, specific criteria must be met and appropriate documentation maintained. Gains and losses from derivatives that do not qualify as hedges, or are undesignated, must be recognized immediately in earnings. If the derivative does qualify as a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will be either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings.

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

In order to reduce the risk caused by interest rate fluctuations, the Company entered into an interest rate swap agreement. This contract is used with the intention to limit exposure to increased interest rates. The fair value of this contract is based on widely accepted valuation techniques including discounted cash flow analysis which includes observable market-based inputs. The fair value of the derivative is continually subject to change due to changing market conditions. Although this serves as an economic hedge, the Company does not formally designate this instrument as a hedge and, therefore, records in earnings adjustments caused from marking the instrument to market on a monthly basis as a gain (loss) on interest rate swap. Net cash settlements on the interest rate swap are recognized as interest expense.

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

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, restricted short-term investments, accounts receivable, and accounts payable, and other working capital items approximate fair value at October 31, 2013 and 2012 due to the short maturity nature of these instruments.

The carrying value of restricted marketable securities approximate their fair value based on quoted market prices at year end. The carrying value of derivative instruments approximates fair value based on widely accepted valuation techniques including discounted cash flow analysis which includes observable market-based inputs.

The Company believes the carrying amount of the long-term debt approximates the fair value due to a significant portion of total indebtedness containing variable interest rates and this rate is a market interest rate for these borrowings. The Company determined it is not practicable to estimate the fair value of the capital lease debt since the agreement contains unique terms, conditions and restrictions which are negotiated at arms length and there was no readily determinable similar instrument on which to base an estimate of fair value.

Investments

The Company has an investment interest in an unlisted company, Renewable Fuels Marketing Group, LLC (RPMG), who markets the Company’s ethanol. This investment is a flow-through entity and is being accounted for by the equity method of accounting under which the Company’s share of RPMG net income is recognized as income in the Company’s statements of operations and added to the investment account. Distributions or dividends received from the investment are treated as a reduction of the investment account. The Company has a 7% interest in RPMG. The Company consistently follows the practice of recognizing the net income based on a one month lag. Therefore, the net income which is reported in the Company’s statements of operations for the years

HIGHWATER ETHANOL, LLC
Notes to Financial Statements
October 31, 2013 and 2012

ended October 31, 2013 and 2012 is based on the investee’s results of operations for the twelve month periods ended September 30, 2013 and 2012.

Debt Issuance Costs

Costs associated with the issuance of debt are recorded as debt issuance costs and are amortized over the term of the related debt by use of the effective interest method.

Net Income (Loss) per Unit

Basic net income (loss) per unit is computed by dividing net income (loss) by the weighted average number of members’ units outstanding during the period. Diluted net income per unit is computed by dividing net income by the weighted average number of members’ units and members’ unit equivalents outstanding during the period. There were no member unit equivalents outstanding during the periods presented; accordingly, for all periods presented, the Company’s basic and diluted net income (loss) per unit are the same.

Income Taxes

The Company is treated as a partnership for federal and state income tax purposes and generally does not incur income taxes. Instead, their income or losses are included in the income tax returns of the members and partners. Accordingly, no provision or liability for federal or state income taxes has been included in these financial statements.

The Company recognizes and measures tax benefits when realization of the benefits is uncertain under a two-step approach. The first step is to determine whether the benefit meets the more-likely-than-not condition for recognition and the second step is to determine the amount to be recognized based on the cumulative probability that exceeds 50%. The Company has not recognized any liability for unrecognized tax benefits and has not identified any uncertain tax positions.

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

Segment Reporting

Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker or decision making group in deciding how to allocate resources and in assessing performance. The Company has determined that it has one reportable business segment, the manufacture and marketing of fuel-grade ethanol and the co-products of the ethanol production process. The Company's chief operating decision maker reviews financial information of the Company as a whole for purposes of assessing financial performance and making operating decisions. Accordingly, the Company considers itself to be operating in a single industry segment.

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

HIGHWATER ETHANOL, LLC
Notes to Financial Statements
October 31, 2013 and 2012

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

The Company purchases all corn from a single supplier, a related party, under a grain procurement agreement described in Note 13.

The Company sold all ethanol produced to a related party under an ethanol marketing agreement described in Note 13. Total sales for the years ended October 31, 2013, 2012 and 2011 were $130,869,245, $122,718,876, and $135,443,140, respectively. Accounts receivable as of October 3, 2013 and 2012 were $2,312,825 and and $2,325,490, respectively.

4. FAIR VALUE MEASUREMENTS

Various inputs are considered when determining the value of financial instruments. The inputs or methodologies used for valuing financial instruments are not necessarily an indication of the risk associated with investing in these instruments. These inputs are summarized in the three broad levels listed below:

•
Level 1 inputs are quoted prices in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

•	Level 2 inputs include the following:

◦	Quoted prices in active markets for similar assets or liabilities.

◦	Quoted prices in markets that are not active for identical or similar assets or liabilities.

◦	Inputs other than quoted prices that are observable for the asset or liability.

◦	Inputs that are derived primarily from or corroborated by observable market data by correlation or other means.

•	Level 3 inputs are unobservable inputs for the asset or liability.

The following table provides information on those assets measured at fair value on a recurring basis.

	Fair Value as of	Fair Value Measurement Using
	October 31, 2013	Level 1	Level 2	Level 3
Restricted marketable securities	$1,556,139	$1,556,139	$—	$—
Derivative instrument - interest rate swap	$(427,091)	$—	$(427,091)	$—
Derivative instrument - commodities	$(467,015)	$(467,015)	$—	$—

	Fair Value as of	Fair Value Measurement Using
	October 31, 2012	Level 1	Level 2	Level 3
Restricted marketable securities - current	$14,841	$14,841	$—	$—
Restricted marketable securities - long-term	$1,518,000	$1,518,000	$—	$—
Derivative instrument - interest rate swap	$(1,197,016)	$—	$(1,197,016)	$—
Derivative instrument - commodities	$(339,475)	$(339,475)	$—	$—

The fair value of restricted marketable securities is based on quoted market prices in an active market. The Company determined

HIGHWATER ETHANOL, LLC
Notes to Financial Statements
October 31, 2013 and 2012

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

5. RESTRICTED MARKETABLE SECURITIES

The cost and fair value of the Company's restricted marketable securities consist of the following at October 31, 2013:

	Amortized Cost	Gross Unrealized Losses	Fair Value

Restricted marketable securities - Long-term municipal obligations	$1,565,814	$(9,675)	$1,556,139

The cost and fair value of the Company's restricted marketable securities consist of the following at October 31, 2012:

	Amortized Cost	Gross Unrealized Gains	Fair Value

Restricted marketable securities - Current municipal obligations	$14,612	$229	$14,841

Restricted marketable securities - Long-term municipal obligations	1,494,505	23,495	1,518,000

Total restricted marketable securities	$1,509,117	$23,724	$1,532,841

The long-term restricted marketable securities relate to the debt service reserve fund required by the capital lease agreement. The Company had unrealized loss of $9,675 and unrealized gains of $23,724, and $75,202 included in accumulated other comprehensive income at October 31, 2013, October 31, 2012 and October 31, 2011, respectively.

Shown below are the contractual maturities of marketable securities with fixed maturities at October 31, 2013. Actual maturities may differ from contractual maturities because certain securities may contain early call or prepayment rights. Although these are due within one year they are classified as long-term since they are held in the debt service reserve fund, for long-term debt and are reinvested when due.

Due within 1 year	$1,556,139

Total	$1,556,139

HIGHWATER ETHANOL, LLC
Notes to Financial Statements
October 31, 2013 and 2012

6. INVENTORIES

Inventories consisted of the following at:

	October 31, 2013	October 31, 2012

Raw materials	$986,199	$1,219,867
Spare parts and supplies	1,241,515	959,482
Work in process	883,278	1,362,851
Finished goods	484,886	604,226
Total	$3,595,878	$4,146,426

7. DERIVATIVE INSTRUMENTS

As of October 31, 2013, the Company had entered into corn and natural gas derivative instruments and an interest rate swap agreement, which are required to be recorded as either assets or liabilities at fair value in the balance sheet. The Company uses these instruments to manage risks from changes in market rates and prices. They are not used for speculative purposes. Derivatives qualify for treatment as hedges when there is a high correlation between the change in fair value of the derivative instrument and the related change in value of the underlying hedged item. The Company may designate the hedging instruments based upon the exposure being hedged as a fair value hedge, a cash flow hedge or a hedge against foreign currency exposure. The derivative instruments outstanding at October 31, 2013 and 2012 are not designated as effective hedges for accounting purposes.

Interest Rate Swap

At October 31, 2013 and 2012, the interest rate swap had a notional amount of approximately $16,582,000 and $18,829,000, respectively, that pays a fixed rate and receives a variable rate, that effectively fixes the interest rate on the Fixed Rate Note referred to in Note 9 at 7.6% until June 2014.

Corn and Natural Gas Contracts

As of October 31, 2013, the Company has open positions for 2,075,000 bushels of corn and 220,000 dekatherms of natural gas. Management expects all open positions outstanding as of October 31, 2013 to be realized within the next twelve months.

The following tables provide details regarding the Company's derivative instruments at October 31:

Instrument	Balance Sheet location	Liabilities
		2013	2012
Interest rate swap	Derivative instruments	$427,091	$1,197,016
Commodities	Derivative instruments	$467,015	$339,475

The following tables provide details regarding the gains (losses) from the Company's derivative instruments in the statements of operations, none of which are designated as hedging instruments:

	Statement of	Year Ended October 31
	Operations location	2013	2012	2011
Interest rate swap	Other income (expense)	$769,925	$741,480	$689,346
Corn contracts	Cost of goods sold	331,488	481,013	493,632
Natural gas contracts	Cost of goods sold	41,198	(419,021)	—

HIGHWATER ETHANOL, LLC
Notes to Financial Statements
October 31, 2013 and 2012

8. INVESTMENT IN RPMG

The financial statements of RPMG are summarized as of and for the years ended September 30 as follows:

	September 30, 2013	September 30, 2012

Current assets	$138,356,633	$154,285,332
Other assets	688,613	644,431
Current liabilities	104,550,866	129,832,966
Long-term liabilities	—	136,000
Members' equity	34,494,380	24,960,797
Revenue	4,107,686,492	3,773,258,524
Net income	5,879,093	2,399,699

9. DEBT FINANCING

Long-term debt consists of the following at:

	October 31, 2013	October 31, 2012
Fixed rate note payable, see terms below	$18,098,700	$20,233,688

Variable rate note payable, see terms below	12,480,437	15,344,904

Capital lease	15,180,000	15,180,000

Total	45,759,137	50,758,592

Less amounts due within one year	4,527,410	2,901,330

Net long-term debt	$41,231,727	$47,857,262

Bank Financing

The Company has two promissory notes including a $25,200,000 Fixed Rate Note and a $20,200,000 Variable Rate Note. The promissory notes are described in the credit agreement and below. The credit agreement also provides a revolving line of credit for $5,000,000 and supports the issuance of letters of credit up to $5,600,000, all of which are secured by substantially all assets.

Fixed Rate Note

The Fixed Rate Note was initially $25,200,000 and has a variable interest rate that is fixed with an interest rate swap through June 2014. The Company makes monthly principal payments on the Fixed Rate Note of approximately $168,000 plus accrued interest. Interest accrues on the Fixed Rate Note at the greater of the one-month LIBOR rate plus 300 basis points or 4%, which was 4% at October 31, 2013. A final balloon payment on the Fixed Rate Note of approximately $15,191,000 will be due February 26, 2015.

Variable Rate Note

The Variable Rate Note was initially $20,200,000. The Company makes monthly payments of interest only. Interest accrues on the Variable Rate Note at the greater of the one-month LIBOR rate plus 350 basis points or 5%, which was 5% at October 31, 2013. The Company also makes quarterly 50% excess cash flow payments which are first applied to interest and then to principal on the Variable Rate Note with a minimum annual principal reduction of $750,000 which has been made at the time of this filing. A final balloon payment of approximately $11,729,000 will be due February 26, 2015.

HIGHWATER ETHANOL, LLC
Notes to Financial Statements
October 31, 2013 and 2012

Line of Credit

The Company's Line of Credit accrues interest at the 90 day LIBOR plus 350 basis points which was 3.74% at October 31, 2013. The line of credit requires monthly interest payments. In March 2013, the Company extended the line of credit to April 2014. At October 31, 2013 and 2012, there are no borrowings outstanding and the maximum availability was $5,000,000.

The loan agreements are secured by substantially all business assets and are subject to various financial and non-financial covenants that limit distributions and debt and require minimum debt service coverage, net worth, and working capital requirements.

As of October 31, 2013, the Company has letters of credit outstanding of $2,500,000. The Company pays interest at a rate of 1.75% on amounts outstanding and the letters of credit expire in October 2014.

Capital Lease

In April 2008, the Company entered into a lease agreement with the City of Lamberton, Minnesota, (the City) in order to finance equipment for the plant. The lease has a term from April 1, 2008 through April 1, 2028 unless terminated earlier. The City financed the purchase of equipment through Solid Waste Facilities Revenue Bonds Series 2008A totaling $15,180,000.

Under the equipment lease agreement with the City, the Company started making interest payments on November 25, 2008 and monthly thereafter at an implicit interest rate of 8.5%. The monthly capital lease interest payments correspond to 1/6 the semi-annual interest payments due on the Bonds on the next interest payment date. Monthly capital lease payments for principal are scheduled to begin on November 25, 2014. These payments will equal 1/12 the annual principal payments scheduled to become due on the corresponding bonds on the next principal payment date.

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

The estimated maturities of the long-term debt at October 31, 2013 are as follows:

2014	$4,527,410
2015	27,335,060
2016	1,510,000
2017	1,639,167
2018	1,778,333
2019 and thereafter	8,969,167

Long-term debt	$45,759,137

10. LEASES

The Company leases rail cars and equipment under operating and capital leases. Rail car leases include additional payments for usage beyond specified levels. Total lease expense for the years ending October 31, 2013, 2012 and 2011 was approximately $240,000, $222,000, and $193,000 respectively.

Future minimum lease payments under the capital leases are as follows at October 31, 2013:

HIGHWATER ETHANOL, LLC
Notes to Financial Statements
October 31, 2013 and 2012

	Operating	Capital
2014	$122,400	$1,290,300
2015	—	2,573,633
2016	—	2,691,217
2017	—	2,692,033
2018	—	2,691,871
After 2018	—	10,994,221
Total	$122,400	22,933,275
Less amount representing interest		7,753,275
Present value of minimum lease payments		15,180,000
Less current maturities		—
Long-term debt		$15,180,000

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

12. INCOME TAXES

The Company has adopted an October 31 fiscal year end, but has a tax year end of December 31. The differences between financial statement basis and tax basis of assets are estimated as follows:

	October 31, 2013	October 31, 2012

Financial statement basis of total assets	$100,266,588	$101,697,433

Organizational and start-up costs	2,840,342	3,104,560
Book to tax depreciation	(27,846,650)	(16,420,732)

Income tax basis of total assets	$75,260,280	$88,381,261

The differences between the financial statement basis and tax basis of the Company's liabilities are estimated as follows:

	October 31, 2013	October 31, 2012

Financial statement basis of total liabilities	$48,943,723	$55,165,228

Less: Derivative instruments	(894,106)	(1,197,016)

Income tax basis of total liabilities	$48,049,617	$53,968,212

13. COMMITMENTS AND CONTINGENCIES

Marketing Agreements

The Company entered into an ethanol marketing agreement with their current marketer (RPMG) to purchase, market, and distribute all the ethanol produced by the Company. The Company also entered into a member control agreement with the marketer whereby the Company made capital contributions and became a minority owner of the marketer. The member control agreement became effective on February 1, 2011 and provides the Company a membership interest with voting rights. The marketing agreement will terminate if the Company ceases to be a member. The Company will assume certain of the member’s rail car leases if the agreement is terminated. In August 2012, the Company entered into an amended and restated marketing agreement that became effective on October 1, 2012 with the marketer. The amended and restated agreement provides that its marketer is its exclusive ethanol marketer and that the Company can sell its ethanol either through an index arrangement or at an agreed upon fixed price. The marketing agreement is perpetual until terminated according to the agreement.  The Company may be obligated to continue to market its ethanol through the marketer for a period of time. The amended agreement requires minimum capital amounts invested as required under the agreement.

We entered into a distillers grains marketing agreement with a marketer to market all our dried distillers grains we produce at the plant. Under the agreement they will charge a maximum of $2.00 per ton and a minimum of $1.50 per ton price using 2% of the FOB plant price actually received by them for all dried distillers grains removed by them from our plant. The agreement will remain in effect unless otherwise terminated by either party with 120 days notice. Under the agreement, they will be responsible for all transportation arrangements for the distribution of our dried distillers grains. Beginning in July 2011, we market and sell our own modified and wet distillers grains (MWDG).

Grain Procurement Contract

The Company has entered into a grain procurement agreement with a grain elevator to provide all of the corn needed for the operation of the ethanol plant. Under the agreement, the Company purchases corn at the local market price delivered to the plant plus a fixed fee per bushel of corn. The agreement expires in August 2016.

Regulatory Agencies

The Company is subject to oversight from regulatory agencies regarding environmental concerns which arise in the ordinary course of its business.

Forward Contracts

The Company has forward contracts in place for natural gas purchases for approximately $849,000 through February 2014, which represents approximately 45% of the Company's projected usage for the corresponding time period. At October 31, 2013, the Company has 2,100,000 gallons of forward, fixed price ethanol sales contracts for various delivery periods through December 2013. In addition, the Company has forward dried distiller grains sales contracts of approximately 12,000 tons at various fixed prices for various delivery periods through February 2014.

Capital Lease

The Company entered into a series of related definitive agreements dated September 26, 2013, with an unrelated party for the construction, installation and lease of a corn oil separation system and license of corn oil separation technology.  The Company expects to lease the corn oil separation system and technology for a term of 120 months subject to the other party's right to remove the system upon default by the Company and subject to extension or termination pursuant to the terms of the agreements. The Company is responsible for repairs and maintenance of the system and bears the risk of loss. The Company will pay certain license fees which are subject to being reduced if the corn oil separation system does not meet certain performance goals.  The corn oil separation system shall be conveyed to the Company at the end of the term so long as the Company is not in breach. The Company granted a security interest in the corn oil separation system to secure its obligations under the agreements.  In addition the Company agreed, subject to certain obligations of confidentiality, to provide the other party with Company information on a monthly basis including business and financial information and granted the other party the option to have a representative present in board and committee meetings as an observer.  The Company also agreed to give the other party notice in the event of an issuance or sale of Company membership interests or convertible debt instruments.  The Company plans to record this as a capital lease, beginning at the time of "start up" as defined in the agreements. The total minimum commitment under the lease is approximately $2,500,000.

HIGHWATER ETHANOL, LLC
Notes to Financial Statements
October 31, 2013 and 2012

14. QUARTERLY FINANCIAL DATA (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year Ended October 31, 2013
Revenues	$43,201,533	$42,638,894	$44,801,707	$38,040,275
Gross profit (loss)	(529,082)	1,986,332	2,611,765	5,307,418
Operating income (loss)	(1,057,604)	1,549,396	2,211,508	4,853,689
Net income (loss)	(1,746,420)	770,314	1,565,598	4,234,567
Basic and diluted earnings (loss) per unit	(352.60)	155.52	316.09	854.95

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year Ended October 31, 2012
Revenues	$39,827,576	$33,771,321	$39,240,928	$43,808,800
Gross profit (loss)	2,337,847	(980,751)	185,590	(679,542)
Operating income (loss)	1,822,732	(1,467,528)	(203,503)	(1,092,588)
Net income (loss)	965,975	(2,330,276)	(1,068,852)	(1,691,735)
Basic and diluted earnings (loss) per unit	195.03	(470.48)	(215.80)	(341.56)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year Ended October 31, 2011
Revenues	$36,269,498	$37,394,958	$43,133,745	$43,575,832
Gross profit	2,084,072	2,434,143	2,342,598	3,972,986
Operating income	1,646,780	1,962,542	1,865,282	3,596,781
Net income	1,044,647	837,477	673,093	2,588,140
Basic and diluted earnings per unit	210.91	169.08	135.90	522.54

The above quarterly financial data is unaudited, but in the opinion of management, all adjustments necessary for a fair presentation of the selected data for these periods presented have been included.

15. SUBSEQUENT EVENT

On November 21, 2013 (with an effective date of November 4, 2013), Highwater Ethanol, LLC (the "Company") entered into a Distillers Crude Corn Oil Marketing Agreement (the "Marketing Agreement") with CHS, Inc. ("CHS") wherein the Company agrees to sell to CHS, and CHS agrees to purchase, all crude corn oil ("Oil") to be produced at the Company's ethanol plant. Under the Marketing Agreement, CHS will execute contracts with buyers after giving prior notice of the terms and conditions thereof to the Company and receiving direction from the Company to accept such contracts. For all Oil sold to CHS under the Marketing Agreement, CHS will pay to the Company the actual price that CHS receives from its buyers less a marketing fee, actual freight and transportation costs and certain taxes related to the purchase, delivery or sale of the Oil. The Company agrees to provide Oil meeting certain specifications as provided in the Marketing Agreement and the Marketing Agreement provides for a process by which CHS can reject nonconforming Oil. The Marketing Agreement is effective for an initial term which commences on the date on which the ethanol plant commences producing Oil pursuant to the mutual agreement of CHS and the Company. Following expiration of the initial term, the Marketing Agreement shall automatically renew for successive terms unless terminated by CHS or the Company in accordance with the Marketing Agreement.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

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

Our management, including our Chief Executive Officer (the principal executive officer), Brian Kletscher, along with our Chief Financial Officer (the principal financial officer), Lucas Schneider, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of October 31, 2013.  Based on this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992 (“COSO”). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of October 31, 2013.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of our 2013 fiscal year, which were identified in connection with management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference from the definitive proxy statement for our 2014 annual meeting of members to be filed with the Securities Exchange Commission within 120 days after the end of our 2013 fiscal year. This proxy statement is referred to in this report as the 2014 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from the 2014 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED MEMBER MATTERS

The information required by this Item is incorporated by reference from the 2014 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference from the 2014 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference from the 2014 Proxy Statement.

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

(3)	Exhibits

Exhibit No.	Exhibit	Filed Herewith	Incorporated by Reference
3.1	Articles of Organization of the registrant.		Exhibit 3.1 to the registrant's registration statement on Form SB-2 (Commission File 333-137482).
3.2	Second Amended and Restated Member Control Agreement of the registrant.		Exhibit 3.2 to the registrant's registration Form 10-Q filed with the Commission on March 22, 2011.
4.1	Form of Membership Unit Certificate.		Exhibit 4.2 to the registrant's registration statement on Form SB-2 (Commission File 333-137482).
10.1	Grain Procurement Agreement and Amendment with Meadowland Farmers Co-op.		Exhibit 10.6 to the registrant's registration statement on Form SB-2 (Commission File 33-137482).
10.2	Energy Management Agreement dated June 8, 2006 between Highwater Ethanol, LLC and U.S. Energy Services, Inc.		Exhibit 10.9 to the registrant's registration statement on Form SB-2 (Commission File 33-137482).
10.3	Redwood Electric Service Agreement dated June 28, 2007.		Exhibit 99.1 to the registrant's Form 8-K filed with the Commission on July 3, 2007.
10.4	Distillers Grains Marketing Agreement with CHS, Inc. dated October 11, 2007.		Exhibit 10.4 to the registrant's Form 10-KSB filed with the Commission on January 29, 2008.
10.5	Lease Agreement dated April 1, 2008 with the City of Lamberton, MN.		Exhibit 10.2 to the registrant's Form 10-QSB filed with the Commission on June 13, 2008.
10.6	Trust Indenture dated April 1, 2008 with the City of Lamberton, MN and U.S. Bank National Association.		Exhibit 10.3 to the registrant's Form 10-QSB filed with the Commission on June 13, 2008.
10.7	Guaranty Agreement dated April 1, 2008 with U.S. Bank National Association.		Exhibit 10.4 to the registrant's Form 10-QSB filed with the Commission on June 13, 2008.
10.8	Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Financing Statement dated April 1, 2008 with U.S. Bank National Association.		Exhibit 10.6 to the registrant's Form 10-QSB filed with the Commission on June 13, 2008.
10.9	Security Agreement dated April 1, 2008 with U.S. Bank National Association.		Exhibit 10.7 to the registrant's Form 10-QSB filed with the Commission on June 13, 2008.
10.10	Intercreditor Agreement dated April 24, 2008 with First National Bank of Omaha and U.S. Bank National Association.		Exhibit 10.8 to the registrant's Form 10-QSB filed with the Commission on June 13, 2008.
10.11	Construction Loan Agreement dated April 24, 2008 with First National Bank of Omaha.		Exhibit 10.10 to the registrant's Form 10-QSB filed with the Commission on June 13, 2008.
10.12	Construction Loan Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Financing Statement dated April 24, 2008 with First National Bank of Omaha.		Exhibit 10.11 to the registrant's Form 10-QSB filed with the Commission on June 13, 2008.
10.13	Security Agreement dated April 25, 2008 with First National Bank of Omaha.		Exhibit 10.12 to the registrant's Form 10-QSB filed with the Commission on June 13, 2008.

10.14	$10,000,000 Construction Note dated April 24, 2008 with First National Bank of Omaha.	Exhibit 10.13 to the registrant's Form 10-QSB filed with the Commission on June 13, 2008.
10.15	$2,000,000 Construction Note dated April 25, 2008 with First National Bank of Omaha.	Exhibit 10.14 to the registrant's Form 10-QSB filed with the Commission on June 13, 2008.
10.16	$9,000,000 Construction Note dated April 25, 2008 with First National Bank of Omaha.	Exhibit 10.15 to the registrant's Form 10-QSB filed with the Commission on June 13, 2008.
10.17	$13,646,000 Construction Note dated April 25, 2008 with First National Bank of Omaha.	Exhibit 10.16 to the registrant's Form 10-QSB filed with the Commission on June 13, 2008.
10.18	$500,000 Construction Note dated April 25, 2008 with First National Bank of Omaha.	Exhibit 10.17 to the registrant's Form 10-QSB filed with the Commission on June 13, 2008.
10.19	$1,000,000 Construction Note dated April 25, 2008 with First National Bank of Omaha.	Exhibit 10.18 to the registrant's Form 10-QSB filed with the Commission on June 13, 2008.
10.20	$14,254,000 Construction Note dated April 25, 2008 with First National Bank of Omaha.	Exhibit 10.19 to the registrant's Form 10-QSB filed with the Commission on June 13, 2008.
10.21	Promissory Note and Continuing Letter of Credit Agreement dated April 24, 2008 with First National Bank of Omaha.	Exhibit 10.20 to the registrant's Form 10-QSB filed with the Commission on June 13, 2008.
10.22	Centerpoint Natural Gas Agreement dated June 26, 2008.	Exhibit 10.26 to the registrant's Form 10-QSB filed with the Commission on September 15, 2008.
10.23	Trinity Industries Leasing Company Railroad Car Lease Agreement dated July 1, 2009.	Exhibit 10.2 to the registrant's Form 10-Q filed with the Commission on June 15, 2009.
10.24	Interest Rate Swap Agreement dated April 25, 2008.	Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on September 21, 2009.
10.25	First Amendment to Construction Loan Agreement dated August 11, 2009.	Exhibit 10.2 to the registrant's Form 10-Q filed with the Commission on September 21, 2009.
10.26	First Amendment and Restated Revolving Promissory Note dated August 11, 2009.	Exhibit 10.3 to the registrant's Form 10-Q filed with the Commission on September 21, 2009.
10.27	First Amendment and Restated Revolving Promissory Note (1 million) dated August 11, 2009.	Exhibit 10.4 to the registrant's Form 10-Q filed with the Commission on September 21, 2009.
10.28	First Amendment and Restated Revolving Promissory Note (2646 million) dated August 11, 2009.	Exhibit 10.5 to the registrant's Form 10-Q filed with the Commission on September 21, 2009.
10.29	Fixed Rate Note between First National Bank of Omaha and Highwater Ethanol, LLC dated February 26, 2010.	Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on March 17, 2010.
10.30	Fixed Rate Note between Heritage Bank and Highwater Ethanol, LLC dated February 26, 2010.	Exhibit 10.2 to the registrant's Form 10-Q filed with the Commission on March 17, 2010.
10.31	Fixed Rate Note between United FCS and Highwater Ethanol, LLC dated February 26, 2010.	Exhibit 10.3 to the registrant's Form 10-Q filed with the Commission on March 17, 2010.
10.32	Fixed Rate Note between AgStar Financial Services, PCA and Highwater Ethanol, LLC dated February 26, 2010.	Exhibit 10.4 to the registrant's Form 10-Q filed with the Commission on March 17, 2010.
10.33	Fixed Rate Note between Deere Credit and Highwater Ethanol, LLC dated February 26, 2010.	Exhibit 10.5 to the registrant's Form 10-Q filed with the Commission on March 17, 2010.

10.34	Fixed Rate Note between First Bank & Trust and Highwater Ethanol, LLC dated February 26, 2010.	Exhibit 10.6 to the registrant's Form 10-Q filed with the Commission on March 17, 2010.
10.35	Fixed Rate Note between Granite Falls Bank and Highwater Ethanol, LLC dated February 26, 2010.	Exhibit 10.7 to the registrant's Form 10-Q filed with the Commission on March 17, 2010.
10.36	Variable Rate Note between Highwater Ethanol, LLC and First National Bank of Omaha dated February 26, 2010.	Exhibit 10.8 to the registrant's Form 10-Q filed with the Commission on March 17, 2010.
10.37	Variable Rate Note between Heritage Bank and Highwater Ethanol, LLC dated February 26, 2010.	Exhibit 10.9 to the registrant's Form 10-Q filed with the Commission on March 17, 2010.
10.38	Variable Rate Note between United FCS and Highwater Ethanol, LLC dated February 26, 2010.	Exhibit 10.10 to the registrant's Form 10-Q filed with the Commission on March 17, 2010.
10.39	Variable Rate Note between AgStar Financial Services, PCA and Highwater Ethanol, LLC dated February 26, 2010.	Exhibit 10.11 to the registrant's Form 10-Q filed with the Commission on March 17, 2010.
10.40	Variable Rate Note between Deere Credit and Highwater Ethanol, LLC dated February 26, 2010.	Exhibit 10.12 to the registrant's Form 10-Q filed with the Commission on March 17, 2010.
10.41	Variable Rate Note between First Bank & Trust and Highwater Ethanol, LLC dated February 26, 2010.	Exhibit 10.13 to the registrant's Form 10-Q filed with the Commission on March 17, 2010.
10.42	Variable Rate Note between Granite Falls Bank and Highwater Ethanol, LLC dated February 26, 2010.	Exhibit 10.14 to the registrant's Form 10-Q filed with the Commission on March 17, 2010.
10.43	Long Term Revolving Note between Highwater Ethanol, LLC and First National Bank of Omaha dated February 26, 2010.	Exhibit 10.15 to the registrant's Form 10-Q filed with the Commission on March 17, 2010.
10.44	Long Term Revolving Rate Note between Heritage Bank and Highwater Ethanol, LLC dated February 26, 2010.	Exhibit 10.16 to the registrant's Form 10-Q filed with the Commission on March 17, 2010.
10.45	Long Term Revolving Rate Note between United FCS and Highwater Ethanol, LLC dated February 26, 2010.	Exhibit 10.17 to the registrant's Form 10-Q filed with the Commission on March 17, 2010.
10.46	Long Term Revolving Rate Note between AgStar Financial Services, PCA and Highwater Ethanol, LLC dated February 26, 2010.	Exhibit 10.18 to the registrant's Form 10-Q filed with the Commission on March 17, 2010.
10.47	Long Term Revolving Rate Note between Deere Credit and Highwater Ethanol, LLC dated February 26, 2010.	Exhibit 10.19 to the registrant's Form 10-Q filed with the Commission on March 17, 2010.
10.48	Long Term Revolving Rate Note between First Bank & Trust and Highwater Ethanol, LLC dated February 26, 2010.	Exhibit 10.20 to the registrant's Form 10-Q filed with the Commission on March 17, 2010.
10.49	Long Term Revolving Rate Note between Granite Falls Bank and Highwater Ethanol, LLC dated February 26, 2010.	Exhibit 10.21 to the registrant's Form 10-Q filed with the Commission on March 17, 2010.
10.50	RPMG Ethanol Fuel Marketing Agreement dated February 1, 2011.+	Exhibit 10.50 to the registrant's Form 10-K filed with the Commission on February 3, 2011.
10.51	Third Amendment of Construction Loan Agreement dated January 28, 2011.	Exhibit 10.51 to the registrant's Form 10-K filed with the Commission on February 3, 2011.
10.52	First Amended and Restated Variable Rate Note between Highwater Ethanol, LLC and First National Bank of Omaha dated January 31, 2011.	Exhibit 10.52 to the registrant's Form 10-K filed with the Commission on February 3, 2011.

10.53	First Amended and Restated Variable Rate Note between Heritage Bank and Highwater Ethanol, LLC dated January 31, 2011.	Exhibit 10.53 to the registrant's Form 10-K filed with the Commission on February 3, 2011.
10.54	First Amended and Restated Variable Rate Note between United FCS and Highwater Ethanol, LLC dated January 31, 2011.	Exhibit 10.54 to the registrant's Form 10-K filed with the Commission on February 3, 2011.
10.55	First Amended and Restated Variable Rate Note between AgStar Financial Services, PCA and Highwater Ethanol, LLC dated January 31, 2011.	Exhibit 10.55 to the registrant's Form 10-K filed with the Commission on February 3, 2011.
10.56	First Amended and Restated Variable Rate Note between Deere Credit and Highwater Ethanol, LLC dated January 31, 2011.	Exhibit 10.56 to the registrant's Form 10-K filed with the Commission on February 3, 2011.
10.57	First Amended and Restated Variable Rate Note between First Bank & Trust and Highwater Ethanol, LLC dated January 31, 2011.	Exhibit 10.57 to the registrant's Form 10-K filed with the Commission on February 3, 2011.
10.58	First Amended and Restated Variable Rate Note between Granite Falls Bank and Highwater Ethanol, LLC dated January 31, 2011.	Exhibit 10.58 to the registrant's Form 10-K filed with the Commission on February 3, 2011.
10.59	First Amended and Restated Long Term Revolving Note between Highwater Ethanol, LLC and First National Bank of Omaha dated January 31, 2011.	Exhibit 10.59 to the registrant's Form 10-K filed with the Commission on February 3, 2011.
10.60	First Amended and Restated Long Term Revolving Rate Note between Heritage Bank and Highwater Ethanol, LLC dated January 31, 2011.	Exhibit 10.60 to the registrant's Form 10-K filed with the Commission on February 3, 2011.
10.61	First Amended and Restated Long Term Revolving Rate Note between United FCS and Highwater Ethanol, LLC dated January 31, 2011.	Exhibit 10.61 to the registrant's Form 10-K filed with the Commission on February 3, 2011.
10.62	First Amended and Restated Long Term Revolving Rate Note between AgStar Financial Services, PCA and Highwater Ethanol, LLC dated January 31, 2011.	Exhibit 10.62 to the registrant's Form 10-K filed with the Commission on February 3, 2011.
10.63	First Amended and Restated Long Term Revolving Rate Note between Deere Credit and Highwater Ethanol, LLC dated January 31, 2011.	Exhibit 10.63 to the registrant's Form 10-K filed with the Commission on February 3, 2011.
10.64	First Amended and Restated Long Term Revolving Rate Note between First Bank & Trust and Highwater Ethanol, LLC dated January 31, 2011.	Exhibit 10.64 to the registrant's Form 10-K filed with the Commission on February 3, 2011.
10.65	First Amended and Restated Long Term Revolving Rate Note between Granite Falls Bank and Highwater Ethanol, LLC dated January 31, 2011.	Exhibit 10.65 to the registrant's Form 10-K filed with the Commission on February 3, 2011.
10.66	Fourth Amendment of Construction Loan Agreement between First National Bank of Omaha and Highwater Ethanol, LLC dated February 26, 2011.	Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on March 22, 2011.
10.67	Amended and Restated Revolving Promissory Note with Deere Credit, Inc. dated February 26, 2011.	Exhibit 10.2 to the registrant's Form 10-Q filed with the Commission on March 22, 2011.

10.68	Third Amended and Restated Revolving Promissory Note with First National Bank of Omaha dated February 26, 2011.		Exhibit 10.3 to the registrant's Form 10-Q filed with the Commission on March 22, 2011.
10.69	Third Amended and Restated Revolving Promissory Note with First Bank & Trust dated February 26, 2011.		Exhibit 10.4 to the registrant's Form 10-Q filed with the Commission on March 22, 2011.
10.70	Fifth Amendment of Construction Loan Agreement between First National Bank of Omaha and Highwater Ethanol, LLC dated August 26, 2011.		Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on September 12, 2011.
10.71	Fourth Amended and Restated Revolving Promissory Note between First National Bank of Omaha and Highwater Ethanol, LLC dated August 26, 2011.		Exhibit 10.2 to the registrant's Form 10-Q filed with the Commission on September 12, 2011.
10.72	Fourth Amended and Restated Revolving Promissory note between First National Bank of Omaha and Highwater Ethanol, LLC dated August 26, 2011.		Exhibit 10.3 to the registrant's Form 10-Q filed with the Commission on September 12, 2011.
10.73	Fifth Amended and Restated Revolving Promissory Note between First National Bank of Omaha and Highwater Ethanol, LLC dated April 1, 2012.		Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on June 12, 2012.
10.74	Fifth Amended and Restated Revolving Promissory Note between First National Bank of Omaha and Highwater Ethanol, LLC dated April 1, 2012.		Exhibit 10.2 to the registrant's Form 10-Q filed with the Commission on June 12, 2012.
10.75	Sixth Amendment of Construction Loan Agreement between First National Bank of Omaha and Highwater Ethanol, LLC dated April 1, 2012.		Exhibit 10.3 to the registrant's Form 10-Q filed with the Commission on June 12, 2012.
10.76	Amended and Restated Ethanol Marketing Agreement between RPMG, Inc. and Highwater Ethanol, LLC dated August 27, 2012. +		Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on September 14, 2012.
10.77	Seventh Amendment of Construction Loan Agreement between First National Bank of Omaha and Highwater Ethanol, LLC dated January 25, 2013		Exhibit 10.77 to the registrant's Form 10-K filed with the Commission on January 29, 2013.
10.78	Eighth Amendment of Construction Loan Agreement dated March 29, 2013.		Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on June 10, 2013.
10.79	Easement for Construction and Process Demonstration Agreement between Butamax Advanced Biofuels LLC and Highwater Ethanol, LLC dated September 26, 2013.+	X
10.80	Eqiupment Lease Agreement between Butamax Advanced Biofuels LLC and Highwater Ethanol, LLC dated September 26, 2013.+	X
10.81	Technology Demonstration Risk Reduction Agreement between Butamax Advanced Biofuels LLC and Highwater Ethanol, LLC dated September 26, 2013.+	X
10.82	Security Agreement between Butamax Advanced Biofuels LLC and Highwater Ethanol, LLC dated September 26, 2013.+	X

10.83	Technology License Agreement between Butamax Advanced Biofuels LLC and Highwater Ethanol, LLC dated September 26, 2013.+	X
10.84	Distillers Crude Corn Oil Marketing Agreement between CHS Inc. and Highwater Ethanol, LLC dated November 4, 2013.+	X
10.85	2014 Bonus Plan for CEO and CFO	X
14.1	Code of Ethics of Highwater Ethanol, LLC adopted on June 26, 2008.		Exhibit 14.1 to the registrant's Form 10-K filed with the Commission on January 29, 2013.
31.1	Certificate Pursuant to 17 CFR 240.13a-14(a)	X
31.2	Certificate Pursuant to 17 CFR 240.13a-14(a)	X
32.1	Certificate Pursuant to 18 U.S.C. Section 1350	X
32.2	Certificate Pursuant to 18 U.S.C. Section 1350	X
101
The following financial information from Highwater Ethanol, LLC's Annual Report on Form 10-K for the fiscal year ended October 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets as of October 31, 2013 and October 31, 2012, (ii) Statements of Operations for the fiscal years ended October 31, 2013, 2012 and 2011, (iii) Statement of Changes in Members' Equity and Comprehensive Income (Loss); (iv) Statements of Cash Flows for the fiscal years ended October 31, 2013, 2012 and 2011, and (v) the Notes to Financial Statements.**

(+)     Confidential Treatment Requested.
(X)    Filed herewith
**     Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HIGHWATER ETHANOL, LLC

Date:	January 15, 2014	/s/ Brian Kletscher
Brian Kletscher
Chief Executive Officer
(Principal Executive Officer)

Date:	January 15, 2014	/s/ Lucas Schneider
Lucas Schneider
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	January 15, 2014	/s/ David G. Moldan
David G. Moldan, Chairman and Governor

Date:	January 15, 2014	/s/ Timothy J. VanDerWal
Timothy J. VanDerWal, Vice Chairman and Governor

Date:	January 15, 2014	/s/ Warren Walter Pankonin
Warren Walter Pankonin, Secretary and Governor

Date:	January 15, 2014	/s/ Luke Spalj
Luke Spalj, Treasurer and Governor

Date:	January 15, 2014	/s/ Scott Brittenham
Scott Brittenham, Governor

Date:	January 15, 2014	/s/ Russell J. Derickson
Russell J. Derickson, Governor

Date:	January 15, 2014	/s/ William Garth
William Garth, Governor

Date:	January 15, 2014	/s/ George M. Goblish
George M. Goblish, Governor

Date:	January 15, 2014	/s/ Ronald E. Jorgenson
Ronald E. Jorgenson, Governor