Form 10-Q
period 2014-01-31
HIGHWATER ETHANOL LLC
filed 2014-03-05
CIK 1371451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended January 31, 2014

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
☐ Yes     ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  As of March 5, 2014, there were 4,953 membership units outstanding.

PART I    FINANCIAL INFORMATION

Item 1. Financial Statements

HIGHWATER ETHANOL, LLC
Condensed Unaudited Balance Sheets

ASSETS	January 31, 2014	October 31, 2013

Current Assets
Cash and cash equivalents	$14,710,641	$7,869,188
Deposits with broker	752,304	1,025,324
Accounts receivable	3,190,201	3,271,738
Inventories	4,732,799	3,595,878
Prepaids and other	104,278	143,307
Total current assets	23,490,223	15,905,435

Property and Equipment
Land and land improvements	6,853,912	6,853,912
Buildings	38,450,065	38,450,065
Office equipment	388,189	367,508
Plant and process equipment	60,898,167	60,890,831
Vehicles	41,994	41,994
Construction in progress	239,854	5,672
	106,872,181	106,609,982
Less accumulated depreciation	(27,882,441)	(26,297,641)
Net property and equipment	78,989,740	80,312,341

Other Assets
Equity method investments	1,728,686	1,730,626
Restricted marketable securities	1,520,967	1,556,139
Debt issuance costs, net	510,781	570,590
Deposits	191,457	191,457
Total other assets	3,951,891	4,048,812

Total Assets	$106,431,854	$100,266,588

LIABILITIES AND MEMBERS' EQUITY

Current Liabilities
Accounts payable	$2,133,531	$1,714,221
Accrued expenses	919,816	553,942
Customer deposits	668,156	22,317
Derivative instruments	632,916	894,106
Current maturities of long-term debt	6,845,737	4,527,410
Total current liabilities	11,200,156	7,711,996

Long-Term Debt	36,156,771	41,231,727

Commitments and Contingencies

Members' Equity
Members' equity, 4,953 units issued, authorized and outstanding	59,074,927	51,322,865

Total Liabilities and Members’ Equity	$106,431,854	$100,266,588
Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Condensed Unaudited Statements of Operations

	Three Months Ended	Three Months Ended
	January 31, 2014	January 31, 2013

Revenues	$38,587,712	$43,201,533

Cost of Goods Sold	29,387,379	43,730,615

Gross Profit (Loss)	9,200,333	(529,082)

Operating Expenses	648,843	528,522

Operating Profit (Loss)	8,551,490	(1,057,604)

Other Income (Expense)
Interest income	7,257	33,669
Other income	2,368	1,608
Interest expense	(911,062)	(1,050,528)
Gain on interest rate swap	182,429	205,440
Income (loss) from equity method investments	(78,940)	120,995
Total other expense, net	(797,948)	(688,816)

Net Income (Loss)	$7,753,542	$(1,746,420)

Weighted Average Units Outstanding	4,953	4,953
Basic and Diluted Net Income (Loss) Per Unit	$1,565.42	$(352.60)
Distributions Per Unit	$—	$—

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Condensed Unaudited Statements of Comprehensive Income (Loss)

	Three Months Ended	Three Months Ended
	January 31, 2014	January 31, 2013

Net Income (Loss)	$7,753,542	$(1,746,420)
Other Comprehensive Income (Loss)
Unrealized losses on restricted marketable securities	(1,480)	(12,226)
Comprehensive Income (Loss)	$7,752,062	$(1,758,646)

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Condensed Unaudited Statements of Cash Flows

	Three Months Ended	Three Months Ended
	January 31, 2014	January 31, 2013

Cash Flows from Operating Activities
Net income (loss)	$7,753,542	$(1,746,420)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations
Depreciation and amortization	1,644,609	1,644,726
Equity in earnings (loss) of equity method investments	78,940	(120,995)
Change in assets and liabilities
Restricted marketable securities	33,692	(33,639)
Deposits with broker	273,020	26,237
Accounts receivable	81,537	161,860
Inventories	(1,136,921)	(491,495)
Derivative instruments	(261,189)	(218,328)
Prepaids and other	39,029	(26,457)
Customer deposits	645,839	233,123
Accounts payable	338,427	41,348
Accrued expenses	365,874	98,406
Net cash provided by (used in) operating activities	9,856,399	(431,634)

Cash Flows from Investing Activities
Capital expenditures	(181,317)	(63,174)
Investment in equity method investment	(77,000)	(73,590)
Net cash used in investing activities	(258,317)	(136,764)

Cash Flows from Financing Activities
Proceeds from line of credit	—	2,100,000
Payments on long-term debt	(2,756,629)	(506,013)
Net cash provided by (used in) financing activities	(2,756,629)	1,593,987

Net Increase in Cash and Cash Equivalents	6,841,453	1,025,589

Cash and cash equivalents – Beginning of Period	7,869,188	1,431,996

Cash and cash equivalents – End of Period	$14,710,641	$2,457,585

Supplemental Cash Flow Information
Cash paid for interest expense	$842,633	$953,704

Supplemental Disclosure of Noncash Financing and Investing Activities
Unrealized loss on restricted marketable securities	$(1,480)	$(12,226)
Reduction in liabilities related to RPMG investment	$—	$194,585
Capital expenditures included in accounts payable	$80,883	$—
Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
January 31, 2014

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations.  The accompanying balance sheet and related notes as of October 31, 2013 are derived from the audited financial statements as of that date. These condensed financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company’s audited financial statements for the year ended October 31, 2013, contained in the Company’s Form 10-K.

In the opinion of management, the interim condensed financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for fair presentation of the Company’s financial position as of January 31, 2014 and the results of operations and cash flows for all periods presented.

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

HIGHWATER ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
January 31, 2014

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

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts receivable, accounts payable, and other working capital items approximate fair value at January 31, 2014 due to the short maturity nature of these instruments.

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

Equity Method Investments

The Company has an investment interest in an unlisted company, Renewable Products Marketing Group, LLC (RPMG), who markets the Company’s ethanol. This investment is a flow-through entity and is being accounted for by the equity method of accounting under which the Company’s share of RPMG net income is recognized as income in the Company’s statements of operations and added to the investment account. Distributions or dividends received from the investment are treated as a reduction of the investment account. The Company has a 7% interest in RPMG. The Company consistently follows the practice of recognizing the net income based on a one month lag. Therefore, the net income which is reported in the Company’s income statement for the quarter ended January 31, 2014 is based on the investee’s results of operations for the three month period ended December 31, 2013.

Railcar Damages Accrual

In accordance with the railcar lease agreements, the Company is required to pay for damages considered to be in excess of normal wear and tear at the termination of the lease. The Company accrues the estimated cost for railcar damages over the term of the lease.

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

HIGHWATER ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
January 31, 2014

adverse effect on the Company’s operations, profitability, and availability of cash flows to make loan payments and maintain compliance with the loan agreement.

3. FAIR VALUE MEASUREMENTS

The following table provides information on those assets (liabilities) measured at fair value on a recurring basis.

	Fair Value as of	Fair Value Measurement Using
	January 31, 2014	Level 1	Level 2	Level 3
Restricted marketable securities	$1,520,967	$1,520,967	$—	$—
Derivative instrument - interest rate swap	$(244,662)	$—	$(244,662)	$—
Derivative instrument - commodities	$(388,254)	$(388,254)	$—	$—

	Fair Value as of	Fair Value Measurement Using
	October 31, 2013	Level 1	Level 2	Level 3
Restricted marketable securities - long-term	$1,556,139	$1,556,139	$—	$—
Derivative instrument - interest rate swap	$(427,091)	$—	$(427,091)	$—
Derivative instrument - commodities	$(467,015)	$(467,015)	$—	$—

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

4. RESTRICTED MARKETABLE SECURITIES

The cost and fair value of the Company's restricted marketable securities consist of the following at January 31, 2014:

	Amortized Cost	Gross Unrealized Losses	Fair Value

Restricted marketable securities - Long-term municipal obligations	$1,532,122	$(11,155)	$1,520,967

The cost and fair value of the Company's restricted marketable securities consist of the following at October 31, 2013:

	Amortized Cost	Gross Unrealized Losses	Fair Value

Restricted marketable securities - Long-term municipal obligations	$1,565,814	$(9,675)	$1,556,139

The long-term restricted marketable securities relate to the debt service reserve fund required by the capital lease agreement. The Company had unrealized losses of $11,155 and $9,675 included in accumulated other comprehensive income at January 31, 2014, October 31, 2013, respectively.

HIGHWATER ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
January 31, 2014

Shown below are the contractual maturities of marketable securities with fixed maturities at January 31, 2014. Actual maturities may differ from contractual maturities because certain securities may contain early call or prepayment rights. These are classified as long-term since they are held in the debt service reserve fund for long-term debt and are reinvested when due.

Due within 1 year	$1,520,967
Total	$1,520,967

5. INVENTORIES

Inventories consisted of the following at:

	January 31, 2014	October 31, 2013

Raw materials	$1,622,881	$986,199
Spare parts and supplies	1,431,713	1,241,515
Work in process	916,061	883,278
Finished goods	762,144	484,886
Total	$4,732,799	$3,595,878

6. DERIVATIVE INSTRUMENTS

As of January 31, 2014, the Company had entered into corn and natural gas derivative instruments and an interest rate swap agreement, which are required to be recorded as either assets or liabilities at fair value in the statement of financial position. Derivatives qualify for treatment as hedges when there is a high correlation between the change in fair value of the derivative instrument and the related change in value of the underlying hedged item. The Company must designate the hedging instruments based upon the exposure being hedged as a fair value hedge, a cash flow hedge or a hedge against foreign currency exposure. The derivative instruments outstanding at January 31, 2014 are not designated as effective hedges for accounting purposes.

Interest Rate Swap

At January 31, 2014, the Company had an interest rate swap with a notional amount of approximately $15,992,000 that fixes the interest rate for a corresponding amount of long-term debt at 7.6% until June 2014.

Corn and Natural Gas Contracts

As of January 31, 2014, the Company has open positions for 449,000 bushels of corn and 135,000 dekatherms of natural gas. Management expects all open positions outstanding as of January 31, 2014 to be realized within the next twelve months.

The following tables provide details regarding the Company's derivative instruments and deposits with broker at January 31, 2014:

Instrument	Balance Sheet location	Assets	Liabilities
Interest rate swap	Derivative instruments	$—	$244,662
Corn and natural gas contracts	Derivative instruments	—	388,254
		—	632,916
Deposits with broker	Deposits with broker	752,304	—
		$752,304	$632,916

The following tables provide details regarding the gains (losses) from the Company's derivative instruments in the statements of operations, none of which are designated as hedging instruments:

HIGHWATER ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
January 31, 2014

	Statement of	Three Months Ended January 31,
	Operations location	2014	2013
Interest rate swap	Other income (expense)	$182,429	$205,440
Ethanol contracts	Revenues	39,106	—
Corn contracts	Cost of goods sold	(390,483)	(39,948)
Natural gas contracts	Cost of goods sold	109,054	(7,436)

7. DEBT FINANCING

Long-term debt consists of the following at:

	January 31, 2014	October 31, 2013
Fixed rate note payable, see terms below	$17,551,086	$18,098,700

Variable rate note payable, see terms below	10,271,422	12,480,437

Capital lease	15,180,000	15,180,000

Total	43,002,508	45,759,137

Less amounts due within one year	(6,845,737)	(4,527,410)

Net long-term debt	$36,156,771	$41,231,727

Bank Financing

The Company has two promissory notes including a $25,200,000 Fixed Rate Note and a $20,200,000 Variable Rate Note. The promissory notes are described in the credit agreement and below. The credit agreement also provided a revolving loan for $5,000,000 and supports the issuance of letters of credit up to $5,600,000, all of which are secured by substantially all assets.

Fixed Rate Note

The Fixed Rate Note was initially $25,200,000 and has a variable interest rate that is fixed with an interest rate swap. The Company makes monthly principal payments on the Fixed Rate Note of approximately $182,000 plus accrued interest. Interest accrues on the Fixed Rate Note at the greater of the one-month LIBOR rate plus 300 basis points or 4%, which was 4% at January 31, 2014. A final balloon payment on the Fixed Rate Note of approximately $15,191,000 will be due February 26, 2015.

Variable Rate Note

The Variable Rate Note was initially $20,200,000. The Company makes monthly payments of interest only. Interest accrues on the Variable Rate Note at the greater of the one-month LIBOR rate plus 350 basis points or 5%, which was 5% at January 31, 2014. The Company also makes quarterly 50% excess cash flow payments which are first applied to interest and then to principal on the Variable Rate Note with a minimum annual principal reduction of $750,000 which has been made at the time of this filing. A final balloon payment of approximately $10,271,000 will be due February 26, 2015.

Line of Credit

The Company's Line of Credit accrues interest at the 90 day LIBOR plus 350 basis points which was 3.74% at January 31, 2014. The line of credit requires monthly interest payments. In March 2013, the Company extended the line of credit to April 2014. At January 31, 2014, there are no borrowings outstanding and the maximum availability was $5,000,000.

The loan agreements are secured by substantially all business assets and are subject to various financial and non-financial covenants that limit distributions and debt and require minimum debt service coverage, net worth, and working capital requirements.

HIGHWATER ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
January 31, 2014

As of January 31, 2014, the Company has letters of credit outstanding of $2,500,000. The Company pays interest at a rate of 1.75% on amounts outstanding and the letters of credit are valid until October 31, 2014.

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

The estimated maturities of the long-term debt at January 31, 2014 are as follows:

2015	$6,845,737
2016	22,630,104
2017	1,541,667
2018	1,673,333
2019	1,815,833
2020 and thereafter	8,495,834

Long-term debt	$43,002,508

8. COMMITMENTS AND CONTINGENCIES

Regulatory Agencies

The Company is subject to oversight from regulatory agencies regarding environmental concerns which arise in the ordinary course of its business.

Forward Contracts

The Company has forward contracts in place for natural gas purchases for approximately $473,000 through April, which represents approximately 37% of the Company's projected usage for the corresponding time period. At January 31, 2014, the Company has 4,420,000 gallons of forward fixed price ethanol sales contracts for various periods through April 2014. In addition, the Company has forward dried distiller gains sales contracts of approximately 26,000 tons at various fixed prices for various delivery periods through September 2014.

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

HIGHWATER ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
January 31, 2014

9. SUBSEQUENT EVENTS

On February 26, 2014, in connection with and in preparation for the refinancing of the debt facility as described below, the Company paid $7,639,971 towards the balance of our Variable Rate Note, leaving a combined balance due of $20,000,000 on the Fixed Rate Note and Variable Rate Note. The Company also terminated the interest rate swap. In connection with terminating the interest rate swap, the Company paid $234,550.

On February 27, 2014, the Company entered into a Credit Agreement with Ag Star Financial Services, PCA ("AgStar") for the purpose of refinancing the debt facility previously held by FNBO. The Credit Agreement provides for a $20,000,000 Term Loan, a $5,000,000 Term Revolving Loan, and a $5,000,000 Revolving Line of Credit. The availability under the Term Revolving Loan supports and will be reduced by the issuance of letters of credit. The Company paid a $50,000 underwriting fee and a $75,000 commitment fee in addition to other standard closing costs in connection with the refinancing.

Variable Rate Term Loan

The Variable Rate Term Loan is for $20,000,000 with a variable interest rate that is the greater of the 30-day LIBOR rate plus 350 basis points or 4.25%. The interest rate is subject to a reduction to the greater of the 30-day LIBOR rate plus 300 basis points or 3.75% in the event the total outstanding principal balance of all debt with AgStar is less than $27,500,000. The Company will make monthly principal payments on the Variable Rate Term Loan of approximately $208,334 plus accrued interest. A final balloon payment of approximately $7,500,000 will be due on February 27, 2019. The Company expects to convert the Term Loan to a Fixed Rate Loan, subject to certain conditions as described in the Credit Agreement.

Term Revolving Loan

The Term Revolving Loan is for up to $5,000,000 with a variable interest rate that is the greater of the 30-day LIBOR rate plus 350 basis points or 4.25%. The interest rate is subject to a reduction to the greater of the 30-day LIBOR rate plus 300 basis points or 3.75% in the event the total outstanding principal balance of all debt with AgStar is less than $27,500,000. The Term Revolving Loan may be advanced, repaid and re-borrowed during the term. The Company will make monthly interest payments on the Term Revolving Loan. Payment of all amounts outstanding is due on February 27, 2019. The Company also has $2,500,000 in letters of credit outstanding which reduce the amount available under the Term Revolving Loan. The Company will pay interest at a rate of 1.5% on amounts outstanding for the letters of credit.

Revolving Line of Credit

The Company has a Revolving Line of Credit available equal to the amount of the Borrowing Base, with a maximum limit of $5,000,000. The Borrowing Base will vary and may at times be less than $5,000,000. The Revolving Line of Credit expires on March 1, 2015 and accrues interest at the 30-day LIBOR rate plus 350 basis points with no minimum interest rate. The Company will make monthly interest payments on the Revolving Line of Credit.

Covenants and other Miscellaneous Terms

The loan facility is secured by substantially all business assets. The Company executed a mortgage creating a first lien on its real estate and plant and a security interest in all personal property located on the property and assigned all rents and leases to property, marketing contracts, risk management services contract, and natural gas, electricity, water service and grain procurement agreements.

The Company is also subject to various financial and non-financial covenants that limit distributions and debt and require minimum debt service coverage, tangible net worth, and working capital requirements. The fixed charge coverage ratio is no less than 1.15:1.00 and is measured annually by comparing adjusted EBITDA to scheduled payments of principal and interest plus capital expenditures and distributions. The minimum net worth is no less than $42,000,000, which is calculated as the excess of total assets excluding various disallowed assets per the Credit Agreement over total liabilities, and is measured quarterly. The minimum working capital is $8,250,000, which is calculated as current assets plus the amount available for drawing under our Term Revolving Loan, and undrawn amounts on outstanding letters of credit less current liabilities, and is measured quarterly.

The Company is required to remit annual excess cash flow payments not to exceed $2,500,000 for any fiscal year or $10,000,000 over the term of the Credit Agreement which payments will be first applied to the outstanding principal of the Variable Rate Term

HIGHWATER ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
January 31, 2014

Loan. The Company is also required to pay unused commitment fees for the Term Revolving Loan and the Revolving Line of Credit as defined in the Credit Agreement.

Additionally, the Company is limited to annual capital expenditures of $1,000,000 without prior approval, incurring additional debt over certain amounts without prior approval, and making additional investments as described in the Credit Agreement, and is also prohibited from making distributions to members in excess of 40% of net income in a given year for tax purposes without prior approval.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three month period ended January 31, 2014, compared to the same periods of the prior fiscal year. This discussion should be read in conjunction with the condensed financial statements and notes and the information contained in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2013.

Forward-Looking Statements

This report contains forward-looking statements that involve future events, our future performance and our expected future operations and actions.  In some cases you can identify forward-looking statements by the use of words such as “will,” “may,” “should,” “anticipate,” “believe,” “expect,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties. Many factors could cause actual results to differ materially from those projected in forward-looking statements. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include, but are not limited to:

•	Changes in the availability and price of corn and natural gas;
•	Reduction or elimination of the Renewable Fuel Standard;
•	Volatile commodity and financial markets;
Changes in legislation benefiting renewable fuels;
•	Our ability to comply with the financial covenants contained in our credit agreements with our lenders;
•	Our ability to profitably operate the ethanol plant and maintain a positive spread between the selling price of our products and our raw material costs;
•	Results of our hedging activities and other risk management strategies;
•	Ethanol and distillers grains supply exceeding demand and corresponding price reductions;
•	Our ability to generate cash flow to invest in our business and service our debt;
•	Changes in the environmental regulations that apply to our plant operations and changes in our ability to comply with such regulations;
•	Changes in our business strategy, capital improvements or development plans;
•	Changes in plant production capacity or technical difficulties in operating the plant;
•	Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries;
•	Lack of transportation, storage and blending infrastructure preventing ethanol from reaching high demand markets;
•	Changes in federal and/or state laws or policies impacting the ethanol industry;
•	Changes and advances in ethanol production technology and the development of alternative fuels and energy sources and advanced biofuels;
•	Competition from alternative fuel additives;
•	Changes in interest rates and lending conditions;
•	Decreases in the price we receive for our ethanol and distillers grains;
•	Our inability to secure credit or obtain additional equity financing we may require in the future; and
•	Our ability to retain key employees and maintain labor relations.

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

Overview

Highwater Ethanol, LLC (“we,” “our,” “Highwater Ethanol” or the “Company”) was formed as a Minnesota limited liability company organized on May 2, 2006, for the purpose of constructing, owning, and operating a 50 million gallon per year ethanol plant near Lamberton, Minnesota. Since August 2009, we have been engaged in the production of ethanol and distillers grains at the plant. We have been operating in excess of our nameplate capacity of 50 million gallons per year and anticipate we will continue to do so in the future.

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

On February 13, 2014, Highwater Ethanol, LLC entered into Amendment No. 1 to the Distiller's Grain Marketing Agreement with CHS, Inc. The amendment imposes a $2.00 per ton cap on the fee paid to CHS, Inc. for marketing the Company's distillers grains.

On February 26, 2014, in connection with and in preparation for the refinancing of our debt facility with First National Bank of Omaha ("FNBO"), we paid $7,639,970.54 towards the balance of our Variable Rate Note leaving a combined balance due of $20,000,000 on our Fixed Rate Note and Variable Rate Note. We also terminated our interest rate swap with FNBO. In connection with terminating the interest rate swap, we paid $234,550.

On February 27, 2014, we entered into a Credit Agreement with AgStar Financial Services, PCA ("AgStar") for the purpose of refinancing our debt facility previously held by FNBO. The Credit Agreement provides for a $20,000,000 Term Loan, a $5,000,000 Term Revolving Loan, and a $5,000,000 Revolving Line of Credit. The specifics of this refinancing are discussed in greater detail in "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Subsequent Events" below.

The ethanol industry is dependent on several economic incentives which if reduced or eliminated could significantly impact ethanol demand. One of these is the Renewable Fuels Standard (“RFS”) program which requires that, in each year, a certain amount of renewable fuels be used in the United States. However, the EPA has the authority to waive the RFS statutory volume requirement, in whole or in part, provided one of the following two conditions have been met: (1) there is inadequate domestic renewable fuel supply; or (2) implementation of the requirement would severely harm the economy or environment of a state, region or the United States. Annually, the EPA passes a rule that establishes the number of gallons of different types of renewable fuels that must be used in the United States which is called the renewable volume obligations. The RFS for 2013 was approximately 16.55 billion gallons, of which corn based ethanol could be used to satisfy approximately 13.8 billion gallons. The RFS statutory volume requirement for 2014 is approximately 18.15 billion gallons, of which corn based ethanol can be used to satisfy approximately 14.4 billion gallons. However, on November 15, 2013, the EPA announced a proposal to significantly reduce the 2014 standard to 15.21 billion gallons of which corn based ethanol could be used to satisfy only 13 billion gallons. This proposal would result in a lowering of the 2014 standard below the 2013 level of 13.8 billion gallons. The EPA also sought comment on several petitions it has received for partial waiver of the statutory volumes for 2014. The 60-day public comment period ended on January 28, 2014. Furthermore, there have also been recent proposals in Congress to reduce or eliminate the RFS. If the EPA's proposal becomes a final rule significantly reducing the RFS or if the RFS were to be otherwise reduced or eliminated by the exercise of the EPA waiver authority or by Congress, the market price and demand for ethanol could decrease which will negatively impact our financial performance. Current ethanol production capacity exceeds the EPA's proposed 2014 standard which can be satisfied by corn based ethanol by approximately 1.8 billion gallons.

We expect to fund our operations during the next 12 months using cash flow from our continuing operations and our current credit facilities. However, should we experience unfavorable operating conditions in the ethanol industry that prevent us from profitably operating the ethanol plant, we may need to seek additional funding.

Results of Operations for the Three Months Ended January 31, 2014 and 2013

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, gross profit, operating expenses, operating profit (loss) and other items to total revenues in our statements of operations for the three months ended January 31, 2014 and 2013:

	2014		2013
Statements of Operations Data	Amount	%	Amount	%

Revenues	$38,587,712	100.00%	$43,201,533	100.00%
Cost of Goods Sold	29,387,379	76.16%	43,730,615	101.22%
Gross Profit (Loss)	9,200,333	23.84%	(529,082)	(1.22)%
Operating Expenses	648,843	1.68%	528,522	1.22%
Operating Profit (Loss)	8,551,490	22.16%	(1,057,604)	(2.45)%
Other Expense, Net	(797,948)	(2.07)%	(688,816)	(1.59)%
Net Income (Loss)	$7,753,542	20.09%	$(1,746,420)	(4.04)%

The following table shows the sources of our revenues for the three month periods ended January 31, 2014 and 2013.

	2014		2013
Revenue Sources	Amount	Percentage of Total Revenues	Amount	Percentage of Total Revenues

Ethanol Sales	$30,868,746	80.00%	$32,483,442	75.19%
Modified Wet Distillers Grains Sales	1,303,595	3.38%	3,371,463	7.80%
Dried Distillers Grains Sales	6,415,371	16.62%	7,346,628	17.01%
Total Revenues	$38,587,712	100.00%	$43,201,533	100.00%

Our total revenues were lower for the three month period ended January 31, 2014 compared to the three month period ended January 31, 2013. Revenue from ethanol sales decreased by approximately 5.0% during the three month period ended January 31, 2014 compared to the same period of 2013 primarily due to lower ethanol prices. The average per gallon ethanol sales price we received for the three month period ended January 31, 2014 was approximately 6.8% lower than the average price we received for the same period of 2013. However, we experienced an increase in the gallons of ethanol sold in the three month period ended January 31, 2014 as compared to the three month period ended January 31, 2013. The gallons of ethanol we sold during the three month period ended January 31, 2014 increased by approximately 1.9% as compared to the number of gallons of ethanol we sold for the three month period ended January 31, 2013.

Management attributes the decrease in the average price we received for our ethanol for the three month period ended January 31, 2014 compared to the three month period ended January 31, 2013 to lower corn prices experienced in the three month period ended January 31, 2014 compared to the three month period ended January 31, 2013, since ethanol prices tend to trend with corn prices. Although ethanol prices were lower for the three month period ended January 31, 2014 compared to the three month period ended January 31, 2013, ethanol prices trended higher in November, December and early January compared to our previous quarter due to an increase in ethanol demand before declining. In addition, corn prices were substantially lower. These factors contributed to positive operating margins for our first fiscal quarter. Management is optimistic that ethanol prices will stabilize due in part to expected increases in ethanol exports. However, ethanol prices will likely continue to generally be directionally consistent with changes in corn and energy prices and could face downward pressure if ethanol imports increase or if domestic demand decreases. In addition, ethanol prices could be negatively impacted if the use requirements mandated by the RFS are significantly reduced or eliminated.

In the ordinary course of business, we enter into forward contracts for our commodity purchases and sales. At January 31, 2014, we have 4,420,000 gallons of forward ethanol sales contracts. At January 31, 2014, we had gains related to ethanol based derivative instruments of approximately $39,000 for the three month period ended January 31, 2014. We had no gains related to ethanol based derivative instruments for the three month period ended January 31, 2013.

Revenue from distillers grains decreased by approximately 28.0% during the three month period ended January 31, 2014 compared to the three month period ended January 31, 2013. Management believes that this is primarily a result of lower distillers grains prices and a decrease in the number of tons of dried distillers grains sold during our three month period ended January 31, 2014 compared to the same period of 2013. For the three month period ended January 31, 2014, the average price per ton that we received for our dried distillers grains was approximately 18.8% lower than during the same period of 2013. For the three month period ended January 31, 2014, the average price per ton that we received for our modified distillers grains was approximately 30.8% lower than during the same period of 2013. The tons of dried distillers grains we sold during the three month period ended January 31, 2014, increased by approximately 12.7% as compared to the tons of dried distillers grains we sold for the same period of 2013. However, the tons of modified distillers grains we sold during the three month period ended January 31, 2014, decreased by approximately 44.2% as compared to the same period of 2013. Altogether, we sold approximately 13% less dried and modified distillers grains during the three month period ended January 31, 2014 as compared to the same period of 2013.

Distillers grains prices typically change in proportion to corn prices and availability of corn. Management attributes the decrease in the average price we received for dried distillers grains and modified distillers grains to lower corn prices we experienced during the three month period ended January 31, 2014 as compared to the same period of 2013. Corn prices were lower during our first fiscal quarter due to the large corn crop harvested in the fall of 2013. However, distillers grains prices have been strong relative to the cost of corn. Management anticipates that distillers grains prices will continue to follow corn prices and change in relation to the availability of corn throughout our fiscal year and may weaken somewhat as a percentage of corn values. Distillers grains prices will also be influenced by the export market. China recently rejected shipments of corn which contained a non-approved GMO trait. If China rejects distillers grains which contain this trait, it may negatively impact distiller grains prices in the United States.

At January 31, 2014, we have 26,000 tons of forward dried distillers grains sales contracts.

Cost of Goods Sold

Our two largest costs of production are corn (74.7% of cost of goods sold for the three month period ended January 31, 2014) and natural gas (7.5% of cost of goods sold for the three month period ended January 31, 2014). Our total cost of goods sold was approximately 32.8% less during the three month period ended January 31, 2014 compared to the three month period ended January 31, 2013. Our average price per bushel of corn for the three month period ended January 31, 2014 decreased by approximately 42.0% per bushel compared to the same period of 2013. We used approximately 3.6% more bushels of corn in the three month period ended January 31, 2014 as compared to the three month period ended January 31, 2013.

We experienced lower corn prices during our first fiscal quarter in response to a record 2013 corn crop. Management expects there to be an adequate corn supply available in our area to operate the ethanol plant and that prices during our 2014 fiscal year may be lower due to plentiful supply. However, corn prices will likely remain volatile in the future depending on weather conditions and other factors.

In the ordinary course of business, we enter into forward purchase contracts for our commodity purchases. However, at January 31, 2014, we have no forward corn purchase contracts. We had losses related to corn derivative instruments of approximately $390,000 for the three month period ended January 31, 2014, which increased cost of sales. We had losses related to corn derivative instruments of approximately $40,000 for the three month period ended January 31, 2013.

For the three month period ended January 31, 2014, we purchased approximately 4.7% more natural gas as compared to the same period of 2013. This increase in natural gas usage is primarily due to an increase in production of ethanol and dried distillers grains. Our average price per MMBTU of natural gas was 25.7% higher for the three month period ended January 31, 2014 compared to the three month period ended January 31, 2013. Management anticipates that natural gas prices will continue at their current levels unless the natural gas industry experiences production problems or if there are large increases in natural gas demand due to unseasonably cold winter weather conditions.

In the ordinary course of business, we entered into forward purchase contracts for our natural gas purchases. At January 31, 2014, we have natural gas forward contracts for delivery periods through April 2014 for a total commitment of approximately $473,000 or 37% of our projected usage for the corresponding time period. We had gains related to natural gas based derivative instruments of approximately $109,000 for the three month period ended January 31, 2014. We had losses related to natural gas based derivative instruments of approximately $7,000 for the three month period ended January 31, 2013.

Operating Expense

We had operating expense for the three month period ended January 31, 2014 of $648,843 compared to operating expense of $528,522 for the three month period ended January 31, 2013. Management attributes this increase in operating expense to increased costs related to our business and property insurance, property taxes and safety supplies. We continue to pursue strategies to optimize efficiencies and maximize production. These efforts may result in a decrease in our operating expenses on a per gallon basis. However, because these expenses do not vary with the level of production at the plant, we expect our operating expenses to remain relatively steady.

Operating Profit (Loss)

We had operating profit for the three month period ended January 31, 2014 of $8,551,490 compared to operating loss of $1,057,604 for the three month period ended January 31, 2013. Our income from operations for the three month period ended January 31, 2014, was 22.2% of our revenues. This increase in our profitability for the three month period ended January 31, 2014, was due primarily to a positive spread between ethanol prices relative to corn prices which resulted in an improvement in operating margins.

Other Expense, Net

We had total other expense for the three month period ended January 31, 2014 of $797,948 compared to other expense of $688,816 for the three month period ended January 31, 2013. Our other expense for the three month period ended January 31, 2014 consisted primarily of interest expense and investment loss offset in part by interest rate swap gains. Management attributes this increase in other expense primarily to lower interest rate swap gains and a loss on investments.

Changes in Financial Condition for the Three Months Ended January 31, 2014 and 2013

The following table highlights the changes in our financial condition for the three month period ended January 31, 2014 from our fiscal year ended October 31, 2013:

	January 31, 2014	October 31, 2013
Current Assets	$23,490,223	$15,905,435
Current Liabilities	11,200,156	7,711,996
Long-Term Liabilities	36,156,771	41,231,727

Current Assets. The increase in current assets was primarily the result of an increase in our cash and cash equivalents due to positive operating margins during our first fiscal quarter which was partially offset by a decrease in broker deposits at January 31, 2014 as compared to October 31, 2013. The decrease in broker deposits was primarily the result of positions held and market prices at the end of January. Our primary use of cash was to pay down debt.

Current Liabilities. The increase in current liabilities at January 31, 2014 as compared to October 31, 2013 was due primarily to an increase in current maturities of long-term debt due to required excess cash flow payments.

Long-Term Liabilities. Long-term debt decreased at January 31, 2014 as compared to October 31, 2013 primarily due to principal repayments on our loans with First National Bank of Omaha ("FNBO").

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

We have entered into a series of definitive agreements with Butamax pursuant to which Butamax has agreed to install and lease its corn oil separation system and license to the Company its corn oil separation technology. Installation began in September 2013 and we expect it will be operational during our second fiscal quarter. Please refer below for more detail regarding this arrangement. However, because we anticipate that we will pay Butamax monthly license fees, we do not currently anticipate that we will need to secure additional capital resources in order to install or implement the corn oil separation system. We do not currently anticipate that we will need to secure additional capital resources for any other significant purchases of property and equipment in the next 12 months.

The following table shows cash flows for the three months ended January 31, 2014 and 2013:

	January 31, 2014	January 31, 2013

Net cash provided by (used in) operating activities	$9,856,399	$(431,634)
Net cash used in investing activities	(258,317)	(136,764)
Net cash provided by (used in) financing activities	(2,756,629)	1,593,987

Cash Flow From Operations

We experienced an increase in our cash provided by operating activities for the three month period ended January 31, 2014 compared to the three month period ended January 31, 2013. This increase was primarily due to an increase in our net income due to positive operating margins during our first fiscal quarter. During the three month period ended January 31, 2014, our capital needs were being adequately met through cash from our operating activities and our credit facilities.

Cash Flow From Investing Activities

We used more cash for investing activities for the three month period ended January 31, 2014, as compared to the three month period ended January 31, 2013. This increase was primarily due to an increase in capital expenditures during the three month period ended January 31, 2014.

Cash Flow From Financing Activities

We used more cash from financing activities during the three month period ended January 31, 2014 as compared to the three month period ended January 31, 2013. This increase was primarily a result of an increase in the amount we paid to FNBO towards the principal balance on our loans during the three month period ended January 31, 2014 as compared to the three month period ended January 31, 2013. In addition, we drew $2,100,000 against our line of credit during the three month period ended January 31, 2013.

Short-Term and Long-Term Debt Sources with FNBO

On April 24, 2008, we entered into a Construction Loan Agreement (the “Agreement”) with FNBO for the purpose of funding a portion of the cost of the ethanol plant. With construction complete and the ethanol plant commencing operations, the construction loan converted to a $25,200,000 Fixed Rate Note, a $20,200,000 Variable Rate Note, a $5,000,000 Long-Term Revolving Note, a $5,000,000 line of credit and $5,600,000 to support the issuance of letters of credit by FNBO. As of January 31, 2014, we have $2,500,000 in letters of credit outstanding. We pay interest at a rate of 1.75% on amounts outstanding and the letters of credit are valid until October 2014.

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

Fixed Rate Note

The Fixed Rate Note was initially for $25,200,000 with a variable interest rate that is fixed with an interest rate swap. We make monthly principal payments on the Fixed Rate Note for approximately $182,000 plus accrued interest. Interest will accrue on the Fixed Rate Note at the greater of the one-month LIBOR Rate, in effect from time to time, plus 300 basis points or 4%. The applicable interest rate was 4% at January 31, 2014. However, we entered into an interest rate swap agreement with FNBO, which fixes the interest rate on the Fixed Rate Note at 7.6% until June 2014. The outstanding balance on this note was approximately $17,551,000 and $18,099,000 at January 31, 2014 and October 31, 2013, respectively. A final balloon payment on the Fixed Rate Note of approximately $15,191,000 will be due February 26, 2015.

Variable Rate Note

The Variable Rate Note was initially for $20,200,000. We make monthly interest only payments and we will remit quarterly excess cash flow payments to FNBO which will be applied first to interest and then to principal on the Variable Rate Note with a minimum annual principal reduction of $750,000. The minimum annual principal reduction of $750,000 has already been paid at the time of filing. The outstanding balance on this note was approximately $10,271,000 and $12,480,000 at January 31, 2014 and October 31, 2013, respectively.

Interest will accrue on the Variable Rate Note at the greater of the one-month LIBOR rate plus 350 basis points or 5%. The applicable interest rate at January 31, 2014, was 5%. A final balloon payment of approximately $10,271,000 will be due February 26, 2015.

Line of Credit

We have a line of credit available equal to the amount of the Borrowing Base, with a maximum limit of $5,000,000. The Borrowing Base will vary and may at times be less than $5,000,000. Our line of credit expires on April 1, 2014 and accrues interest at the three-month LIBOR rate plus 350 basis points with no minimum interest rate, which was 3.74% at January 31, 2014. The line of credit requires monthly interest payments. As of January 31, 2014, we had not drawn on the line of credit and have a maximum availability of $5,000,000.

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

On February 27, 2014, we entered into a Credit Agreement with AgStar Financial Services, PCA ("AgStar") for the purpose of refinancing our debt facility previously held by FNBO. The Credit Agreement provides for a $20,000,000 Term Loan, a $5,000,000 Term Revolving Loan, and a $5,000,000 Revolving Line of Credit. The specifics of this refinancing are discussed in greater detail in "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Subsequent Events" below.

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

Butamax

We entered into a series of related definitive agreements, dated September 26, 2013, with Butamax which include an Easement for Construction and Process Demonstration Agreement, an Equipment Lease Agreement, a Technology License Agreement, a Technology Demonstration Risk Reduction Agreement and a Security Agreement (collectively, the "Agreements") pursuant to which Butamax has agreed to construct, install and lease its corn oil separation system and license to the Company its proprietary, patent-protected corn oil separation technology.  Pursuant to the Agreements, we agreed to give Butamax access to our plant in order to construct, install, operate, test and commercially validate its corn oil separation system. Butamax retains ownership of the corn oil separation system and technology but agrees to lease it to the Company for a term of 120 months subject to Butamax's right to remove the system if we are in breach of the Agreements. The term of the lease may also be extended or terminated pursuant to the terms of the Agreements and we are responsible for repairs and maintenance of the system and bear the risk of loss. In return, we agree to payment of certain license fees which are subject to being reduced under the terms of the Agreements if the corn oil separation system does not meet certain performance goals.  The Agreements provide that the corn oil separation system shall be conveyed to the Company at the end of the term so long as we are not in breach of the Agreements. We have granted a security interest to Butamax in the corn oil separation system to secure our obligations under the Agreements.  Pursuant to the Agreements, we agreed, subject to certain obligations of confidentiality, to provide Butamax with Company information on a monthly basis including business and financial information and have granted Butamax the option to have a representative present in board and committee meetings as an observer.  We also agreed to give Butamax notice in the event of an issuance or sale of membership interests or convertible debt instruments.  We plan to record this as a capital lease, beginning at the time of "start up" as defined in the Agreements. The total minimum commitment under the lease is approximately $2,500,000.

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

In April 2008, we entered into an interest fixed rate swap agreement, which is a derivative instrument, in order to manage our exposure to the impact of changing interest rates. The initial notional amount of the swap was $23,305,000. The interest rate swap pays a fixed interest rate on the notional amount at 7.6% until June 2014, and receives a variable interest rate. The changes in the fair value of the interest rate swap are recorded currently in operations. As of January 31, 2014, we had a notional amount of approximately $15,992,000 outstanding in the swap agreement. We do not use hedge accounting which would match the gain or loss on our hedge positions to the interest rate swap being hedged. Instead, we use fair value accounting for our hedge positions, which means that as the current market price of our hedge position changes, the gains and losses are immediately recognized in other income (expense).

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

As of January 31, 2014, the fair values of our corn and natural gas derivative instruments are reflected as a liability of approximately $388,000. As the prices of the hedged commodity moves in reaction to market trends and information, our statement of operations will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to protect the Company over the term of the contracts for the hedged amounts.

In the ordinary course of business, we enter into forward contracts for our commodity purchases and sales. At January 31, 2014, we have 4,420,000 gallons of forward ethanol sales contracts and 26,000 tons of forward dried distillers grains sales contracts for delivery periods through April 2014 and September 2014, respectively. At January 31, 2014, we have natural gas forward contracts for delivery periods through April 2014 for a total commitment of approximately $473,000 or 37% of our projected usage for the corresponding time period.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Subsequent Events

On February 26, 2014, in connection with and in preparation for the refinancing of our debt facility as described below, we paid $7,639,971 towards the balance of our Variable Rate Note, leaving a combined balance due of $20,000,000 on our Fixed Rate Note and Variable Rate Note. We also terminated our interest rate swap with FNBO. In connection with terminating the interest rate swap, we paid $234,550.

On February 27, 2014, we entered into a Credit Agreement with AgStar Financial Services, PCA ("AgStar") for the purpose of refinancing our debt facility previously held by FNBO. The Credit Agreement provides for a $20,000,000 Term Loan, a $5,000,000 Term Revolving Loan, and a $5,000,000 Revolving Line of Credit. The availability under the Term Revolving Loan supports and will be reduced by the issuance of letters of credit. We paid a $50,000 underwriting fee and a $75,000 commitment fee in addition to other standard closing costs in connection with the refinancing.

Variable Rate Term Loan

The Variable Rate Term Loan is for $20,000,000 with a variable interest rate that is the greater of the 30-day LIBOR rate plus 350 basis points or 4.25%. The interest rate is subject to a reduction to the greater of the 30-day LIBOR rate plus 300 basis points or 3.75% in the event the total outstanding principal balance of all debt with AgStar is less than $27,500,000. We will make monthly principal payments on the Variable Rate Term Loan of approximately $208,334 plus accrued interest. A final balloon payment of approximately $7,500,000 will be due on February 27, 2019. We have the expectation to convert the Term Loan to a Fixed Rate Loan, subject to certain conditions as described in the Credit Agreement.

Term Revolving Loan

The Term Revolving Loan is for up to $5,000,000 with a variable interest rate that is the greater of the 30-day LIBOR rate plus 350 basis points or 4.25%. The interest rate is subject to a reduction to the greater of the 30-day LIBOR rate plus 300 basis points or 3.75% in the event the total outstanding principal balance of all debt with AgStar is less than $27,500,000. The Term Revolving Loan may be advanced, repaid and re-borrowed during the term. We will make monthly interest payments on the Term Revolving Loan. Payment of all amounts outstanding is due on February 27, 2019. We also have $2,500,000 in letters of credit outstanding which reduce the amount available under the Term Revolving Loan. We will pay interest at a rate of 1.50% on amounts outstanding for the letters of credit.

Revolving Line of Credit

We have a Revolving Line of Credit available equal to the amount of the Borrowing Base, with a maximum limit of $5,000,000. The Borrowing Base will vary and may at times be less than $5,000,000. Our Revolving Line of Credit expires on March 1, 2015 and accrues interest at the 30-day LIBOR rate plus 350 basis points with no minimum interest rate. We will make monthly interest payments on the Revolving Line of Credit.

Covenants and other Miscellaneous Terms

The loan facility with AgStar is secured by substantially all business assets. We executed a mortgage in favor of AgStar creating a first lien on our real estate and plant and a security interest in all personal property located on the property and assigned in favor of AgStar, all rents and leases to our property, our marketing contracts, our risk management services contract, and our natural gas, electricity, water service and grain procurement agreements.

We are also subject to various financial and non-financial covenants that limit distributions and debt and require minimum debt service coverage, tangible net worth, and working capital requirements. Our fixed charge coverage ratio is no less than 1.15:1.00 and is measured annually by comparing our adjusted EBITDA to our scheduled payments of principal and interest plus capital expenditures and distributions. Our minimum net worth is no less than $42,000,000, which is calculated as the excess of total assets excluding various disallowed assets per the Credit Agreement over total liabilities, and is measured quarterly. Our minimum working capital is $8,250,000, which is calculated as current assets plus the amount available for drawing under our Term Revolving Loan and undrawn amounts on outstanding letters of credit, less current liabilities, and is measured quarterly.

We are required to remit annual excess cash flow payments to AgStar not to exceed $2,500,000 for any fiscal year or $10,000,000 over the term of the Credit Agreement which payments will be first applied to the outstanding principal of the Variable Rate Term Loan. We are also required to pay unused commitment fees for the Term Revolving Loan and the Revolving Line of Credit as defined in the Credit Agreement.

Additionally, we are limited to annual capital expenditures of $1,000,000 without prior approval, incurring additional debt over certain amounts without prior approval, and making additional investments as described in the Credit Agreement without prior approval of AgStar. We are also prohibited from making distributions to our members in excess of 40% of net income in a given year for tax purposes without the prior approval of AgStar.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from a term loan (the "Variable Rate Note") and a line of credit bearing a variable interest rate.  As of January 31, 2014, we had approximately $10,271,000 outstanding on our Variable Rate Note. Interest will accrue on the Variable Rate Note at the greater of the one-month LIBOR rate plus 350 basis points or 5%. The applicable interest rate at January 31, 2014, was 5%. If we were to experience a 10% adverse change in our interest rate, the annual effect such change would have on our statement of operations, based on the amount we had outstanding on our variable interest rate loans as of January 31, 2014, would be approximately $51,000. At January 31, 2014, we did not have any amounts outstanding on our line of credit.

In order to reduce the risk caused by interest rate fluctuations, we entered into an interest rate swap agreement. We use the interest rate swap agreement to limit exposure to increased interest rates. The fair value of this interest rate swap agreement is based on widely accepted valuation techniques including discounted cash flow analysis which includes observable market-based inputs. The fair value of the derivative is continually subject to change due to changing market conditions. Although the interest rate swap held by us as of January 31, 2014 serves as an economic hedge, we do not formally designate this instrument as a hedge and, therefore, we record adjustments caused from marking the instrument to market on a monthly basis in other income (expense) on the statements of operations. As of January 31, 2014 and 2013, our interest rate swap's fair value of approximately ($245,000) and ($427,000), respectively, was included in derivative instruments on the balance sheets.

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

In the ordinary course of business, we enter into forward contracts for our commodity purchases and sales. At January 31, 2014, we have 4,420,000 gallons of forward ethanol sales contracts and 26,000 tons of forward dried distillers grains sales contracts for delivery periods through April 2014 and September 2014, respectively. At January 31, 2014, we have natural gas forward contracts for delivery periods through April 2014 for a total commitment of approximately $473,000 or 37% of our projected usage for the corresponding time period. At January 31, 2014, we have open positions for 449,000 bushels of corn on the Chicago Board of Trade and 135,000 dekatherms of natural gas on the New York Mercantile Exchange. These derivatives have not been designated as an effective hedge for accounting purposes. Corn and natural gas derivatives are forecasted to settle in the next twelve months. At January 31, 2014 and 2013, we recorded losses due to the change in fair value of our outstanding corn and natural gas derivative positions of approximately $388,000 and $467,000, respectively.

As corn prices move in reaction to market trends and information, our statements of operations will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to produce long-term positive growth for us.

A sensitivity analysis has been prepared to estimate our exposure to ethanol, distillers grains, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas prices and average ethanol and distillers grains prices as of January 31, 2014 of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from January 31, 2014. The results of this analysis, which may differ from actual results, are approximately as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price as of 1/31/14	Approximate Adverse Change to Income
Natural Gas	1,362,998	MMBTU	10%	$817,799
Ethanol	57,999,900	Gallons	10%	$12,121,979
Corn	19,931,237	Bushels	10%	$8,291,395
DDGs	157,457	Tons	10%	$2,629,532

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

Our management, including our Chief Executive Officer (the principal executive officer), Brian Kletscher, along with our Chief Financial Officer (the principal financial officer), Lucas Schneider, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of January 31, 2014.  Based on this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended January 31, 2014, which were identified in connection with management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes in the risks that we face since the date when we filed our Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits.

(a)	The following exhibits are filed as part of this report.

Exhibit No.	Exhibit
10.1	Amendment No. 1 to Distiller's Grain Marketing Agreement between Highwater Ethanol, LLC and CHS, Inc. dated February 13, 2014.
10.2	Credit Agreement between Highwater Ethanol, LLC and AgStar Financial Services, PCA dated February 27, 2014.
10.3	Revolving Line of Credit Note between Highwater Ethanol, LLC and AgStar Financial Services, PCA dated February 27, 2014.
10.4	Revolving Line of Credit Note between Highwater Ethanol, LLC and United Farm Credit Services, PCA dated February 27, 2014.
10.5	Revolving Line of Credit Note between Highwater Ethanol, LLC and Badgerland Financial, ACA dated February 27, 2014.
10.6	Term Note between Highwater Ethanol, LLC and AgStar Financial Services, PCA dated February 27, 2014.
10.7	Term Note between Highwater Ethanol, LLC and United Farm Credit Services, PCA dated February 27, 2014.
10.8	Term Note between Highwater Ethanol, LLC and Badgerland Financial, ACA dated February 27, 2014.
10.9	Term Revolving Note between Highwater Ethanol, LLC and AgStar Financial Services, PCA dated February 27, 2014.
10.10	Term Revolving Note between Highwater Ethanol, LLC and United Farm Credit Services, PCA dated February 27, 2014.
10.11	Term Revolving Note between Highwater Ethanol, LLC and Badgerland Financial, ACA dated February 27, 2014.
10.12	Security Agreement between Highwater Ethanol, LLC and AgStar Financial Services, PCA dated February 27, 2014.
10.13	Mortgage, Security Agreement, Assignment and Leases and Rents and Fixture Financing Statement between Highwater Ethanol, LLC and AgStar Financial Services, PCA dated February 27, 2014.
10.14	Irrevocable Standby Letter of Credit No. 101 between Highwater Ethanol, LLC and AgStar Financial Services, PCA dated February 27, 2014.
31.1	Certificate Pursuant to 17 CFR 240.13a-14(a)*
31.2	Certificate Pursuant to 17 CFR 240.13a-14(a)*
32.1	Certificate Pursuant to 18 U.S.C. Section 1350*
32.2	Certificate Pursuant to 18 U.S.C. Section 1350*
101
The following financial information from Highwater Ethanol, LLC's Quarterly Report on Form 10-Q for the quarter ended January 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets as of January 31, 2014 and October 31, 201\3, (ii) Condensed Statements of Operations for the three months ended January 31, 2014 and 2013, (iii) Condensed Statements of Comprehensive Income (Loss) for the three months ended January 31, 2014 and 2013, (iv) Statements of Cash Flows for the three months ended January 31, 2014 and 2013, and (v) the Notes to Condensed Financial Statements.**

* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HIGHWATER ETHANOL, LLC

Date:	March 5, 2014	/s/ Brian Kletscher
Brian Kletscher
Chief Executive Officer
(Principal Executive Officer)

Date:	March 5, 2014	/s/ Lucas Schneider
Lucas Schneider
Chief Financial Officer
(Principal Financial and Accounting Officer)