Form 10-K/A
period 2013-10-31
HIGHWATER ETHANOL LLC
filed 2014-05-22
CIK 1371451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

Explanatory Note Regarding Amendment No. 1

We are filing this Amendment No. 1 to the Annual Report on Form 10-K/A ( this "Amendment") to amend our Annual Report on Form 10-K for the fiscal year ended October 31, 2013, as filed with the Securities and Exchange Commission on January 16, 2014. This Amendment is being filed for the purpose of re-filing revised redacted versions of Exhibits 10.79, 10.80, 10.81, 10.82, 10.83 and 10.84, reflecting changes to our confidential treatment requests with respect to certain portions of these exhibits. In addition, we are amending and restating our exhibit list in Part IV, Item 15 to add new certifications attached as Exhibits 31.3 and 31.4 hereto as required by Rule 12b-15 of the Securities and Exchange Act of 1934.

No other changes have been made to our Annual Report on Form 10-K or any other exhibits. This Amendment speaks as of the original filing date of the Annual Report on Form 10-K and has not been updated to reflect events occurring subsequent to the original filing date. Accordingly, in conjunction with reading this Amendment, you should also read all other filings that we have made with the Securities and Exchange Commission since the date of the original filing.

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

(3)	Exhibits

Exhibit No.	Exhibit	Filed Herewith	Incorporated by Reference
3.1	Articles of Organization of the registrant.		Exhibit 3.1 to the registrant's registration statement on Form SB-2 (Commission File 333-137482).
3.2	Second Amended and Restated Member Control Agreement of the registrant.		Exhibit 3.2 to the registrant's registration Form 10-Q filed with the Commission on March 22, 2011.
4.1	Form of Membership Unit Certificate.		Exhibit 4.2 to the registrant's registration statement on Form SB-2 (Commission File 333-137482).
10.1	Grain Procurement Agreement and Amendment with Meadowland Farmers Co-op.		Exhibit 10.6 to the registrant's registration statement on Form SB-2 (Commission File 33-137482).
10.2	Energy Management Agreement dated June 8, 2006 between Highwater Ethanol, LLC and U.S. Energy Services, Inc.		Exhibit 10.9 to the registrant's registration statement on Form SB-2 (Commission File 33-137482).
10.3	Redwood Electric Service Agreement dated June 28, 2007.		Exhibit 99.1 to the registrant's Form 8-K filed with the Commission on July 3, 2007.
10.4	Distillers Grains Marketing Agreement with CHS, Inc. dated October 11, 2007.		Exhibit 10.4 to the registrant's Form 10-KSB filed with the Commission on January 29, 2008.
10.5	Lease Agreement dated April 1, 2008 with the City of Lamberton, MN.		Exhibit 10.2 to the registrant's Form 10-QSB filed with the Commission on June 13, 2008.
10.6	Trust Indenture dated April 1, 2008 with the City of Lamberton, MN and U.S. Bank National Association.		Exhibit 10.3 to the registrant's Form 10-QSB filed with the Commission on June 13, 2008.
10.7	Guaranty Agreement dated April 1, 2008 with U.S. Bank National Association.		Exhibit 10.4 to the registrant's Form 10-QSB filed with the Commission on June 13, 2008.
10.8	Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Financing Statement dated April 1, 2008 with U.S. Bank National Association.		Exhibit 10.6 to the registrant's Form 10-QSB filed with the Commission on June 13, 2008.
10.9	Security Agreement dated April 1, 2008 with U.S. Bank National Association.		Exhibit 10.7 to the registrant's Form 10-QSB filed with the Commission on June 13, 2008.
10.10	Intercreditor Agreement dated April 24, 2008 with First National Bank of Omaha and U.S. Bank National Association.		Exhibit 10.8 to the registrant's Form 10-QSB filed with the Commission on June 13, 2008.

10.11	Construction Loan Agreement dated April 24, 2008 with First National Bank of Omaha.	Exhibit 10.10 to the registrant's Form 10-QSB filed with the Commission on June 13, 2008.
10.12	Construction Loan Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Financing Statement dated April 24, 2008 with First National Bank of Omaha.	Exhibit 10.11 to the registrant's Form 10-QSB filed with the Commission on June 13, 2008.
10.13	Security Agreement dated April 25, 2008 with First National Bank of Omaha.	Exhibit 10.12 to the registrant's Form 10-QSB filed with the Commission on June 13, 2008.
10.14	$10,000,000 Construction Note dated April 24, 2008 with First National Bank of Omaha.	Exhibit 10.13 to the registrant's Form 10-QSB filed with the Commission on June 13, 2008.
10.15	$2,000,000 Construction Note dated April 25, 2008 with First National Bank of Omaha.	Exhibit 10.14 to the registrant's Form 10-QSB filed with the Commission on June 13, 2008.
10.16	$9,000,000 Construction Note dated April 25, 2008 with First National Bank of Omaha.	Exhibit 10.15 to the registrant's Form 10-QSB filed with the Commission on June 13, 2008.
10.17	$13,646,000 Construction Note dated April 25, 2008 with First National Bank of Omaha.	Exhibit 10.16 to the registrant's Form 10-QSB filed with the Commission on June 13, 2008.
10.18	$500,000 Construction Note dated April 25, 2008 with First National Bank of Omaha.	Exhibit 10.17 to the registrant's Form 10-QSB filed with the Commission on June 13, 2008.
10.19	$1,000,000 Construction Note dated April 25, 2008 with First National Bank of Omaha.	Exhibit 10.18 to the registrant's Form 10-QSB filed with the Commission on June 13, 2008.
10.20	$14,254,000 Construction Note dated April 25, 2008 with First National Bank of Omaha.	Exhibit 10.19 to the registrant's Form 10-QSB filed with the Commission on June 13, 2008.
10.21	Promissory Note and Continuing Letter of Credit Agreement dated April 24, 2008 with First National Bank of Omaha.	Exhibit 10.20 to the registrant's Form 10-QSB filed with the Commission on June 13, 2008.
10.22	Centerpoint Natural Gas Agreement dated June 26, 2008.	Exhibit 10.26 to the registrant's Form 10-QSB filed with the Commission on September 15, 2008.
10.23	Trinity Industries Leasing Company Railroad Car Lease Agreement dated July 1, 2009.	Exhibit 10.2 to the registrant's Form 10-Q filed with the Commission on June 15, 2009.
10.24	Interest Rate Swap Agreement dated April 25, 2008.	Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on September 21, 2009.
10.25	First Amendment to Construction Loan Agreement dated August 11, 2009.	Exhibit 10.2 to the registrant's Form 10-Q filed with the Commission on September 21, 2009.
10.26	First Amendment and Restated Revolving Promissory Note dated August 11, 2009.	Exhibit 10.3 to the registrant's Form 10-Q filed with the Commission on September 21, 2009.
10.27	First Amendment and Restated Revolving Promissory Note (1 million) dated August 11, 2009.	Exhibit 10.4 to the registrant's Form 10-Q filed with the Commission on September 21, 2009.
10.28	First Amendment and Restated Revolving Promissory Note (2646 million) dated August 11, 2009.	Exhibit 10.5 to the registrant's Form 10-Q filed with the Commission on September 21, 2009.
10.29	Fixed Rate Note between First National Bank of Omaha and Highwater Ethanol, LLC dated February 26, 2010.	Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on March 17, 2010.

10.30	Fixed Rate Note between Heritage Bank and Highwater Ethanol, LLC dated February 26, 2010.	Exhibit 10.2 to the registrant's Form 10-Q filed with the Commission on March 17, 2010.
10.31	Fixed Rate Note between United FCS and Highwater Ethanol, LLC dated February 26, 2010.	Exhibit 10.3 to the registrant's Form 10-Q filed with the Commission on March 17, 2010.
10.32	Fixed Rate Note between AgStar Financial Services, PCA and Highwater Ethanol, LLC dated February 26, 2010.	Exhibit 10.4 to the registrant's Form 10-Q filed with the Commission on March 17, 2010.
10.33	Fixed Rate Note between Deere Credit and Highwater Ethanol, LLC dated February 26, 2010.	Exhibit 10.5 to the registrant's Form 10-Q filed with the Commission on March 17, 2010.
10.34	Fixed Rate Note between First Bank & Trust and Highwater Ethanol, LLC dated February 26, 2010.	Exhibit 10.6 to the registrant's Form 10-Q filed with the Commission on March 17, 2010.
10.35	Fixed Rate Note between Granite Falls Bank and Highwater Ethanol, LLC dated February 26, 2010.	Exhibit 10.7 to the registrant's Form 10-Q filed with the Commission on March 17, 2010.
10.36	Variable Rate Note between Highwater Ethanol, LLC and First National Bank of Omaha dated February 26, 2010.	Exhibit 10.8 to the registrant's Form 10-Q filed with the Commission on March 17, 2010.
10.37	Variable Rate Note between Heritage Bank and Highwater Ethanol, LLC dated February 26, 2010.	Exhibit 10.9 to the registrant's Form 10-Q filed with the Commission on March 17, 2010.
10.38	Variable Rate Note between United FCS and Highwater Ethanol, LLC dated February 26, 2010.	Exhibit 10.10 to the registrant's Form 10-Q filed with the Commission on March 17, 2010.
10.39	Variable Rate Note between AgStar Financial Services, PCA and Highwater Ethanol, LLC dated February 26, 2010.	Exhibit 10.11 to the registrant's Form 10-Q filed with the Commission on March 17, 2010.
10.40	Variable Rate Note between Deere Credit and Highwater Ethanol, LLC dated February 26, 2010.	Exhibit 10.12 to the registrant's Form 10-Q filed with the Commission on March 17, 2010.
10.41	Variable Rate Note between First Bank & Trust and Highwater Ethanol, LLC dated February 26, 2010.	Exhibit 10.13 to the registrant's Form 10-Q filed with the Commission on March 17, 2010.
10.42	Variable Rate Note between Granite Falls Bank and Highwater Ethanol, LLC dated February 26, 2010.	Exhibit 10.14 to the registrant's Form 10-Q filed with the Commission on March 17, 2010.
10.43	Long Term Revolving Note between Highwater Ethanol, LLC and First National Bank of Omaha dated February 26, 2010.	Exhibit 10.15 to the registrant's Form 10-Q filed with the Commission on March 17, 2010.
10.44	Long Term Revolving Rate Note between Heritage Bank and Highwater Ethanol, LLC dated February 26, 2010.	Exhibit 10.16 to the registrant's Form 10-Q filed with the Commission on March 17, 2010.
10.45	Long Term Revolving Rate Note between United FCS and Highwater Ethanol, LLC dated February 26, 2010.	Exhibit 10.17 to the registrant's Form 10-Q filed with the Commission on March 17, 2010.
10.46	Long Term Revolving Rate Note between AgStar Financial Services, PCA and Highwater Ethanol, LLC dated February 26, 2010.	Exhibit 10.18 to the registrant's Form 10-Q filed with the Commission on March 17, 2010.
10.47	Long Term Revolving Rate Note between Deere Credit and Highwater Ethanol, LLC dated February 26, 2010.	Exhibit 10.19 to the registrant's Form 10-Q filed with the Commission on March 17, 2010.
10.48	Long Term Revolving Rate Note between First Bank & Trust and Highwater Ethanol, LLC dated February 26, 2010.	Exhibit 10.20 to the registrant's Form 10-Q filed with the Commission on March 17, 2010.
10.49	Long Term Revolving Rate Note between Granite Falls Bank and Highwater Ethanol, LLC dated February 26, 2010.	Exhibit 10.21 to the registrant's Form 10-Q filed with the Commission on March 17, 2010.

10.50	RPMG Ethanol Fuel Marketing Agreement dated February 1, 2011.+	Exhibit 10.50 to the registrant's Form 10-K filed with the Commission on February 3, 2011.
10.51	Third Amendment of Construction Loan Agreement dated January 28, 2011.	Exhibit 10.51 to the registrant's Form 10-K filed with the Commission on February 3, 2011.
10.52	First Amended and Restated Variable Rate Note between Highwater Ethanol, LLC and First National Bank of Omaha dated January 31, 2011.	Exhibit 10.52 to the registrant's Form 10-K filed with the Commission on February 3, 2011.
10.53	First Amended and Restated Variable Rate Note between Heritage Bank and Highwater Ethanol, LLC dated January 31, 2011.	Exhibit 10.53 to the registrant's Form 10-K filed with the Commission on February 3, 2011.
10.54	First Amended and Restated Variable Rate Note between United FCS and Highwater Ethanol, LLC dated January 31, 2011.	Exhibit 10.54 to the registrant's Form 10-K filed with the Commission on February 3, 2011.
10.55	First Amended and Restated Variable Rate Note between AgStar Financial Services, PCA and Highwater Ethanol, LLC dated January 31, 2011.	Exhibit 10.55 to the registrant's Form 10-K filed with the Commission on February 3, 2011.
10.56	First Amended and Restated Variable Rate Note between Deere Credit and Highwater Ethanol, LLC dated January 31, 2011.	Exhibit 10.56 to the registrant's Form 10-K filed with the Commission on February 3, 2011.
10.57	First Amended and Restated Variable Rate Note between First Bank & Trust and Highwater Ethanol, LLC dated January 31, 2011.	Exhibit 10.57 to the registrant's Form 10-K filed with the Commission on February 3, 2011.
10.58	First Amended and Restated Variable Rate Note between Granite Falls Bank and Highwater Ethanol, LLC dated January 31, 2011.	Exhibit 10.58 to the registrant's Form 10-K filed with the Commission on February 3, 2011.
10.59	First Amended and Restated Long Term Revolving Note between Highwater Ethanol, LLC and First National Bank of Omaha dated January 31, 2011.	Exhibit 10.59 to the registrant's Form 10-K filed with the Commission on February 3, 2011.
10.60	First Amended and Restated Long Term Revolving Rate Note between Heritage Bank and Highwater Ethanol, LLC dated January 31, 2011.	Exhibit 10.60 to the registrant's Form 10-K filed with the Commission on February 3, 2011.
10.61	First Amended and Restated Long Term Revolving Rate Note between United FCS and Highwater Ethanol, LLC dated January 31, 2011.	Exhibit 10.61 to the registrant's Form 10-K filed with the Commission on February 3, 2011.
10.62	First Amended and Restated Long Term Revolving Rate Note between AgStar Financial Services, PCA and Highwater Ethanol, LLC dated January 31, 2011.	Exhibit 10.62 to the registrant's Form 10-K filed with the Commission on February 3, 2011.
10.63	First Amended and Restated Long Term Revolving Rate Note between Deere Credit and Highwater Ethanol, LLC dated January 31, 2011.	Exhibit 10.63 to the registrant's Form 10-K filed with the Commission on February 3, 2011.
10.64	First Amended and Restated Long Term Revolving Rate Note between First Bank & Trust and Highwater Ethanol, LLC dated January 31, 2011.	Exhibit 10.64 to the registrant's Form 10-K filed with the Commission on February 3, 2011.
10.65	First Amended and Restated Long Term Revolving Rate Note between Granite Falls Bank and Highwater Ethanol, LLC dated January 31, 2011.	Exhibit 10.65 to the registrant's Form 10-K filed with the Commission on February 3, 2011.

10.66	Fourth Amendment of Construction Loan Agreement between First National Bank of Omaha and Highwater Ethanol, LLC dated February 26, 2011.		Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on March 22, 2011.
10.67	Amended and Restated Revolving Promissory Note with Deere Credit, Inc. dated February 26, 2011.		Exhibit 10.2 to the registrant's Form 10-Q filed with the Commission on March 22, 2011.
10.68	Third Amended and Restated Revolving Promissory Note with First National Bank of Omaha dated February 26, 2011.		Exhibit 10.3 to the registrant's Form 10-Q filed with the Commission on March 22, 2011.
10.69	Third Amended and Restated Revolving Promissory Note with First Bank & Trust dated February 26, 2011.		Exhibit 10.4 to the registrant's Form 10-Q filed with the Commission on March 22, 2011.
10.70	Fifth Amendment of Construction Loan Agreement between First National Bank of Omaha and Highwater Ethanol, LLC dated August 26, 2011.		Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on September 12, 2011.
10.71	Fourth Amended and Restated Revolving Promissory Note between First National Bank of Omaha and Highwater Ethanol, LLC dated August 26, 2011.		Exhibit 10.2 to the registrant's Form 10-Q filed with the Commission on September 12, 2011.
10.72	Fourth Amended and Restated Revolving Promissory note between First National Bank of Omaha and Highwater Ethanol, LLC dated August 26, 2011.		Exhibit 10.3 to the registrant's Form 10-Q filed with the Commission on September 12, 2011.
10.73	Fifth Amended and Restated Revolving Promissory Note between First National Bank of Omaha and Highwater Ethanol, LLC dated April 1, 2012.		Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on June 12, 2012.
10.74	Fifth Amended and Restated Revolving Promissory Note between First National Bank of Omaha and Highwater Ethanol, LLC dated April 1, 2012.		Exhibit 10.2 to the registrant's Form 10-Q filed with the Commission on June 12, 2012.
10.75	Sixth Amendment of Construction Loan Agreement between First National Bank of Omaha and Highwater Ethanol, LLC dated April 1, 2012.		Exhibit 10.3 to the registrant's Form 10-Q filed with the Commission on June 12, 2012.
10.76	Amended and Restated Ethanol Marketing Agreement between RPMG, Inc. and Highwater Ethanol, LLC dated August 27, 2012. +		Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on September 14, 2012.
10.77	Seventh Amendment of Construction Loan Agreement between First National Bank of Omaha and Highwater Ethanol, LLC dated January 25, 2013		Exhibit 10.77 to the registrant's Form 10-K filed with the Commission on January 29, 2013.
10.78	Eighth Amendment of Construction Loan Agreement dated March 29, 2013.		Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on June 10, 2013.
10.79	Easement for Construction and Process Demonstration Agreement between Butamax Advanced Biofuels LLC and Highwater Ethanol, LLC dated September 26, 2013.+	X
10.80	Eqiupment Lease Agreement between Butamax Advanced Biofuels LLC and Highwater Ethanol, LLC dated September 26, 2013.+	X

10.81	Technology Demonstration Risk Reduction Agreement between Butamax Advanced Biofuels LLC and Highwater Ethanol, LLC dated September 26, 2013.+	X
10.82	Security Agreement between Butamax Advanced Biofuels LLC and Highwater Ethanol, LLC dated September 26, 2013.+	X
10.83	Technology License Agreement between Butamax Advanced Biofuels LLC and Highwater Ethanol, LLC dated September 26, 2013.+	X
10.84	Distillers Crude Corn Oil Marketing Agreement between CHS Inc. and Highwater Ethanol, LLC dated November 4, 2013.+	X
10.85	2014 Bonus Plan for CEO and CFO		Exhibit 10.85 to the registrant's Form 10-K filed with the Commission on January 16, 2014.
14.1	Code of Ethics of Highwater Ethanol, LLC adopted on June 26, 2008.		Exhibit 14.1 to the registrant's Form 10-K filed with the Commission on January 29, 2013.
31.1	Certificate Pursuant to 17 CFR 240.13a-14(a)		Exhibit 31.1 to the registrant's Form 10-K filed with the Commission on January 16, 2014.
31.2	Certificate Pursuant to 17 CFR 240.13a-14(a)		Exhibit 31.2 to the registrant's Form 10-K filed with the Commission on January 16, 2014.
31.3	Certificate Pursuant to 17 CFR 240.13a-14(a)	X
31.4	Certificate Pursuant to 17 CFR 240.13a-14(a)	X
32.1	Certificate Pursuant to 18 U.S.C. Section 1350		Exhibit 32.1 to the registrant's Form 10-K filed with the Commission on January 16, 2014.
32.2	Certificate Pursuant to 18 U.S.C. Section 1350		Exhibit 32.2 to the registrant's Form 10-K filed with the Commission on January 16, 2014.
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

HIGHWATER ETHANOL, LLC

Date:	May 21, 2014	/s/ Brian Kletscher
Brian Kletscher
Chief Executive Officer
(Principal Executive Officer)

Date:	May 21, 2014	/s/ Lucas Schneider
Lucas Schneider
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	May 21, 2014	/s/ David Moldan
David Moldan, Chairman and Governor

Date:	May 21, 2014	/s/ Timothy VanDerWal
Timothy VanDerWal, Vice Chairman and Governor

Date:	May 21, 2014	/s/ Warren Pankonin
Warren Pankonin, Secretary and Governor

Date:	May 21, 2014	/s/ Luke Spalj
Luke Spalj, Treasurer and Governor

Date:	May 21, 2014	/s/ Scott Brittenham
Scott Brittenham, Governor

Date:	May 21, 2014	/s/ Russell Derickson
Russell Derickson, Governor

Date:
William Garth, Governor

Date:	May 21, 2014	/s/ George Goblish
George Goblish, Governor

Date:	May 21, 2014	/s/ Ronald Jorgenson
Ronald Jorgenson, Governor