Form 10-Q
period 2014-04-30
HIGHWATER ETHANOL LLC
filed 2014-06-06
CIK 1371451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended April 30, 2014

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
☐ Yes     ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  As of June 6, 2014 there were 4,953 membership units outstanding.

PART I    FINANCIAL INFORMATION

Item 1. Financial Statements

HIGHWATER ETHANOL, LLC
Condensed Unaudited Balance Sheets

ASSETS	April 30, 2014	October 31, 2013

Current Assets
Cash and cash equivalents	$13,574,991	$7,869,188
Derivative instruments	331,622	558,309
Accounts receivable	1,289,245	3,271,738
Inventories	6,847,151	3,595,878
Prepaids and other	89,956	143,307
Total current assets	22,132,965	15,438,420

Property and Equipment
Land and land improvements	6,853,912	6,853,912
Buildings	38,489,826	38,450,065
Office equipment	388,189	367,508
Plant and process equipment	63,433,009	60,890,831
Vehicles	41,994	41,994
Construction in progress	379,033	5,672
	109,585,963	106,609,982
Less accumulated depreciation	(29,496,350)	(26,297,641)
Net property and equipment	80,089,613	80,312,341

Other Assets
Investments	1,999,791	1,730,626
Restricted marketable securities	1,518,790	1,556,139
Debt issuance costs, net	525,634	570,590
Deposits	191,457	191,457
Total other assets	4,235,672	4,048,812

Total Assets	$106,458,250	$99,799,573

LIABILITIES AND MEMBERS' EQUITY	April 30, 2014	October 31, 2013

Current Liabilities
Accounts payable	$2,789,327	$1,714,221
Accrued expenses	1,023,581	553,942
Customer deposits	263,459	22,317
Derivative instruments	—	427,091
Current maturities of long-term debt	3,772,400	4,527,410
Total current liabilities	7,848,767	7,244,981

Long-Term Debt	33,551,402	41,231,727

Commitments and Contingencies

Members' Equity
Members' equity, 4,953 units outstanding	65,058,081	51,322,865

Total Liabilities and Members’ Equity	$106,458,250	$99,799,573

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Condensed Unaudited Statements of Operations

	Three Months Ended		Six Months Ended
	April 30, 2014	April 30, 2013	April 30, 2014	April 30, 2013

Revenues	$32,042,415	$42,638,894	$70,630,127	$85,840,427

Cost of Goods Sold	24,997,601	40,652,562	54,384,980	84,383,177
			.
Gross Profit	7,044,814	1,986,332	16,245,147	1,457,250

Operating Expenses	550,507	436,936	1,199,350	965,458

Operating Profit	6,494,307	1,549,396	15,045,797	491,792

Other Income (Expense)
Interest income	2,490	21	9,747	33,690
Other income	247,022	830	249,390	2,438
Interest expense	(1,073,742)	(1,045,836)	(1,984,804)	(2,096,364)
Gain on interest rate swap	244,662	183,434	427,091	388,874
Income (loss) from equity method investments	70,611	82,469	(8,329)	203,464
Total other expense, net	(508,957)	(779,082)	(1,306,905)	(1,467,898)

Net Income (Loss)	$5,985,350	$770,314	$13,738,892	$(976,106)

Weighted Average Units Outstanding	4,953	4,953	4,953	4,953
Net Income (Loss) Per Unit	$1,208.43	$155.52	$2,773.85	$(197.07)
Distributions Per Unit	$—	$—	$—	$—

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Condensed Unaudited Statements of Comprehensive Income (Loss)

	Three Months Ended		Six Months Ended
	April 30, 2014	April 30, 2013	April 30, 2014	April 30, 2013

Net Income (Loss)	$5,985,350	$770,314	$13,738,892	$(976,106)
Other Comprehensive Income
Unrealized loss on restricted marketable securities	(2,196)	(12,937)	(3,676)	(25,163)
Comprehensive Income (Loss)	$5,983,154	$757,377	$13,735,216	$(1,001,269)

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Condensed Statements of Cash Flows

	Six Months Ended
	April 30, 2014	April 30, 2013

Cash Flows from Operating Activities
Net income (loss)	$13,738,892	$(976,106)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations
Depreciation and amortization	3,466,315	3,286,176
(Income) loss from equity method investments	8,329	(203,464)
Non-cash patronage income	(197,494)	—
Change in assets and liabilities
Restricted marketable securities	33,673	(56,642)
Accounts receivable	1,982,493	(1,540,601)
Inventories	(3,251,273)	(406,727)
Derivative instruments	(200,404)	(456,006)
Prepaids and other	53,351	(45,364)
Customer deposits	241,142	33,577
Accounts payable	1,075,106	190,992
Accrued expenses	469,639	(71,148)
Net cash provided by (used in) operating activities	17,419,769	(245,313)

Cash Flows from Investing Activities
Capital expenditures	(623,844)	(145,824)
Investment in equity method investment	(80,000)	—
Net cash used in investing activities	(703,844)	(145,824)

Cash Flows from Financing Activities
Proceeds from line of credit	—	1,000,000
Payments on long-term debt	(30,787,472)	(1,689,760)
Advances on long-term debt	20,000,000	—
Payment of debt issuance costs	(222,650)	—
Investment in RPMG utilized to settle liability	—	(143,457)
Net cash used in financing activities	(11,010,122)	(833,217)

Net Increase (Decrease) in Cash and Cash Equivalents	5,705,803	(1,224,354)

Cash and Cash equivalents – Beginning of Period	7,869,188	1,431,996

Cash and Cash equivalents – End of Period	$13,574,991	$207,642

Supplemental Cash Flow Information
Cash paid for interest expense	$1,706,209	$1,881,043

Supplemental Disclosure of Noncash Financing and Investing Activities
Unrealized loss on restricted marketable securities	$(3,676)	$(25,163)
Capital lease financing	$2,352,137	$—

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
April 30, 2014

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

In the opinion of management, the interim condensed financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for fair presentation of the Company's financial position as of April 30, 2014 and the results of operations and cash flows for all periods presented.

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

Derivative Instruments/Deposits with Broker

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
April 30, 2014

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

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts receivable, and accounts payable, and other working capital items approximate fair value at April 30, 2014 due to the short maturity nature of these instruments.

The carrying value of restricted marketable securities approximate their fair value based on quoted market prices at quarter end. The Company believes the carrying value of the derivative instruments approximates fair value based on quoted market prices or widely accepted valuation techniques including discounted cash flow analysis which includes observable market-based inputs.

The Company believes the carrying amount of the long-term debt approximates the fair value due to a significant portion of total indebtedness containing variable interest rates and this rate is a market interest rate for these borrowings.

Equity Method Investments

The Company has an investment interest in an unlisted company, Renewable Fuels Marketing Group, LLC (RPMG), who markets the Company’s ethanol. This investment is a flow-through entity and is being accounted for by the equity method of accounting under which the Company’s share of net income is recognized as income in the Company’s income statement and added to the investment account. Distributions or dividends received from the investment are treated as a reduction of the investment account. The Company has a 7% interest in RPMG. The Company consistently follows the practice of recognizing the net income based on the most recent reliable data. Therefore, the net income which is reported in the Company's income statement for the quarter ended April 30, 2014 is based on the investee’s results of operations for the three month period ended March 31, 2014.

The Company is one of eight member owner investors in Lawrenceville Tank, LLC. Highwater Ethanol, LLC will have a 7% ownership, and Lawrenceville Tank, LLC will own and operate a trans load/tank facility in Atlanta, Georgia area. This will provide another area of opportunity for the Company’s ethanol production to be marketed by RPMG.

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

HIGHWATER ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
April 30, 2014

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

3. FAIR VALUE MEASUREMENTS

The following table provides information on those assets (liabilities) measured at fair value on a recurring basis.

	Fair Value as of	Fair Value Measurement Using
	April 30, 2014	Level 1	Level 2	Level 3
Restricted marketable securities	$1,518,790	$1,518,790	$—	$—
Derivative instrument assets - commodities	$152,223	$152,223	$—	$—
Derivative instrument liabilities - commodities	$(325,359)	$(325,359)	$—	$—

	Fair Value as of	Fair Value Measurement Using
	October 31, 2013	Level 1	Level 2	Level 3
Restricted marketable securities	$1,556,139	$1,556,139	$—	$—
Derivative instrument - interest rate swap	$(427,091)	$—	$(427,091)	$—
Derivative instrument - commodities	$(467,015)	$(467,015)	$—	$—

The fair value of restricted marketable securities is based on quoted market prices in an active market. The Company determined the fair value of the interest rate swap by using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each instrument and observable market-based inputs. The analysis reflects the contractual terms of the swap agreement, including the period to maturity and uses observable market-based inputs and uses the market standard methodology of netting the discounted future fixed cash receipts and the discounted expected variable cash payments. The Company determines the fair values of commodities by obtaining the fair value measurements from an independent pricing service based on dealer quotes and live trading levels from the Chicago Board of Trade.

4. RESTRICTED MARKETABLE SECURITIES

The cost and fair value of the Company's restricted marketable securities consist of the following at April 30, 2014:

	Amortized Cost	Gross Unrealized Losses	Fair Value

Restricted marketable securities - Long-term municipal obligations	$1,532,143	$(13,353)	$1,518,790

The cost and fair value of the Company's restricted marketable securities consist of the following at October 31, 2013:

	Amortized Cost	Gross Unrealized Losses	Fair Value

Restricted marketable securities - Long-term municipal obligations	$1,565,814	$(9,675)	$1,556,139

HIGHWATER ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
April 30, 2014

The long-term restricted marketable securities relate to the debt service reserve fund required by the capital lease agreement. The Company had unrealized losses of $13,353 and $9,675 included in accumulated other comprehensive income at April 30, 2014 and October 31, 2013, respectively.

Shown below are the contractual maturities of marketable securities with fixed maturities at April 30, 2014. Actual maturities may differ from contractual maturities because certain securities may contain early call or prepayment rights. These are classified as long-term since they are held in the debt service reserve fund for long-term debt and are reinvested when due.

Due within 1 year	$1,518,790

Total	$1,518,790

5. INVENTORIES

Inventories consisted of the following at:

	April 30, 2014	October 31, 2013

Raw materials	$2,363,029	$986,199
Spare parts and supplies	1,486,046	1,241,515
Work in process	924,308	883,278
Finished goods	2,073,768	484,886
Total	$6,847,151	$3,595,878

6. DERIVATIVE INSTRUMENTS

As of April 30, 2014, the Company had entered into corn and ethanol derivative instruments, which are required to be recorded as either assets or liabilities at fair value in the statement of financial position. Derivatives qualify for treatment as hedges when there is a high correlation between the change in fair value of the derivative instrument and the related change in value of the underlying hedged item. The Company must designate the hedging instruments based upon the exposure being hedged as a fair value hedge, a cash flow hedge or a hedge against foreign currency exposure. The derivative instruments outstanding at April 30, 2014 are not designated as effective hedges for accounting purposes.

Interest Rate Swap

The Company had an interest rate swap with a notional amount of approximately $15,992,000 that fixed the interest rate for a corresponding amount of long-term debt at 7.6%. On February 26, 2014, the Company terminated the interest rate swap.

Commodity Contracts

As of April 30, 2014, the Company has open positions for 920,000 bushels of corn and 348,000 gallons of ethanol. Management expects all open positions outstanding as of April 30, 2014 to be realized within the next twelve months.

The following tables provide details regarding the Company's derivative instruments at April 30, 2014 and October 31, 2013:

HIGHWATER ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
April 30, 2014

Instrument	Balance Sheet location	April 30, 2014	October 31, 2013

Interest rate swap	Current liabilities	$—	$(427,091)

Corn, natural gas and ethanol contracts
In gain position		$152,223	$—
In loss position		(325,359)	(467,015)
Deposits with broker		504,758	1,025,324
	Current assets	$331,622	$558,309

Corn and natural gas contracts totaling $467,015 as of October 31, 2013 were netted with deposits with broker, to be consistent with the 2014 presentation.

The following tables provide details regarding the gains (losses) from the Company's derivative instruments in the statements of operations, none of which are designated as hedging instruments:

	Statement of	Three Months Ended April 30,
	Operations location	2014	2013
Interest rate swap	Other income (expense)	$244,662	$183,434
Ethanol contracts	Revenues	(563,248)	—
Corn contracts	Cost of goods sold	(910,331)	209,042
Natural gas contracts	Cost of goods sold	(16,848)	(22,242)

	Statement of	Six Months Ended April 30,
	Operations location	2014	2013
Interest rate swap	Other income (expense)	$427,091	$388,874
Ethanol contracts	Revenues	(524,142)	—
Corn contracts	Cost of goods sold	(1,300,814)	169,094
Natural gas contracts	Cost of goods sold	92,206	(29,678)

7. DEBT FINANCING

Long-term debt consists of the following at:

	April 30, 2014	October 31, 2013
Variable Rate Term Loan, see terms below	$19,791,665	$—

Capital leases, see terms below	17,532,137	15,180,000

Fixed rate note payable (FNBO)	—	18,098,700

Variable rate note payable (FNBO)	—	12,480,437

Total	37,323,802	45,759,137

Less amounts due within one year	3,772,400	4,527,410

Net long-term debt	$33,551,402	$41,231,727

Bank Financing

HIGHWATER ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
April 30, 2014

On February 27, 2014, the Company entered into a Credit Agreement with Ag Star Financial Services, PCA ("AgStar") for the purpose of refinancing the debt facility previously held by First National Bank of Omaha ("FNBO"). AgStar's Credit Agreement provides for a $20,000,000 Term Loan, a $5,000,000 Term Revolving Loan, and a $5,000,000 Revolving Line of Credit. The availability under the Term Revolving Loan supports and will be reduced by the issuance of letters of credit. The Company paid a $50,000 underwriting fee and a $75,000 commitment fee in addition to other standard closing costs in connection with the refinancing.

On February 26, 2014, in connection with and in preparation for the refinancing of the debt facility, the Company paid $7,639,971 towards the balance of FNBO's Variable Rate Note, leaving a combined balance due of $20,000,000 on FNBO's Fixed Rate Note and Variable Rate Note. The Company also terminated the interest rate swap. In connection with terminating the interest rate swap, the Company paid $234,550.

Variable Rate Term Loan

The Variable Rate Term Loan is for $20,000,000 with a variable interest rate that is the greater of the 30-day LIBOR rate plus 350 basis points or 4.25%. The interest rate is subject to a reduction to the greater of the 30-day LIBOR rate plus 300 basis points or 3.75% in the event the total outstanding principal balance of all debt is less than $27,500,000. Monthly principal payments are due on the Variable Rate Term Loan of approximately $208,334 plus accrued interest. A final balloon payment of approximately $7,500,000 will be due on February 27, 2019. The Company currently expects to convert the Term Loan to a Fixed Rate Loan, subject to certain conditions as described in the Credit Agreement.

Term Revolving Loan

The Term Revolving Loan is for up to $5,000,000 with a variable interest rate that is the greater of the 30-day LIBOR rate plus 350 basis points or 4.25%. The interest rate is subject to a reduction to the greater of the 30-day LIBOR rate plus 300 basis points or 3.75% in the event the total outstanding principal balance of all debt is less than $27,500,000. The Term Revolving Loan may be advanced, repaid and re-borrowed during the term. Monthly interest payments are due on the Term Revolving Loan. Payment of all amounts outstanding is due on February 27, 2019. As of April 30, 2014, the Company has $2,500,000 in letters of credit outstanding which reduce the amount available under the Term Revolving Loan. The Company pays interest at a rate of 1.5% on amounts outstanding for the letters of credit.

Revolving Line of Credit

The Company has a Revolving Line of Credit available equal to the amount of the Borrowing Base, with a maximum limit of $5,000,000. The Borrowing Base will vary and may at times be less than $5,000,000. The Revolving Line of Credit expires on March 1, 2015 and accrues interest at the 30-day LIBOR rate plus 350 basis points with no minimum interest rate. Monthly interest payments are due on the Revolving Line of Credit.

As of April 30, 2014, there are no amounts outstanding on the Term Revolving Loan or Revolving Line of Credit.

Covenants and other Miscellaneous Terms

The loan facility with AgStar is secured by substantially all business assets. The Company executed a mortgage creating a first lien on its real estate and plant and a security interest in all personal property located on the premises and assigned all rents and leases to property, marketing contracts, risk management services contract, and natural gas, electricity, water service and grain procurement agreements.

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

HIGHWATER ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
April 30, 2014

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

Capital Leases

City of Lamberton, Minnesota

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

Butamax

The Company entered into a series of related definitive agreements, dated September 26, 2013, with Butamax which include an Easement for Construction and Process Demonstration Agreement, an Equipment Lease Agreement, a Technology License Agreement, a Technology Demonstration Risk Reduction Agreement and a Security Agreement (collectively, the "Agreements") pursuant to which Butamax has agreed to construct, install and lease its corn oil separation system and license to the Company its proprietary, patent-protected corn oil separation technology.  Pursuant to the Agreements, the Company agreed to give Butamax access to the plant in order to construct, install, operate, test and commercially validate a corn oil separation system. Butamax retains ownership of the corn oil separation system and technology but agrees to lease it to the Company for a term of 120 months subject to Butamax's right to remove the system if the Company is in breach of the Agreements. The term of the lease may also be extended or terminated pursuant to the terms of the Agreements. The Company is responsible for repairs and maintenance of the system and bear the risk of loss. In return, the Company agrees to payment of certain license fees which are subject to being reduced under the terms of the Agreements if the corn oil separation system does not meet certain performance goals.  The Agreements provide that the corn oil separation system shall be conveyed to the Company at the end of the term so long as the Company is not in breach of the Agreements. The Company granted a security interest to Butamax in the corn oil separation system to secure its obligations under the Agreements.  Pursuant to the Agreements, the Company agreed, subject to certain obligations of confidentiality, to provide Butamax with Company information on a monthly basis including business and financial information and have granted Butamax the option to have a representative present in board and committee meetings as an observer.  The Company also agreed to give Butamax notice in the event of an issuance or sale of membership interests or convertible debt instruments.  The Company recorded this as a capital lease in April 2014, and the balance as of April 30, 2014 was $2,352,122.

The estimated maturities of the long-term debt at April 30, 2014 are as follows:

2015	$3,772,400
2016	4,731,040
2017	4,887,027
2018	4,277,584
2019	11,646,168
2020 and thereafter	8,009,583
Long-term debt	$37,323,802

HIGHWATER ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
April 30, 2014

8. COMMITMENTS AND CONTINGENCIES

Regulatory Agencies

The Company is subject to oversight from regulatory agencies regarding environmental concerns which arise in the ordinary course of its business.

Forward Contracts

At April 30, 2014, the Company has approximately 6,690,000 gallons of forward fixed price ethanol sales contracts for various delivery periods through August 2014. In addition, the Company has forward dried distiller grains sales contracts of approximately 18,310 tons at various fixed prices for various delivery periods through September 2014.

9. SUBSEQUENT EVENTS

On May 1, 2014, the Company paid it’s scheduled principal payment as well as an additional $3,000,000 to AgStar.  This reduced the amount of total long-term debt to $34,115,467 as of May 1, 2014.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three and six month periods ended April 30, 2014, compared to the same periods of the prior fiscal year. This discussion should be read in conjunction with the condensed financial statements and notes and the information contained in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2013.

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

Our operating results are largely driven by the prices at which we sell our ethanol and distillers grains as well as the costs related to production. The price of ethanol has historically fluctuated with the price of corn. The price of distillers grains has also historically been influenced by the price of corn as a substitute livestock feed. We expect these price relationships to continue for the foreseeable future, although recent volatility in the commodities markets makes historical pricing relationships less reliable. Our largest costs of production are corn, natural gas, depreciation and manufacturing chemicals. The cost of corn is largely impacted by geopolitical supply and demand factors and the outcome of our risk management strategies. Prices for natural gas, manufacturing chemicals and denaturant are tied directly to the overall energy sector, crude oil and unleaded gasoline. We market and sell our products primarily in the continental United States using third party marketers. RPMG, Inc. markets our ethanol. CHS, Inc. markets our dried distillers grains. Meadowland Farmers Co-op supplies our corn.
On February 13, 2014, we entered into Amendment No. 1 to the Distiller's Grain Marketing Agreement with CHS, Inc. The amendment imposes a $2.00 per ton cap on the fee paid to CHS, Inc. for marketing the Company's distillers grains.

On February 26, 2014, in connection with and in preparation for the refinancing of our debt facility with First National Bank of Omaha ("FNBO"), we paid $7,639,970.54 towards the balance of FNBO's Variable Rate Note leaving a combined balance due of $20,000,000 on FNBO's Fixed Rate Note and Variable Rate Note. We also terminated our interest rate swap with FNBO. In connection with terminating the interest rate swap, we paid $234,550.

On February 27, 2014, we entered into a Credit Agreement with AgStar Financial Services, PCA ("AgStar") for the purpose of refinancing our debt facility previously held by FNBO. The Credit Agreement provides for a $20,000,000 Term Loan, a $5,000,000 Term Revolving Loan, and a $5,000,000 Revolving Line of Credit. The specifics of this refinancing are discussed in greater detail in "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources" below.

In April 2014, we completed installation of our corn oil extraction equipment and began producing corn oil at our plant. Our corn oil is marketed by CHS, Inc.

The ethanol industry is dependent on several economic incentives which if reduced or eliminated could significantly impact ethanol demand. One of these is the Renewable Fuels Standard (“RFS”) program which requires that, in each year, a certain amount of renewable fuels be used in the United States. However, the EPA has the authority to waive the RFS statutory volume requirement, in whole or in part, provided one of the following two conditions have been met: (1) there is inadequate domestic renewable fuel supply; or (2) implementation of the requirement would severely harm the economy or environment of a state, region or the United States. Annually, the EPA passes a rule that establishes the number of gallons of different types of renewable fuels that must be used in the United States which is called the renewable volume obligations. The RFS for 2013 was approximately 16.55 billion gallons, of which corn based ethanol could be used to satisfy approximately 13.8 billion gallons. The RFS statutory volume requirement for 2014 is approximately 18.15 billion gallons, of which corn based ethanol can be used to satisfy approximately 14.4 billion gallons. However, on November 15, 2013, the EPA announced a proposal to significantly reduce the 2014 standard to 15.21 billion gallons of which corn based ethanol could be used to satisfy only 13 billion gallons. This proposal would result in a lowering of the 2014 standard below the 2013 level of 13.8 billion gallons. The EPA also sought comment on several petitions it has received for partial waiver of the statutory volumes for 2014. The 60-day public comment period ended on January 28, 2014. Furthermore, there have also been recent proposals in Congress to reduce or eliminate the RFS. If the EPA's proposal becomes a final rule significantly reducing the RFS or if the RFS were to be otherwise reduced or eliminated by the exercise of the EPA waiver authority or by Congress, the market price and demand for ethanol could decrease which will negatively impact our financial performance. Current ethanol production capacity exceeds the EPA's proposed 2014 standard which can be satisfied by corn based ethanol.

The ethanol industry has recently been experiencing difficulty transporting the ethanol which is produced due to rail logistical problems caused by a combination of factors. Rail delays have resulted in an increase of our ethanol inventory and even necessitated at times our reducing production at our plant which has decreased revenue and negatively affected our financial performance. If rail delays persist, those delays may result in a decrease in production at the plant and could impact our ability to operate the ethanol plant profitably.

We expect to fund our operations during the next 12 months using cash flow from our continuing operations and our current credit facilities. However, should we experience unfavorable operating conditions in the ethanol industry that prevent us from profitably operating the ethanol plant, we may need to seek additional funding.

Results of Operations for the Three Months Ended April 30, 2014 and 2013

The following table shows the results of our operations and the approximate percentage of revenues, costs of goods sold, operating expenses and other items to total revenues in our unaudited statements of operations for the three months ended April 30, 2014 and 2013:

	2014		2013
Statement of Operations Data	Amount	%	Amount	%
	(unaudited)		(unaudited)
Revenue	$32,042,415	100.00%	$42,638,894	100.00%
Cost of Goods Sold	24,997,601	78.01%	40,652,562	95.34%
Gross Profit	7,044,814	21.99%	1,986,332	4.66%
Operating Expenses	550,507	1.72%	436,936	1.02%
Operating Profit	6,494,307	20.27%	1,549,396	3.63%
Other Expense	(508,957)	(1.59)%	(779,082)	(1.83)%
Net Income	$5,985,350	18.68%	$770,314	1.81%

The following table shows the sources of our revenue for the three months ended April 30, 2014 and 2013.

	2014		2013
Revenue Sources	Amount (Unaudited)%		Amount (Unaudited)%

Ethanol Sales	$24,921,691	77.77%	$33,114,586	77.66%
Modified Distillers grains sales	938,432	2.93%	2,649,007	6.22%
Dried Distillers grains sales	6,036,111	18.84%	6,875,301	16.12%
Corn Oil Sales	146,181	0.46%	—	—%
Total Revenues	$32,042,415	100.00%	$42,638,894	100.00%

Revenue
Ethanol
Our total revenues were lower for the three months ended April 30, 2014 compared to the three months ended April 30, 2013. Revenue from ethanol sales decreased by approximately 24.7% during the three months ended April 30, 2014 compared to the three months ended April 30, 2013 due to lower ethanol prices and a decrease in the gallons of ethanol sold. The average ethanol sales price per gallon we received for the three months ended April 30, 2014 was approximately 9.7% lower than the average price we received for the three months ended April 30, 2013. In addition, the gallons of ethanol we sold during the three months ended April 30, 2014 decreased by approximately 16.4% as compared to the number of gallons of ethanol we sold for the three months ended April 30, 2013.
Management attributes the decrease in the average price we received for our ethanol for the three months ended April 30, 2014 compared to the three months ended April 30, 2013 to lower corn prices experienced in the three months ended April 30, 2014 compared to the three months ended April 30, 2013, since ethanol prices tend to trend with corn prices. Although ethanol prices were lower for the three months ended April 30, 2014 compared to the three months ended April 30, 2013, ethanol prices trended higher in February and March compared to our previous quarter due to an increase in ethanol demand and difficulties in rail transportation of ethanol due to rail logistical problems before declining during the month of April. Although rail difficulties helped to support higher ethanol prices, rail delays also resulted in an increase in our ethanol inventory and our decreasing, and even temporarily ceasing, production at the plant for periods in March and April which is the primary reason that the gallons of ethanol sold decreased for the period for the three months ended April 30, 2014 compared to the three months ended April 30, 2013.

Management is optimistic that ethanol prices will stabilize due in part to expected increases in ethanol exports. However, ethanol prices will likely continue to generally be directionally consistent with changes in corn and energy prices and could face downward pressure if ethanol imports increase or if domestic demand decreases. In addition, ethanol prices could be negatively impacted if the use requirements mandated by the RFS are significantly reduced or eliminated. Persisting rail transportation issues could help to support ethanol prices. However, if rail delays persist or worsen, we may be forced to temporarily slow or suspend production which could have a negative effect on our financial performance.

In the ordinary course of business, we enter into forward contracts for our commodity purchases and sales. At April 30, 2014, we have approximately 6,690,000 gallons of forward ethanol sales contracts for various delivery periods through August 2014. We had losses related to ethanol based derivative instruments of approximately $563,000 for the three months ended April 30, 2014. We had no losses or gains related to ethanol based derivative instruments for the three months ended April 30, 2013.

Distillers Grains

Revenue from distillers grains decreased by approximately 26.8% during the three months ended April 30, 2014 compared to the three month period ended April 30, 2013. This is primarily a result of the lower distillers grains prices we received and the decrease in the number of tons of modified distillers grains sold during the three months ended April 30, 2014 compared to the three months ended April 30, 2013. For the three months ended April 30, 2014, the average price per ton that we received for our modified distillers grains was approximately 31.2% lower than during the three months ended April 30, 2013. For the three months ended April 30, 2014, the average price per ton that we received for our dried distillers grains was approximately 19% lower than the average price we received during the three months ended April 30, 2013. The tons of dried distillers grains we sold during the three months ended April 30, 2014, increased by approximately 10.9% as compared to the tons of dried distillers grains we sold for the three months ended April 30, 2013. The tons of modified distillers grains we sold during the three months ended April 30, 2014, decreased by approximately 48.7% as compared to the three months ended April 30, 2013 due to lower production at our plant.

Distillers grains prices typically change in proportion to corn prices and availability of corn. Management attributes the decrease in the average price we received for dried distillers grains and modified distillers grains to lower corn prices we experienced during the three months ended April 30, 2014 as compared to the three months ended April 30, 2013. Corn prices were lower due to the large corn crop harvested in the fall of 2013. However, distillers grains prices have been strong relative to the cost of corn. Management anticipates that distillers grains prices will continue to follow corn prices and change in relation to the availability of corn throughout our fiscal year and may weaken somewhat as a percentage of corn values. Distillers grains prices will also be influenced by the export market. China recently rejected shipments of distillers grains which contained a non-approved GMO trait. If China continues to reject distillers grains which contain this trait, it may negatively impact distiller grains prices in the United States.

At April 30, 2014, we have approximately 18,310 tons of forward dried distillers grains sales contracts for various delivery periods through September 2014.

Corn Oil

In April 2014, we completed installation of our corn oil extraction equipment and began producing corn oil at our plant. We have no comparison for the price or amount of corn oil sold since we only just began producing and marketing corn oil during the three month period ended April 30, 2014. Management anticipates that our corn oil production will increase as we ramp up production during our third fiscal quarter.

Since biodiesel production is a major source of corn oil demand, lower biodiesel demand has impacted corn oil prices. The biodiesel industry has been impacted by recent legislative changes, including the expiration of the biodiesel blenders' tax credit and uncertainty regarding the biodiesel use requirements for 2014 under the RFS. The EPA has proposed reducing the renewable fuels requirements under the RFS for 2014 in a manner that would negatively impact demand for biodiesel. In addition, corn oil prices have been impacted by lower corn prices. Management anticipates corn oil prices may also face downward pressure as additional corn oil supply enters the market.

Cost of Goods Sold

Corn

Our two largest costs of production are corn (73.6% of cost of goods sold for the three months ended April 30, 2014) and natural gas (10.7% of cost of goods sold for the three months ended April 30, 2014). Our total cost of goods sold was approximately 14.9% less during the three months ended April 30, 2014 compared to the three months ended April 30, 2013.

Our average price per bushel corn for the three months ended April 30, 2014 decreased by approximately 41.2% per bushel compared to the same period in 2013 due to lower corn prices. We used approximately 9.9% less bushels of corn in the three months ended April 30, 2014 as compared to the three months ended April 30, 2013 due to decreased production.

We experienced lower corn prices during our second fiscal quarter in response to a record 2013 corn crop. Management expects there to be an adequate corn supply available in our area to operate the ethanol plant and that prices during our 2014 fiscal year may be lower due to plentiful supply. However, corn prices will likely remain volatile in the future depending on weather conditions and other factors.

In the ordinary course of business, we enter into forward purchase contracts for our commodity purchases. At April 30, 2014, we have no forward corn purchase contracts. We had losses related to corn derivative instruments of approximately $910,000 for the three months ended April 30, 2014, which increased cost of sales. We had gains related to corn derivative instruments of approximately $209,000 for the three months ended April 30, 2013.

Natural Gas

For the three months ended April 30, 2014, we purchased approximately 9.3% less natural gas as compared to the three months ended April 30, 2013. This decrease in natural gas usage is primarily due to decreased production. Our average price per MMBTU of natural gas was 89.9% higher for the three months ended April 30, 2014 compared to the three months ended April 30, 2013. Natural gas prices were higher on average due to a harsh winter and colder temperatures. Natural gas prices declined during the month of March. Management anticipates that natural gas prices will continue at their current levels unless the natural gas industry experiences production problems or if there are large increases in natural gas demand.

At April 30, 2014, we have no natural gas forward contracts. We had losses related to natural gas based derivative instruments of approximately $17,000 and $22,000 for the three month periods ended April 30, 2014 and April 30, 2013, respectively.

Operating Expense

We had operating expenses for the three months ended April 30, 2014 of $550,507 as compared to operating expenses of $436,936 for the three months ended April 30, 2013. Management attributes this increase in operating expenses primarily to an increase in professional fees, license and permits and membership dues for the three months ended April 30, 2014 as compared to the three months ended April 30, 2013. Management continues to pursue strategies to optimize efficiencies and maximize production. These efforts may result in a decrease in our operating expenses on a per gallon basis. However, because these expenses do not vary with the level of production at the plant, we expect our operating expenses to remain relatively steady.

Operating Profit

We had profit from operations for the three month period ended April 30, 2014 of $6,494,307 which is approximately 20.27% of our revenues compared to a profit of $1,549,396 which was approximately 3.63% of our revenues for the three months ended April 30, 2013. This increase in our operating income is primarily due to an increase in the price we received for our ethanol relative to the price we paid for corn.

Other Expense

We had total other expense for the three months ended April 30, 2014 of $508,957 compared to other expense of $779,082 for the three months ended April 30, 2013. Our other expense for the three months ended April 30, 2014 consisted primarily of interest expense offset in part by interest rate swap gains and other income. Our other income primarily consists of patronage income.

Results of Operations for the Six Months Ended April 30, 2014 and 2013

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the six months ended April 30, 2014 and 2013:

	2014		2013
Statement of Operations Data	Amount	%	Amount	%
	(unaudited)		(unaudited)
Revenue	$70,630,127	100.00%	$85,840,427	100.00%
Cost of Goods Sold	54,384,980	77.00%	84,383,177	98.30%
Gross Profit	16,245,147	23.00%	1,457,250	1.70%
Operating Expenses	1,199,350	1.70%	965,458	1.12%
Operating Profit	15,045,797	21.30%	491,792	0.57%
Other Expense	(1,306,905)	(1.85)%	(1,467,898)	(1.71)%
Net Income (Loss)	$13,738,892	19.45%	$(976,106)	(1.14)%

The following table shows the sources of our revenue for the six months ended April 30, 2014 and 2013.

	2014		2013
Revenue Sources	Amount (Unaudited)%		Amount (Unaudited)%

Ethanol Sales	$55,790,436	78.99%	$65,598,027	76.42%
Modified Distillers grains sales	2,242,028	3.17%	6,020,470	7.01%
Dried Distillers grains sales	12,451,482	17.63%	14,221,930	16.57%
Corn Oil Sales	146,181	0.21%	—	—%
Total Revenues	$70,630,127	100.00%	$85,840,427	100.00%

Revenue

Ethanol

Our total revenues were lower for the six months ended April 30, 2014 compared to the six months ended April 30, 2013. Revenue from ethanol sales decreased by approximately 15% during the six months ended April 30, 2014 compared to the six months ended April 30, 2013 primarily due to lower ethanol prices and decreased gallons sold. The average ethanol sales price per gallon we received for the six months ended April 30, 2014 was approximately 8.7% lower than the average price we received for the six months ended April 30, 2013 primarily due to lower corn prices experienced in the six months ended April 30, 2014 compared to the six months ended April 30, 2013 as ethanol prices tend to trend with corn prices. In addition, we experienced a decrease in the gallons of ethanol sold in the six months ended April 30, 2014 as compared to the six months ended April 30, 2013. The gallons of ethanol we sold during the six months ended April 30, 2014 decreased by approximately 7.0% as compared to the number of gallons of ethanol we sold for the six months ended April 30, 2013primarily due to rail delays which resulted in our temporarily suspending, and even ceasing, production at the plant for periods in March and April.

We had losses related to ethanol-based derivative instruments of approximately $524,000 for the six months ended April 30, 2014. We had no gains or losses related to ethanol-based derivative instruments for the six months ended April 30, 2013.

Distillers Grains

Revenue from distillers grains decreased by approximately 27.4% during the six months ended April 30, 2014 compared to the six months ended April 30, 2013 primarily due to the lower distillers grains prices we received and the decrease in the number of tons of modified distillers grains sold during the six months ended April 30, 2014 compared to the six months ended April 30, 2013. For the six months ended April 30, 2014, the average price per ton that we received for our modified distillers grains was approximately 30.7% lower than during the six months ended April 30, 2013. For the six months ended April 30, 2014, the average price per ton that we received for our dried distillers grains was approximately 18.9% lower than during the six months ended April 30, 2013. Management attributes the decrease in the average price we received for dried distillers grains and modified distillers grains to lower corn prices we experienced during the six months ended April 30, 2014 as compared to the six months ended April 30, 2013. The tons of dried distillers grains sold during the six months ended April 30, 2014, increased by approximately 11.8% as compared to the tons of dried distillers grains we sold for the six months ended April 30, 2013. The tons of modified distillers grains we sold during the six months ended April 30, 2014, decreased by approximately 46.2% as compared to the six months ended April 30, 2013 primarily due to lower production at the plant.

Corn Oil

In April 2014, we completed installation of our corn oil extraction equipment and began producing corn oil at our plant. We have no comparison for the price or amount of corn oil sold since we only just began producing and marketing corn oil during the six month period ended April 30, 2014.

Cost of Goods Sold

Corn

Our total cost of goods sold was approximately 35.5% less during the six months ended April 30, 2014 compared to the six months ended April 30, 2013. Our two largest costs of production are corn (74.2% of cost of goods sold for the six months ended April 30, 2014) and natural gas (9.0% of cost of goods sold for the six months ended April 30, 2014). Our average price per bushel of corn for the six months ended April 30, 2014 decreased by approximately 42.1% per bushel compared to the six months ended April 30, 2013 in response to a record 2013 corn crop. During the six months ended April 30, 2014, we used approximately 3.0% less corn as compared to the six months ended April 30, 2013 primarily due to lower production at the plant.

We had losses related to corn derivative instruments of approximately $1,301,000 for the six months ended April 30, 2014, which increased cost of sales. We had gains related to corn derivative instruments of approximately $169,000 for the six months ended April 30, 2013.

Natural Gas

For the six months ended April 30, 2014, we purchased approximately 2.1% less natural gas as compared to the six months ended April 30, 2013 primarily due to lower production at the plant. Our average price per MMBTU of natural gas was 54.5% higher for the six months ended April 30, 2014 compared to the six months ended April 30, 2013 primarily due to a harsh winter and colder temperatures. We had gains related to natural gas based derivative instruments of approximately $92,000 for the six months ended April 30, 2014. We had losses related to natural gas based derivative instruments of approximately $30,000 for the six months ended April 30, 2013.

Operating Expense

We had operating expense for the six months ended April 30, 2014 of $1,199,350 compared to operating expense of $965,458 for the same period of 2013. Management attributes this increase in operating expenses primarily to an increase in professional fees and membership dues for the six months ended April 30, 2014 as compared to the six months ended April 30, 2013. Management continues to pursue strategies to optimize efficiencies and maximize production. These efforts may result in a decrease in our operating expenses on a per gallon basis. However, because these expenses do not vary with the level of production at the plant, we expect our operating expenses to remain relatively steady.

Operating Profit

We had operating profit for the six months ended April 30, 2014 of $15,045,797 compared to operating profit of $491,792 for the six months ended April 30, 2013. Our income from operations for the six months ended April 30, 2014, was 21.30% of our revenues compared to 0.57% for the the six months ended April 30, 2013. Our operating profit for the six months ended April 30, 2014, was higher primarily due to an increase in the price we received for our ethanol relative to the price we paid for corn.

Other Expense

We had total other expense for the six months ended April 30, 2014 of $1,306,905 compared to other expense of $1,467,898 for six months ended April 30, 2013. Our other expense for the six months ended April 30, 2014 consisted primarily of interest expense offset by gain on interest rate swap and other income.

Changes in Financial Condition for the Six Months Ended April 30, 2014

The following table highlights the changes in our financial condition for the six months ended April 30, 2014 from our previous fiscal year ended October 31, 2013:

	April 30, 2014 (unaudited)	October 31, 2013
Current Assets	$22,132,965	$15,438,420
Current Liabilities	$7,848,767	$7,244,981
Long-Term Debt	$33,551,402	$41,231,727

Current Assets

The increase in current assets was primarily the result of an increase in cash and cash equivalents and inventories, which was offset partially by a decrease in accounts receivable at April 30, 2014 as compared to October 31, 2013.

Current Liabilities

The increase in current liabilities was due primarily to an increase in accounts payable and accrued expenses which was offset partially by decreases in derivative instruments and current maturities of long-term debt at April 30, 2014 as compared to October 31, 2013.

Long-Term Debt

Long-term debt decreased by approximately $7,680,000 at April 30, 2014 as compared to October 31, 2013 due to repayments on our loans including paying down our loans in connection with and in preparation for the refinancing of our debt facility.

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

We have entered into a series of definitive agreements with Butamax Advanced Biofuels, L.L.C. ("Butamax") pursuant to which Butamax has agreed to install and lease its corn oil separation system and license to the Company its corn oil separation technology. Installation began in September 2013 and we began producing corn oil in April 2014. We do not currently anticipate that we will need to secure additional capital resources for any other significant purchases of property and equipment in the next 12 months.

The following table shows cash flows for the six months ended April 30, 2014 and 2013:

	Six Months Ended April 30,
	2014	2013
	(unaudited)	(unaudited)
Net cash provided by (used in) operating activities	$17,419,769	$(245,313)
Net cash used in investing activities	(703,844)	(145,824)
Net cash used in financing activities	(11,010,122)	(833,217)

Cash Flow From Operations

We experienced an increase in our cash provided by operating activities for the six months ended April 30, 2014 as compared to the same period in 2013. This increase was primarily due to an increase in our net income for the six months ended April 30, 2014 compared to the same period in 2013. During the six months ended April 30, 2014, our capital needs were being adequately met through cash from our operating activities and our credit facilities.

Cash Flow From Investing Activities

We used more cash for investing activities for the six month period ended April 30, 2014 as compared to the same period in 2013. This increase was primarily due to an increase in capital expenditures during the six months ended April 30, 2014 as a result of updating equipment in process.

Cash Flow From Financing Activities

We used more cash for financing activities during the six months ended April 30, 2014 as compared to the same period in 2013. This increase was primarily a result of our paying down our loans in connection with and in preparation for the refinancing of our debt facility during the six months ended April 30, 2014.

Short-Term and Long-Term Debt Sources

On April 24, 2008, we entered into a Construction Loan Agreement (the “Agreement”) with with FNBO for the purpose of funding a portion of the cost of the ethanol plant. With construction complete and the ethanol plant commencing operations, the construction loan converted to a $25,200,000 Fixed Rate Note, a $20,200,000 Variable Rate Note, a $5,000,000 Long-Term Revolving Note (which was terminated on March 29, 2013), a $5,000,000 line of credit and $5,600,000 to support the issuance of letters of credit by FNBO.

On February 26, 2014, in connection with and in preparation for the refinancing of our debt facility as described below, we paid $7,639,971 towards the balance of FNBO's Variable Rate Note, leaving a combined balance due of $20,000,000 on FNBO's Fixed Rate Note and Variable Rate Note. We also terminated our interest rate swap with FNBO. In connection with terminating the interest rate swap, we paid $234,550.

On February 27, 2014, we entered into a Credit Agreement with AgStar Financial Services, PCA ("AgStar") for the purpose of refinancing our debt facility previously held by FNBO. The Credit Agreement provides for a $20,000,000 Variable Rate Term Loan, a $5,000,000 Term Revolving Loan, and a $5,000,000 Revolving Line of Credit. The availability under the Term Revolving Loan supports and will be reduced by the issuance of letters of credit. We paid a $50,000 underwriting fee and a $75,000 commitment fee in addition to other standard closing costs in connection with the refinancing.

Variable Rate Term Loan

The Variable Rate Term Loan is for $20,000,000 with a variable interest rate that is the greater of the 30-day LIBOR rate plus 350 basis points or 4.25%. The interest rate is subject to a reduction to the greater of the 30-day LIBOR rate plus 300 basis points or 3.75% in the event the total outstanding principal balance of all debt is less than $27,500,000. The applicable interest rate at April 30, 2014 was 4.25%. Monthly principal payments are due on the Variable Rate Term Loan of approximately $208,334 plus accrued interest. The outstanding balance on this note was $19,791,665 at April 30, 2014. A final balloon payment of approximately $7,500,000 will be due on February 27, 2019. We currently have the expectation to convert the Variable Rate Term Loan to a fixed rate loan, subject to certain conditions as described in the Credit Agreement.

Term Revolving Loan

The Term Revolving Loan is for up to $5,000,000 with a variable interest rate that is the greater of the 30-day LIBOR rate plus 350 basis points or 4.25%. The interest rate is subject to a reduction to the greater of the 30-day LIBOR rate plus 300 basis points or 3.75% in the event the total outstanding principal balance of all debt is less than $27,500,000. The applicable interest rate at April 30, 2014 was 4.25%. The Term Revolving Loan may be advanced, repaid and re-borrowed during the term. We will make monthly interest payments on the Term Revolving Loan. The outstanding balance on this note was $0 at April 30, 2014. Payment of all amounts outstanding is due on February 27, 2019. We also have $2,500,000 in letters of credit outstanding at April 30, 2014 which reduce the amount available under the Term Revolving Loan. We will pay interest at a rate of 1.50% on amounts outstanding for the letters of credit.

Revolving Line of Credit

We have a Revolving Line of Credit available equal to the amount of the Borrowing Base, with a maximum limit of $5,000,000. The Borrowing Base will vary and may at times be less than $5,000,000. Our Revolving Line of Credit expires on March 1, 2015 and accrues interest at the 30-day LIBOR rate plus 350 basis points with no minimum interest rate. We will make monthly interest payments on the Revolving Line of Credit. The outstanding balance on this note was $0 at April 30, 2014.

Covenants and other Miscellaneous Financing Agreement Terms

The loan facility with AgStar is secured by substantially all business assets. We executed a mortgage in favor of AgStar creating a first lien on our real estate and plant and a security interest in all personal property located on the premises and assigned in favor of AgStar, all rents and leases to our property, our marketing contracts, our risk management services contract, and our natural gas, electricity, water service and grain procurement agreements.

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

Presently, we are meeting our liquidity needs and complying with our financial covenants and the other terms of our loan agreements with AgStar. We will continue to work with AgStar to try to ensure that the terms of our loan agreements are met going forward. However, we cannot provide any assurance that our actions will result in sustained profitable operations or that we will not be in violation of our loan covenants or in default on our principal payments in the future. Should unfavorable market conditions result in our violation of the terms or covenants of our loan and we fail to obtain a waiver of any such term or covenant, AgStar could deem us in default of our loans and require us to immediately repay a significant portion or possibly the entire outstanding balance of our loans. In the event of a default, AgStar could also elect to proceed with a foreclosure action on our plant.

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

Butamax

We entered into a series of related definitive agreements, dated September 26, 2013, with Butamax which include an Easement for Construction and Process Demonstration Agreement, an Equipment Lease Agreement, a Technology License Agreement, a Technology Demonstration Risk Reduction Agreement and a Security Agreement (collectively, the "Agreements") pursuant to which Butamax has agreed to construct, install and lease its corn oil separation system and license to the Company its proprietary, patent-protected corn oil separation technology.  Pursuant to the Agreements, we agreed to give Butamax access to our plant in order to construct, install, operate, test and commercially validate its corn oil separation system. Butamax retains ownership of the corn oil separation system and technology but agrees to lease it to the Company for a term of 120 months subject to Butamax's right to remove the system if we are in breach of the Agreements. The term of the lease may also be extended or terminated pursuant to the terms of the Agreements and we are responsible for repairs and maintenance of the system and bear the risk of loss. In return, we agree to payment of certain license fees which are subject to being reduced under the terms of the Agreements if the corn oil separation system does not meet certain performance goals.  The Agreements provide that the corn oil separation system shall be conveyed to the Company at the end of the term so long as we are not in breach of the Agreements. We have granted a security interest to Butamax in the corn oil separation system to secure our obligations under the Agreements.  Pursuant to the Agreements, we agreed, subject to certain obligations of confidentiality, to provide Butamax with Company information on a monthly basis including business and financial information and have granted Butamax the option to have a representative present in board and committee meetings as an observer.  We also agreed to give Butamax notice in the event of an issuance or sale of membership interests or convertible debt instruments.  We recorded this as a capital lease in April 2014, and the balance as of April 30, 2014 was $2,352,122.

Butamax Letter of Intent

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

We have entered into corn commodity-based derivatives and ethanol derivatives in order to protect cash flows from fluctuations caused by volatility in commodity prices. In practice, as markets move, we actively attempt to manage our risk and adjust hedging strategies as appropriate. We do not use hedge accounting which would match the gain or loss on our hedge positions to the specific commodity contracts being hedged. Instead, we use fair value accounting for our hedge positions, which means that as the current market price of our hedge position changes, the gains and losses are immediately recognized in our cost of goods sold. The immediate recognition of hedging gains and losses under fair value accounting can cause net income (loss) to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged.

As of April 30, 2014, the fair values of our corn and ethanol derivative instruments are a liability of approximately $173,000. As the prices of the hedged commodity moves in reaction to market trends and information, our statement of operations will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to protect the Company over the term of the contracts for the hedged amounts.

In the ordinary course of business, we enter into forward contracts for our commodity purchases and sales. At April 30, 2014, we have 6,690,000 gallons of forward ethanol sales contracts and 18,310 tons of forward dried distillers grains sales contracts for delivery periods through August 2014 and September 2014, respectively. At April 30, 2014, we have no natural gas forward contracts.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Subsequent Events

On May 1, 2014, we paid our scheduled principal payment on our Variable Rate Term Loan with AgStar as well as an additional $3,000,000 payment towards principal.  This reduced the amount of total long-term debt to $34,115,467 as of May 1, 2014.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from our Variable Rate Term Loan, our Revolving Term Loan and our Line of Credit, each bearing a variable interest rate.  As of April 30,

2014, we had $19,791,665 outstanding on the Variable Rate Term Loan. Interest will accrue at the greater of the 30-day LIBOR rate plus 350 basis points or 4.25%. The applicable interest rate at April 30, 2014 was 4.25%. If we were to experience a 10% adverse change in LIBOR, the annual effect such change would have on our income statement, based on the amount we had outstanding on our Variable Rate Term Loan at April 30, 2014, would be approximately $98,958. At April 30, 2014, we had $0 outstanding on our Revolving Term Loan and our Line of Credit.

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

In the ordinary course of business, we enter into forward contracts for our commodity purchases and sales. At April 30, 2014, we have 6,690,000 gallons of forward ethanol sales contracts and 18,310 tons of forward dried distillers grains sales contracts for delivery periods through August 2014 and September 2014, respectively. At April 30, 2014, we have no natural gas forward contracts.

At April 30, 2014, we have open positions for 920,000 bushels of corn and 348,000 gallons of ethanol on the Chicago Board of Trade. These derivatives have not been designated as an effective hedge for accounting purposes. Corn and natural gas derivatives are forecasted to settle in the next twelve months. For the three months ended April 30, 2014, we recorded a loss due to the change in fair value of our outstanding natural gas derivative positions of approximately $17,000. For the six months ended April 30, 2014, we recorded a gain due to the change in fair value of our outstanding natural gas derivative positions of approximately 92,000. We recorded losses due to changes in the fair value of our outstanding corn derivative positions for the three and six months ended April 30, 2014 of approximately $910,000 and $1,301,000, respectively.

As corn prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to produce long-term positive growth for us.

A sensitivity analysis has been prepared to estimate our exposure to ethanol, distillers grains, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas prices and average ethanol and distillers grains prices as of April 30, 2014 of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from April 30, 2014. The results of this analysis, which may differ from actual results, are approximately as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price as of April 30, 2014	Approximate Adverse Change to Income
Natural Gas	1,362,998	MMBTU	10%	$961,731
Ethanol	57,999,900	Gallons	10%	$12,121,979
Corn	20,138,854	Bushels	10%	$8,377,763
DDGs	159,096	Tons	10%	$3,213,739

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

Our management, including our Chief Executive Officer (the principal executive officer), Brian Kletscher, along with our Chief Financial Officer (the principal financial officer), Lucas Schneider, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of April 30, 2014.  Based on this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the six months ended April 30, 2014, which were identified in connection with management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

The following risk factor is provided due to material changes from the risk factors previously disclosed in our annual report on Form 10-K. The risk factor set forth below should be read in conjunction with the risk factors section and the Management's Discussion and Analysis section for the fiscal year ended October 31, 2013, included in our annual report on Form 10-K.

Lack of rail transportation infrastructure and delayed rail shipments have resulted in rail logistical problems which could negatively impact our financial performance. The ethanol industry has recently been experiencing difficulty transporting the ethanol which is produced. Ethanol is typically shipped by rail. Increased shipments of coal and oil by rail, decreased shipment capacity by the railroads due to fewer railroad crews, and poor weather conditions have resulted in slowed rail travel and loading times. Rail delays have resulted in an increase of our ethanol inventory and have even required us to reduce production at our plant at times which has reduced revenue and negatively affected our financial performance. If rail logistical problems persist, they may negatively impact our ability to operate the ethanol plant profitably which could reduce the value of our units.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

On February 25, 2014, the Securities and Exchange Commission (“SEC”) issued an order instituting administrative proceedings against Clean Energy Capital, LLC (“CEC”) and Scott A. Brittenham (the “Action”). The SEC has alleged that CEC and Mr. Brittenham violated the Securities Act of 1933, the Securities Exchange Act of 1934, the Investment Advisers Act of 1940, and the Investment Company Act of 1940. The Company is not a party to the proceeding.

Mr. Brittenham has served on our board of governors since 2009 and also served on our audit committee. Mr. Brittenham has informed the board of governors that he denies the SEC allegations and intends to defend the Action. He has also indicated that he does not believe the Action affects the day-to-day business of the Company or impairs his ability to serve as a governor.

On February 26, 2014, Mr. Brittenham resigned from the Company's audit committee upon mutual agreement with the board of governors. Mr. Brittenham continues to serve on the Company's board of governors. However, if the board of governors were to determine in the future that Mr. Brittenham's ability to serve as a governor is impaired or that his service adversely impacts the Company, the board may take further action with respect to this matter.

Item 6. Exhibits.

(a)	The following exhibits are filed as part of this report.

Exhibit No.	Exhibit
31.1	Certificate Pursuant to 17 CFR 240.13a-14(a)*
31.2	Certificate Pursuant to 17 CFR 240.13a-14(a)*
32.1	Certificate Pursuant to 18 U.S.C. Section 1350*
32.2	Certificate Pursuant to 18 U.S.C. Section 1350*
101
The following financial information from Highwater Ethanol, LLC's Quarterly Report on Form 10-Q for the quarter ended April 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets as of April 30, 2014 and October 31, 2013, (ii) Condensed Statements of Operations for the three and six months ended April 30, 2014 and 2013, (iii) Condensed Statements of Comprehensive Income (Loss) for the three and six months ended April 30, 2014 and 2013, (iv) Statements of Cash Flows for the six months ended April 30, 2014 and 2013, and (v) the Notes to Condensed Financial Statements.**

* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HIGHWATER ETHANOL, LLC

Date:	June 6, 2014	/s/ Brian Kletscher
Brian Kletscher
Chief Executive Officer
(Principal Executive Officer)

Date:	June 6, 2014	/s/ Lucas Schneider
Lucas Schneider
Chief Financial Officer
(Principal Financial and Accounting Officer)