Form 10-Q
period 2014-07-31
HIGHWATER ETHANOL LLC
filed 2014-09-05
CIK 1371451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended July 31, 2014

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
☐ Yes     ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  As of September 5, 2014 there were 4,953 membership units outstanding.

PART I    FINANCIAL INFORMATION

Item 1. Financial Statements

HIGHWATER ETHANOL, LLC
Condensed Unaudited Balance Sheets

ASSETS	July 31, 2014	October 31, 2013

Current Assets
Cash and cash equivalents	$13,422,238	$7,869,188
Derivative instruments	17,170	558,309
Accounts receivable	5,349,011	3,271,738
Inventories	4,946,683	3,595,878
Prepaids and other	56,616	143,307
Total current assets	23,791,718	15,438,420

Property and Equipment
Land and land improvements	6,859,913	6,853,912
Buildings	38,489,826	38,450,065
Office equipment	577,458	367,508
Plant and process equipment	63,485,410	60,890,831
Vehicles	41,994	41,994
Construction in progress	305,242	5,672
	109,759,843	106,609,982
Less accumulated depreciation	(31,176,073)	(26,297,641)
Net property and equipment	78,583,770	80,312,341

Other Assets
Investments	2,227,774	1,730,626
Restricted marketable securities	1,523,215	1,556,139
Debt issuance costs, net	487,072	570,590
Deposits	191,457	191,457
Total other assets	4,429,518	4,048,812

Total Assets	$106,805,006	$99,799,573

LIABILITIES AND MEMBERS' EQUITY	July 31, 2014	October 31, 2013

Current Liabilities
Accounts payable	$2,971,716	$1,714,221
Accrued expenses	1,028,103	553,942
Customer deposits	29,696	22,317
Derivative instruments	—	427,091
Current maturities of long-term debt	3,980,475	4,527,410
Total current liabilities	8,009,990	7,244,981

Long-Term Debt	29,448,383	41,231,727

Commitments and Contingencies

Members' Equity
Members' equity, 4,953 units outstanding	69,346,633	51,322,865

Total Liabilities and Members’ Equity	$106,805,006	$99,799,573

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Condensed Unaudited Statements of Operations

	Three Months Ended		Nine Months Ended
	July 31, 2014	July 31, 2013	July 31, 2014	July 31, 2013

Revenues	$37,172,560	$44,801,707	$107,802,687	$130,642,134

Cost of Goods Sold	31,927,445	42,189,942	86,312,425	126,573,119
			.
Gross Profit	5,245,115	2,611,765	21,490,262	4,069,015

Operating Expenses	468,920	400,257	1,668,270	1,365,715

Operating Profit	4,776,195	2,211,508	19,821,992	2,703,300

Other Income (Expense)
Interest income	6,968	33,674	16,715	67,364
Other income	8,758	1,523	258,148	3,961
Interest expense	(576,588)	(989,466)	(2,561,392)	(3,085,830)
Gain on interest rate swap	—	196,808	427,091	585,682
Income from equity method investments	73,983	111,551	65,654	315,015
Total other expense, net	(486,879)	(645,910)	(1,793,784)	(2,113,808)

Net Income	$4,289,316	$1,565,598	$18,028,208	$589,492

Weighted Average Units Outstanding	4,953	4,953	4,953	4,953
Net Income Per Unit	$866.00	$316.09	$3,639.86	$119.02
Distributions Per Unit	$—	$—	$—	$—

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Condensed Unaudited Statements of Comprehensive Income

	Three Months Ended		Nine Months Ended
	July 31, 2014	July 31, 2013	July 31, 2014	July 31, 2013

Net Income	$4,289,316	$1,565,598	$18,028,208	$589,492
Other Comprehensive Income
Unrealized loss on restricted marketable securities	(764)	(6,615)	(4,440)	(31,778)
Comprehensive Income	$4,288,552	$1,558,983	$18,023,768	$557,714

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Condensed Statements of Cash Flows

	Nine Months Ended
	July 31, 2014	July 31, 2013

Cash Flows from Operating Activities
Net income	$18,028,208	$589,492
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	4,961,950	4,933,972
Income from equity method investments	(65,654)	(315,015)
Non-cash patronage income	(197,494)	—
Change in assets and liabilities
Restricted marketable securities	28,484	(56,655)
Accounts receivable	(2,077,273)	840,355
Inventories	(1,350,805)	(588,726)
Derivative instruments	114,048	(413,602)
Prepaids and other	86,691	(41,504)
Customer deposits	7,379	—
Accounts payable	1,257,495	(32,191)
Accrued expenses	474,161	55,574
Net cash provided by operating activities	21,267,190	4,971,700

Cash Flows from Investing Activities
Capital expenditures	(797,724)	(193,443)
Investment in equity method investment	(234,000)	(217,902)
Net cash used in investing activities	(1,031,724)	(411,345)

Cash Flows from Financing Activities
Payments on long-term debt	(34,459,766)	(3,023,341)
Advances on long-term debt	20,000,000	—
Payment of debt issuance costs	(222,650)	—
Net cash used in financing activities	(14,682,416)	(3,023,341)

Net Increase in Cash and Cash Equivalents	5,553,050	1,537,014

Cash and Cash equivalents – Beginning of Period	7,869,188	1,431,996

Cash and Cash equivalents – End of Period	$13,422,238	$2,969,010

Supplemental Cash Flow Information
Cash paid for interest expense	$2,282,251	$3,099,042

Supplemental Disclosure of Noncash Financing and Investing Activities
Unrealized loss on restricted marketable securities	$(4,440)	$(31,778)
Capital lease financing	$2,352,137	$—

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
July 31, 2014

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

In the opinion of management, the interim condensed financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for fair presentation of the Company's financial position as of July 31, 2014 and the results of operations and cash flows for all periods presented.

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
July 31, 2014

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

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts receivable, and accounts payable, and other working capital items approximate fair value at July 31, 2014 due to the short maturity nature of these instruments.

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

Equity Method Investments

The Company has an investment interest in an unlisted company, Renewable Fuels Marketing Group, LLC (RPMG), who markets the Company’s ethanol. This investment is a flow-through entity and is being accounted for by the equity method of accounting under which the Company’s share of net income is recognized as income in the Company’s income statement and added to the investment account. Distributions or dividends received from the investment are treated as a reduction of the investment account. The Company has a 7% interest in RPMG. The Company consistently follows the practice of recognizing the net income based on the most recent reliable data. Therefore, the net income which is reported in the Company's income statement for the quarter ended July 31, 2014 is based on the investee’s results of operations for the three month period ended June 30, 2014.

The Company is one of eight member owner investors in Lawrenceville Tank, LLC. The Company will have a 7% ownership, and Lawrenceville Tank, LLC will own and operate a trans load/tank facility in Atlanta, Georgia area. This will provide another area of opportunity for the Company’s ethanol production to be marketed by RPMG. The Company has invested $231,000 of its $385,000 total commitment as of July 31, 2014.

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

HIGHWATER ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
July 31, 2014

3. FAIR VALUE MEASUREMENTS

The following table provides information on those assets (liabilities) measured at fair value on a recurring basis.

	Fair Value as of	Fair Value Measurement Using
	July 31, 2014	Level 1	Level 2	Level 3
Restricted marketable securities	$1,523,215	$1,523,215	$—	$—
Derivative instrument assets - commodities	$2,125	$2,125	$—	$—
Derivative instrument liabilities - commodities	$(73,969)	$(73,969)	$—	$—

	Fair Value as of	Fair Value Measurement Using
	October 31, 2013	Level 1	Level 2	Level 3
Restricted marketable securities	$1,556,139	$1,556,139	$—	$—
Derivative instrument - interest rate swap	$(427,091)	$—	$(427,091)	$—
Derivative instrument liabilities - commodities	$(467,015)	$(467,015)	$—	$—

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

4. RESTRICTED MARKETABLE SECURITIES

The cost and fair value of the Company's restricted marketable securities consist of the following at July 31, 2014:

	Amortized Cost	Gross Unrealized Losses	Fair Value

Restricted marketable securities - Long-term municipal obligations	$1,537,330	$(14,115)	$1,523,215

The cost and fair value of the Company's restricted marketable securities consist of the following at October 31, 2013:

	Amortized Cost	Gross Unrealized Losses	Fair Value

Restricted marketable securities - Long-term municipal obligations	$1,565,814	$(9,675)	$1,556,139

The long-term restricted marketable securities relate to the debt service reserve fund required by the capital lease agreement. The Company had unrealized losses of $14,115 and $9,675 included in accumulated other comprehensive income at July 31, 2014 and October 31, 2013, respectively.

HIGHWATER ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
July 31, 2014

Shown below are the contractual maturities of marketable securities with fixed maturities at July 31, 2014. Actual maturities may differ from contractual maturities because certain securities may contain early call or prepayment rights. These are classified as long-term since they are held in the debt service reserve fund for long-term debt and are reinvested when due.

Due within 1 year	$1,523,215

Total	$1,523,215

5. INVENTORIES

Inventories consisted of the following at:

	July 31, 2014	October 31, 2013

Raw materials	$1,294,878	$986,199
Spare parts and supplies	1,647,365	1,241,515
Work in process	990,610	883,278
Finished goods	1,013,830	484,886
Total	$4,946,683	$3,595,878

6. DERIVATIVE INSTRUMENTS

As of July 31, 2014, the Company had entered into corn and ethanol derivative instruments, which are required to be recorded as either assets or liabilities at fair value in the statement of financial position. Derivatives qualify for treatment as hedges when there is a high correlation between the change in fair value of the derivative instrument and the related change in value of the underlying hedged item. The Company must designate the hedging instruments based upon the exposure being hedged as a fair value hedge, a cash flow hedge or a hedge against foreign currency exposure. The derivative instruments outstanding at July 31, 2014 are not designated as effective hedges for accounting purposes.

Interest Rate Swap

The Company had an interest rate swap with a notional amount of approximately $15,992,000 that fixed the interest rate for a corresponding amount of long-term debt at 7.6%. On February 26, 2014, the Company terminated the interest rate swap.

Commodity Contracts

As of July 31, 2014, the Company has open positions for 50,000 bushels of corn. Management expects all open positions outstanding as of July 31, 2014 to be realized within the next twelve months.

The following tables provide details regarding the Company's derivative instruments at July 31, 2014 and October 31, 2013:

Instrument	Balance Sheet location	July 31, 2014	October 31, 2013

Interest rate swap	Current liabilities	$—	$(427,091)

Corn, natural gas and ethanol contracts
In gain position		$2,125	$—
In loss position		(73,969)	(467,015)
Deposits with broker		89,014	1,025,324
	Current assets	$17,170	$558,309

HIGHWATER ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
July 31, 2014

Corn and natural gas contracts totaling $467,015 as of October 31, 2013 were netted with deposits with broker, to be consistent with the 2014 presentation.

The following table provide details regarding the gains (losses) from the Company's derivative instruments in the statements of operations, none of which are designated as hedging instruments:

	Statement of	Three Months Ended July 31,
	Operations location	2014	2013
Interest rate swap	Other income (expense)	$—	$196,808
Ethanol contracts	Revenues	46,357	—
Corn contracts	Cost of goods sold	(1,911,954)	194,003
Natural gas contracts	Cost of goods sold	(52,340)	21,418

	Statement of	Nine Months Ended July 31,
	Operations location	2014	2013
Interest rate swap	Other income (expense)	$427,091	$585,682
Ethanol contracts	Revenues	(477,785)	—
Corn contracts	Cost of goods sold	(611,140)	24,909
Natural gas contracts	Cost of goods sold	(144,546)	51,096

The following table provides corrected gains (losses) from corn and natural gas contracts, which were originally reported as the reciprocal of these amounts:

	Three Months Ended
	April 30,		January 31,
	2014	2013	2014	2013
Corn Contracts	$910,331	$(209,042)	$390,483	$39,948
Natural Gas Contracts	16,848	22,242	(109,054)	7,436

7. DEBT FINANCING

Long-term debt consists of the following at:

	July 31, 2014	October 31, 2013
Variable Rate Term Loan (AgStar)	$15,958,325	$—

Capital leases, see terms below	17,470,533	15,180,000

Fixed rate note payable (FNBO)	—	18,098,700

Variable rate note payable (FNBO)	—	12,480,437

Total	33,428,858	45,759,137

Less amounts due within one year	3,980,475	4,527,410

Net long-term debt	$29,448,383	$41,231,727

HIGHWATER ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
July 31, 2014

Bank Financing

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

Term Revolving Loan

The Term Revolving Loan is for up to $5,000,000 with a variable interest rate that is the greater of the 30-day LIBOR rate plus 350 basis points or 4.25%. The interest rate is subject to a reduction to the greater of the 30-day LIBOR rate plus 300 basis points or 3.75% in the event the total outstanding principal balance of all debt is less than $27,500,000. The Term Revolving Loan may be advanced, repaid and re-borrowed during the term. Monthly interest payments are due on the Term Revolving Loan. Payment of all amounts outstanding is due on February 27, 2019. As of July 31, 2014, the Company has $2,500,000 in letters of credit outstanding which reduce the amount available under the Term Revolving Loan. The Company pays interest at a rate of 1.5% on amounts outstanding for the letters of credit.

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

As of July 31, 2014, there are no amounts outstanding on the Term Revolving Loan or Revolving Line of Credit.

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

HIGHWATER ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
July 31, 2014

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

Butamax

The Company entered into a series of related definitive agreements, dated September 26, 2013, with Butamax which include an Easement for Construction and Process Demonstration Agreement, an Equipment Lease Agreement, a Technology License Agreement, a Technology Demonstration Risk Reduction Agreement and a Security Agreement (collectively, the "Agreements") pursuant to which Butamax has agreed to construct, install and lease its corn oil separation system and license to the Company its proprietary, patent-protected corn oil separation technology.  Pursuant to the Agreements, the Company agreed to give Butamax access to the plant in order to construct, install, operate, test and commercially validate a corn oil separation system. Butamax retains ownership of the corn oil separation system and technology but agrees to lease it to the Company for a term of 120 months subject to Butamax's right to remove the system if the Company is in breach of the Agreements. The term of the lease may also be extended or terminated pursuant to the terms of the Agreements. The Company is responsible for repairs and maintenance of the system and bear the risk of loss. In return, the Company agrees to payment of certain license fees which are subject to being reduced under the terms of the Agreements if the corn oil separation system does not meet certain performance goals.  The Agreements provide that the corn oil separation system shall be conveyed to the Company at the end of the term so long as the Company is not in breach of the Agreements. The Company granted a security interest to Butamax in the corn oil separation system to secure its obligations under the Agreements.  Pursuant to the Agreements, the Company agreed, subject to certain obligations of confidentiality, to provide Butamax with Company information on a monthly basis including business and financial information and have granted Butamax the option to have a representative present in board and committee meetings as an observer.  The Company also agreed to give Butamax notice in the event of an issuance or sale of membership interests or convertible debt instruments.  The Company recorded this as a capital lease in April 2014, and the balance as of July 31, 2014 was $2,290,533.

The estimated maturities of the long-term debt at July 31, 2014 are as follows:

2015	$3,980,475
2016	4,766,255
2017	4,855,528
2018	4,243,354
2019	8,059,913
2020 and thereafter	7,523,333
Long-term debt	$33,428,858

HIGHWATER ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
July 31, 2014

8. COMMITMENTS AND CONTINGENCIES

Regulatory Agencies

The Company is subject to oversight from regulatory agencies regarding environmental concerns which arise in the ordinary course of its business.

Forward Contracts

At July 31, 2014, the Company has approximately 2,230,000 gallons of forward fixed price ethanol sales contracts and approximately 20,430 tons of forward dried distiller grains sales contracts at various fixed prices for various delivery periods through August 2014 and September 2014, respectively. At July 31, 2014, the Company also has 1,500,750 pounds of forward fixed price corn oil sales contracts and 378,000 MMBTU of natural gas contracts for various delivery periods through December 2014 and March 2015, respectively. In addition, at July 31, 2014, the Company has forward corn purchase contracts for approximately 400,000 bushels for various delivery periods through August 2014.

9. SUBSEQUENT EVENTS

On August 29, 2014, the Company paid it’s scheduled principal payment as well as an additional $4,000,000 to AgStar.  This reduced the amount of total long-term debt to $29,158,714 as of August 29, 2014.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three and nine month periods ended July 31, 2014, compared to the same periods of the prior fiscal year. This discussion should be read in conjunction with the condensed financial statements and notes and the information contained in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2013.

Forward-Looking Statements

This report contains forward-looking statements that involve future events, our future performance and our expected future operations and actions.  In some cases you can identify forward-looking statements by the use of words such as “will,” “may,” “should,” “anticipate,” “believe,” “expect,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties. Many factors could cause actual results to differ materially from those projected in forward-looking statements. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include, but are not limited to:

•	Changes in the availability and price of corn and natural gas;
•	Reduction or elimination of the Renewable Fuel Standard;
•	Volatile commodity and financial markets;
•	Changes in legislation benefiting renewable fuels;
•	Our ability to comply with the financial covenants contained in our credit agreements with our lenders;
•	Our ability to profitably operate the ethanol plant and maintain a positive spread between the selling price of our products and our raw material costs;
•	Results of our hedging activities and other risk management strategies;
•	Ethanol and distillers grains supply exceeding demand and corresponding price reductions;
•	Our ability to generate cash flow to invest in our business and service our debt;
•	Changes in the environmental regulations that apply to our plant operations and changes in our ability to comply with such regulations;
•	Changes in our business strategy, capital improvements or development plans;
•	Changes in plant production capacity or technical difficulties in operating the plant;
•	Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries;
•	Lack of transportation, storage and blending infrastructure preventing ethanol from reaching high demand markets;
•	Changes in federal and/or state laws or policies impacting the ethanol industry;
•	Changes and advances in ethanol production technology and the development of alternative fuels and energy sources and advanced biofuels;
•	Competition from alternative fuel additives;
•	Changes in interest rates and lending conditions;
•	Decreases in the price we receive for our ethanol and distillers grains;
•	Our inability to secure credit or obtain additional equity financing we may require in the future; and
•	Our ability to retain key employees and maintain labor relations.

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
The ethanol industry is dependent on several economic incentives which if reduced or eliminated could significantly impact ethanol demand. One of these is the Renewable Fuels Standard (“RFS”) program which requires that, in each year, a certain amount of renewable fuels be used in the United States. However, the EPA has the authority to waive the RFS statutory volume requirement, in whole or in part, provided one of the following two conditions have been met: (1) there is inadequate domestic renewable fuel supply; or (2) implementation of the requirement would severely harm the economy or environment of a state, region or the United States. Annually, the EPA passes a rule that establishes the number of gallons of different types of renewable fuels that must be used in the United States which is called the renewable volume obligations. The RFS for 2013 was approximately 16.55 billion gallons, of which corn based ethanol could be used to satisfy approximately 13.8 billion gallons. The RFS statutory volume requirement for 2014 is approximately 18.15 billion gallons, of which corn based ethanol can be used to satisfy approximately 14.4 billion gallons. However, on November 15, 2013, the EPA announced a proposal to significantly reduce the 2014 standard to 15.21 billion gallons of which corn based ethanol could be used to satisfy only 13 billion gallons. This proposed rule would result in a lowering of the 2014 standard below the 2013 level of 13.8 billion gallons. The EPA also sought comment on several petitions it has received for partial waiver of the statutory volumes for 2014. The 60-day public comment period ended on January 28, 2014 and the rule was submitted by the EPA to the Office of Management and Budget ("OMB") for review on August 22, 2014. The OMB has ninety days to review the rule. Furthermore, there have also been recent proposals in Congress to reduce or eliminate the RFS. If the EPA's proposal becomes a final rule significantly reducing the RFS or if the RFS were to be otherwise reduced or eliminated by the exercise of the EPA waiver authority or by Congress, the market price and demand for ethanol could decrease which will negatively impact our financial performance. Current ethanol production capacity exceeds the EPA's proposed 2014 standard which can be satisfied by corn based ethanol.

The ethanol industry has been experiencing difficulty transporting the ethanol which is produced due to rail logistical problems caused by a combination of factors. Rail delays have resulted in an increase of our ethanol inventory and even necessitated at times our reducing production at our plant which has decreased revenue and negatively affected our financial performance. If rail delays persist, those delays may result in a decrease in production at the plant and could impact our ability to operate the ethanol plant profitably.

China, the largest buyer of distillers grains in the world, announced in June 2014 that it would stop issuing import permits for U.S. distillers grains due to the presence of a genetically modified trait not approved for import. In addition, in July 2014 China indicated that it will now require the U.S. government to certify that distillers grains shipments to China are free of the genetically modified trait. The new requirements on U.S. distillers grains shipments to China may be difficult or impossible to satisfy. If these requirements continue and export demand of distillers grains is significantly reduced as a result, the price of distillers grains in the U.S. would likely decline which could negatively affect our profitability.

We expect to fund our operations during the next 12 months using cash flow from our continuing operations and our current credit facilities. However, should we experience unfavorable operating conditions in the ethanol industry that prevent us from profitably operating the ethanol plant, we may need to seek additional funding.

Results of Operations for the Three Months Ended July 31, 2014 and 2013

The following table shows the results of our operations and the approximate percentage of revenues, costs of goods sold, operating expenses and other items to total revenues in our unaudited statements of operations for the three months ended July 31, 2014 and 2013:

	2014		2013
Statement of Operations Data	Amount (unaudited)%		Amount (unaudited)%

Revenue	$37,172,560	100.00%	$44,801,707	100.00%
Cost of Goods Sold	31,927,445	85.89%	42,189,942	94.17%
Gross Profit	5,245,115	14.11%	2,611,765	5.83%
Operating Expenses	468,920	1.26%	400,257	0.89%
Operating Profit	4,776,195	12.85%	2,211,508	4.94%
Other Expense	(486,879)	(1.31)%	(645,910)	(1.44)%
Net Income	$4,289,316	11.54%	$1,565,598	3.49%

The following table shows the sources of our revenue for the three months ended July 31, 2014 and 2013.

	2014		2013
Revenue Sources	Amount (Unaudited)%		Amount (Unaudited)%

Ethanol Sales	$29,825,474	80.23%	$35,285,743	78.76%
Modified Distillers grains sales	732,732	1.97%	1,438,472	32.10%
Dried Distillers grains sales	5,731,212	15.42%	8,077,492	18.03%
Corn Oil Sales	883,142	2.38%	—	—%
Total Revenues	$37,172,560	100.00%	$44,801,707	100.00%

Revenue
Ethanol
Our total revenues were lower for the three months ended July 31, 2014 compared to the three months ended July 31, 2013. Revenue from ethanol sales decreased by approximately 15.5% during the three months ended July 31, 2014 compared to the three months ended July 31, 2013 due to lower ethanol prices. The average ethanol sales price per gallon we received for the three months ended July 31, 2014 was approximately 17.3% lower than the average price we received for the three months ended July 31, 2013. The gallons of ethanol we sold during the three months ended July 31, 2014 increased by approximately 2.1% as compared to the number of gallons of ethanol we sold for the three months ended July 31, 2013.
Management attributes the decrease in the average price we received for our ethanol for the three months ended July 31, 2014 compared to the three months ended July 31, 2013 to lower corn prices experienced in the three months ended July 31, 2014 compared to the three months ended July 31, 2013, since ethanol prices tend to trend with corn prices. Although ethanol prices were lower for the three months ended July 31, 2014 compared to the three months ended July 31, 2013, ethanol prices have been supported somewhat by a seasonal increase in ethanol demand and difficulties in rail transportation of ethanol due to rail logistical problems. Although rail difficulties helped to support ethanol prices, rail delays can also result in an increase in our ethanol inventory and our decreasing, and even temporarily ceasing, production at the plant. We are currently monitoring the situation closely and are prepared to decrease production if necessary.

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

In the ordinary course of business, we enter into forward contracts for our commodity purchases and sales. At July 31, 2014, we have approximately 2,230,000 gallons of forward ethanol sales contracts for various delivery periods through August 2014. We had gains related to ethanol based derivative instruments of approximately $46,000 for the three months ended July 31, 2014. We had no losses or gains related to ethanol based derivative instruments for the three months ended July 31, 2013.

Distillers Grains

Revenue from distillers grains decreased by approximately 32.1% during the three months ended July 31, 2014 compared to the three months ended July 31, 2013. This is primarily a result of the lower distillers grains prices we received and the decrease in the number of tons of dried and modified distillers grains sold during the three months ended July 31, 2014 compared to the three months ended July 31, 2013. For the three months ended July 31, 2014, the average price per ton that we received for our modified distillers grains was approximately 29.9% lower than during the three months ended July 31, 2013. For the three months ended July 31, 2014, the average price per ton that we received for our dried distillers grains was approximately 25.4% lower than the average price we received during the three months ended July 31, 2013. The tons of dried distillers grains we sold during the three months ended July 31, 2014, decreased by approximately 4.9% as compared to the tons of dried distillers grains we sold for the three months ended July 31, 2013. The tons of modified distillers grains we sold during the three months ended July 31, 2014, decreased by approximately 27.3% as compared to the three months ended July 31, 2013.

Distillers grains prices typically change in proportion to corn price and availability. Management attributes the decrease in the average price we received for dried distillers grains and modified distillers grains in part to lower corn prices we experienced during the three months ended July 31, 2014 as compared to the three months ended July 31, 2013. However, during our third fiscal quarter, distillers grains prices have fallen faster as compared to the price of corn due to announcements in June and July 2014, by China, the largest buyer of distillers grains in the world, that it would stop issuing import permits for U.S. distillers grains due to the presence of a genetically modified trait not approved by China for import and impose additional restrictions on such shipments.

Management anticipates that distillers grains prices will continue to follow corn prices and change in relation to the availability of corn throughout our fiscal year. In addition, higher inclusion rates of distillers grains in livestock rations could boost demand and have a positive affect on distillers grains prices. However, if China continues to place restrictions on imports of U.S. distillers grains, export demand of distillers grains may be significantly reduced which would negatively affect the price of distillers grains in the U.S.

At July 31, 2014, we have approximately 20,430 tons of forward dried distillers grains sales contracts for various delivery periods through September 2014.

Corn Oil

In April 2014, we completed installation of our corn oil extraction equipment and began producing corn oil at our plant. We have no comparison for the price or amount of corn oil sold for the three months ended July 31, 2013 since we only recently began producing and marketing corn oil. Accordingly, we do not provide a comparison between reporting periods in this report. Management anticipates that our corn oil production will be comparable in the future to our production for the three months ended July 31, 2014. However, we are still working to gain the best efficiency from the corn oil equipment which could positively affect corn oil production.

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

At July 31, 2014, we have approximately 1,500,750 pounds of forward corn oil sales contracts for various delivery periods through December 2014.

Cost of Goods Sold

Corn

Our two largest costs of production are corn (73.6% of cost of goods sold for the three months ended July 31, 2014) and natural gas (5.8% of cost of goods sold for the three months ended July 31, 2014). Our total cost of goods sold was approximately 24.3% less during the three months ended July 31, 2014 compared to the three months ended July 31, 2013.

Our average price per bushel of corn for the three months ended July 31, 2014 decreased by approximately 33.9% per bushel compared to the same period in 2013 due to lower corn prices. We used approximately 1.1% more bushels of corn in the three months ended July 31, 2014 as compared to the three months ended July 31, 2013.

We experienced lower corn prices during our third fiscal quarter in response to a record 2013 corn crop and projections of another large corn crop for 2014. Management expects there to be an adequate corn supply available in our area to operate the ethanol plant and that prices during our 2014 fiscal year may continue to be lower due to plentiful supply. However, corn prices will likely remain volatile in the future depending on weather conditions and other factors.

In the ordinary course of business, we enter into forward purchase contracts for our commodity purchases. At July 31, 2014, we have forward corn purchase contracts for approximately 400,000 bushels for various delivery periods through August 2014. We had losses related to corn derivative instruments of approximately $1,912,000 for the three months ended July 31, 2014, which increased cost of sales. We had gains related to corn derivative instruments of approximately $194,000 for the three months ended July 31, 2013.

Natural Gas

For the three months ended July 31, 2014, we purchased approximately 1% more natural gas as compared to the three months ended July 31, 2013. This increase in natural gas usage is primarily due to a higher percentage of our distillers grains being dried rather than sold as modified. Our average price per MMBTU of natural gas was 15.2% higher for the three months ended July 31, 2014 compared to the three months ended July 31, 2013. Natural gas prices were higher on average due to a harsh winter and colder temperatures and then trended downwards during our third fiscal quarter. Management anticipates that natural gas prices will continue at their current levels unless the natural gas industry experiences production problems or if there are large increases in natural gas demand. Natural gas prices will likely increase during the winter months depending on the severity of the winter conditions experienced.

At July 31, 2014, we have     approximately 378,000 MMBTU of forward natural gas sales contracts for various delivery periods through March 2015. We had losses related to natural gas based derivative instruments of approximately $52,000 for the three months ended July 31, 2014. We had gains related to natural gas based derivative instruments of approximately $21,000 for the three months ended July 31, 2013.

Operating Expense

We had operating expenses for the three months ended July 31, 2014 of $468,920 as compared to operating expenses of $400,257 for the three months ended July 31, 2013. Management attributes this increase in operating expenses primarily to an increase in professional fees, license and permits and membership dues for the three months ended July 31, 2014 as compared to the three months ended July 31, 2013. Management continues to pursue strategies to optimize efficiencies and maximize production. These efforts may result in a decrease in our operating expenses on a per gallon basis. However, because these expenses do not vary with the level of production at the plant, we expect our operating expenses to remain relatively steady.

Operating Profit

We had profit from operations for the three months ended July 31, 2014 of $4,776,195 which is approximately 12.85% of our revenues compared to a profit of $2,211,508 which was approximately 4.94% of our revenues for the three months ended July 31, 2013. This increase in our operating income is primarily due to an increase in the price we received for our ethanol relative to the price we paid for corn.

Other Expense

We had total other expense for the three months ended July 31, 2014 of $486,879 compared to other expense of $645,910 for the three months ended July 31, 2013. Our other expense for the three months ended July 31, 2014 consisted primarily of interest expense offset in part by income from our investments.

Results of Operations for the Nine Months Ended July 31, 2014 and 2013

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the nine months ended July 31, 2014 and 2013:

	2014		2013
Statement of Operations Data	Amount (unaudited)%		Amount (unaudited)%

Revenue	$107,802,687	100.00%	$130,642,134	100.00%
Cost of Goods Sold	86,312,425	80.07%	126,573,119	96.89%
Gross Profit	21,490,262	19.93%	4,069,015	3.11%
Operating Expenses	1,668,270	1.55%	1,365,715	1.05%
Operating Profit	19,821,992	18.39%	2,703,300	2.07%
Other Expense	(1,793,784)	(1.66)%	(2,113,808)	(1.62)%
Net Income (Loss)	$18,028,208	16.72%	$589,492	0.45%

The following table shows the sources of our revenue for the nine months ended July 31, 2014 and 2013.

	2014		2013
Revenue Sources	Amount (Unaudited)%		Amount (Unaudited)%

Ethanol Sales	$85,615,910	79.42%	$100,883,770	77.22%
Modified Distillers grains sales	2,974,760	2.76%	7,458,942	5.71%
Dried Distillers grains sales	18,182,694	16.87%	22,299,422	17.07%
Corn Oil Sales	1,029,323	0.95%	—	—%
Total Revenues	$107,802,687	100.00%	$130,642,134	100.00%

Revenue

Ethanol

Our total revenues were lower for the nine months ended July 31, 2014 compared to the nine months ended July 31, 2013. Revenue from ethanol sales decreased by approximately 15.1% during the nine months ended July 31, 2014 compared to the nine months ended July 31, 2013 primarily due to lower ethanol prices and decreased gallons sold. The average ethanol sales price per gallon we received for the nine months ended July 31, 2014 was approximately 11.7% lower than the average price we received for the nine months ended July 31, 2013 primarily due to lower corn prices experienced in the nine months ended July 31, 2014 compared to the nine months ended July 31, 2013 as ethanol prices tend to trend with corn prices. In addition, we experienced a decrease in the gallons of ethanol sold in the nine months ended July 31, 2014 as compared to the nine months ended July 31, 2013. The gallons of ethanol we sold during the nine months ended July 31, 2014 decreased by approximately 3.9% as compared to the number of gallons of ethanol we sold for the nine months ended July 31, 2013 primarily due to rail delays which resulted in our temporarily suspending, and even ceasing, production at the plant for periods in March and April.

We had losses related to ethanol-based derivative instruments of approximately $478,000 for the nine months ended July 31, 2014. We had no gains or losses related to ethanol-based derivative instruments for the nine months ended July 31, 2013.

Distillers Grains

Revenue from distillers grains decreased by approximately 28.9% during the nine months ended July 31, 2014 compared to the nine months ended July 31, 2013 primarily due to the lower distillers grains prices we received and the decrease in the number of tons of modified distillers grains sold during the nine months ended July 31, 2014 compared to the nine months ended July 31, 2013. For the nine months ended July 31, 2014, the average price per ton that we received for our modified distillers grains was approximately 31.0% lower than during the nine months ended July 31, 2013. For the nine months ended July 31, 2014, the average price per ton that we received for our dried distillers grains was approximately 22.6% lower than during the nine months ended July 31, 2013. Management attributes the decrease in the average price we received for dried distillers grains and modified distillers grains to lower corn prices we experienced during the nine months ended July 31, 2014 as compared to the nine months ended July 31, 2013 and the decline in exports due to additional regulations by China on U.S. imports of distillers grains announced during the nine months ended July 31, 2014. The tons of dried distillers grains sold during the nine months ended July 31, 2014, increased by approximately 5.3% as compared to the tons of dried distillers grains we sold for the nine months ended July 31, 2013. The tons of modified distillers grains we sold during the nine months ended July 31, 2014, decreased by approximately 42.2% as compared to the nine months ended July 31, 2013 primarily due to lower production at the plant.

Corn Oil

In April 2014, we completed installation of our corn oil extraction equipment and began producing corn oil at our plant. We have no comparison for the price or amount of corn oil sold for the nine months ended July 31, 2013 since we only recently began producing and marketing corn oil. Accordingly, we do not provide a comparison between reporting periods in this report.

Cost of Goods Sold

Corn

Our total cost of goods sold was approximately 31.8% less during the nine months ended July 31, 2014 compared to the nine months ended July 31, 2013. Our two largest costs of production are corn (74% of cost of goods sold for the nine months ended July 31, 2014) and natural gas (7.8% of cost of goods sold for the nine months ended July 31, 2014). Our average price per bushel of corn for the nine months ended July 31, 2014 decreased by approximately 39.4% per bushel compared to the nine months ended July 31, 2013 in response to a record 2013 corn crop. During the nine months ended July 31, 2014, we used approximately 1.6% less corn as compared to the nine months ended July 31, 2013 primarily due to lower production at the plant.

We had losses related to corn derivative instruments of approximately $611,000 for the nine months ended July 31, 2014, which increased cost of sales. We had gains related to corn derivative instruments of approximately $25,000 for the nine months ended July 31, 2013.

Natural Gas

For the nine months ended July 31, 2014, we purchased approximately 1% less natural gas as compared to the nine months ended July 31, 2013 primarily due to lower production at the plant. Our average price per MMBTU of natural gas was 41.2% higher for the nine months ended July 31, 2014 compared to the nine months ended July 31, 2013 primarily due to a harsh winter and colder temperatures. We had losses related to natural gas based derivative instruments of approximately $145,000 for the nine months ended July 31, 2014. We had gains related to natural gas based derivative instruments of approximately $51,000 for the nine months ended July 31, 2013.

Operating Expense

We had operating expense for the nine months ended July 31, 2014 of $1,668,270 compared to operating expense of $1,365,715 for the same period of 2013. Management attributes this increase in operating expenses primarily to an increase in professional fees and membership dues for the nine months ended July 31, 2014 as compared to the nine months ended July 31, 2013. Management continues to pursue strategies to optimize efficiencies and maximize production. These efforts may result in a decrease in our operating expenses on a per gallon basis. However, because these expenses do not vary with the level of production at the plant, we expect our operating expenses to remain relatively steady.

Operating Profit

We had operating profit for the nine months ended July 31, 2014 of $19,821,992 compared to operating profit of $2,703,300 for the nine months ended July 31, 2013. Our income from operations for the nine months ended July 31, 2014, was 18.39% of our revenues compared to 2.07% for the the nine months ended July 31, 2013. Our operating profit for the nine months ended July 31, 2014, was higher primarily due to an increase in the price we received for our ethanol relative to the price we paid for corn.

Other Expense

We had total other expense for the nine months ended July 31, 2014 of $1,793,784 compared to other expense of $2,113,808 for nine months ended July 31, 2013. Our other expense for the nine months ended July 31, 2014 consisted primarily of interest expense offset by gain on interest rate swap and other income.

Changes in Financial Condition for the Nine Months Ended July 31, 2014

The following table highlights the changes in our financial condition for the nine months ended July 31, 2014 from our previous fiscal year ended October 31, 2013:

	July 31, 2014 (unaudited)	October 31, 2013
Current Assets	$23,791,718	$15,438,420
Current Liabilities	8,009,990	7,244,981
Long-Term Debt	29,448,383	41,231,727

Current Assets

The increase in current assets is primarily the result of an increase in cash and cash equivalents, accounts receivable and inventories, which was offset partially by a decrease in derivative instruments at July 31, 2014 as compared to October 31, 2013.

Current Liabilities

The increase in current liabilities is due primarily to an increase in accounts payable and accrued expenses which was offset partially by decreases in derivative instruments and current maturities of long-term debt at July 31, 2014 as compared to October 31, 2013.

Long-Term Debt

Long-term debt decreased by approximately $11,783,000 at July 31, 2014 as compared to October 31, 2013 due to repayments of $14,620,812 on our Variable Rate Term Loan and $61,604 on our capital lease. This was offset by the addition of the capital lease debt of $2,352,137 for the corn oil separation system.

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

The following table shows cash flows for the nine months ended July 31, 2014 and 2013:

	Nine Months Ended July 31
	2014	2013
	(unaudited)	(unaudited)
Net cash provided by operating activities	$21,267,190	$4,971,700
Net cash used in investing activities	(1,031,724)	(411,345)
Net cash used in financing activities	(14,682,416)	(3,023,341)

Cash Flow From Operations

We experienced an increase in our cash provided by operating activities for the nine months ended July 31, 2014 as compared to the same period in 2013. This increase was primarily due to an increase in our net income for the nine months ended July 31, 2014 compared to the same period in 2013. During the nine months ended July 31, 2014, our capital needs were being adequately met through cash from our operating activities and our credit facilities.

Cash Flow From Investing Activities

We used more cash for investing activities for the nine month period ended July 31, 2014 as compared to the same period in 2013. This increase was primarily due to an increase in capital expenditures during the nine months ended July 31, 2014.

Cash Flow From Financing Activities

We used more cash for financing activities during the nine months ended July 31, 2014 as compared to the same period in 2013. This increase was primarily a result of our paying down our loans in connection with and in preparation for the refinancing of our debt facility during the nine months ended July 31, 2014 and making an addition payment towards principal in May 2014.

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

Variable Rate Term Loan

The Variable Rate Term Loan is for $20,000,000 with a variable interest rate that is the greater of the 30-day LIBOR rate plus 350 basis points or 4.25%. The interest rate is subject to a reduction to the greater of the 30-day LIBOR rate plus 300 basis points or 3.75% in the event the total outstanding principal balance of all debt is less than $27,500,000. The applicable interest rate at July 31, 2014 was 4.25%. Monthly principal payments are due on the Variable Rate Term Loan of approximately $208,334 plus accrued interest. The outstanding balance on this note was $15,958,325 at July 31, 2014. A final balloon payment of approximately $7,500,000 will be due on February 27, 2019. We currently have the expectation to convert the Variable Rate Term Loan to a fixed rate loan, subject to certain conditions as described in the Credit Agreement.

Term Revolving Loan

The Term Revolving Loan is for up to $5,000,000 with a variable interest rate that is the greater of the 30-day LIBOR rate plus 350 basis points or 4.25%. The interest rate is subject to a reduction to the greater of the 30-day LIBOR rate plus 300 basis points or 3.75% in the event the total outstanding principal balance of all debt is less than $27,500,000. The applicable interest rate at July 31, 2014 was 4.25%. The Term Revolving Loan may be advanced, repaid and re-borrowed during the term. We will make monthly interest payments on the Term Revolving Loan. The outstanding balance on this note was $0 at July 31, 2014. Payment of all amounts outstanding is due on February 27, 2019. We also have $2,500,000 in letters of credit outstanding at July 31, 2014 which reduce the amount available under the Term Revolving Loan. We will pay interest at a rate of 1.50% on amounts outstanding for the letters of credit.

Revolving Line of Credit

We have a Revolving Line of Credit available equal to the amount of the Borrowing Base, with a maximum limit of $5,000,000. The Borrowing Base will vary and may at times be less than $5,000,000. Our Revolving Line of Credit expires on March 1, 2015 and accrues interest at the 30-day LIBOR rate plus 350 basis points with no minimum interest rate. We will make monthly interest payments on the Revolving Line of Credit. The outstanding balance on this note was $0 at July 31, 2014.

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

We are currently exploring the possibility of refinancing our debt facility with AgStar to provide us with additional funds to repay our obligations owed pursuant to our capital lease agreement with the City. We anticipate that the refinancing would provide us with more favorable terms then we currently have with the City and would be finalized prior to December 1, 2014. However, no such definitive documents have been executed as of the date of this report and there is no assurance that they will be executed prior to December 1, 2014 or at all.

Butamax

We entered into a series of related definitive agreements, dated September 26, 2013, with Butamax which include an Easement for Construction and Process Demonstration Agreement, an Equipment Lease Agreement, a Technology License Agreement, a Technology Demonstration Risk Reduction Agreement and a Security Agreement (collectively, the "Agreements") pursuant to which Butamax has agreed to construct, install and lease its corn oil separation system and license to the Company its proprietary, patent-protected corn oil separation technology.  Pursuant to the Agreements, we agreed to give Butamax access to our plant in order to construct, install, operate, test and commercially validate its corn oil separation system. Butamax retains ownership of the corn oil separation system and technology but agrees to lease it to the Company for a term of 120 months subject to Butamax's right to remove the system if we are in breach of the Agreements. The term of the lease may also be extended or terminated pursuant to the terms of the Agreements and we are responsible for repairs and maintenance of the system and bear the risk of loss. In return, we agree to payment of certain license fees which are subject to being reduced under the terms of the Agreements if the corn oil separation system does not meet certain performance goals.  The Agreements provide that the corn oil separation system shall be conveyed to the Company at the end of the term so long as we are not in breach of the Agreements. We have granted a security interest to Butamax in the corn oil separation system to secure our obligations under the Agreements.  Pursuant to the Agreements, we agreed, subject to certain obligations of confidentiality, to provide Butamax with Company information on a monthly basis including business and financial information and have granted Butamax the option to have a representative present in board and committee meetings as an observer.  We also agreed to give Butamax notice in the event of an issuance or sale of membership interests or convertible debt instruments.  We recorded this as a capital lease in April 2014, and the balance as of July 31, 2014 was $2,290,533.

Butamax Letter of Intent

In November 2011, we signed a non-binding letter of intent with Butamax for the purpose of discussing the possible implementation of biobutanol technology and commercial-scale production of biobutanol at our facility. Management is currently performing its due diligence and working with Butamax Advanced Biofuels to develop a scope of definitive agreements and anticipates that definitive agreements could be finalized within the next 6-12 months. However, there is no guarantee that definitive agreements to implement biobutanol technology will be executed during this time frame or at all.

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

As of July 31, 2014, the fair values of our corn and ethanol derivative instruments are a net liability of approximately $72,000. As the prices of the hedged commodity moves in reaction to market trends and information, our statement of operations will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to protect the Company over the term of the contracts for the hedged amounts.

In the ordinary course of business, we enter into forward contracts for our commodity purchases and sales. At July 31, 2014, we have 2,230,000 gallons of forward ethanol sales contracts and 20,430 tons of forward dried distillers grains sales contracts for delivery periods through August 2014 and September 2014, respectively. At July 31, 2014, we also have 1,500,750 pounds of forward corn oil sales contracts and 378,000 MMBTU of natural gas contracts for delivery periods through December 2014 and March 2015, respectively. In addition, at July 31, 2014, we have forward corn purchase contracts for approximately 400,000 bushels for various delivery periods through August 2014.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Subsequent Events

On August 29, 2014, we paid our scheduled principal payment on our Variable Rate Term Loan with AgStar as well as an additional $4,000,000 payment towards principal.  This reduced the amount of total long-term debt to $29,158,714 as of August 29, 2014.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from our Variable Rate Term Loan, our Revolving Term Loan and our Line of Credit, each bearing a variable interest rate.  As of July 31, 2014, we had $15,958,325 outstanding on the Variable Rate Term Loan. Interest will accrue at the greater of the 30-day LIBOR rate plus 350 basis points or 4.25%. The applicable interest rate at July 31, 2014 was 4.25%. If we were to experience a 10% adverse change in LIBOR, the annual effect such change would have on our income statement, based on the amount we had outstanding on our Variable Rate Term Loan at July 31, 2014, would be approximately $67,823. At July 31, 2014, we had $0 outstanding on our Revolving Term Loan and our Line of Credit.

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

In the ordinary course of business, we enter into forward contracts for our commodity purchases and sales. At July 31, 2014, we have 2,230,000 gallons of forward ethanol sales contracts and 20,430 tons of forward dried distillers grains sales contracts for delivery periods through August 2014 and September 2014, respectively. At July 31, 2014, we also have 1,500,750 pounds of forward corn oil sales contracts and 378,000 MMBTU of natural gas contracts for delivery periods through December 2014 and March 2015, respectively. In addition, at July 31, 2014, we have forward corn purchase contracts for approximately 400,000 bushels for various delivery periods through August 2014.

At July 31, 2014, we have open positions for 50,000 bushels of corn on the Chicago Board of Trade. These derivatives have not been designated as an effective hedge for accounting purposes. Corn derivatives are forecasted to settle in the next twelve months. For the three months ended July 31, 2014, we recorded a loss due to the change in fair value of our outstanding natural gas derivative positions of approximately $52,000. For the nine months ended July 31, 2014, we recorded a loss due to the change in fair value of our outstanding natural gas derivative positions of approximately $145,000. We recorded losses due to changes in the fair value of our outstanding corn derivative positions for the three and nine months ended July 31, 2014 of approximately $1,912,000 and $611,000, respectively.

As corn prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to produce long-term positive growth for us.

A sensitivity analysis has been prepared to estimate our exposure to ethanol, distillers grains, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas prices and average ethanol and distillers grains prices as of July 31, 2014 of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from July 31, 2014. The results of this analysis, which may differ from actual results, are approximately as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price as of July 31, 2014	Approximate Adverse Change to Income
Natural Gas	1,367,747	MMBTU	10%	$869,887
Ethanol	57,999,900	Gallons	10%	$11,831,980
Corn	20,209,024	Bushels	10%	$8,689,880
DDGs	159,650	Tons	10%	$2,942,669

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

Our management, including our Chief Executive Officer (the principal executive officer), Brian Kletscher, along with our Chief Financial Officer (the principal financial officer), Lucas Schneider, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of July 31, 2014.  Based on this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the nine months ended July 31, 2014, which were identified in connection with management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

The following risk factor is provided due to material changes from the risk factors previously disclosed in our annual report on Form 10-K. The risk factor set forth below should be read in conjunction with the risk factors section and the Management's

Discussion and Analysis section for the fiscal year ended October 31, 2013, included in our annual report on Form 10-K and subsequent quarterly reports on Form 10-Q.

Lack of rail transportation infrastructure and delayed rail shipments have resulted in rail logistical problems which could negatively impact our financial performance. The ethanol industry has recently been experiencing difficulty transporting the ethanol which is produced. Ethanol is typically shipped by rail. Increased shipments of coal and oil by rail, decreased shipment capacity by the railroads due to fewer railroad crews, and poor weather conditions have resulted in slowed rail travel and loading times. Delays in returning rail cars to our plant have resulted in ethanol storage capacity constraints which increases our ethanol inventory and has even required us to reduce production at our plant at times which has reduced revenue and negatively affected our financial performance. If rail logistical problems persist, they may negatively impact our ability to operate the ethanol plant profitably which could reduce the value of our units.

If China's new requirements on U.S. distillers grains shipments continue and the U.S. is unable to comply with such requirements, exports of distillers grains could be dramatically reduced which could have a negative effect on the price of distillers grains in the U.S. and negatively affect our profitability. China, the largest buyer of distillers grains in the world, announced in June 2014 that it would stop issuing import permits for U.S. distillers grains due to the presence of a genetically modified trait not approved by China for import. In addition, China recently indicated that it will now require the U.S. government to certify that distillers grains shipments to China are free of the genetically modified trait. The new requirements on U.S. distillers grains shipments to China may be difficult or impossible to satisfy. If export demand of distillers grains is significantly reduced as a result, the price of distillers grains in the U.S. would likely decline which would have a negative effect on our revenue and could impact our ability to profitably operate which could in turn reduce the value of our units.

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
101
The following financial information from Highwater Ethanol, LLC's Quarterly Report on Form 10-Q for the quarter ended July 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets as of July 31, 2014 and October 31, 2013, (ii) Condensed Statements of Operations for the three and nine months ended July 31, 2014 and 2013, (iii) Condensed Statements of Comprehensive Income (Loss) for the three and nine months ended July 31, 2014 and 2013, (iv) Statements of Cash Flows for the nine months ended July 31, 2014 and 2013, and (v) the Notes to Condensed Financial Statements.**

* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HIGHWATER ETHANOL, LLC

Date:	September 5, 2014	/s/ Brian Kletscher
Brian Kletscher
Chief Executive Officer
(Principal Executive Officer)

Date:	September 5, 2014	/s/ Lucas Schneider
Lucas Schneider
Chief Financial Officer
(Principal Financial and Accounting Officer)