Form 10-K
period 2014-10-31
HIGHWATER ETHANOL LLC
filed 2015-01-28
CIK 1371451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended October 31, 2014

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
☐ Yes     ☒ No

As of April 30, 2014, the aggregate market value of the membership units held by non-affiliates (computed by reference to the most recent offering price of such membership units of $10,000) was $39,085,000. The Company is a limited liability company whose outstanding common equity is subject to significant restrictions on transfer under its Member Control Agreement. No public market for common equity of Highwater Ethanol, LLC is established and it is unlikely in the foreseeable future that a public market for its common equity will develop.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  As of January 28, 2015, there were 4,953 membership units outstanding.

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

PART I

ITEM 1. BUSINESS

Business Development

Highwater Ethanol, LLC (“we,” “our,” “Highwater Ethanol” or the “Company”) was formed as a Minnesota limited liability company organized on May 2, 2006, for the purpose of constructing, owning, and operating a 50 million gallon per year ethanol plant near Lamberton, Minnesota. Since August 2009, we have been engaged in the production of ethanol and distillers grains at the plant. We have been operating at an annual rate of approximately 57 million gallons for the fiscal year ended 2014 and anticipate we will continue to operate in this range in the future.

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

On February 27, 2014, we entered into a Credit Agreement with AgStar Financial Services, PCA ("AgStar") for the purpose of refinancing our debt facility previously held by FNBO. The Credit Agreement provides for a $20,000,000 Term Loan, a $5,000,000 Term Revolving Loan, and a $5,000,000 Revolving Line of Credit. The specifics of this refinancing are discussed in greater detail in "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" below.

In April 2014, we completed installation of our corn oil extraction equipment and began producing corn oil at our plant. Our corn oil is marketed by CHS, Inc.

On September 22, 2014, we entered into an Amended and Restated Credit Agreement with AgStar which amended the Credit Agreement with AgStar. The Company's purpose for amending its credit facility with AgStar was to refinance a portion of certain financing and credit arrangements previously held by U.S. Bank National Association, as trustee, and the City of Lamberton, Minnesota (the “City”). The Amended and Restated Credit Agreement increases the Company's Term Loan to $27,000,000 and also continues to provide the Company with a $5,000,000 Term Revolving Loan, and a $5,000,000 Revolving Line of Credit subject to terms described in "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" below.

On November 19, 2014, the board of governors declared a cash distribution of $1,125 per membership unit to the holders of units of record at the close of business on November 19, 2014, for a total distribution of $5,572,125. We paid the distribution on December 16, 2014.

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

Principal Products

The principal products we currently produce at the ethanol plant are fuel-grade ethanol and distillers grains. In addition, we are extracting corn oil for sale. The table below shows the approximate percentage of our total revenue which is attributed to each of our products for each of our last three fiscal years.

Product	Fiscal Year 2014	Fiscal Year 2013	Fiscal Year 2012
Ethanol	80%	77%	79%
Distiller Grains	19%	23%	21%
Corn Oil	1%	—	—

Ethanol

Our primary product is ethanol. Ethanol is ethyl alcohol, a fuel component made primarily from corn and various other grains. The ethanol we produce is manufactured from corn. Although the ethanol industry continues to explore production technologies employing various feedstocks, such as biomass, corn-based production technologies remain the most practical and provide the lowest operating risks. Corn produces large quantities of carbohydrates, which convert into glucose more easily than most other kinds of biomass. The Renewable Fuels Association estimates current capacity for domestic ethanol production at approximately 15.1 billion gallons as of January 8, 2015 with approximately 3% of that capacity idled.

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

Distillers Grains

The principal co-product of the ethanol production process is distillers grains, a high protein, high-energy animal feed supplement primarily marketed to the dairy, poultry, swine and beef industries. Dry mill ethanol processing creates three forms of distiller grains: Distillers Wet Grains with Solubles (“DWS”), Distillers Modified Wet Grains with Solubles (“DMWS”) and Distillers Dried Grains with Solubles (“DDGS”). DWS is processed corn mash that contains approximately 70% moisture. DWS has a shelf life of approximately three days and can be sold only to farms within the immediate vicinity of an ethanol plant. DMWS is DWS that has been dried to approximately 50% moisture. DMWS has a slightly longer shelf life of approximately ten days and is often sold to nearby markets. DDGS is DWS that has been dried to between 10% and 12% moisture. DDGS has an almost indefinite shelf life and may be sold and shipped to any market regardless of its vicinity to an ethanol plant.

Corn Oil
In April 2014, we began separating some of the corn oil contained in our distiller's grains for sale. The corn oil that we produce is not food grade corn oil and therefore cannot be used for human consumption. However, corn oil can be used as the feedstock to produce biodiesel, as a feed ingredient and has other industrial uses.

Ethanol, Distillers Grains and Corn Oil Markets

As described below in “Distribution Methods” we market and distribute a majority of our ethanol, distillers grains and corn oil through professional third party marketers. Our ethanol, distillers grains and corn oil marketers make decisions with regard to where our products are marketed.

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

Over the last year, exports of ethanol have increased with Canada receiving the largest percentage of ethanol produced in the United States and Brazil a distant second. The United Arab Emirates and the Philippines have also been top destinations. Ethanol exports could continue to increase in the future if market conditions are favorable. However, the imposition by the European Union in 2013 of a tariff on ethanol which is produced in the United States has created uncertainty as to the viability of that market for ethanol produced in the United States and may require United States producers to seek out other markets for their products.

The United States ethanol industry exported a significant amount of distillers grains to China and Mexico in 2014. However, demand for distillers grains from China decreased during the second half of 2014 when China announced in June 2014 that it would stop issuing import permits for distillers grains from the United States due to the presence in some shipments of a genetically modified trait not approved for import. This announcement was followed in July 2014 by a new requirement by China of a certification by the United States government that distillers grains shipments to China are free of the genetically modified trait. This dispute was not resolved by officials from the United States and China until December 2014 when China began accepting distillers grain shipments again from the United States.

All of the corn oil we produce is marketed and distributed in the domestic market.

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

Distillers Grains

We have a distillers grains marketing agreement with CHS to market all the dried distillers grains we produce at the plant. Under the agreement, CHS charges a maximum of $2.00 per ton and a minimum of $1.50 per ton price using 2% of the FOB plant price actually received by CHS for all dried distillers grains removed by CHS from our plant. The agreement will remain in effect unless otherwise terminated by either party with 120 days notice. Under the agreement, CHS is responsible for all transportation arrangements for the distribution of our dried distillers grains. We market and sell our own distillers modified wet grains with solubles.

Corn Oil

We have a corn oil marketing agreement with CHS wherein CHS purchases all crude corn oil produced at the plant. CHS pays the actual price that CHS receives from its buyers less a marketing fee, actual freight and transportation costs and certain taxes related to the purchase, delivery or sale of the corn oil. The agreement automatically renews for successive one-year terms unless terminated by either party in accordance with its terms.

New Products and Services

In April 2014, we completed installation of our corn oil extraction equipment and began marketing and producing corn oil at our plant.

Sources and Availability of Raw Materials

Corn Feedstock Supply

The major raw material required for our ethanol plant to produce ethanol and distillers grains is corn. To produce 50 million gallons of ethanol per year, our ethanol plant needs approximately 18.5 million bushels of corn per year, or approximately 50,000 bushels of corn per day, as the feedstock for its dry milling process.

We have a grain procurement agreement with Meadowland Farmers Co-op (“Meadowland”). Meadowland has the exclusive right and responsibility to provide us with our daily requirements of corn meeting quality specifications set forth in the grain procurement agreement. Under the agreement, we purchase corn at the local market price delivered to the plant plus a fixed fee per bushel of corn purchased. We provide Meadowland with an estimate of our usage at the beginning of each fiscal quarter and Meadowland agrees to at all times maintain a minimum of 7 days corn usage at our ethanol plant. The initial term of the agreement is for seven years from the time we requested our first delivery of corn, which was in July 2009.

The price at which we purchase corn depends on prevailing market prices. Increases in the price of corn significantly increase our cost of goods sold. If these increases in cost of goods sold are not offset by corresponding increases in the prices we receive from the sale of our products, these increases in cost of goods sold can have a significant negative impact on our financial performance. Corn prices were lower during our 2014 fiscal year compared to the same period in 2013 due to a large 2013 corn crop which increased domestic corn supply and resulted in a larger carryover.

On November 10, 2014, the United States Department of Agriculture ("USDA") released a report estimating the 2014 corn crop at 14.4 billion bushels with yields averaging 173.4 bushels per acre. This would represent a new record yield and production in the United States. The USDA forecasted the area harvested for grain at 83.1 million acres, down 5% from 2013. Management expects that corn prices will remain lower through the winter of 2014 as a result of an increase in supply. However, weather, world supply and demand, current and anticipated stocks, agricultural policy and other factors can contribute to volatility in corn prices. If corn prices rise again, it will have a negative effect on our operating margins unless the price of ethanol and distillers grains out paces rising corn prices. Should we experience unfavorable operating conditions that prevent us from profitably operating the ethanol plant, we may need to reduce or halt production at our plant.

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

We also have an energy management agreement with U.S. Energy Services, Inc. (“US Energy”) pursuant to which US Energy is providing us with the necessary natural gas management services. Some of their services may include an economic comparison of distribution service options, negotiation and minimization of interconnect costs, submission of the necessary pipeline “tap” request, supplying the plant with and/or negotiating the procurement of natural gas, development and implementation of a price risk management plan targeted at mitigating natural gas price volatility and maintaining profitability, providing consolidated monthly invoices that reflect all natural gas costs. In addition, US Energy is responsible for reviewing and reconciling all invoices. In exchange for these services, we pay US Energy a monthly retainer fee.

We do not anticipate any problems securing the natural gas we need to operate our ethanol plant during our 2015 fiscal year.

Electricity

On June 28, 2007, we entered into an agreement for electric service with Redwood Electric Cooperative, Inc., (“Redwood”) for the purchase and delivery of electric power and energy necessary to operate our ethanol plant. In exchange for its services, we pay Redwood a monthly facilities charge of approximately $12,000 plus Redwood's standard electrical rates. In addition, we agreed that in the event our ethanol plant does not continue to be operational for the entire term of the contract, we will reimburse Redwood for its expenses related to the installation of the facilities necessary to supply our electrical needs. Upon execution of the agreement, we became a member of Redwood and are bound by its articles of incorporation and bylaws. This agreement will remain in effect for 10 years following the initial billing period. In the event we wish to continue receiving electrical service from Redwood beyond the 10 year period, we will need to enter into a new agreement with Redwood at least one year prior to the expiration of the initial 10 year period. If the agreement is terminated by either party for any reason prior to the expiration of the initial ten year period, we will be required to pay for the entire amount of the facility charge for the remainder of the initial ten year period. We do not anticipate any problems securing the electricity we need to operate our ethanol plant during our 2015 fiscal year.

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

Research and Development

We continually conduct research and development activities associated with the development of new technologies for use in producing ethanol and distillers grains and the potential for implementation of biobutanol technology and commercial-scale production of biobutanol at our facility. Our costs associated with these activities for the fiscal year ended October 31, 2014 were insignificant.

Patents, Trademarks, Licenses, Franchises and Concessions

We do not currently hold any patents, trademarks, franchises or concessions. We were granted a license by ICM, Inc. to use certain ethanol production technology necessary to operate our ethanol plant. The cost of the license granted by ICM, Inc. was included in the amount we paid to Fagen, Inc. to design and build our ethanol plant. We were granted a license by Butamax Advanced Biofuels, LLC ("Butamax") to use certain corn oil separation technology in exchange for payment of certain license fees which are subject to being reduced under the terms of the Agreements if the corn oil separation system does not meet certain performance goals.

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

Working Capital

We primarily use our working capital for purchases of raw materials necessary to operate the ethanol plant. Our primary sources of working capital are cash generated by our operations as well as our line of credit with AgStar. At October 31, 2014, we had approximately $5,000,000 available to draw on our line of credit.

Dependence on One or a Few Major Customers

As discussed above, we have a marketing agreement with RPMG for the marketing, sale and distribution of our ethanol and have engaged CHS, Inc. for marketing, selling and distributing our distillers dried grains with solubles and corn oil. We expect to rely on RPMG for the sale and distribution of our ethanol and CHS for the sale and distribution of our distillers dried grains with solubles and corn oil. Therefore, although there are other marketers in the industry, we are highly dependent on RPMG and CHS for the successful marketing of our products. Any loss of RPMG or CHS as our marketing agents could have a significant negative impact on our revenues. We market and sell our own distillers modified wet grains.

Federal Ethanol Supports and Governmental Regulation

Federal Ethanol Supports

The ethanol industry is dependent on several economic incentives to produce ethanol, including federal tax incentives and ethanol use mandates. One significant federal ethanol support is the Federal Renewable Fuels Standard (the “RFS”). The RFS requires that in each year, a certain amount of renewable fuels must be used in the United States. The RFS is a national program that does not require that any renewable fuels be used in any particular area or state, allowing refiners to use renewable fuel blends in those areas where it is most cost-effective. The RFS statutory volume requirement increases incrementally each year until the United States is required to use 36 billion gallons of renewable fuels by 2022. Starting in 2009, the RFS required that a portion of the RFS must be met by certain “advanced” renewable fuels. These advanced renewable fuels include ethanol that is not made from corn, such as cellulosic ethanol and biomass based biodiesel. The use of these advanced renewable fuels increases each year as a percentage of the total renewable fuels required to be used in the United States.

The United States Environmental Protection Agency (the "EPA") has the authority to waive the RFS statutory volume requirement, in whole or in part, provided one of the following two conditions have been met: (1) there is inadequate domestic renewable fuel supply; or (2) implementation of the requirement would severely harm the economy or environment of a state, region or the United States. Annually, the EPA passes a rule that establishes the number of gallons of different types of renewable fuels that must be used in the United States which is called the renewable volume obligations.

The RFS statutory volume requirement for 2014 is approximately 18.15 billion gallons, of which corn based ethanol can be used to satisfy approximately 14.4 billion gallons. The RFS statutory volume requirement for 2015 is approximately 20.5 billion gallons, of which corn based ethanol can be used to satisfy approximately 15 billion gallons. However, on November 15, 2013, the EPA announced a proposal to significantly reduce the RFS levels for 2014 to 15.21 billion gallons of which corn based ethanol could be used to satisfy only 13 billion gallons. This proposed rule would result in a lowering of the 2014 standard below the 2013 level of 13.8 billion gallons. The EPA also sought comment on several petitions it has received for partial waiver of the statutory volumes for 2014. The 60-day public comment period ended on January 28, 2014 and the rule was submitted by the EPA to the Office of Management and Budget ("OMB") for review on August 22, 2014. Furthermore, there have also been recent proposals in Congress to reduce or eliminate the RFS. On November 21, 2014, the EPA announced that it would delay finalizing the rule on the 2014 RFS standards until after the end of 2014. The EPA indicated that it intends to take action on the 2014 standards in 2015 prior to or in conjunction with action on the 2015 standards. If the EPA's proposal becomes a final rule significantly reducing the volume requirements under the RFS or if the RFS were to be otherwise reduced or eliminated by the exercise of the EPA waiver authority or by Congress, the market price and demand for ethanol could decrease which will negatively impact our financial performance. Current ethanol production capacity exceeds the EPA's proposed 2014 standard which can be satisfied by corn based ethanol.

In February 2010, the EPA issued addtional regulations governing the RFS. These additional regulations have been called RFS2. The most controversial part of RFS2 involves what is commonly referred to as the lifecycle analysis of greenhouse gas emissions. Specifically, the EPA adopted rules to determine which renewable fuels provided sufficient reductions in greenhouse gases, compared to conventional gasoline, to qualify under the RFS program. RFS2 establishes a tiered approach, where regular renewable fuels are required to accomplish a 20% greenhouse gas reduction compared to gasoline, advanced biofuels and biomass-based biodiesel must accomplish a 50% reduction in greenhouse gases, and cellulosic biofuels must accomplish a 60% reduction in greenhouse gases. Any fuels that fail to meet this standard cannot be used by fuel blenders to satisfy their obligations under the RFS program. The scientific method of calculating these greenhouse gas reductions has been a contentious issue. Many in the ethanol industry were concerned that corn based ethanol would not meet the 20% greenhouse gas reduction requirement based on certain parts of the environmental impact model that many in the ethanol industry believed was scientifically suspect. However, RFS2 as adopted by the EPA provides that corn-based ethanol from modern ethanol production processes does meet the definition of a renewable fuel under the RFS program. Our ethanol plant was grandfathered into the RFS due to the fact that it was constructed prior to the effective date of the lifecycle greenhouse gas requirement and is not required to prove compliance with the lifecycle greenhouse gas reductions. Many in the ethanol industry are concerned that certain provisions of RFS2 as adopted may disproportionately benefit ethanol produced from sugarcane. This could make sugarcane based ethanol, which is primarily produced in Brazil, more competitive in the United States ethanol market. If this were to occur, it could reduce demand for the ethanol that we produce.

Most ethanol that is used in the United States is sold in a blend called E10. E10 is a blend of 10% ethanol and 90% gasoline. E10 is approved for use in all standard vehicles. Estimates indicate that the 2014 gasoline demand in the United States will be approximately 135 billion gallons. Assuming that all gasoline in the United States is blended at a rate of 10% ethanol and 90% gasoline, the maximum demand for ethanol is 13.5 billion gallons per year. This is commonly referred to as the “blending wall,” which represents a theoretical limit where more ethanol cannot be blended into the national gasoline pool. This is a theoretical limit because it is believed that it would not be possible to blend ethanol into every gallon of gasoline that is being used in the United States and it discounts the possibility of additional ethanol used in higher percentage blends such as E85 used in flex fuel vehicles.

The EPA has approved the use of E15, gasoline which is blended at a rate of 15% ethanol and 85% gasoline, in vehicles manufactured in the model year 2001 and later. However, there were still significant federal and state regulatory hurdles that needed to be addressed. The EPA has made gains towards clearing those federal regulatory hurdles. In February 2012, the EPA approved health effects and emissions testing on E15 which was required by the Clean Air Act before E15 can be sold into the market. In March 2012, the EPA approved a model Misfueling Mitigation Plan and fuel survey which must be submitted by applicants before E15 registrations can be approved. In April 2012, the EPA approved the first E15 registrations approving twenty producers who have successfully registered their product to be used as E15. Finally, in June 2012, the EPA gave the final approval to allow the sale of E15. Although management believes that these developments are significant steps towards introduction of E15 in the marketplace, there are still obstacles to meaningful market penetration by E15. Many states still have regulatory issues that prevent the sale of E15. Sales of E15 may be limited because it is not approved for use in all vehicles, the EPA requires a label that management believes may discourage consumers from using E15, and retailers may choose not to sell E15 due to concerns regarding liability. In addition, different gasoline blendstocks may be required at certain times of the year in order to use E15 due to federal regulations related to fuel evaporative emissions. This may prevent E15 from being used during certain times of the year in various states. As a result, management believes that E15 may not have an immediate impact on ethanol demand in the United States.

The Volumetric Ethanol Excise Tax Credit ("VEETC") provided a volumetric ethanol excise tax credit of 4.5 cents per gallon of gasoline that contains at least 10% ethanol (total credit of 45 cents per gallon of ethanol blended which is 4.5 divided by the 10% blend). VEETC expired on December 31, 2011. In addition to the expiration of the tax incentives, a 54 cent per gallon tariff imposed on ethanol imported into the United States also expired on December 31, 2011. The ethanol industry in the United States experienced increased competition from ethanol produced outside of the United States during 2012. These increased ethanol imports were likely at least in part due to the expiration of the tariff on imported ethanol. However, ethanol imports have decreased in 2013 and 2014.

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

In late 2009, California passed a Low Carbon Fuels Standard ("LCFS"). The California LCFS requires that renewable fuels used in California must accomplish certain reductions in greenhouse gases which is measured using a lifecycle analysis, similar to the RFS. On December 29, 2011, a federal district court in California ruled that the California LCFS was unconstitutional which halted implementation of the California LCFS. However, the California Air Resources Board ("CARB") appealed this court ruling and on September 18, 2013, the federal appellate court reversed the federal district court finding the LCFS constitutional and remanding the case back to federal district court to determine whether the LCFS imposes a burden on interstate commerce that is excessive in light of the local benefits. On June 30, 2014, the United States Supreme Court declined to hear the appeal of the federal appellate court ruling. In addition, a state court in California required that CARB take certain corrective actions regarding the approval of the LCFS regulations while allowing the LCFS regulations to remain in effect during this process. If federal and state challenges to the LCFS are ultimately unsuccessful, the LCFS could have a negative impact on demand for corn-based ethanol and result in decreased ethanol prices.

Competition

Ethanol

We are in direct competition with numerous ethanol producers, many of whom have greater resources than we do. Following the significant growth during 2005 and 2006, the ethanol industry has grown at a much slower pace. As of January 8, 2015, the Renewable Fuels Association estimates that there are 213 ethanol production facilities in the U.S. with capacity to produce approximately 15.1 billion gallons of ethanol and another 3 plants under expansion or construction with capacity to produce an additional 100 million gallons. However, the Renewable Fuels Association estimates that approximately 3% of the ethanol production capacity in the United States is currently idled.

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

The largest ethanol producers include Archer Daniels Midland, Flint Hill Resources, Green Plains Renewable Energy, POET Biorefining and Valero Renewable Fuels, each of which are capable of producing significantly more ethanol than we produce. The following table identifies the majority of the largest ethanol producers in the United States along with their production capacities.

U.S. FUEL ETHANOL PRODUCTION CAPACITY
BY TOP PRODUCERS
Producers of Approximately 500
million gallons per year (mmgy) or more

Company	Current Capacity (mmgy)
Archer Daniels Midland	1,762.0
POET Biorefining	1,626.0
Valero Renewable Fuels	1,240.0
Green Plains Renewable Energy	1,004.0
Flint Hill Resources	760.0
Updated: January 8, 2015

The ethanol industry in the United States experienced increased competition from ethanol produced outside of the United States during 2012 which was likely the result of the expiration of the tariff on imported ethanol which expired on December 31, 2011. Although ethanol imports decreased in 2013 and 2014, increased competition from ethanol imports may continue to have a negative impact on demand for ethanol produced in the United States which could result in lower operating margins.

We also anticipate increased competition from renewable fuels that do not use corn as the feedstock. Many of the current ethanol production incentives are designed to encourage the production of renewable fuels using raw materials other than corn. One type of ethanol production feedstock is cellulose. Cellulose is the main component of plant cell walls and is the most common organic compound on earth. Cellulose is found in wood chips, corn stalks, rice, straw, amongst other common plants. Cellulosic ethanol is ethanol produced from cellulose. Several companies and researchers have commenced pilot projects to study the feasibility of commercially producing cellulosic ethanol and are producing cellulosic ethanol on a small scale and at least three companies have reportedly begun producing on a commercial scale in the United States. A handful of other companies have begun constructing commercial scale cellulosic ethanol plants in the United States some of which are expected to be operational in the first quarter of 2015. If this technology can be profitably employed on a commercial scale, it could potentially lead to ethanol that is less expensive to produce than corn based ethanol, especially if corn prices remain high. Cellulosic ethanol may also capture more government subsidies and assistance than corn based ethanol. This could decrease demand for our product or result in competitive disadvantages for our ethanol production process.

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

Distillers Grains

Ethanol plants in the Midwest produce the majority of distillers grains and primarily compete with other ethanol producers in the production and sales of distillers grains. According to the Renewable Fuels Association's Ethanol Industry Outlook 2014, ethanol plants produced more than 35.5 million metric tons of distillers grains in 2012/2013 and are expected to produce an estimated 37.8 million metric tons in 2013/2014. The amount of distillers grains produced is expected to fluctuate with changes in ethanol production.

The primary consumers of distillers grains are dairy and beef cattle, according to the Renewable Fuels Association's Ethanol Industry Outlook 2014. In recent years, an increasing amount of distillers grains have been used in the swine and poultry markets. Numerous feeding trials show advantages in milk production, growth, rumen health, and palatability over other dairy cattle feeds. With the advancement of research into the feeding rations of poultry and swine, we expect these markets to expand and create additional demand for distillers grains; however, no assurance can be given that these markets will in fact expand, or if they do, that we will benefit from it. The market for distillers grains is generally confined to locations where freight costs allow it to be competitively priced against other feed ingredients. Distillers grains compete with three other feed formulations: corn gluten feed, dry brewers grain and mill feeds. The primary value of these products as animal feed is their protein content. Dry brewers grain and distillers grains have about the same protein content, and corn gluten feed and mill feeds have slightly lower protein contents.

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

During the fiscal year ended October 31, 2014, we incurred costs and expenses of approximately $473,000 complying with environmental laws.

Butamax Advanced Biofuels Letter of Intent

In November 2011, we signed a non-binding letter of intent with Butamax for the purpose of discussing the possible implementation of biobutanol technology and commercial-scale production of biobutanol at our facility. We have entered into a series of definitive agreements with Butamax pursuant to which Butamax has constructed, installed and leases its corn oil separation system and licenses to the Company its corn oil separation technology. Please refer to “ITEM 1 - Business-Business Development” and “ITEM 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.” The installation of the corn oil separation system is part of a Phase 1 project working towards the implementation of biobutanol technology at our facility. However, Phase 2 will be dependent on completion of separate definitive agreements for biobutanol production.  Management expects to work with Butamax towards the execution of these definitive agreements in the future. However, there is no guarantee that definitive agreements to implement biobutanol technology will be executed.

Employees

As of October 31, 2014, we had 40 full-time employees.

Financial Information about Geographic Areas

All of our operations are domiciled in the United States. All of the products sold to our customers for fiscal years 2014, 2013 and 2012 were produced in the United States and all of our long-lived assets are domiciled in the United States. We have engaged third-party professional marketers that decide where the majority of our products are marketed and we have limited control over the marketing decisions made by our third-party professional marketers. These third-party marketers may decide to sell our products in countries other than the United States. However, we anticipate that our products will primarily be marketed and sold in the United States.

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

Declines in the price of ethanol or distillers grains would reduce our revenues. The sale prices of ethanol and distillers grains can be volatile as a result of a number of factors such as overall supply and demand, the price of gasoline and corn, levels of government support, and the availability and price of competing products. Any lowering of ethanol or distillers grains prices, especially if it is associated with increases in corn and natural gas prices, may affect our ability to operate profitably. We anticipate the price of ethanol and distillers grains to continue to be volatile in our 2015 fiscal year. Declines in the prices we receive for our ethanol and distillers grains will lead to decreased revenues and may result in our inability to operate the ethanol plant profitably for an extended period of time which could decrease the value of our units.

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

We have signed a letter of intent with Butamax Advanced Biofuels, LLC for the purpose of discussing the implementation of biobutanol technology at our facility; however, we may not be able to reach definitive agreements and, in the event we proceed with biobutanol technology, there are no assurances that the technology will be effective or that there will be a market for biobutanol. We entered into a letter of intent with Butamax for the purpose of discussing the conversion of our ethanol facility to a biobutanol facility. This is dependent on our executing definitive agreements related to biobutanol production. We may never enter into these definitive agreements with Butamax and therefore, may never convert our ethanol facility to a biobutanol facility. In the event we do proceed with definitive agreements and convert our facility to a biobutanol facility, there are no assurances that the biobutanol technology as developed by Butamax will be effective. Even if the technology were to be effective, there is no assurance that we would be able to profitably market the biobutanol.

If RPMG, which markets all of our ethanol, fails it may negatively impact our ability to profitably operate the ethanol plant. All of our ethanol is marketed by RPMG. Therefore, nearly all of our revenue is derived from sales that are secured by RPMG. If RPMG is unable to market our ethanol, it may negatively impact our ability to profitably operate the ethanol plant. While management believes that we could secure an alternative marketer if RPMG were to fail, switching marketers may negatively impact our cash flow and our ability to continue to operate profitably, which may decrease the value of our units.

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

We may violate the terms of our credit and capital lease agreement, including the financial covenants, which could result in our lenders demanding immediate repayment. Our credit and capital lease agreement include various financial loan covenants. We are currently in compliance with our loan covenants and management projections predict that we will be in compliance with our loan covenants for at least the next 12 months. However, unforeseen circumstances may develop which could result in us violating our loan covenants. If we violate the terms of our credit agreements, including our financial loan covenants, our lenders could deem us to be in default of our loans and require us to immediately repay the entire outstanding balance of our loans. If we do not have the funds available to repay the loans or we cannot find another source of financing, we may fail which could decrease or eliminate the value of our units.

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

If China were to reinstate the ban on imports of distillers grains from the U.S or if exports of distillers grains to China were to be otherwise disrupted that could have a negative effect on the price of distillers grains in the U.S. and negatively affect our profitability. China, the largest buyer of distillers grains in the world, announced in June 2014 that it would stop issuing import permits for U.S. distillers grains due to the presence of a genetically modified trait not approved by China for import. This announcement was followed in July 2014 by an announcement of a new requirement by China of a certification by the U.S. government that distillers grains shipments to China are free of the genetically modified trait. Officials from the U.S and China were able to resolve the dispute in December 2014 and the export market to China was then re-opened. However, if China were to reinstate the ban or if exports to China were to be disrupted again in the future for any reason, export demand of distillers grains could be significantly reduced as a result. If export demand of distillers grains were to be significantly reduced, the price of distillers grains in the U.S. would likely decline which would have a negative effect on our revenue and could impact our ability to profitably operate which could in turn reduce the value of our units.

If exports to Europe continue to decline due to the imposition by the European Union of a tariff on U.S. ethanol, ethanol prices may be negatively impacted. The European Union imposed a tariff on ethanol which is produced in the United States and exported to Europe. If exports of ethanol to Europe continue to decrease as a result, it could negatively impact the market price of ethanol in the United States. Any decrease in ethanol prices or demand may negatively impact our ability to profitably operate the ethanol plant.

The ethanol industry is an industry that is changing rapidly which can result in unexpected developments that could negatively impact our operations and the value of our units. The ethanol industry has grown significantly in the last fourteen years. According to the Renewable Fuels Association, the ethanol industry has grown from approximately 1.5 billion gallons of production per year in 1999 to approximately 15.1 billion gallons of current domestic ethanol production capacity. This rapid growth has resulted in significant shifts in supply and demand of ethanol over a very short period of time. As a result, past performance by the ethanol plant or the ethanol industry generally might not be indicative of future performance. We may experience a rapid shift in the economic conditions in the ethanol industry which may make it difficult to operate the ethanol plant profitably. If changes occur in the ethanol industry that make it difficult for us to operate the ethanol plant profitably, it could result in the reduction in the value of our units.

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

Technology advances in the commercialization of cellulosic ethanol may decrease demand for corn based ethanol which may negatively affect our profitability. The current trend in ethanol production research is to develop an efficient method of producing ethanol from cellulose-based biomass, such as agricultural waste, forest residue, municipal solid waste and energy crops. This trend is driven by the fact that cellulose-based biomass is generally cheaper than corn, and producing ethanol from cellulose-based biomass would create opportunities to produce ethanol in areas which are unable to grow corn. There are several government initiatives that offer a strong incentive to develop commercial scale cellulosic ethanol. Although subject to possible reduction by the EPA, the statutory volume requirement of the RFS provides for 16 billion gallons per year of advanced bio-fuels to be consumed in the United States by 2022. Additionally, state and federal grants have been awarded to several companies that are seeking to develop commercial-scale cellulosic ethanol plants. Commercial scale cellulosic ethanol plants are currently under construction in the United States with at least three being reportedly operational and others nearing completion. If an efficient method of producing ethanol from cellulose-based biomass on a commercial scale is successful, we may not be able to compete effectively. If we are unable to produce ethanol as cost-effectively as cellulose-based producers, our ability to general revenue will be negatively impacted.

We operate in an intensely competitive industry and compete with larger, better financed companies which could impact our ability to operate profitably. There is significant competition among ethanol producers. There are numerous producer-owned and privately-owned ethanol plants planned and operating through the United States. In addition, we have seen increased competition from oil companies that have purchased ethanol production facilities. We also face competition from ethanol producers located outside the United States. The largest ethanol producers include Archer Daniels Midland, Flint Hills Resources, Green Plains Renewable Energy, POET, and Valero Renewable Fuels, all of which are each capable of producing significantly more ethanol than we produce. Further, many believe that there will be further consolidation occurring in the ethanol industry in the future which will likely lead to a few companies that control a significant portion of the ethanol production market. We may not be able to compete with these larger producers and our inability to compete could negatively impact our financial performance.

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

Risks Related to Regulation and Governmental Action

Government incentives for ethanol production may be eliminated in the future, which could hinder our ability to operate at a profit. The ethanol industry is assisted by various federal ethanol production and tax incentives, including the RFS set forth in the Energy Policy Act of 2005. The RFS helps support a market for ethanol that might disappear without this incentive.
On November 15, 2013, the EPA announced a proposal to significantly reduce the RFS levels for 2014 to 15.21 billion gallons of which corn based ethanol could be used to satisfy only 13 billion gallons. This proposed rule would result in a lowering of the 2014 standard below the 2013 level of 13.8 billion gallons. The EPA also sought comment on several petitions it has received for partial waiver of the statutory volumes for 2014. The 60-day public comment period ended on January 28, 2014 and the rule was submitted by the EPA to the Office of Management and Budget ("OMB") for review on August 22, 2014. Furthermore, there have also been recent proposals in Congress to reduce or eliminate the RFS. On November 21, 2014, the EPA announced that it would delay finalizing the rule on the 2014 RFS standards until after the end of 2014. The EPA indicated that it intends to take action on the 2014 standards in 2015 prior to or in conjunction with action on the 2015 standards. If the EPA's proposal becomes a final rule significantly reducing the RFS or if the RFS were to be otherwise reduced or eliminated by the exercise of the EPA waiver authority or by Congress, the market price and demand for ethanol could decrease which will negatively impact our financial performance.

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

All of our tangible and intangible property, real and personal, serves as the collateral for our credit with AgStar Financial Services, PCA ("AgStar"). In addition we have granted a security interest in the corn oil separation system to Butamax Advanced Biofuels LLC ("Butamax") to secure our obligations under the capital lease agreement. Our credit facility and our capital lease agreement with Butamax are discussed in more detail under “ITEM 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED MEMBER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of January 28, 2015, we have approximately 4,953 membership units outstanding and approximately 1,421 unit holders of record. There is no public trading market for our membership units.

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

As a limited liability company, we are required to restrict the transfers of our membership units in order to preserve our partnership tax status. Our membership units may not be traded on any established securities market or readily traded on a secondary market (or the substantial equivalent thereof). All transfers are subject to a determination that the transfer will not cause the Company to be deemed a publicly traded partnership.

The following table contains historical information by fiscal quarter for the fiscal years ended October 31, 2014 and 2013 regarding the actual unit transactions that were completed by our unit-holders during the periods specified. We believe this most accurately represents the current trading value of the Company's units. The information was compiled by reviewing the completed unit transfers that occurred on our qualified matching service bulletin board during the quarters indicated.

Quarter	Low Price	High Price	Average Price	# of Units Traded
2014 4th	$9,500	$12,500	$9,953	32
2014 3rd	$8,500	$9,000	$8,893	14
2014 2nd	$6,000	$10,000	$8,488	16
2014 1st	$5,500	$5,500	$5,500	10
2013 4th	$5,000	$5,000	$5,000	1
2013 3rd	$5,000	$5,000	$5,000	4
2013 2nd	$—	$—	$—	—
2013 1st	$5,000	$5,000	$5,000	1

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

Sellers Quarter	Low Price	High Price	Average Price	# of Units Listed
2014 4th	$9,500	$12,500	$10,059	59
2014 3rd	$5,500	$9,000	$8,294	17
2014 2nd	$6,000	$10,000	$8,174	19
2014 1st	$5,500	$6,000	$5,583	12
2013 4th	$5,000	$10,000	$7,250	4
2013 3rd	$5,000	$8,500	$6,875	4
2013 2nd	$5,000	$8,500	$6,500	3
2013 1st	$5,000	$7,200	$6,340	4

Distributions

We did not make any distributions to our members during our fiscal years ended October 31, 2014 and 2013. On November 19, 2014 the board of governors declared a cash distribution of $1,125 per membership unit to the holders of record as of the close of business on that date, for a total distribution of $5,572,125. We paid the distribution on December 16, 2014.

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

Performance Graph

The following graph shows a comparison of cumulative total member return since October 31, 2009, calculated on a dividend reinvested basis, for the Company, the NASDAQ Composite Index (the "NASDAQ") and an index of other companies that have the same SIC codes as the Company (the "Industry Index"). The graph assumes $100 was invested in each of our units, the NASDAQ, and the Industry Index on October 31, 2009. Note that historic stock price performance is not necessarily indicative of future unit price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Highwater Ethanol, the NASDAQ Composite Index,
and the NASDAQ Clean Edge Green Energy Index

$300
$250
$200
$150
$100
$50
$0
10/09
10/10
10/11
10/12
10/13
10/14
Highwater Ethanol
NASDAQ Composite
NASDAQ Clean Edge Green Energy

*$100 invested on 10/31/09 in stock or index, including reinvestment of dividends.
Fiscal year ending October 31.

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

ITEM 6. SELECTED FINANCIAL DATA

The following table presents selected financial and operating data as of the dates and for the periods indicated. The selected balance sheet financial data as of October 31, 2012, 2011 and 2010 and the selected statements of operations data and other financial data for the years ended October 31, 2011 and 2010 have been derived from our audited financial statements that are not included in this Form 10-K. The selected balance sheet financial data as of October 31, 2014 and 2013 and the selected statements of operations data and other financial data for each of the years in the three year period ended October 31, 2014 have been derived from the audited financial statements included elsewhere in this Form 10-K. You should read the following table in conjunction with "ITEM 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and the accompanying notes included elsewhere in this Form 10-K. Among other things, those financial statements include more detailed information regarding the basis of presentation for the following financial data.

Statement of Operations Data:	2014	2013	2012	2011	2010
Revenues	$139,597,173	$168,682,409	$156,648,625	$160,374,033	$104,849,565

Cost of Goods Sold	111,405,819	159,305,976	155,785,481	149,540,234	94,993,137

Gross Profit	28,191,354	9,376,433	863,144	10,833,799	9,856,428

Operating Expenses	2,210,637	1,819,444	1,804,031	1,762,414	1,850,905

Operating Income (Loss)	25,980,717	7,556,989	(940,887)	9,071,385	8,005,523

Other Expense	(4,046,541)	(2,732,930)	(3,184,001)	(3,928,028)	(5,253,117)

Net Income (Loss)	$21,934,176	$4,824,059	$(4,124,888)	$5,143,357	$2,752,406

Weighted Average Units Outstanding	4,953	4,953	4,953	4,953	4,953

Basic and Diluted Net Income (Loss) Per Unit	$4,428.46	$973.96	$(832.81)	$1,038.43	$555.70

Cash Distributions Per Unit	$—	$—	$100.95	$—	$—

Balance Sheet Data:	2014	2013	2012	2011	2010
Current Assets	$24,502,735	$15,438,420	$11,185,608	$15,695,180	$13,745,241

Net Property and Equipment	77,484,018	80,312,341	86,459,635	91,811,920	97,558,718

Other Assets	2,826,256	4,048,812	4,052,190	3,422,287	3,147,298

Total Assets	$104,813,009	$99,799,573	$101,697,433	$110,929,387	$114,451,257

Current Liabilities	$7,231,283	$7,244,981	$6,662,377	$7,741,800	$10,252,887

Long-Term Debt	24,315,010	41,231,727	47,857,262	50,997,079	56,439,317

Other Liabilities	—	—	645,589	1,118,709	1,787,375

Members' Equity	73,266,716	51,322,865	46,532,205	51,071,799	45,971,678

Total Liabilities & Members' Equity	$104,813,009	$99,799,573	$101,697,433	$110,929,387	$114,451,257

See "ITEM 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" for further discussion of our financial results.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Fiscal Years Ended October 31, 2014 and 2013

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, gross profit, operating expenses, operating profit and other items to total revenues in our statements of operations for the fiscal years ended October 31, 2014 and 2013:

	2014		2013
Statements of Operations Data	Amount	%	Amount	%
Revenues	$139,597,173	100.00%	$168,682,409	100.00%
Cost of Goods Sold	111,405,819	79.81%	159,305,976	94.44%
Gross Profit	28,191,354	20.19%	9,376,433	5.56%
Operating Expenses	2,210,637	1.58%	1,819,444	1.08%
Operating Profit	25,980,717	18.61%	7,556,989	4.48%
Other Expense, Net	(4,046,541)	(2.90)%	(2,732,930)	(1.62)%
Net Income	$21,934,176	15.71%	$4,824,059	2.86%

The following table shows the sources of our revenues for the fiscal years ended October 31, 2014 and 2013.

	2014		2013
Revenue Sources	Amount	Percentage of Total Revenues	Amount	Percentage of Total Revenues
Ethanol Sales	$111,591,475	79.94%	$130,623,053	77.44%
Modified Wet Distillers Grains Sales	3,501,812	2.51%	8,460,200	5.02%
Dried Distillers Grains Sales	22,676,873	16.24%	29,599,156	17.54%
Corn Oil Sales	1,827,013	1.31%	—	—%
Total Revenues	$139,597,173	100.00%	$168,682,409	100.00%

Revenue

Ethanol

Our total revenues were lower for the fiscal year ended October 31, 2014 compared to the fiscal year ended October 31, 2013. Revenue from ethanol sales decreased by approximately 14.6% during the fiscal year ended October 31, 2014 compared to the fiscal year ended October 31, 2013 primarily due to lower ethanol prices. The average per gallon ethanol sales price we received for the fiscal year ended October 31, 2014 was approximately 12.3% lower than the average price we received for the fiscal year ended October 31, 2013. In addition, we experienced a decrease in the gallons of ethanol sold in the fiscal year ended October 31, 2014 as compared to the fiscal year ended October 31, 2013. The gallons of ethanol we sold during the fiscal year ended October 31, 2014 decreased by approximately 2.4% as compared to the number of gallons of ethanol we sold for the fiscal year ended October 31, 2013. In the ordinary course of business, we enter into forward contracts for our commodity purchases and sales. However, at October 31, 2014, we have no forward ethanol sales contracts.

Ethanol prices were lower towards the beginning of our fiscal year due to lower corn prices resulting from a record 2013 corn crop as ethanol prices tend to trend with corn prices. Ethanol prices were supported to some extent during our second and third fiscal quarters due to an increase in ethanol demand and difficulties in rail transportation of ethanol due to rail logistical problems. However, although rail difficulties helped to support higher ethanol prices, rail delays also resulted in an increase in our ethanol inventory and our decreasing, and even temporarily ceasing, production at the plant for periods in March and April which resulted in a decrease in gallons of ethanol sold. Ethanol prices trended downwards during our fourth fiscal quarter in response to a decline in corn prices due to projections of a large 2014 corn crop in the U.S.

Although ethanol prices were lower for the fiscal year ended October 31, 2014 compared to the fiscal year ended October 31, 2013, that decline in ethanol prices was less than the decline in corn prices resulting in positive operating margins. Management is optimistic that the current positive operating environment will continue and expects that changes in ethanol prices will generally be directionally consistent with changes in corn and energy prices. However, ethanol prices could continue to face downward pressure if ethanol imports increase or if domestic demand decreases. In addition, ethanol prices could be negatively impacted if the use requirements mandated by the RFS are significantly reduced or eliminated.

In the ordinary course of business, we enter into forward contracts for our commodity purchases and sales. At October 31, 2014, we have no forward ethanol sales contracts. We recorded losses related to ethanol based derivative instruments of approximately $525,000 for the fiscal year ended October 31, 2014. We recorded no losses or gains related to ethanol based derivative instruments for the fiscal year ended October 31, 2013.

Distillers Grains

Revenue from distillers grains decreased by approximately 31.2% during the fiscal year ended October 31, 2014 compared to the fiscal year ended October 31, 2013. This is primarily a result of lower distillers grains prices and a decrease in the number of tons of modified distillers grains sold during our fiscal year ended October 31, 2014 compared to the fiscal year ended October 31, 2013 which was offset only slightly by an increase in dried distillers grains sold. For the fiscal year ended October 31, 2014, the average price per ton that we received for our dried distillers grains was approximately 23.8% lower than during the fiscal year ended October 31, 2013. For the fiscal year ended October 31, 2014, the average price per ton that we received for our modified distillers grains was approximately 33.4% lower than during the fiscal year ended October 31, 2013.

Distillers grains prices typically change in proportion to corn prices and availability of corn. Management attributes the decrease in the average price we received for dried distillers grains and modified distillers grains to the lower corn prices we experienced during much of the fiscal year ended October 31, 2014 in response to a large 2013 corn crop and projections of a large 2014 corn crop. In addition, distillers grains prices declined due to announcements in June and July 2014, by China, the largest buyer of distillers grains in the world, that it would stop issuing import permits for U.S. distillers grains due to the presence of a genetically modified trait not approved by China for import and impose additional restrictions on such shipments. This dispute was not resolved until December 2014.

Management anticipates that distillers grains prices will continue to follow corn prices and change in relation to the availability of corn throughout our fiscal year. In addition, higher inclusion rates of distillers grains in livestock rations could boost demand and have a positive affect on distillers grains prices. However, although the export market to China has now been re-opened, if China were to reinstate the ban or place other restrictions on U.S. distillers grains in the future, export demand of distillers grains may be significantly reduced which would negatively affect the price of distillers grains in the U.S.

The tons of dried distillers grains we sold during the fiscal year ended October 31, 2014, increased by approximately 3.2% as compared to the tons of dried distillers grains we sold for the fiscal year ended October 31, 2013. The tons of modified distillers grains we sold during the fiscal year ended October 31, 2014, decreased by approximately 37.8% as compared to the fiscal year ended October 31, 2013. Overall, the number of tons of distillers grains sold decreased during our fiscal year ended October 31, 2014 compared to the fiscal year ended October 31, 2013 due primarily to decreased ethanol production and due to the fact that we began extracting corn oil in April 2014.

At October 31, 2014, we have approximately 22,600 tons of forward dried distiller grains sales contracts at various fixed prices for various delivery periods through August 2015.

Corn Oil

In April 2014, we completed installation of our corn oil extraction equipment and began producing and marketing corn oil at our plant. Management anticipates that our corn oil production will increase in the future compared to the amount of corn oil sold for the fiscal year ended October 31, 2014 since we anticipate that we will be producing corn oil for the entire fiscal year. In addition, we are still working to gain the best efficiency from the corn oil equipment which could positively affect the rate of corn oil production.

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

At October 31, 2014, we have approximately 957,540 pounds of forward fixed price corn oil sales contracts at various fixed prices for various delivery periods through December 2015.

Cost of Goods Sold

Our two largest costs of production are corn (72.1% of cost of goods sold for the fiscal year ended October 31, 2014) and natural gas (7.6% of cost of goods sold for the fiscal year ended October 31, 2014). Our total cost of goods sold was approximately 30.0% less during the fiscal year ended October 31, 2014 compared to the fiscal year ended October 31, 2013.

Corn

Our average price per bushel of corn for the fiscal year ended October 31, 2014 decreased by approximately 38.6% as compared to the fiscal year ended October 31, 2013 due to lower corn prices. We used approximately 1.1% less bushels of corn in the fiscal year ended October 31, 2014 as compared to the fiscal year ended October 31, 2013 due to lower ethanol production in fiscal year ended October 31, 2014.

We experienced lower corn prices overall during our first and second fiscal quarters in response to a record 2013 corn crop. Corn prices in our third and fourth fiscal quarters remained low amid projections of another large corn crop for 2014 in the U.S. Management expects there to be an adequate corn supply available in our area to operate the ethanol plant and that prices during our 2015 fiscal year may continue to be lower due to plentiful supply. However, corn prices will likely remain volatile in the future depending on weather conditions and other factors.

In the ordinary course of business, we enter into forward purchase contracts for our commodity purchases. At October 31, 2014, we have no forward corn purchase contracts. We recorded losses related to corn derivative instruments of approximately $811,000 for the fiscal year ended October 31, 2014, which increased cost of sales. We recorded a gain related to corn derivative instruments of approximately $331,000 for the fiscal year ended October 31, 2013.

Natural Gas

For the fiscal year ended October 31, 2014, we purchased approximately 0.2% less natural gas as compared to the same period of 2013. This decrease in natural gas usage is primarily due to the decrease in overall distillers grains produced. Our average price per MMBTU of natural gas was 32.9% higher for the fiscal year ended October 31, 2014 compared to the fiscal year ended October 31, 2013. Natural gas prices were higher on average due to a harsh winter and colder temperatures. Management anticipates that natural gas prices will continue at their current levels unless the natural gas industry experiences production problems or if there are large increases in natural gas demand. Natural gas prices will likely increase during the winter months depending on the severity of the winter conditions experienced.

In the ordinary course of business, we entered into forward purchase contracts for our natural gas purchases. At October 31, 2014, we have 438,200 MMBTUs of forward contracts for natural gas purchases for various delivery periods through April 2015. We recorded losses related to natural gas based derivative instruments of approximately $136,000 for the fiscal year ended October 31, 2014. We recorded a gain related to natural gas based derivative instruments of approximately $41,000 for the fiscal year ended October 31, 2013.

Operating Expense

We had operating expense for the fiscal year ended October 31, 2014 of $2,210,637 compared to operating expense of $1,819,444 for the fiscal year ended October 31, 2013. Management attributes a portion of this increase in operating expense to real estate taxes and professional fees. We continue to pursue strategies to optimize efficiencies and maximize production. These efforts may result in a decrease in our operating expenses on a per gallon basis. However, because these expenses do not vary with the level of production at the plant, we expect our operating expenses to remain relatively steady.

Operating Profit

We had operating profit for the fiscal year ended October 31, 2014 of $25,980,717 compared to operating profit of $7,556,989 for the fiscal year ended October 31, 2013. Our income from operations for the fiscal year ended October 31, 2014, was 18.6% of our revenues. This increase in our profitability for the fiscal year ended October 31, 2014, was due primarily to the decrease in the price we paid for corn relative to the price we received for ethanol which contributed to positive operating margins.

Other Expense, Net

We had total other expense for the fiscal year ended October 31, 2014 of $4,046,541 compared to other expense of $2,732,930 for the fiscal year ended October 31, 2013. Our other expense for the fiscal year ended October 31, 2014 consisted primarily of interest expense and payment of a premium to terminate our capital lease with the City of Lamberton, Minnesota.

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

Revenue

Our total revenues were higher for the fiscal year ended October 31, 2013 compared to the fiscal year ended October 31, 2012.

Ethanol

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

Distillers Grains

Revenue from distillers grains increased by approximately 14.5% during the fiscal year ended October 31, 2013 compared to the fiscal year ended October 31, 2012 primarily as result of higher distillers grains prices and an increase in the number of tons of dried distillers grains sold during our fiscal year ended October 31, 2013 compared to our fiscal year ended October 31, 2012. For the fiscal year ended October 31, 2013, the average price per ton that we received for our dried distillers grains was approximately 5.2% higher than during the fiscal year ended October 31, 2012. For the fiscal year ended October 31, 2013, the average price per ton that we received for our modified distillers grains was approximately 21.1% higher than during the fiscal year ended October 31, 2012. Conversely, the tons of dried distillers grains we sold during the fiscal year ended October 31, 2013 increased by approximately 10.8% as compared to the tons of dried distillers grains we sold for the fiscal year ended October 31, 2012. The tons of modified distillers grains we sold during the fiscal year ended October 31, 2013 decreased by approximately 9.8% as compared to the fiscal year ended October 31, 2012, however, this was offset by an increase in the price per ton we received.

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

Natural Gas

For the fiscal year ended October 31, 2013, we purchased approximately 5.9% more natural gas as compared to the same period of 2012. This increase in natural gas usage was primarily due to an increase in production of ethanol and dried distillers grains. Our average price per MMBTU of natural gas was 6.7% lower for the fiscal year ended October 31, 2013 compared to the fiscal year ended October 31, 2012.

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

Changes in Financial Condition for the Fiscal Years Ended October 31, 2014 and 2013

The following table highlights the changes in our financial condition for the fiscal year ended October 31, 2014 from our previous fiscal year ended October 31, 2013:

	October 31, 2014	October 31, 2013
Current Assets	$24,502,735	$15,438,420
Current Liabilities	7,231,283	7,244,981
Long-Term Liabilities	24,315,010	41,231,727

Current Assets. The increase in current assets was primarily the result of an increase in our cash and cash equivalents due to positive operating margins during our fiscal year and an increase in accounts receivable and inventories. These increases were partially offset by a decrease in derivative instruments at October 31, 2014 as compared to October 31, 2013.

Current Liabilities. Current liabilities at October 31, 2014 was comparable to October 31, 2013 in total, but included a decrease in current maturities of long-term debt and a decrease in derivative instruments offset by an increase in accrued expenses.

Long-Term Liabilities. Long-term debt decreased by $16,916,717 at October 31, 2014 as compared to October 31, 2013 primarily due to scheduled and unscheduled principal repayments on our loans.

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

We have entered into a series of definitive agreements with Butamax Advanced Biofuels, L.L.C. ("Butamax") pursuant to which Butamax installed and leases its corn oil separation system and licenses to the Company its corn oil separation technology. Installation began in September 2013 and we began producing corn oil in April 2014. We are also currently exploring the installation of a water line to add a third water resource. We do not currently anticipate that we will need to secure additional capital resources for any other significant purchases of property and equipment in the next 12 months.

The following table shows cash flows for the fiscal years ended October 31, 2014 and 2013:

	October 31, 2014	October 31, 2013

Net cash provided by operating activities	$27,389,463	$11,876,872
Net cash used in investing activities	(249,564)	(440,225)
Net cash used in financing activities	(19,497,498)	(4,999,455)

Cash Flow From Operations

We experienced an increase in our cash provided by operating activities for the fiscal year ended October 31, 2014 compared to the fiscal year ended October 31, 2013. This increase was due to an increase in our net income due to positive operating margins during the fiscal year ended October 31, 2014. During the fiscal year ended October 31, 2014, our capital needs were being adequately met through cash from our operating activities and our credit facilities.

Cash Flow From Investing Activities

We used less cash for investing activities for the fiscal year ended October 31, 2014, as compared to the fiscal year ended October 31, 2013. This decrease was primarily due to an increase in proceeds from the sale of marketable securities during the fiscal year ended October 31, 2014, offset by an increase in capital expenditures and in our equity method investments.

Cash Flow From Financing Activities

We used more cash from financing activities during the fiscal year ended October 31, 2014 as compared to the fiscal year ended October 31, 2013. This increase was primarily a result of an increase in the amount we paid towards the principal balance on our loans during the fiscal year ended October 31, 2014 as compared to the fiscal year ended October 31, 2013.

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

Cash Flow From Investing Activities

We used less cash for investing activities for the fiscal year ended October 31, 2013, as compared to the fiscal year ended October 31, 2012. This decrease was primarily due to a decrease in capital expenditures and a decrease in our equity method investments during the fiscal year ended October 31, 2013.

Cash Flow From Financing Activities

We used more cash from financing activities during the fiscal year ended October 31, 2013 as compared to the fiscal year ended October 31, 2012. This increase was primarily a result of an increase in the amount we paid towards the principal balance on our loans during the fiscal year ended October 31, 2013 as compared to the fiscal year ended October 31, 2012. However, we paid a distribution in the amount of $500,000 to our members during the fiscal year ended October 31, 2012.

Short-Term and Long-Term Debt Sources

On April 24, 2008, we entered into a Construction Loan Agreement (the “Agreement”) with First National Bank of Omaha ("FNBO") for the purpose of funding a portion of the cost of the ethanol plant. With construction complete and the ethanol plant commencing operations, the construction loan converted to a $25,200,000 Fixed Rate Note, a $20,200,000 Variable Rate Note, a $5,000,000 Long-Term Revolving Note (which was terminated on March 29, 2013), a $5,000,000 line of credit and $5,600,000 to support the issuance of letters of credit by FNBO.

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

On February 27, 2014, we entered into a Credit Agreement with AgStar Financial Services, PCA as administrative agent, ("AgStar") for the purpose of refinancing our debt facility previously held by FNBO. The Credit Agreement provides for a $20,000,000 Variable Rate Term Loan, a $5,000,000 Term Revolving Loan, and a $5,000,000 Revolving Line of Credit. The availability under the Term Revolving Loan supports and will be reduced by the issuance of letters of credit. We paid a $50,000 underwriting fee and a $75,000 commitment fee in addition to other standard closing costs in connection with the refinancing.

On September 22, 2014, we entered into an Amended and Restated Credit Agreement with Ag Star which amended the Credit Agreement originally dated February 27, 2014. In connection therewith, as of the same date, we executed Amended and Restated Term Notes, Amended and Restated Term Revolving Notes, Amended and Restated Revolving Line of Credit Notes and an Amended and Restated Mortgage, Security Agreement, Assignment of Leases and Fixture Financing Statement. The purpose for the amending of the credit facility with AgStar was to refinance a portion of certain financing and credit arrangements previously held by U.S. Bank National Association, as trustee, and the City of Lamberton, Minnesota (the “City”).

The Amended and Restated Credit Agreement increases the Term Loan to $27,000,000 and also continues to provide the Company with a $5,000,000 Term Revolving Loan, and a $5,000,000 Revolving Line of Credit subject to terms described in the Amended and Restated Credit Agreement and summarized below. We paid a $25,000 underwriting fee and a $17,500 commitment fee and agreed to pay an annual facility fee of $10,000 to AgStar in addition to other standard closing costs in connection with the refinancing.

Term Loan

The Term Loan is for $27,000,000 with a variable interest rate that is equal to 30-day LIBOR rate plus 325 basis points with no minimum interest rate. The applicable interest rate at October 31, 2014 was 3.4%. We make monthly principal payments on the Term Loan of approximately $321,000 plus accrued interest. Payments are based upon a seven year amortization and the Term Loan is fully amortized. The outstanding balance on this note was $26,509,289 at October 31, 2014. We may convert the Term Loan to a fixed rate loan, subject to certain conditions as described in the Amended and Restated Credit Agreement and with the consent of AgStar.

Term Revolving Loan

The Term Revolving Loan is for up to $5,000,000 with a variable interest rate that is the 30-day LIBOR rate plus 325 basis points with no minimum interest rate. The Term Revolving Loan may be advanced, repaid and re-borrowed during the term. We make monthly interest payments on the Term Revolving Loan. The outstanding balance on this note was $0 at October 31, 2014. Payment of all amounts outstanding is due on September 22, 2021. We also have $2,500,000 in letters of credit outstanding at October 31, 2014 which reduce the amount available under the Term Revolving Loan. We pay interest at a rate of 1.50% on amounts outstanding for the letters of credit.

Revolving Line of Credit

We have a Revolving Line of Credit available equal to the amount of the Borrowing Base, with a maximum limit of $5,000,000. The Borrowing Base will vary and may at times be less than $5,000,000. Our Revolving Line of Credit expires on February 26, 2015 and accrues interest at the 30-day LIBOR rate plus 325 basis points with no minimum interest rate. We will make monthly interest payments on the Revolving Line of Credit. The outstanding balance on this note was $0 at October 31, 2014.

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

We are also subject to various financial and non-financial covenants that limit distributions and debt and require minimum debt service coverage, tangible net worth, and working capital requirements. Our fixed charge coverage ratio is no less than 1.15:1.00 and is measured annually by comparing our adjusted EBITDA to our scheduled payments of principal and interest plus capital expenditures and distributions. Our minimum net worth is no less than $42,000,000, which is calculated as the excess of total assets excluding various disallowed assets per the Amended and Restated Credit Agreement over total liabilities, and is measured quarterly. Our minimum working capital is $8,250,000, which is calculated as current assets plus the amount available for drawing under our Term Revolving Loan and undrawn amounts on outstanding letters of credit, less current liabilities, and is measured quarterly.

Additionally, we are limited to annual capital expenditures of $2,000,000 without prior approval, incurring additional debt over certain amounts without prior approval, and making additional investments as described in the Amended and Restated Credit Agreement without prior approval of AgStar. We are also prohibited from making distributions to our members in excess of 50% of net income in a given year without the prior approval of AgStar. We are also required to pay unused commitment fees for the Term Revolving Loan and the Revolving Line of Credit as defined in the Amended and Restated Credit Agreement.

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

Capital Leases

City of Lamberton, Minnesota

On April 24, 2008, we entered into a lease agreement with the City of Lamberton, Minnesota (the "City") in order to to finance equipment for the plant. The City financed the purchase of equipment through Solid Waste Facilities Revenue Bonds Series 2008A (the “Bonds”) in the aggregate principal amount of $15,180,000. The Bonds were set to mature on December 1, 2022. Under the capital lease agreement with the City, we started making interest payments on November 25, 2008 and monthly thereafter at an implicit interest rate of 8.5%. Monthly capital lease payments of principal were scheduled to begin on November 25, 2014. The capital lease included an option to purchase the equipment at fair market value at the end of the lease term.

On October 2, 2014, we paid the capital lease agreement with the City in full, retired the bonds and purchased the equipment. We paid a premium in the amount of $1,518,000 in connection with the termination of our capital lease.

Butamax

We entered into a series of related definitive agreements dated September 26, 2013 with Butamax which include an Easement for Construction and Process Demonstration Agreement, an Equipment Lease Agreement, a Technology License Agreement, a Technology Demonstration Risk Reduction Agreement and a Security Agreement (collectively, the "Agreements") pursuant to which Butamax constructed, installed and leases its corn oil separation system and licenses to the Company its proprietary, patent-protected corn oil separation technology.  Pursuant to the Agreements, we agreed to give Butamax access to our plant in order to construct, install, operate, test and commercially validate its corn oil separation system. Butamax retains ownership of the corn oil separation system and technology but leases it to the Company for a term of 120 months subject to Butamax's right to remove the system if we are in breach of the Agreements. The term of the lease may also be extended or terminated pursuant to the terms of the Agreements and we are responsible for repairs and maintenance of the system and bear the risk of loss. In return, we agree to payment of certain license fees which are subject to being reduced under the terms of the Agreements if the corn oil separation system does not meet certain performance goals.  The Agreements provide that the corn oil separation system shall be conveyed to the Company at the end of the term so long as we are not in breach of the Agreements. We have granted a security interest to Butamax in the corn oil separation system to secure our obligations under the Agreements.  Pursuant to the Agreements, we agreed, subject to certain obligations of confidentiality, to provide Butamax with Company information on a monthly basis including business and financial information and have granted Butamax the option to have a representative present in board and committee meetings as an observer.  We also agreed to give Butamax notice in the event of an issuance or sale of membership interests or convertible debt instruments.  We recorded this as a capital lease, in April, 2014. The total outstanding commitment under the lease as of October 31, 2014 is approximately $2,104,000.

Contractual Cash Obligations

In addition to our long-term debt obligations, we have certain other contractual cash obligations and commitments. The following tables provide information regarding our contractual obligations and approximate commitments as of October 31, 2014:

	Payment Due by Period
	Total	Less than One Year	One to Three Years	Three to Five Years	After Five Years
Long-Term Debt Obligations	$29,686,171	$4,321,133	$9,043,339	$8,511,480	$7,810,219
Capital Lease Obligations	2,222,225	833,328	1,388,897	—	—
Operating Lease Obligations	1,380,960	295,920	591,840	493,200	—
Purchase Obligations	1,974,156	1,974,156	—	—	—
Total Contractual Obligations	$35,263,512	$7,424,537	$11,024,076	$9,004,680	$7,810,219

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

We have entered into ethanol, corn and natural gas derivatives in order to protect cash flows from fluctuations caused by volatility in commodity prices. In practice, as markets move, we actively attempt to manage our risk and adjust hedging strategies as appropriate. We do not use hedge accounting which would match the gain or loss on our hedge positions to the specific commodity contracts being hedged. Instead, we use fair value accounting for our hedge positions, which means that as the current market price of our hedge position changes, the gains and losses are immediately recognized in our cost of goods sold. The immediate recognition of hedging gains and losses under fair value accounting can cause net income (loss) to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged.

As of October 31, 2014, the fair values of our commodity-based derivative instruments are a net liability of approximately $340,000. As the prices of the hedged commodity moves in reaction to market trends and information, our statement of operations will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to protect the Company over the term of the contracts for the hedged amounts.

In the ordinary course of business, we enter into forward contracts for our commodity purchases and sales. At October 31, 2014, we have approximately 22,600 tons of forward dried distiller grains sales contracts and 957,540 pounds of forward fixed price corn oil sales contracts at various fixed prices for various delivery periods through August 2015 and December 2015, respectively. At October 31, 2014, we also have 438,200 MMBTUs of forward contracts for natural gas purchases for various delivery periods through April 2015,

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the impact of market fluctuations associated with interest rates and commodity prices as discussed below. We have no exposure to foreign currency risk as all of our business is conducted in U.S. Dollars. We use derivative financial instruments as part of an overall strategy to manage market risk. We may use cash, futures and option contracts to hedge changes to the commodity prices of corn and natural gas. We do not enter into these derivative financial instruments for trading or speculative purposes, nor do we designate these contracts as hedges for accounting purposes. We previously used a derivative financial instruments to alter our exposure to interest rate risk. We entered into a interest rate swap agreement that we did not designate as a hedge for accounting purposes. The interest rate swap was terminated in February 2014.

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from a Term Loan, a Term Revolving Loan and a Revolving Line of Credit bearing variable interest rates.  As of October 31, 2014, we had $26,509,288 outstanding on our Term Loan. Interest accrues on the Term Loan at the one-month LIBOR rate plus 325 basis points. The applicable interest rate at October 31, 2014, was 3.4%. If we were to experience a 10% adverse change in LIBOR, the annual effect such change would have on our statement of operations, based on the amount we had outstanding on our variable interest rate loans as of October 31, 2014, would be approximately $90,000. At October 31, 2014, we did not have any amounts outstanding on the Term Revolving Loan or Revolving Line of Credit.

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

In the ordinary course of business, we enter into forward contracts for our commodity purchases and sales. At October 31, 2014, we have approximately 22,600 tons of forward dried distiller grains sales contracts and 957,540 pounds of forward fixed price corn oil sales contracts at various fixed prices for various delivery periods through August 2015 and December 2015, respectively. At October 31, 2014, we also have 438,200 MMBTUs of forward contracts for natural gas purchases for various delivery periods through April 2015.

At October 31, 2014, we have open positions for 590,000 bushels of corn on the Chicago Board of Trade and 35,000 dekatherms of natural gas. These derivatives have not been designated as an effective hedge for accounting purposes. Corn and natural gas derivatives are forecasted to settle in the next twelve months. We recorded losses due to changes in the fair value of our outstanding corn derivative positions for the fiscal year ended October 31, 2014 of approximately $811,000. For the fiscal year ended October 31, 2014, we recorded losses due to the change in fair value of our outstanding natural gas derivative positions of approximately $136,000.

As corn prices move in reaction to market trends and information, our statements of operations will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to produce long-term positive growth for us.

A sensitivity analysis has been prepared to estimate our exposure to ethanol, distillers grains, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas prices and average ethanol and distillers grains prices as of October 31, 2014 of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from October 31, 2014. The results of this analysis, which may differ from actual results, are approximately as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price as of 10/31/14	Approximate Adverse Change to Income
Natural Gas	1,446,501	MMBTU	10%	$559,796
Ethanol	58,326,660	Gallons	10%	$10,148,839
Corn	20,252,313	Bushels	10%	$6,825,029
DDGs	163,031	Tons	10%	$1,760,735

For comparison purposes, the results of our sensitivity analysis for October 31, 2013 were as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price as of 10/31/13	Approximate Adverse Change to Income
Natural Gas	1,419,392	MMBTU	10%	$538,384
Ethanol	57,999,999	Gallons	10%	$13,049,977
Corn	19,999,966	Bushels	10%	$14,505,940
DDGs	157,457	Tons	10%	$4,034,993

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Governors and Members
Highwater Ethanol, LLC

We have audited the accompanying balance sheets of Highwater Ethanol, LLC (the Company) as of October 31, 2014, and 2013 and the related statements of operations, comprehensive income (loss), changes in members’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of October 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey LLP

Sioux Falls, South Dakota
January 28, 2015

Report of Independent Registered Public Accounting Firm

To the Board of Governors of Highwater Ethanol, LLC

In our opinion, the accompanying statements of operations, comprehensive income (loss), changes in members’ equity, and cash flows for the year ended October 31, 2012 present fairly, in all material respects, the results of operations and cash flows of Highwater Ethanol, LLC for the year ended October 31, 2012, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ Boulay PLLP

Minneapolis, Minnesota
January 29, 2013

HIGHWATER ETHANOL, LLC
Balance Sheets

ASSETS	October 31, 2014	October 31, 2013

Current Assets
Cash and cash equivalents	$15,511,589	$7,869,188
Derivative instruments	257,934	558,309
Accounts receivable	4,382,371	3,271,738
Inventories	4,295,191	3,595,878
Prepaids and other	55,650	143,307
Total current assets	24,502,735	15,438,420

Property and Equipment
Land and land improvements	6,881,124	6,853,912
Buildings	38,489,826	38,450,065
Office equipment	589,727	367,508
Plant and process equipment	64,015,750	60,890,831
Vehicles	52,994	41,994
Construction in progress	317,477	5,672
	110,346,898	106,609,982
Less accumulated depreciation	(32,862,880)	(26,297,641)
Net property and equipment	77,484,018	80,312,341

Other Assets
Investments	2,403,452	1,730,626
Restricted marketable securities	—	1,556,139
Debt issuance costs, net	231,347	570,590
Deposits	191,457	191,457
Total other assets	2,826,256	4,048,812

Total Assets	$104,813,009	$99,799,573

LIABILITIES AND MEMBERS' EQUITY	October 31, 2014	October 31, 2013

Current Liabilities
Accounts payable	$1,897,610	$1,714,221
Accrued expenses	1,034,907	553,942
Customer deposits	—	22,317
Derivative instruments	—	427,091
Current maturities of long-term debt	4,298,766	4,527,410
Total current liabilities	7,231,283	7,244,981

Long-Term Debt	24,315,010	41,231,727

Commitments and Contingencies

Members' Equity
Members' equity, 4,953 units issued and outstanding	73,266,716	51,322,865
Total Liabilities and Members’ Equity	$104,813,009	$99,799,573

Notes to Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Statements of Operations

	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	October 31, 2014	October 31, 2013	October 31, 2012

Revenues	$139,597,173	$168,682,409	$156,648,625

Cost of Goods Sold	111,405,819	159,305,976	155,785,481

Gross Profit	28,191,354	9,376,433	863,144

Operating Expenses	2,210,637	1,819,444	1,804,031

Operating Profit (Loss)	25,980,717	7,556,989	(940,887)

Other Income (Expense)
Interest income	19,956	68,009	70,859
Other income	248,208	23,930	67,757
Bond termination premium	(1,518,000)	—	—
Interest expense	(3,311,128)	(4,048,031)	(4,282,900)
Gain on interest rate swap	427,091	769,925	741,480
Income from equity method investments	87,332	453,237	218,803
Total other expense, net	(4,046,541)	(2,732,930)	(3,184,001)

Net Income (Loss)	$21,934,176	$4,824,059	$(4,124,888)

Weighted Average Units Outstanding	4,953	4,953	4,953
Net Income (Loss) Per Unit	$4,428.46	$973.96	$(832.81)
Distributions Per Unit	$—	$—	$100.95

Notes to Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Statements of Comprehensive Income (Loss)

	Year Ended	Year Ended	Year Ended
	October 31, 2014	October 31, 2013	October 31, 2012

Net Income (Loss)	$21,934,176	$4,824,059	$(4,124,888)
Other Comprehensive Income (Loss)
Unrealized losses on restricted marketable securities, net of reclassification adjustment for loss recognized in net income	9,675	(33,399)	(51,478)
Comprehensive Income (Loss)	$21,943,851	$4,790,660	$(4,176,366)

Notes to Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Statement of Changes in Members' Equity

	Members' Equity	Accumulated Other Comprehensive Income (Loss)	Total Members Equity

Balance - October 31, 2011	$50,996,597	$75,202	$51,071,799

Net loss	(4,124,888)	—	(4,124,888)

Member distributions	(500,000)	—	(500,000)

Equity adjustment in investee	136,772	—	136,772

Unrealized loss on restricted marketable securities	—	(51,478)	(51,478)

Balance - October 31, 2012	46,508,481	23,724	46,532,205

Net income	4,824,059	—	4,824,059

Unrealized loss on restricted marketable securities	—	(33,399)	(33,399)

Balance - October 31, 2013	51,332,540	(9,675)	51,322,865

Net income	21,934,176	—	21,934,176

Amount reclassified from accumulated other comprehensive income - realized loss on restricted marketable securities		14,115	14,115

Unrealized loss on restricted marketable securities	—	(4,440)	(4,440)

Balance - October 31, 2014	$73,266,716	$—	$73,266,716

Notes to Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Statements of Cash Flows

	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	October 31, 2014	October 31, 2013	October 31, 2012

Cash Flows from Operating Activities
Net income (loss)	$21,934,176	$4,824,059	$(4,124,888)
Adjustments to reconcile net income (loss) to net cash provided by operations
Depreciation and amortization	6,904,482	6,580,350	6,556,622
Income from equity method investments	(87,332)	(453,237)	—
Interest payments made from restricted cash	—	—	67,276
Non-cash patronage income	(197,494)	—	—
Change in fair value of derivative instruments	—	—	138,662
Increase in restricted short-term investments from net interest earned	—	—	(67,276)
Change in assets and liabilities
Restricted marketable securities	28,484	(56,697)	(134,472)
Realized loss on marketable security	14,115	—	—
Accounts receivable, including members	(1,110,633)	1,656,053	2,566,060
Inventories	(699,313)	550,548	21,444
Derivative instruments	(126,716)	(1,067,517)	(741,479)
Prepaids and other	87,657	(74,675)	9,195
Accounts payable	183,389	(27,162)	(554,736)
Accrued expenses	480,965	(77,167)	119,176
Customer deposits	(22,317)	22,317	—
Net cash provided by operating activities	27,389,463	11,876,872	3,855,584

Cash Flows from Investing Activities
Proceeds from sale of marketable securities	1,523,215	—	—
Capital expenditures	(1,384,779)	(206,159)	(938,976)
Proceeds from sale of property and equipment	—	28,500	—
Investment in equity method investment	(388,000)	(262,566)	(454,309)
Net cash used in investing activities	(249,564)	(440,225)	(1,393,285)

Cash Flows from Financing Activities
Payments on long-term debt	(54,786,562)	(4,999,455)	(3,957,986)
Advances on long-term debt	35,289,064	—	—
Member distributions	—	—	(500,000)
Net cash used in financing activities	(19,497,498)	(4,999,455)	(4,457,986)

Net Increase (Decrease) in Cash and Cash Equivalents	7,642,401	6,437,192	(1,995,687)

Cash and cash equivalents – Beginning of Period	7,869,188	1,431,996	3,427,683

Cash and cash equivalents – End of Period	$15,511,589	$7,869,188	$1,431,996

Supplemental Cash Flow Information
Cash paid for interest expense	$2,695,085	$3,635,989	$3,871,613

Supplemental Disclosure of Noncash Financing and Investing Activities
Unrealized gain (loss) on restricted marketable securities	$9,675	$(33,399)	$(51,478)
Capital lease financing	$2,352,137	$—	$—
Investment in RPMG included in accounts payable	$—	$—	$275,000
Investment in RPMG included in long-term liabilities	$—	$—	$222,652
Equity adjustment in investee	$—	$—	$136,772
Notes to Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Notes to Financial Statements
October 31, 2014 and 2013

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Highwater Ethanol, LLC, (a Minnesota Limited Liability Company) operates a 50 million gallon per year ethanol plant in Lamberton, Minnesota. The Company produces and sells fuel ethanol and co-products of the fuel ethanol production process, in the continental United States, Mexico and Canada.

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

HIGHWATER ETHANOL, LLC
Notes to Financial Statements
October 31, 2014 and 2013

recorded through earnings in the period of change. Corn and natural gas derivative changes in fair market value are included in costs of goods sold.

Restricted Marketable Securities

The Company maintained restricted marketable securities in debt securities as part of the capital lease financing agreements described in Note 9. The restricted marketable securities consisted primarily of municipal obligations, U.S. treasury government obligations, and corporate obligations. Restricted marketable securities are classified as “available-for-sale” and are carried at their estimated fair market value based on quoted market prices at year end.

Accounts Receivable

Credit terms are extended to customers in the normal course of business. The Company routinely monitors accounts receivable and customer balances are generally kept current at 30 days or less. The Company generally requires no collateral.

Accounts receivable are recorded at their estimated net realizable value. Accounts are considered past due if payment is not made on a timely basis in accordance with the Company’s credit terms. Accounts considered uncollectible are written off. The Company’s estimate of the allowance for doubtful accounts is based on historical experience, its evaluation of the current status of receivables, and unusual circumstances, if any. At October 31, 2014 and 2013, the Company believed that such amounts would be collectible and an allowance was not considered necessary.

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

HIGHWATER ETHANOL, LLC
Notes to Financial Statements
October 31, 2014 and 2013

In August 2009, the Company completed construction of its ethanol production facilities with installed capacity of 50 million gallons per year. The carrying value of these facilities at October 31, 2014 was $77,484,018. In accordance with the Company’s policy for evaluating impairment of long-lived assets described above, when a triggering event occurs management evaluates the recoverability of the facilities based on projected future cash flows from operations over the facilities’ estimated useful lives. In determining the projected future undiscounted cash flows, the Company makes significant assumptions concerning the future viability of the ethanol industry, the future price of corn in relation to the future price of ethanol and the overall demand in relation to production and supply capacity. The Company has not recorded any impairment as of October 31, 2014 and 2013.

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts receivable, and accounts payable, and other working capital items approximate fair value at October 31, 2014 and 2013 due to the short maturity nature of these instruments.

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

Equity Method Investments

The Company has an investment interest in an unlisted company, Renewable Fuels Marketing Group, LLC (RPMG), who markets the Company’s ethanol. This investment is a flow-through entity and is being accounted for by the equity method of accounting under which the Company’s share of RPMG net income is recognized as income in the Company’s statements of operations and added to the investment account. Distributions or dividends received from the investment are treated as a reduction of the investment account. The Company has a 7% interest in RPMG. The Company consistently follows the practice of recognizing the net income based on a one month lag. Therefore, the net income which is reported in the Company’s statements of operations for the years ended October 31, 2014, 2013 and 2012 is based on the investee’s results of operations for the twelve month periods ended September 30, 2014, 2013 and 2012.

The Company is one of eight member owner investors in Lawrenceville Tank, LLC. The Company will have a 7% ownership, and Lawrenceville Tank, LLC will own and operate a trans load/tank facility in Atlanta, Georgia area. This will provide another area of opportunity for the Company’s ethanol production to be marketed by RPMG. The Company has invested total commitments of $385,000 as of October 31, 2014.

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

HIGHWATER ETHANOL, LLC
Notes to Financial Statements
October 31, 2014 and 2013

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

The Company files income tax returns in the U.S. federal and Minnesota state jurisdictions. The Company is no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 2010.

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

Recent Accounting Pronouncement

In May 2014, the FASB issued ASU No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. Additionally, the guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, which is the Company’s first quarter of fiscal year 2018. Early application is not permitted. The new standard allows for the amendment to be applied either retrospectively to each prior reporting period presented or retrospectively as a cumulative-effect adjustment as of the date of adoption. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures, including which transition method it will adopt.

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

HIGHWATER ETHANOL, LLC
Notes to Financial Statements
October 31, 2014 and 2013

compliance with the loan agreement.

3. CONCENTRATIONS

The Company has identified certain concentrations that are present in their business operations. The Company’s revenue from ethanol sales and distiller sales are derived from a single customer under an ethanol marketing agreement and a distillers marketing agreement as described in Note 13. The Company purchases all corn from a single supplier, a related party, under a grain procurement agreement described in Note 13. The Company has a revenue concentration in that its revenue is generated from the sales of primarily two products, ethanol and distillers grains.

The Company sold all ethanol produced to a related party under an ethanol marketing agreement described in Note 13. Total sales for the years ended October 31, 2014, 2013 and 2012 were $111,591,475, $130,623,053 and $123,398,657, respectively. Accounts receivable as of October 31, 2014 and 2013 were $3,315,756 and $2,312,825, respectively.

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

•	Level 2 inputs include the following:

◦	Quoted prices in active markets for similar assets or liabilities.

◦	Quoted prices in markets that are not active for identical or similar assets or liabilities.

◦	Inputs other than quoted prices that are observable for the asset or liability.

◦	Inputs that are derived primarily from or corroborated by observable market data by correlation or other means.

•	Level 3 inputs are unobservable inputs for the asset or liability.

The following table provides information on those assets (liabilities) measured at fair value on a recurring basis.

	Fair Value as of	Fair Value Measurement Using
	October 31, 2014	Level 1	Level 2	Level 3
Derivative instrument - commodities	$(339,011)	$(339,011)	$—	$—

	Fair Value as of	Fair Value Measurement Using
	October 31, 2013	Level 1	Level 2	Level 3
Restricted marketable securities	$1,556,139	$1,556,139	$—	$—
Derivative instrument - interest rate swap	$(427,091)	$—	$(427,091)	$—
Derivative instrument - commodities	$(467,015)	$(467,015)	$—	$—

The fair value of restricted marketable securities is based on quoted market prices in an active market. The Company determined the fair value of the interest rate swap by using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each instrument and observable market-based inputs. The analysis reflects the contractual terms of the swap agreement, including the period to maturity and uses observable market-based inputs and uses the market standard methodology of netting the discounted future fixed cash receipts and the discounted expected variable cash payments. The Company determines the fair value of the commodities contracts by obtaining the fair value measurements from an independent pricing service based on dealer quotes and live trading levels from the Chicago Board of Trade.

HIGHWATER ETHANOL, LLC
Notes to Financial Statements
October 31, 2014 and 2013

5. RESTRICTED MARKETABLE SECURITIES

The cost and fair value of the Company's restricted marketable securities consist of the following at October 31, 2013:

	Amortized Cost	Gross Unrealized Losses	Fair Value

Restricted marketable securities - Long-term municipal obligations	$1,565,814	$(9,675)	$1,556,139

The long-term restricted marketable securities relate to the debt service reserve fund required by the capital lease agreement. The Company had unrealized loss of $9,675 and unrealized gains of $23,724 included in accumulated other comprehensive income at, October 31, 2013 and October 31, 2012, respectively. The Company sold the marketable securities and had a realized loss of $14,115 during the year ended October 31, 2014.

6. INVENTORIES

Inventories consisted of the following at:

	October 31, 2014	October 31, 2013

Raw materials	$1,653,015	$986,199
Spare parts and supplies	1,603,984	1,241,515
Work in process	710,583	883,278
Finished goods	327,609	484,886
Total	$4,295,191	$3,595,878

7. DERIVATIVE INSTRUMENTS

As of October 31, 2014, the Company had entered into corn and natural gas derivative instruments, which are required to be recorded as either assets or liabilities at fair value in the balance sheet. The Company uses these instruments to manage risks from changes in market rates and prices. They are not used for speculative purposes. Derivatives qualify for treatment as hedges when there is a high correlation between the change in fair value of the derivative instrument and the related change in value of the underlying hedged item. The Company may designate the hedging instruments based upon the exposure being hedged as a fair value hedge, a cash flow hedge or a hedge against foreign currency exposure. The derivative instruments outstanding at October 31, 2014 are not designated as effective hedges for accounting purposes.

Interest Rate Swap

As of October 31, 2013, the Company had an interest rate swap with a notional amount of approximately $16,582,000 that effectively fixed the interest rate for a corresponding amount of long term debt at 7.6%. On February 26, 2014 the Company terminated the interest rate swap. During the years ended October 31, 2014 and 2013, the company paid $481,159 and $794,795 respectively, including $234,550 upon termination. These amounts are included in interest expense.

Corn and Natural Gas Contracts

As of October 31, 2014, the Company has open positions for 590,000 bushels of corn and 35,000 dekatherms of natural gas. Management expects all open positions outstanding as of October 31, 2014 to be realized within the next twelve months.

The following tables provide details regarding the Company's derivative instruments at October 31:

HIGHWATER ETHANOL, LLC
Notes to Financial Statements
October 31, 2014 and 2013

Instrument	Balance Sheet location	Liabilities
		2014	2013

Interest rate swap	Current liabilities	$—	$(427,091)

Corn, natural gas and ethanol contracts
In loss position		$(339,011)	$(467,015)
Deposits with broker		596,945	1,025,324
	Current assets	$257,934	$558,309

Corn, natural gas and ethanol contracts totaling $467,015 as of October 31, 2013 were netted with deposits with broker, to be consistent with the 2014 presentation.

The following tables provide details regarding the gains (losses) from the Company's derivative instruments in the statements of operations, none of which are designated as hedging instruments:

	Statement of	Year Ended October 31
	Operations location	2014	2013	2012
Interest rate swap	Other income (expense)	$427,091	$769,925	$741,480
Ethanol contracts	Revenues	(524,706)	—	—
Corn contracts	Cost of goods sold	(810,856)	331,488	481,013
Natural gas contracts	Cost of goods sold	(135,785)	41,198	(419,021)

8. INVESTMENT IN RPMG

The financial statements of RPMG are summarized as of and for the years ended September 30 as follows:

	September 30, 2014	September 30, 2013

Current assets	$117,836,343	$138,356,633
Other assets	1,240,202	688,613
Current liabilities	77,868,455	104,550,866
Long-term liabilities	16,000	—
Members' equity	41,192,090	34,494,380
Revenue	4,221,333,376	4,107,686,492
Net income	3,946,180	5,879,093

9. DEBT FINANCING

Long-term debt consists of the following at:

HIGHWATER ETHANOL, LLC
Notes to Financial Statements
October 31, 2014 and 2013

	October 31, 2014	October 31, 2013
Variable Rate Term Loan (AgStar)	$26,509,288	$—

Capital leases, see terms below	2,104,488	15,180,000

Fixed rate note payable (FNBO)	—	18,098,700

Variable rate note payable (FNBO)	—	12,480,437

Total	28,613,776	45,759,137

Less amounts due within one year	4,298,766	4,527,410

Net long-term debt	$24,315,010	$41,231,727

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

On September 22, 2014, the Company entered into an Amended and Restated Credit Agreement withAg Star which amended the Credit Agreement originally dated February 27, 2014. The purpose for the amendment was to refinance a portion of a credit arrangement previously held by U.S. Bank National Association, as trustee, and the City of Lamberton, Minnesota (the “City”).

The Amended and Restated Credit Agreement increases the Term Loan to $27,000,000 and also continues to provide the Company with a $5,000,000 Term Revolving Loan, and a $5,000,000 Revolving Line of Credit subject to terms described in the Amended and Restated Credit Agreement and summarized below. The Company paid a$25,000 underwriting fee and a $17,500 commitment fee and agreed to pay an annual facility fee of $10,000 to AgStar in addition to other standard closing costs in connection with the refinancing.

Term Loan

The Term Loan is for $27,000,000 with a variable interest rate that is the greater of the 30-day LIBOR rate plus 325 basis points with no minimum interest rate. Monthly principal payments are due on the Term Loan of approximately $321,000 plus accrued interest. Payments are based upon a seven year amortization and the Term Loan is fully amortized. The outstanding balance on this note was $26,509,288 at October 31, 2014. The Company may convert the Term Loan to a fixed rate loan, subject to certain conditions as described in the Amended and Restated Credit Agreement and with the consent of AgStar.

Term Revolving Loan

The Term Revolving Loan is for up to $5,000,000 with a variable interest rate that is the 30-day LIBOR rate plus 325 basis points with no minimum interest rate. The Term Revolving Loan may be advanced, repaid and re-borrowed during the term. Monthly interest payments are due on the Term Revolving Loan. Payment of all amounts outstanding is due on September 22, 2021. The outstanding balance was $0 at October 31, 2014. As of October 31, 2014, the Company has $2,500,000 in letters of credit outstanding which reduce the amount available under the Term Revolving Loan. The Company pays interest at a rate of 1.5% on amounts outstanding for the letters of credit.

HIGHWATER ETHANOL, LLC
Notes to Financial Statements
October 31, 2014 and 2013

Revolving Line of Credit

The Company has a Revolving Line of Credit available equal to the amount of the Borrowing Base, with a maximum limit of $5,000,000. The Borrowing Base will vary and may at times be less than $5,000,000. The Revolving Line of Credit expires on February 26, 2015 and accrues interest at the 30-day LIBOR rate plus 325 basis points with no minimum interest rate. Monthly interest payments are due on the Revolving Line of Credit. The outstanding balance was $0 at October 31, 2014.

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

The Company is also subject to various financial and non-financial covenants that limit distributions and debt and require minimum debt service coverage, tangible net worth, and working capital requirements. The fixed charge coverage ratio is no less than 1.15:1.00 and is measured annually by comparing adjusted EBITDA to scheduled payments of principal and interest plus capital expenditures and distributions. The minimum net worth is no less than $42,000,000, which is calculated as the excess of total assets excluding various disallowed assets per the Amended and Restated Credit Agreement over total liabilities, and is measured quarterly. The minimum working capital is $8,250,000, which is calculated as current assets plus the amount available for drawing under our Term Revolving Loan, and undrawn amounts on outstanding letters of credit less current liabilities, and is measured quarterly.

The Company is limited to annual capital expenditures of $2,000,000 without prior approval, incurring additional debt over certain amounts without prior approval, and making additional investments as described in the Amended and Restated Credit Agreement, and is also prohibited from making distributions to members in excess of 50% of net income in a given year without prior approval.
The Company is also required to pay unused commitment fees for the Term Revolving Loan and the Revolving Line of Credit as defined in the Amended and Restated Credit Agreement.

Capital Leases

City of Lamberton, Minnesota

In April 2008, the Company entered into a lease agreement with the City of Lamberton, Minnesota, (the City) in order to finance equipment for the plant. The City financed the purchase of equipment through Solid Waste Facilities Revenue Bonds Series 2008A totaling $15,180,000. Under the equipment lease agreement with the City, the Company started making interest payments on November 25, 2008 and monthly thereafter at an implicit interest rate of 8.5%. Monthly capital lease payments for principal were scheduled to begin on November 25, 2014. The capital lease included an option to purchase the equipment at fair market value at the end of the lease term.

On October 2, 2014, the Company paid the capital lease in full, retired the bonds and purchased the equipment. The Company paid a premium in the amount of $1,518,000in connection with the termination of the capital lease.

Butamax

The Company entered into a series of related definitive agreements, dated September 26, 2013, with Butamax which include an Easement for Construction and Process Demonstration Agreement, an Equipment Lease Agreement, a Technology License Agreement, a Technology Demonstration Risk Reduction Agreement and a Security Agreement (collectively, the "Agreements") pursuant to which Butamax has agreed to construct, install and lease its corn oil separation system and license to the Company its proprietary, patent-protected corn oil separation technology.  Pursuant to the Agreements, the Company agreed to give Butamax access to the plant in order to construct, install, operate, test and commercially validate a corn oil separation system. Butamax retains ownership of the corn oil separation system and technology but agrees to lease it to the Company for a term of 120 months subject to Butamax's right to remove the system if the Company is in breach of the Agreements. The term of the lease may also be extended or terminated pursuant to the terms of the Agreements. The Company is responsible for repairs and

HIGHWATER ETHANOL, LLC
Notes to Financial Statements
October 31, 2014 and 2013

maintenance of the system and bear the risk of loss. In return, the Company agrees to payment of certain license fees which are subject to being reduced under the terms of the Agreements if the corn oil separation system does not meet certain performance goals.  The Agreements provide that the corn oil separation system shall be conveyed to the Company at the end of the term so long as the Company is not in breach of the Agreements. The Company granted a security interest to Butamax in the corn oil separation system to secure its obligations under the Agreements.  Pursuant to the Agreements, the Company agreed, subject to certain obligations of confidentiality, to provide Butamax with Company information on a monthly basis including business and financial information and have granted Butamax the option to have a representative present in board and committee meetings as an observer.  The Company also agreed to give Butamax notice in the event of an issuance or sale of membership interests or convertible debt instruments.  The Company recorded this as a capital lease in April 2014, and the balance as of October 31, 2014 was $2,104,488.

The estimated maturities of the long-term debt at October 31, 2014 are as follows:

2015	$4,298,766
2016	4,651,284
2017	4,404,487
2018	3,857,160
2019	3,857,160
2020 and thereafter	7,544,919

Long-term debt	$28,613,776

10. LEASES

The Company leases rail cars and equipment under operating and capital leases. Rail car leases include additional payments for usage beyond specified levels. Total lease expense for the years ending October 31, 2014, 2013 and 2012 was approximately $218,000, $240,000, and $222,000 respectively.

Future minimum lease payments under the leases are as follows at October 31, 2014:

	Operating	Capital
2015	$295,920	$833,328
2016	295,920	833,328
2017	295,920	555,569
2018	295,920	—
2019	197,280	—
Total	$1,380,960	2,222,225
Less amount representing interest		117,737
Present value of minimum lease payments (included in note 9)		$2,104,488

11. MEMBERS' EQUITY

The Company has one class of membership units, and is authorized to issue up to 10,000 units,which include certain transfer restrictions as specified in the operating agreement and pursuant to applicable tax and securities law, with each unit representing a pro rata ownership in the Company’s capital, profits, losses and distributions. Income and losses are allocated to all members based upon their respective percentage of units held.

12. INCOME TAXES

The Company has adopted an October 31 fiscal year end, but has a tax year end of December 31. The differences between financial statement basis and tax basis of assets are estimated as follows:

HIGHWATER ETHANOL, LLC
Notes to Financial Statements
October 31, 2014 and 2013

	October 31, 2014	October 31, 2013

Financial statement basis of total assets	$104,813,009	$99,799,573

Derivative instruments - commodities	339,011	467,015
Organizational and start-up costs	2,576,124	2,840,342
Book to tax depreciation	(25,584,226)	(27,846,650)

Income tax basis of total assets	$82,143,918	$75,260,280

The differences between the financial statement basis and tax basis of the Company's liabilities are estimated as follows:

	October 31, 2014	October 31, 2013

Financial statement basis of total liabilities	$31,546,293	$48,476,708

Less: Interest rate swap	—	(427,091)

Income tax basis of total liabilities	$31,546,293	$48,049,617

13. COMMITMENTS AND CONTINGENCIES

Marketing Agreements

The Company has an ethanol marketing agreement with a marketer (RPMG) to purchase, market, and distribute all the ethanol produced by the Company. The Company also entered into a member control agreement with the marketer whereby the Company made capital contributions and became a minority owner of the marketer. The member control agreement became effective on February 1, 2011 and provides the Company a membership interest with voting rights. The marketing agreement will terminate if the Company ceases to be a member. The Company will assume certain of the member’s rail car leases if the agreement is terminated. The Company can sell its ethanol either through an index arrangement or at an agreed upon fixed price. The marketing agreement is perpetual until terminated according to the agreement.  The Company may be obligated to continue to market its ethanol through the marketer for a period of time. The amended agreement requires minimum capital amounts invested as required under the agreement.

The Company has a distillers grains marketing agreement with a marketer to market all the dried distillers grains produced at the plant. Under the agreement the marketer charges a maximum of $2.00 per ton and a minimum of $1.50 per ton price using 2% of the FOB plant price actually received by them for all dried distillers grains removed. The agreement will remain in effect unless otherwise terminated by either party with 120 days notice. Under the agreement, the marketer is responsible for all transportation arrangements for the distribution of the dried distillers grains. The Company markets and sells its modified and wet distillers grains.

The Company has a crude corn oil marketing agreement with a marketer to market all corn oil to be produced at the plant. Under the agreement, the marketer will execute contracts with buyers after giving prior notice of the terms and conditions thereof to the Company and receiving direction from the Company to accept such contracts. For all corn oil sold, the Company will receive the actual price received from buyers less a marketing fee, actual freight and transportation costs and certain taxes related to the purchase, delivery or sale. The Company agrees to provide corn oil meeting certain specifications as provided in the agreement and the agreement provides for a process for rejection of nonconforming corn oil. The agreement automatically renews for successive one-year terms unless terminated in accordance with the agreement.

Grain Procurement Contract

The Company has a grain procurement agreement with a grain elevator to provide all of the corn needed for the operation of the ethanol plant. Under the agreement, the Company purchases corn at the local market price delivered to the plant plus a fixed fee per bushel of corn. The agreement expires in August 2016.

Regulatory Agencies

The Company is subject to oversight from regulatory agencies regarding environmental concerns which arise in the ordinary course of its business.

Forward Contracts

At October 31, 2014, the Company has approximately 22,600 tons of forward dried distiller grains sales contracts and 957,540 pounds of forward fixed price corn oil sales contracts at various fixed prices for various delivery periods through August 2015 and December 2015, respectively. At October 31, 2014, the Company also has 438,200 MMBTUs of forward contracts for natural gas purchases for various delivery periods through April 2015, which represents approximately 61.1% of the Company’s projected usage for the corresponding time period.

14. QUARTERLY FINANCIAL DATA (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year Ended October 31, 2014
Revenues	$38,587,712	$32,042,415	$37,172,560	$31,794,486
Gross profit	9,200,333	7,044,814	5,245,115	6,701,092
Operating income	8,551,490	6,494,307	4,776,195	6,158,725
Net income	7,753,542	5,985,350	4,289,316	3,905,968
Basic and diluted earnings per unit	1,565.42	1,208.43	866.00	788.61

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year Ended October 31, 2013
Revenues	$43,201,533	$42,638,894	$44,801,707	$38,040,275
Gross profit (loss)	(529,082)	1,986,332	2,611,765	5,307,418
Operating income (loss)	(1,057,604)	1,549,396	2,211,508	4,853,689
Net income (loss)	(1,746,420)	770,314	1,565,598	4,234,567
Basic and diluted earnings (loss) per unit	(352.60)	155.52	316.09	854.95

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year Ended October 31, 2012
Revenues	$39,827,576	$33,771,321	$39,240,928	$43,808,800
Gross profit (loss)	2,337,847	(980,751)	185,590	(679,542)
Operating income (loss)	1,822,732	(1,467,528)	(203,503)	(1,092,588)
Net income (loss)	965,975	(2,330,276)	(1,068,852)	(1,691,735)
Basic and diluted earnings (loss) per unit	195.03	(470.48)	(215.80)	(341.56)

HIGHWATER ETHANOL, LLC
Notes to Financial Statements
October 31, 2014 and 2013

The above quarterly financial data is unaudited, but in the opinion of management, all adjustments necessary for a fair presentation of the selected data for these periods presented have been included.

15. SUBSEQUENT EVENT

On November 19, 2014 the board of governors declared a cash distribution of $1,125 per membership unit to the holders of record as of the close of business on November 19, 2014, for a total distribution of $5,572,125. The distribution was paid on December 16, 2014.

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

Our management, including our Chief Executive Officer (the principal executive officer), Brian Kletscher, along with our Chief Financial Officer (the principal financial officer), Lucas Schneider, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of October 31, 2014.  Based on this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992 (“COSO”). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of October 31, 2014.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. As we are a non-accelerated filer, management's report is not subject to attestation by our registered public accounting firm pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002 that permits us to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of our 2014 fiscal year, which were identified in connection with management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference from the definitive proxy statement for our 2015 annual meeting of members to be filed with the Securities Exchange Commission within 120 days after the end of our 2014 fiscal year. This proxy statement is referred to in this report as the 2015 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from the 2015 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED MEMBER MATTERS

The information required by this Item is incorporated by reference from the 2015 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference from the 2015 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference from the 2015 Proxy Statement.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits Filed as Part of this Report and Exhibits Incorporated by Reference.

The following exhibits and financial statements are filed as part of, or are incorporated by reference into, this report:

(1)	Financial Statements

The financial statements appear beginning at page 35 of this report.

(2)	Financial Statement Schedules

All supplemental schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

(3)	Exhibits

Exhibit No.	Exhibit	Filed Herewith	Incorporated by Reference
3.1	Articles of Organization of the registrant.		Exhibit 3.1 to the registrant's registration statement on Form SB-2 (Commission File 333-137482).
3.2	Second Amended and Restated Member Control Agreement of the registrant.		Exhibit 3.2 to the registrant's registration Form 10-Q filed with the Commission on March 22, 2011.
4.1	Form of Membership Unit Certificate.		Exhibit 4.2 to the registrant's registration statement on Form SB-2 (Commission File 333-137482).
10.1	Grain Procurement Agreement and Amendment with Meadowland Farmers Co-op.		Exhibit 10.6 to the registrant's registration statement on Form SB-2 (Commission File 33-137482).
10.2	Energy Management Agreement dated June 8, 2006 between Highwater Ethanol, LLC and U.S. Energy Services, Inc.		Exhibit 10.9 to the registrant's registration statement on Form SB-2 (Commission File 33-137482).
10.3	Redwood Electric Service Agreement dated June 28, 2007.		Exhibit 99.1 to the registrant's Form 8-K filed with the Commission on July 3, 2007.
10.4	Distillers Grains Marketing Agreement with CHS, Inc. dated October 11, 2007.		Exhibit 10.4 to the registrant's Form 10-KSB filed with the Commission on January 29, 2008.
10.5	Lease Agreement dated April 1, 2008 with the City of Lamberton, MN.		Exhibit 10.2 to the registrant's Form 10-QSB filed with the Commission on June 13, 2008.
10.6	Trust Indenture dated April 1, 2008 with the City of Lamberton, MN and U.S. Bank National Association.		Exhibit 10.3 to the registrant's Form 10-QSB filed with the Commission on June 13, 2008.
10.7	Guaranty Agreement dated April 1, 2008 with U.S. Bank National Association.		Exhibit 10.4 to the registrant's Form 10-QSB filed with the Commission on June 13, 2008.
10.8	Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Financing Statement dated April 1, 2008 with U.S. Bank National Association.		Exhibit 10.6 to the registrant's Form 10-QSB filed with the Commission on June 13, 2008.
10.9	Security Agreement dated April 1, 2008 with U.S. Bank National Association.		Exhibit 10.7 to the registrant's Form 10-QSB filed with the Commission on June 13, 2008.
10.10	Intercreditor Agreement dated April 24, 2008 with First National Bank of Omaha and U.S. Bank National Association.		Exhibit 10.8 to the registrant's Form 10-QSB filed with the Commission on June 13, 2008.
10.11	Construction Loan Agreement dated April 24, 2008 with First National Bank of Omaha.		Exhibit 10.10 to the registrant's Form 10-QSB filed with the Commission on June 13, 2008.
10.12	Construction Loan Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Financing Statement dated April 24, 2008 with First National Bank of Omaha.		Exhibit 10.11 to the registrant's Form 10-QSB filed with the Commission on June 13, 2008.
10.13	Security Agreement dated April 25, 2008 with First National Bank of Omaha.		Exhibit 10.12 to the registrant's Form 10-QSB filed with the Commission on June 13, 2008.

10.14	$10,000,000 Construction Note dated April 24, 2008 with First National Bank of Omaha.	Exhibit 10.13 to the registrant's Form 10-QSB filed with the Commission on June 13, 2008.
10.15	$2,000,000 Construction Note dated April 25, 2008 with First National Bank of Omaha.	Exhibit 10.14 to the registrant's Form 10-QSB filed with the Commission on June 13, 2008.
10.16	$9,000,000 Construction Note dated April 25, 2008 with First National Bank of Omaha.	Exhibit 10.15 to the registrant's Form 10-QSB filed with the Commission on June 13, 2008.
10.17	$13,646,000 Construction Note dated April 25, 2008 with First National Bank of Omaha.	Exhibit 10.16 to the registrant's Form 10-QSB filed with the Commission on June 13, 2008.
10.18	$500,000 Construction Note dated April 25, 2008 with First National Bank of Omaha.	Exhibit 10.17 to the registrant's Form 10-QSB filed with the Commission on June 13, 2008.
10.19	$1,000,000 Construction Note dated April 25, 2008 with First National Bank of Omaha.	Exhibit 10.18 to the registrant's Form 10-QSB filed with the Commission on June 13, 2008.
10.20	$14,254,000 Construction Note dated April 25, 2008 with First National Bank of Omaha.	Exhibit 10.19 to the registrant's Form 10-QSB filed with the Commission on June 13, 2008.
10.21	Promissory Note and Continuing Letter of Credit Agreement dated April 24, 2008 with First National Bank of Omaha.	Exhibit 10.20 to the registrant's Form 10-QSB filed with the Commission on June 13, 2008.
10.22	Centerpoint Natural Gas Agreement dated June 26, 2008.	Exhibit 10.26 to the registrant's Form 10-QSB filed with the Commission on September 15, 2008.
10.23	Trinity Industries Leasing Company Railroad Car Lease Agreement dated July 1, 2009.	Exhibit 10.2 to the registrant's Form 10-Q filed with the Commission on June 15, 2009.
10.24	Interest Rate Swap Agreement dated April 25, 2008.	Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on September 21, 2009.
10.25	First Amendment to Construction Loan Agreement dated August 11, 2009.	Exhibit 10.2 to the registrant's Form 10-Q filed with the Commission on September 21, 2009.
10.26	First Amendment and Restated Revolving Promissory Note dated August 11, 2009.	Exhibit 10.3 to the registrant's Form 10-Q filed with the Commission on September 21, 2009.
10.27	First Amendment and Restated Revolving Promissory Note (1 million) dated August 11, 2009.	Exhibit 10.4 to the registrant's Form 10-Q filed with the Commission on September 21, 2009.
10.28	First Amendment and Restated Revolving Promissory Note (2646 million) dated August 11, 2009.	Exhibit 10.5 to the registrant's Form 10-Q filed with the Commission on September 21, 2009.
10.29	Fixed Rate Note between First National Bank of Omaha and Highwater Ethanol, LLC dated February 26, 2010.	Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on March 17, 2010.
10.30	Fixed Rate Note between Heritage Bank and Highwater Ethanol, LLC dated February 26, 2010.	Exhibit 10.2 to the registrant's Form 10-Q filed with the Commission on March 17, 2010.
10.31	Fixed Rate Note between United FCS and Highwater Ethanol, LLC dated February 26, 2010.	Exhibit 10.3 to the registrant's Form 10-Q filed with the Commission on March 17, 2010.
10.32	Fixed Rate Note between AgStar Financial Services, PCA and Highwater Ethanol, LLC dated February 26, 2010.	Exhibit 10.4 to the registrant's Form 10-Q filed with the Commission on March 17, 2010.
10.33	Fixed Rate Note between Deere Credit and Highwater Ethanol, LLC dated February 26, 2010.	Exhibit 10.5 to the registrant's Form 10-Q filed with the Commission on March 17, 2010.

10.34	Fixed Rate Note between First Bank & Trust and Highwater Ethanol, LLC dated February 26, 2010.	Exhibit 10.6 to the registrant's Form 10-Q filed with the Commission on March 17, 2010.
10.35	Fixed Rate Note between Granite Falls Bank and Highwater Ethanol, LLC dated February 26, 2010.	Exhibit 10.7 to the registrant's Form 10-Q filed with the Commission on March 17, 2010.
10.36	Variable Rate Note between Highwater Ethanol, LLC and First National Bank of Omaha dated February 26, 2010.	Exhibit 10.8 to the registrant's Form 10-Q filed with the Commission on March 17, 2010.
10.37	Variable Rate Note between Heritage Bank and Highwater Ethanol, LLC dated February 26, 2010.	Exhibit 10.9 to the registrant's Form 10-Q filed with the Commission on March 17, 2010.
10.38	Variable Rate Note between United FCS and Highwater Ethanol, LLC dated February 26, 2010.	Exhibit 10.10 to the registrant's Form 10-Q filed with the Commission on March 17, 2010.
10.39	Variable Rate Note between AgStar Financial Services, PCA and Highwater Ethanol, LLC dated February 26, 2010.	Exhibit 10.11 to the registrant's Form 10-Q filed with the Commission on March 17, 2010.
10.40	Variable Rate Note between Deere Credit and Highwater Ethanol, LLC dated February 26, 2010.	Exhibit 10.12 to the registrant's Form 10-Q filed with the Commission on March 17, 2010.
10.41	Variable Rate Note between First Bank & Trust and Highwater Ethanol, LLC dated February 26, 2010.	Exhibit 10.13 to the registrant's Form 10-Q filed with the Commission on March 17, 2010.
10.42	Variable Rate Note between Granite Falls Bank and Highwater Ethanol, LLC dated February 26, 2010.	Exhibit 10.14 to the registrant's Form 10-Q filed with the Commission on March 17, 2010.
10.43	Long Term Revolving Note between Highwater Ethanol, LLC and First National Bank of Omaha dated February 26, 2010.	Exhibit 10.15 to the registrant's Form 10-Q filed with the Commission on March 17, 2010.
10.44	Long Term Revolving Rate Note between Heritage Bank and Highwater Ethanol, LLC dated February 26, 2010.	Exhibit 10.16 to the registrant's Form 10-Q filed with the Commission on March 17, 2010.
10.45	Long Term Revolving Rate Note between United FCS and Highwater Ethanol, LLC dated February 26, 2010.	Exhibit 10.17 to the registrant's Form 10-Q filed with the Commission on March 17, 2010.
10.46	Long Term Revolving Rate Note between AgStar Financial Services, PCA and Highwater Ethanol, LLC dated February 26, 2010.	Exhibit 10.18 to the registrant's Form 10-Q filed with the Commission on March 17, 2010.
10.47	Long Term Revolving Rate Note between Deere Credit and Highwater Ethanol, LLC dated February 26, 2010.	Exhibit 10.19 to the registrant's Form 10-Q filed with the Commission on March 17, 2010.
10.48	Long Term Revolving Rate Note between First Bank & Trust and Highwater Ethanol, LLC dated February 26, 2010.	Exhibit 10.20 to the registrant's Form 10-Q filed with the Commission on March 17, 2010.
10.49	Long Term Revolving Rate Note between Granite Falls Bank and Highwater Ethanol, LLC dated February 26, 2010.	Exhibit 10.21 to the registrant's Form 10-Q filed with the Commission on March 17, 2010.
10.50	RPMG Ethanol Fuel Marketing Agreement dated February 1, 2011.+	Exhibit 10.50 to the registrant's Form 10-K filed with the Commission on February 3, 2011.
10.51	Third Amendment of Construction Loan Agreement dated January 28, 2011.	Exhibit 10.51 to the registrant's Form 10-K filed with the Commission on February 3, 2011.
10.52	First Amended and Restated Variable Rate Note between Highwater Ethanol, LLC and First National Bank of Omaha dated January 31, 2011.	Exhibit 10.52 to the registrant's Form 10-K filed with the Commission on February 3, 2011.

10.53	First Amended and Restated Variable Rate Note between Heritage Bank and Highwater Ethanol, LLC dated January 31, 2011.	Exhibit 10.53 to the registrant's Form 10-K filed with the Commission on February 3, 2011.
10.54	First Amended and Restated Variable Rate Note between United FCS and Highwater Ethanol, LLC dated January 31, 2011.	Exhibit 10.54 to the registrant's Form 10-K filed with the Commission on February 3, 2011.
10.55	First Amended and Restated Variable Rate Note between AgStar Financial Services, PCA and Highwater Ethanol, LLC dated January 31, 2011.	Exhibit 10.55 to the registrant's Form 10-K filed with the Commission on February 3, 2011.
10.56	First Amended and Restated Variable Rate Note between Deere Credit and Highwater Ethanol, LLC dated January 31, 2011.	Exhibit 10.56 to the registrant's Form 10-K filed with the Commission on February 3, 2011.
10.57	First Amended and Restated Variable Rate Note between First Bank & Trust and Highwater Ethanol, LLC dated January 31, 2011.	Exhibit 10.57 to the registrant's Form 10-K filed with the Commission on February 3, 2011.
10.58	First Amended and Restated Variable Rate Note between Granite Falls Bank and Highwater Ethanol, LLC dated January 31, 2011.	Exhibit 10.58 to the registrant's Form 10-K filed with the Commission on February 3, 2011.
10.59	First Amended and Restated Long Term Revolving Note between Highwater Ethanol, LLC and First National Bank of Omaha dated January 31, 2011.	Exhibit 10.59 to the registrant's Form 10-K filed with the Commission on February 3, 2011.
10.60	First Amended and Restated Long Term Revolving Rate Note between Heritage Bank and Highwater Ethanol, LLC dated January 31, 2011.	Exhibit 10.60 to the registrant's Form 10-K filed with the Commission on February 3, 2011.
10.61	First Amended and Restated Long Term Revolving Rate Note between United FCS and Highwater Ethanol, LLC dated January 31, 2011.	Exhibit 10.61 to the registrant's Form 10-K filed with the Commission on February 3, 2011.
10.62	First Amended and Restated Long Term Revolving Rate Note between AgStar Financial Services, PCA and Highwater Ethanol, LLC dated January 31, 2011.	Exhibit 10.62 to the registrant's Form 10-K filed with the Commission on February 3, 2011.
10.63	First Amended and Restated Long Term Revolving Rate Note between Deere Credit and Highwater Ethanol, LLC dated January 31, 2011.	Exhibit 10.63 to the registrant's Form 10-K filed with the Commission on February 3, 2011.
10.64	First Amended and Restated Long Term Revolving Rate Note between First Bank & Trust and Highwater Ethanol, LLC dated January 31, 2011.	Exhibit 10.64 to the registrant's Form 10-K filed with the Commission on February 3, 2011.
10.65	First Amended and Restated Long Term Revolving Rate Note between Granite Falls Bank and Highwater Ethanol, LLC dated January 31, 2011.	Exhibit 10.65 to the registrant's Form 10-K filed with the Commission on February 3, 2011.
10.66	Fourth Amendment of Construction Loan Agreement between First National Bank of Omaha and Highwater Ethanol, LLC dated February 26, 2011.	Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on March 22, 2011.
10.67	Amended and Restated Revolving Promissory Note with Deere Credit, Inc. dated February 26, 2011.	Exhibit 10.2 to the registrant's Form 10-Q filed with the Commission on March 22, 2011.

10.68	Third Amended and Restated Revolving Promissory Note with First National Bank of Omaha dated February 26, 2011.	Exhibit 10.3 to the registrant's Form 10-Q filed with the Commission on March 22, 2011.
10.69	Third Amended and Restated Revolving Promissory Note with First Bank & Trust dated February 26, 2011.	Exhibit 10.4 to the registrant's Form 10-Q filed with the Commission on March 22, 2011.
10.70	Fifth Amendment of Construction Loan Agreement between First National Bank of Omaha and Highwater Ethanol, LLC dated August 26, 2011.	Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on September 12, 2011.
10.71	Fourth Amended and Restated Revolving Promissory Note between First National Bank of Omaha and Highwater Ethanol, LLC dated August 26, 2011.	Exhibit 10.2 to the registrant's Form 10-Q filed with the Commission on September 12, 2011.
10.72	Fourth Amended and Restated Revolving Promissory note between First National Bank of Omaha and Highwater Ethanol, LLC dated August 26, 2011.	Exhibit 10.3 to the registrant's Form 10-Q filed with the Commission on September 12, 2011.
10.73	Fifth Amended and Restated Revolving Promissory Note between First National Bank of Omaha and Highwater Ethanol, LLC dated April 1, 2012.	Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on June 12, 2012.
10.74	Fifth Amended and Restated Revolving Promissory Note between First National Bank of Omaha and Highwater Ethanol, LLC dated April 1, 2012.	Exhibit 10.2 to the registrant's Form 10-Q filed with the Commission on June 12, 2012.
10.75	Sixth Amendment of Construction Loan Agreement between First National Bank of Omaha and Highwater Ethanol, LLC dated April 1, 2012.	Exhibit 10.3 to the registrant's Form 10-Q filed with the Commission on June 12, 2012.
10.76	Amended and Restated Ethanol Marketing Agreement between RPMG, Inc. and Highwater Ethanol, LLC dated August 27, 2012. +	Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on September 14, 2012.
10.77	Seventh Amendment of Construction Loan Agreement between First National Bank of Omaha and Highwater Ethanol, LLC dated January 25, 2013	Exhibit 10.77 to the registrant's Form 10-K filed with the Commission on January 29, 2013.
10.78	Eighth Amendment of Construction Loan Agreement dated March 29, 2013.	Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on June 10, 2013.
10.79	2014 Bonus Plan for CEO and CFO	Exhibit 10.85 to the registrant's Form 10-K filed with the Commission on January 16, 2014
10.80	Employment Agreement between Highwater Ethanol, LLC and Brian Kletscher dated February 26, 2014.	Exhibit 99.2 to the registrant's Form 8-K filed with the Commission on February 28, 2014
10.81	Employment Agreement between Highwater Ethanol, LLC and Lucas Schneider dated February 26, 2014.	Exhibit 99.1 to the registrant's Form 8-K filed with the Commission on February 28, 2014
10.82	Amendment No. 1 to Distiller's Grain Marketing Agreement between Highwater Ethanol, LLC and CHS, Inc. dated February 13, 2014.	Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on March 17, 2014
10.83	Credit Agreement between Highwater Ethanol, LLC and AgStar Financial Services, PCA dated February 27, 2014.	Exhibit 10.2 to the registrant's Form 10-Q filed with the Commission on March 17, 2014

10.84	Revolving Line of Credit Note between Highwater Ethanol, LLC and AgStar Financial Services, PCA dated February 27, 2014.	Exhibit 10.3 to the registrant's Form 10-Q filed with the Commission on March 17, 2014
10.85	Revolving Line of Credit Note between Highwater Ethanol, LLC and United Farm Credit Services, PCA dated February 27, 2014.	Exhibit 10.3 to the registrant's Form 10-Q filed with the Commission on March 17, 2014
10.86	Revolving Line of Credit Note between Highwater Ethanol, LLC and Badgerland Financial, ACA dated February 27, 2014.	Exhibit 10.4 to the registrant's Form 10-Q filed with the Commission on March 17, 2014
10.87	Term Note between Highwater Ethanol, LLC and AgStar Financial Services, PCA dated February 27, 2014.	Exhibit 10.5 to the registrant's Form 10-Q filed with the Commission on March 17, 2014
10.88	Term Note between Highwater Ethanol, LLC and United Farm Credit Services, PCA dated February 27, 2014.	Exhibit 10.6 to the registrant's Form 10-Q filed with the Commission on March 17, 2014
10.89	Term Note between Highwater Ethanol, LLC and Badgerland Financial, ACA dated February 27, 2014.	Exhibit 10.7 to the registrant's Form 10-Q filed with the Commission on March 17, 2014
10.90	Term Revolving Note between Highwater Ethanol, LLC and AgStar Financial Services, PCA dated February 27, 2014.	Exhibit 10.8 to the registrant's Form 10-Q filed with the Commission on March 17, 2014
10.91	Term Revolving Note between Highwater Ethanol, LLC and United Farm Credit Services, PCA dated February 27, 2014.	Exhibit 10.9 to the registrant's Form 10-Q filed with the Commission on March 17, 2014
10.92	Term Revolving Note between Highwater Ethanol, LLC and Badgerland Financial, ACA dated February 27, 2014.	Exhibit 10.10 to the registrant's Form 10-Q filed with the Commission on March 17, 2014
10.93	Security Agreement between Highwater Ethanol, LLC and AgStar Financial Services, PCA dated February 27, 2014.	Exhibit 10.11 to the registrant's Form 10-Q filed with the Commission on March 17, 2014
10.94	Mortgage, Security Agreement, Assignment and Leases and Rents and Fixture Financing Statement between Highwater Ethanol, LLC and AgStar Financial Services, PCA dated February 27, 2014.	Exhibit 10.12 to the registrant's Form 10-Q filed with the Commission on March 17, 2014
10.95	Irrevocable Standby Letter of Credit No. 101 between Highwater Ethanol, LLC and AgStar Financial Services, PCA dated February 27, 2014.	Exhibit 10.13 to the registrant's Form 10-Q filed with the Commission on March 17, 2014
10.96	Easement for Construction and Process Demonstration Agreement between Butamax Advanced Biofuels LLC and Highwater Ethanol, LLC dated September 26, 2013.+	Exhibit 10.79 to the registrant's Form 10-K/A filed with the Commission on May 22, 2014
10.97	Equipment Lease Agreement between Butamax Advanced Biofuels LLC and Highwater Ethanol, LLC dated September 26, 2013.+	Exhibit 10.80 to the registrant's Form 10-K/A filed with the Commission on May 22, 2014
10.98	Technology Demonstration Risk Reduction Agreement between Butamax Advanced Biofuels LLC and Highwater Ethanol, LLC dated September 26, 2013.+	Exhibit 10.81 to the registrant's Form 10-K/A filed with the Commission on May 22, 2014
10.99	Security Agreement between Butamax Advanced Biofuels LLC and Highwater Ethanol, LLC dated September 26, 2013.+	Exhibit 10.82 to the registrant's Form 10-K/A filed with the Commission on May 22, 2014
10.100	Technology License Agreement between Butamax Advanced Biofuels LLC and Highwater Ethanol, LLC dated September 26, 2013.+	Exhibit 10.83 to the registrant's Form 10-K/A filed with the Commission on May 22, 2014

10.101	Distillers Crude Corn Oil Marketing Agreement between CHS Inc. and Highwater Ethanol, LLC dated November 4, 2013.+		Exhibit 10.84 to the registrant's Form 10-K/A filed with the Commission on May 22, 2014
10.102	Amended and Restated Credit Agreement dated September 22, 2014	X
10.103	Amended and Restated Revolving Line of Credit AgStar dated September 22, 2014	X
10.104	Amended and Restated Revolving Line of Credit Badgerland dated September 22, 2014	X
10.105	Amended and Restated Revolving Line of Credit United FCS dated September 22, 2014	X
10.106	Amended and Restated Term Note Badgerland dated September 22, 2014	X
10.107	Amended and Restated Term Note United FCS dated September 22, 2014	X
10.108	Amended and Restated Term Note AgStar dated September 22, 2014	X
10.109	Amended and Restated Term Revolving Note AgStar dated September 22, 2014	X
10.110	Amended and Restated Term Revolving Note Badgerland dated September 22, 2014	X
10.111	Amended and Restated Term Revolving Note United FCS dated September 22, 2014	X
10.112	Amended and Restated Mortgage dated September 22, 2014	X
14.1	Code of Ethics of Highwater Ethanol, LLC adopted on June 26, 2008.		Exhibit 14.1 to the registrant's Form 10-K filed with the Commission on January 29, 2013.
31.1	Certificate Pursuant to 17 CFR 240.13a-14(a)	X
31.2	Certificate Pursuant to 17 CFR 240.13a-14(a)	X
32.1	Certificate Pursuant to 18 U.S.C. Section 1350	X
32.2	Certificate Pursuant to 18 U.S.C. Section 1350	X
101
The following financial information from Highwater Ethanol, LLC's Annual Report on Form 10-K for the fiscal year ended October 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets as of October 31, 2014 and October 31, 2013, (ii) Statements of Operations for the fiscal years ended October 31, 2014, 2013 and 2012, (iii) Statement of Changes in Members' Equity and Comprehensive Income (Loss); (iv) Statements of Cash Flows for the fiscal years ended October 31, 2014, 2013 and 2012, and (v) the Notes to Financial Statements.**

(+)     Confidential Treatment Requested.
(X)    Filed herewith
**     Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HIGHWATER ETHANOL, LLC

Date:	January 28, 2015	/s/ Brian Kletscher
Brian Kletscher
Chief Executive Officer
(Principal Executive Officer)

Date:	January 28, 2015	/s/ Lucas Schneider
Lucas Schneider
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	January 28, 2015	/s/ David Moldan
David Moldan, Chairman and Governor

Date:	January 28, 2015	/s/ Timothy VanDerWal
Timothy VanDerWal, Vice Chairman and Governor

Date:	January 28, 2015	/s/ Warren Pankonin
Warren Pankonin, Secretary and Governor

Date:	January 28, 2015	/s/ Luke Spalj
Luke Spalj, Treasurer and Governor

Date:	January 28, 2015	/s/ Russell Derickson
Russell Derickson, Governor

Date:	January 28, 2015	/s/ William Garth
William Garth, Governor

Date:	January 28, 2015	/s/ George Goblish
George Goblish, Governor

Date:	January 28, 2015	/s/ Ronald Jorgenson
Ronald Jorgenson, Governor

Date:	January 28, 2015	/s/ Michael Landuyt
Michael Landuyt, Governor