Form 10-Q
period 2015-01-31
HIGHWATER ETHANOL LLC
filed 2015-03-10
CIK 1371451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended January 31, 2015

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
☐ Yes     ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  As of March 10, 2015 there were 4,953 membership units outstanding.

PART I    FINANCIAL INFORMATION

Item 1. Financial Statements

HIGHWATER ETHANOL, LLC
Condensed Unaudited Balance Sheets

ASSETS	January 31, 2015	October 31, 2014

Current Assets
Cash and cash equivalents	$13,519,436	$15,511,589
Derivative instruments	205,463	257,934
Accounts receivable	2,947,876	4,382,371
Inventories	5,058,740	4,295,191
Prepaids and other	84,548	55,650
Total current assets	21,816,063	24,502,735

Property and Equipment
Land and land improvements	6,881,124	6,881,124
Buildings	38,499,551	38,489,826
Office equipment	589,727	589,727
Plant and process equipment	64,118,390	64,015,750
Vehicles	52,994	52,994
Construction in progress	705,301	317,477
	110,847,087	110,346,898
Less accumulated depreciation	(34,562,394)	(32,862,880)
Net property and equipment	76,284,693	77,484,018

Other Assets
Investments	2,080,862	2,403,452
Debt issuance costs, net	215,210	231,347
Deposits	191,457	191,457
Total other assets	2,487,529	2,826,256

Total Assets	$100,588,285	$104,813,009

LIABILITIES AND MEMBERS' EQUITY	January 31, 2015	October 31, 2014

Current Liabilities
Accounts payable	$1,837,611	$1,897,610
Accrued expenses	782,046	1,034,907
Customer deposits	434,386	—
Current maturities of long-term debt	4,306,422	4,298,766
Total current liabilities	7,360,465	7,231,283

Long-Term Debt	23,155,152	24,315,010

Commitments and Contingencies

Members' Equity
Members' equity, 4,953 units outstanding	70,072,668	73,266,716

Total Liabilities and Members’ Equity	$100,588,285	$104,813,009

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Condensed Unaudited Statements of Operations

	Three Months Ended
	January 31, 2015	January 31, 2014

Revenues	$30,081,371	$38,587,712

Cost of Goods Sold	26,815,886	29,387,379

Gross Profit	3,265,485	9,200,333

Operating Expenses	653,334	648,843

Operating Profit	2,612,151	8,551,490

Other Income (Expense)
Interest income	4,222	7,257
Other income	8,295	2,368
Interest expense	(271,401)	(911,062)
Gain on interest rate swap	—	182,429
Income (loss) from equity method investments	24,810	(78,940)
Total other expense, net	(234,074)	(797,948)

Net Income	$2,378,077	$7,753,542

Weighted Average Units Outstanding	4,953	4,953
Net Income Per Unit	$480.13	$1,565.42
Distributions Per Unit	$1,125	$—

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Condensed Unaudited Statements of Comprehensive Income

	Three Months Ended
	January 31, 2015	January 31, 2014

Net Income	$2,378,077	$7,753,542
Other Comprehensive Income
Unrealized loss on restricted marketable securities	—	(1,480)
Comprehensive Income	$2,378,077	$7,752,062

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Condensed Unaudited Statements of Cash Flows

	Three Months Ended
	January 31, 2015	January 31, 2014

Cash Flows from Operating Activities
Net income	$2,378,077	$7,753,542
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,715,652	1,644,609
(Income) loss from equity method investments	(24,810)	78,940
Change in assets and liabilities
Restricted marketable securities	—	33,692
Deposits with broker	—	273,020
Accounts receivable	1,434,495	81,537
Inventories	(763,549)	(1,136,921)
Derivative instruments	52,471	(261,189)
Prepaids and other	(28,898)	39,029
Customer deposits	434,385	645,839
Accounts payable	(100,683)	338,427
Accrued expenses	(252,861)	365,874
Net cash provided by operating activities	4,844,279	9,856,399

Cash Flows from Investing Activities
Capital expenditures	(459,505)	(181,317)
Dividends received from (investment in) equity method investment	347,400	(77,000)
Net cash used in investing activities	(112,105)	(258,317)

Cash Flows from Financing Activities
Payments on long-term debt	(1,152,202)	(2,756,629)
Member distributions	(5,572,125)	—
Net cash used in financing activities	(6,724,327)	(2,756,629)

Net Increase (Decrease) in Cash and Cash Equivalents	(1,992,153)	6,841,453

Cash and Cash equivalents – Beginning of Period	15,511,589	7,869,188

Cash and Cash equivalents – End of Period	$13,519,436	$14,710,641

Supplemental Cash Flow Information
Cash paid for interest expense	$246,358	$842,633

Supplemental Disclosure of Noncash Financing and Investing Activities
Unrealized loss on restricted marketable securities	$—	$(1,480)
Capital expenditures included in accounts payable	$40,684	$80,883

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
January 31, 2015

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations.  The accompanying balance sheet and related notes as of October 31, 2014 are derived from the audited financial statements as of that date. These condensed financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company’s audited financial statements for the year ended October 31, 2014, contained in the Company’s Form 10-K.

In the opinion of management, the interim condensed financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for fair presentation of the Company's financial position as of January 31, 2015 and the results of operations and cash flows for all periods presented.

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
January 31, 2015

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

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts receivable, and accounts payable, and other working capital items approximate fair value at January 31, 2015 due to the short maturity nature of these instruments.

The Company believes the carrying value of the derivative instruments approximates fair value based on quoted market prices or widely accepted valuation techniques including discounted cash flow analysis which includes observable market-based inputs.

The Company believes the carrying amount of the long-term debt approximates the fair value due to a significant portion of total indebtedness containing variable interest rates and that this rate is a market interest rate for these borrowings.

Equity Method Investments

The Company has an investment interest in an unlisted company, Renewable Products Marketing Group, LLC (RPMG), who markets the Company’s ethanol. This investment is a flow-through entity and is being accounted for by the equity method of accounting under which the Company’s share of net income is recognized as income in the Company’s income statement and added to the investment account. Distributions or dividends received from the investment are treated as a reduction of the investment account. The Company has a 7% interest in RPMG. The Company consistently follows the practice of recognizing the net income based on the most recent reliable data. Therefore, the net income which is reported in the Company's income statement for the quarter ended January 31, 2015 is based on the investee’s results of operations for the three month period ended December 31, 2014.

The Company is one of eight member owner-investors in Lawrenceville Tank, LLC. The Company has a 7% ownership in Lawrenceville Tank, LLC which owns and operates a trans load/tank facility in Atlanta, Georgia area. This provides another area of opportunity for the Company’s ethanol production to be marketed by RPMG.

Railcar Damages Accrual

In accordance with the Company's railcar lease agreements, the Company is required to pay for damages considered to be in excess of normal wear and tear at the termination of the lease. The Company accrues the estimated cost for railcar damages over the term of the lease.

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

HIGHWATER ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
January 31, 2015

3. FAIR VALUE MEASUREMENTS

The following table provides information on those assets (liabilities) measured at fair value on a recurring basis.

	Fair Value as of	Fair Value Measurement Using
	January 31, 2015	Level 1	Level 2	Level 3
Derivative instruments - commodities	$(400,375)	$(400,375)	$—	$—

	Fair Value as of	Fair Value Measurement Using
	October 31, 2014	Level 1	Level 2	Level 3
Derivative instruments - commodities	$(339,011)	$(339,011)	$—	$—

The Company determines the fair values of commodities by obtaining the fair value measurements from an independent pricing service based on dealer quotes and live trading levels from the Chicago Board of Trade.

4. INVENTORIES

Inventories consisted of the following at:

	January 31, 2015	October 31, 2014

Raw materials	$1,923,313	$1,653,015
Spare parts and supplies	1,762,895	1,603,984
Work in process	705,205	710,583
Finished goods	667,327	327,609
Total	$5,058,740	$4,295,191

5. DERIVATIVE INSTRUMENTS

As of January 31, 2015, the Company had entered into corn derivative instruments, which are required to be recorded as either assets or liabilities at fair value in the balance sheet. The Company uses these instruments to manage risks from changes in market rates and prices. They are not used for speculative purposes. Derivatives qualify for treatment as hedges when there is a high correlation between the change in fair value of the derivative instrument and the related change in value of the underlying hedged item. The Company may designate the hedging instruments based upon the exposure being hedged as a fair value hedge, a cash flow hedge or a hedge against foreign currency exposure. The derivative instruments outstanding at January 31, 2015 are not designated as effective hedges for accounting purposes.

Commodity Contracts

As of January 31, 2015, the Company has open positions for 800,000 bushels of corn. Management expects all open positions outstanding as of January 31, 2015 to be realized within the next twelve months.

The following tables provide details regarding the Company's derivative instruments at January 31, 2015 and October 31, 2014:

HIGHWATER ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
January 31, 2015

Instrument	Balance Sheet location	January 31, 2015	October 31, 2014

Corn, natural gas and ethanol contracts
In gain position		$438	$—
In loss position		(400,813)	(339,011)
Deposits with broker		605,838	596,945
	Current assets	$205,463	$257,934

The following table provide details regarding the gains (losses) from the Company's derivative instruments in the statements of operations, none of which are designated as hedging instruments:

	Statement of	Three Months Ended January 31,
	Operations location	2015	2014
Interest rate swap	Other income (expense)	$—	$182,429
Ethanol contracts	Revenues	(34,952)	39,106
Corn contracts	Cost of goods sold	171,302	390,483
Natural gas contracts	Cost of goods sold	(41,783)	(109,054)

6. DEBT FINANCING

Long-term debt consists of the following at:

	January 31, 2015	October 31, 2014
Variable Rate Term Loan (AgStar)	$25,544,998	$26,509,288

Capital lease, see terms below	1,916,576	2,104,488

Total	27,461,574	28,613,776

Less amounts due within one year	4,306,422	4,298,766

Net long-term debt	$23,155,152	$24,315,010

Bank Financing

On September 22, 2014, the Company entered into an Amended and Restated Credit Agreement with Ag Star Financial Services, PCA ("AgStar") which amended the Credit Agreement originally dated February 27, 2014. The Amended and Restated Credit provides for a $27,000,000 Term Loan, a $5,000,000 Term Revolving Loan and a $5,000,000 Revolving Line of Credit subject to terms described in the Amended and Restated Credit Agreement and summarized below. The Company pays an annual facility fee of $10,000 to AgStar. Effective February 26, 2015, the Company entered into a First Amendment to Amended and Restated Credit Agreement with Ag Star extending the maturity date on its Revolving Line of Credit until March 1, 2016.

Term Loan

The Term Loan is for $27,000,000 with a variable interest rate that is the greater of the 30-day LIBOR rate plus 325 basis points with no minimum interest rate. Monthly principal payments are due on the Term Loan of approximately $321,000 plus accrued interest. Payments are based upon a seven year amortization and the Term Loan is fully amortized. The outstanding balance on this note was $25,544,998 at January 31, 2015. The Company may convert the Term Loan to a fixed rate loan, subject to certain conditions as described in the Amended and Restated Credit Agreement and with the consent of AgStar.

HIGHWATER ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
January 31, 2015

Term Revolving Loan

The Term Revolving Loan is for up to $5,000,000 with a variable interest rate that is the 30-day LIBOR rate plus 325 basis points with no minimum interest rate. The Term Revolving Loan may be advanced, repaid and re-borrowed during the term. Monthly interest payments are due on the Term Revolving Loan. Payment of all amounts outstanding is due on September 22, 2021. The outstanding balance was $0 at January 31, 2015 and October 31, 2014. As of January 31, 2015, the Company has $2,000,000 in letters of credit outstanding which reduce the amount available under the Term Revolving Loan. The Company pays interest at a rate of 1.5% on amounts outstanding for the letters of credit.

Revolving Line of Credit

The Company has a Revolving Line of Credit available equal to the amount of the Borrowing Base, with a maximum limit of $5,000,000. The Borrowing Base will vary and may at times be less than $5,000,000. Effective February 26, 2015, the Company extended the expiration date on the Revolving Line of Credit to March 1, 2016. The Revolving Line of Credit accrues interest at the 30-day LIBOR rate plus 325 basis points with no minimum interest rate. Monthly interest payments are due on the Revolving Line of Credit. The outstanding balance was $0 at January 31, 2015 and October 31, 2014.

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

Capital Lease

The Company entered into a series of related definitive agreements, dated September 26, 2013, with Butamax which include an Easement for Construction and Process Demonstration Agreement, an Equipment Lease Agreement, a Technology License Agreement, a Technology Demonstration Risk Reduction Agreement and a Security Agreement (collectively, the "Agreements") pursuant to which Butamax has agreed to construct, install and lease its corn oil separation system and license to the Company its proprietary, patent-protected corn oil separation technology.  Pursuant to the Agreements, the Company agreed to give Butamax access to the plant in order to construct, install, operate, test and commercially validate a corn oil separation system. Butamax retains ownership of the corn oil separation system and technology but agrees to lease it to the Company for a term of 120 months subject to Butamax's right to remove the system if the Company is in breach of the Agreements. The term of the lease may also be extended or terminated pursuant to the terms of the Agreements. The Company is responsible for repairs and maintenance of the system and bear the risk of loss. In return, the Company agrees to payment of certain license fees which are subject to being reduced under the terms of the Agreements if the corn oil separation system does not meet certain performance goals.  The Agreements provide that the corn oil separation system shall be conveyed to the Company at the end of the term so long as the Company is not in breach of the Agreements. The Company granted a security interest to Butamax in the corn oil

HIGHWATER ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
January 31, 2015

separation system to secure its obligations under the Agreements.  Pursuant to the Agreements, the Company agreed, subject to certain obligations of confidentiality, to provide Butamax with Company information on a monthly basis including business and financial information and have granted Butamax the option to have a representative present in board and committee meetings as an observer.  The Company also agreed to give Butamax notice in the event of an issuance or sale of membership interests or convertible debt instruments.  The Company recorded this as a capital lease in April 2014, and the balance as of January 31, 2015 was $1,916,576.

The estimated maturities of the long-term debt at January 31, 2015 are as follows:

2015	$4,306,422
2016	4,659,252
2017	4,200,952
2018	3,857,160
2019	3,857,160
2020 and thereafter	6,580,628
Long-term debt	$27,461,574

7. COMMITMENTS AND CONTINGENCIES

Regulatory Agencies

The Company is subject to oversight from regulatory agencies regarding environmental concerns which arise in the ordinary course of its business.

Forward Contracts

At January 31, 2015, the Company also has approximately 1,064,300 MMBTU of forward fixed price natural gas purchase contracts for various delivery periods through March 2016. The Company also has approximately 1,220,600 gallons of forward fixed price denaturant purchase contracts for various delivery periods through December 2015. In addition, the Company has forward dried distiller grains sales contracts of approximately 30,000 tons at various fixed prices for various delivery periods through October 2015.

8. SUBSEQUENT EVENTS

Effective February 26, 2015, the Company entered into a First Amendment to Amended and Restated Credit Agreement with Ag Star extending the maturity date on its Revolving Line of Credit until March 1, 2016. In addition, AgStar consented to the Company exceeding the $2,000,000 limit on capital expenditures for expenses related to the construction of new grain storage facilities and a water pipeline.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three month period ended January 31, 2015, compared to the same period of the prior fiscal year. This discussion should be read in conjunction with the condensed financial statements and notes and the information contained in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2014.

Forward-Looking Statements

This report contains forward-looking statements that involve future events, our future performance and our expected future operations and actions.  In some cases you can identify forward-looking statements by the use of words such as “will,” “may,” “should,” “anticipate,” “believe,” “expect,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties. Many factors could cause actual results to differ materially from those projected in forward-looking statements. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include, but are not limited to:

•	Changes in the availability and price of corn and natural gas;
•	Reduction or elimination of the Renewable Fuel Standard;
•	Volatile commodity and financial markets;
•	Changes in legislation benefiting renewable fuels;
•	Our ability to comply with the financial covenants contained in our credit agreements with our lenders;
•	Our ability to profitably operate the ethanol plant and maintain a positive spread between the selling price of our products and our raw material costs;
•	Results of our hedging activities and other risk management strategies;
•	Ethanol and distillers grains supply exceeding demand and corresponding price reductions;
•	Our ability to generate cash flow to invest in our business and service our debt;
•	Changes in the environmental regulations that apply to our plant operations and changes in our ability to comply with such regulations;
•	Changes in our business strategy, capital improvements or development plans;
•	Changes in plant production capacity or technical difficulties in operating the plant;
•	Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries;
•	Lack of transportation, storage and blending infrastructure preventing ethanol from reaching high demand markets;
•	Changes in federal and/or state laws or policies impacting the ethanol industry;
•	Changes and advances in ethanol production technology and the development of alternative fuels and energy sources and advanced biofuels;
•	Competition from alternative fuel additives;
•	Changes in interest rates and lending conditions;
•	Decreases in the price we receive for our ethanol and distillers grains;
•	Our inability to secure credit or obtain additional equity financing we may require in the future;
•	Our ability to retain key employees and maintain labor relations; and
•	Changes in the price of oil and gasoline.

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

Our operating results are largely driven by the prices at which we sell our ethanol and distillers grains as well as the costs related to production. The price of ethanol has historically fluctuated with the price of corn. The price of distillers grains has also historically been influenced by the price of corn as a substitute livestock feed. We expect these price relationships to continue for the foreseeable future, although recent volatility in the commodities markets makes historical pricing relationships less reliable. Our largest costs of production are corn, natural gas, depreciation and manufacturing chemicals. The cost of corn is largely impacted by geopolitical supply and demand factors and the outcome of our risk management strategies. Prices for natural gas, manufacturing chemicals and denaturant are tied directly to the overall energy sector, crude oil and unleaded gasoline. We market and sell our products primarily in the continental United States using third party marketers. RPMG, Inc. markets our ethanol. CHS, Inc. markets our dried distillers grains and corn oil. Meadowland Farmers Co-op supplies our corn.
On November 19, 2014, the board of governors declared a cash distribution of $1,125 per membership unit to the holders of units of record at the close of business on November 19, 2014, for a total distribution of $5,572,125. We paid the distribution on December 16, 2014.

Effective February 26, 2015, we entered into a First Amendment to Amended and Restated Credit Agreement with Ag Star extending the maturity date on our Revolving Line of Credit until March 1, 2016. In addition, AgStar consented to our exceeding our $2,000,000 limit on capital expenditures for expenses related to the construction of new grain storage facilities and a water pipeline.

We expect to fund our operations during the next 12 months using cash flow from our continuing operations and our current credit facilities. However, should we experience unfavorable operating conditions in the ethanol industry that prevent us from profitably operating the ethanol plant, we may need to seek additional funding.

Results of Operations for the Three Months Ended January 31, 2015 and 2014

The following table shows the results of our operations and the approximate percentage of revenues, costs of goods sold, operating expenses and other items to total revenues in our unaudited statements of operations for the three months ended January 31, 2015 and 2014:

	2015		2014
Statement of Operations Data	Amount (unaudited)%		Amount (unaudited)%

Revenue	$30,081,371	100.00%	$38,587,712	100.00%
Cost of Goods Sold	26,815,886	89.14%	29,387,379	76.16%
Gross Profit	3,265,485	10.86%	9,200,333	23.84%
Operating Expenses	653,334	2.17%	648,843	1.68%
Operating Profit	2,612,151	8.69%	8,551,490	22.16%
Other Expense	(234,074)	(0.78)%	(797,948)	(2.07)%
Net Income	$2,378,077	7.91%	$7,753,542	20.09%

The following table shows the sources of our revenue for the three months ended January 31, 2015 and 2014.

	2015		2014
Revenue Sources	Amount (Unaudited)%		Amount (Unaudited)%

Ethanol Sales	$24,706,519	82.13%	$30,868,746	80.00%
Modified Distillers Grains Sales	559,931	1.86%	1,303,595	3.38%
Dried Distillers Grains Sales	4,079,957	13.56%	6,415,371	16.62%
Corn Oil Sales	734,964	2.45%	—	—%
Total Revenues	$30,081,371	100.00%	$38,587,712	100.00%

Revenue
Ethanol
Our total revenues were lower for the three months ended January 31, 2015 compared to the three months ended January 31, 2014. Revenue from ethanol sales decreased by approximately 20.0% during the three months ended January 31, 2015 compared to the three months ended January 31, 2014 due to lower ethanol prices. The average ethanol sales price per gallon we received for the three months ended January 31, 2015 was approximately 19.9% lower than the average price we received for the three months ended January 31, 2014. The gallons of ethanol we sold during the three months ended January 31, 2015 increased by approximately 0.1% as compared to the number of gallons of ethanol we sold for the three months ended January 31, 2014.
Management attributes the decrease in the average price we received for our ethanol for the three months ended January 31, 2015, compared to the three months ended January 31, 2014 , to lower corn and gasoline prices in the three months ended January 31, 2015, compared to the three months ended January 31, 2014, along with uncertainty regarding the ethanol use requirement in the RFS.

Management is optimistic that ethanol prices will stabilize somewhat during our second fiscal quarter due in part to the rise of gasoline prices since the end of our first fiscal quarter and expected increases in ethanol exports. However, ethanol prices will likely continue to generally be directionally consistent with changes in corn prices and could face downward pressure if ethanol imports increase or if domestic demand decreases. In addition, ethanol prices could be negatively impacted if the use requirements mandated by the RFS are significantly reduced or eliminated or if gasoline and oil prices remain lower which could also result in decreased demand due to a decline in discretionary blending and a weakening in the export market.

In the ordinary course of business, we enter into forward contracts for our commodity purchases and sales. However, at January 31, 2015, we have no forward ethanol sales contracts. We had losses related to ethanol based derivative instruments of approximately $35,000 for the three months ended January 31, 2015. We had gains related to ethanol based derivative instruments of approximately $39,000 for the three months ended January 31, 2014.

Distillers Grains

Revenue from distillers grains decreased by approximately 39.9% during the three months ended January 31, 2015, compared to the three months ended January 31, 2014. This is primarily a result of the lower distillers grains prices we received and a decrease in the number of tons of dried and modified distillers grains sold during the three months ended January 31, 2015, compared to the three months ended January 31, 2014. For the three months ended January 31, 2015, the average price per ton that we received for our modified distillers grains was approximately 39.4% lower than during the three months ended January 31, 2014. For the three months ended January 31, 2015, the average price per ton that we received for our dried distillers grains was approximately 34.4% lower than the average price we received during the three months ended January 31, 2014. The tons of dried distillers grains we sold during the three months ended January 31, 2015, decreased by approximately 1.0% as compared to the tons of dried distillers grains we sold for the three months ended January 31, 2014. The tons of modified distillers grains we sold during the three months ended January 31, 2015, decreased by approximately 29.1% as compared to the three months ended January 31, 2014.

Distillers grains prices typically change in proportion to corn price and availability. Management attributes the decrease in the average price we received for dried distillers grains and modified distillers grains in part to lower corn prices we experienced during the three months ended January 31, 2015, as compared to the three months ended January 31, 2014, and increased corn supplies. However, although distillers grains prices for the three months ended January 31, 2015 are lower as compared to the three months ended January 31, 2014, distillers grains prices have trended up during our first fiscal quarter in response to an increase in domestic and export demand. Export demand decreased during the second half of our 2014 fiscal year in response to China, the largest buyer of distillers grains in the world, halting the import of U.S. distillers grains due to the presence of a genetically modified trait not approved by China for import. However, in December 2014, China began again accepting shipments of U.S. distillers grains which helped to stabilize the export market and had a positive effect on the domestic price of distillers grains.

Management anticipates that distillers grains prices will continue to follow corn prices and change in relation to the availability of corn throughout our fiscal year. In addition, higher inclusion rates of distillers grains in livestock rations could boost demand and have a positive effect on distillers grains prices. However, if China were to reinstate the ban or and place additional restrictions on imports of U.S. distillers grains, export demand of distillers grains may be significantly reduced which would negatively affect the price of distillers grains in the U.S.

The tons of modified distillers grains sold declined significantly during the three months ended January 31, 2015 as compared to the three months ended January 31, 2014, due to an increase in the availability of corn locally which reduced the demand for our product in our area. In addition, the amount of distillers grains we produced overall decreased as we were producing corn oil during the three months ended January 31, 2015, which reduces the amount of distillers grains we are able to produce at our plant. We had not yet begun producing corn oil during the three months ended January 31, 2014. Management anticipates that the amount of distillers grains produced will remain relatively consistent in the future.

At January 31, 2015, we have approximately 30,000 tons of forward dried distiller grains sales contracts at various fixed prices for various delivery periods through October 2015.

Corn Oil

In April 2014, we completed installation of our corn oil extraction equipment and began producing corn oil at our plant. Management anticipates that our corn oil production will be comparable in the future to our production for the three months ended January 31, 2015. However, we are still working to gain the best efficiency from the corn oil equipment which could positively affect corn oil production.

Since biodiesel production is a major source of corn oil demand, lower biodiesel demand has impacted corn oil prices. The biodiesel industry has been impacted by recent legislative changes, including the expiration of the biodiesel blenders' tax credit and uncertainty regarding the biodiesel use requirements for 2014 and 2015 under the RFS. The EPA has proposed reducing the renewable fuels requirements under the RFS for 2014 in a manner that would negatively impact demand for biodiesel. In addition, corn oil prices have been impacted by lower corn prices and increased corn oil supply entering the market.

At January 31, 2015, we have no forward corn oil sales contracts.

Cost of Goods Sold

Corn

Our two largest costs of production are corn (71.4% of cost of goods sold for the three months ended January 31, 2015) and natural gas (8.0% of cost of goods sold for the three months ended January 31, 2015). Our total cost of goods sold was approximately 8.8% less during the three months ended January 31, 2015 compared to the three months ended January 31, 2014.

Our average price per bushel of corn for the three months ended January 31, 2015 decreased by approximately 12.8% per bushel, compared to the same period in 2014, due to lower corn prices. We used approximately the same bushels of corn in the three months ended January 31, 2015 as compared to the three months ended January 31, 2014.

We experienced lower corn prices during the three months ended January 31, 2015 in response to a record corn crop harvested in the fall of 2014. Management expects there to be an adequate corn supply available in our area to operate the ethanol plant and that prices during our 2015 fiscal year may continue to be lower due to plentiful supply and uncertainty regarding the ethanol use requirement in the RFS. However, corn prices will likely remain volatile in the future and can be impacted by weather conditions and other factors.

At January 31, 2015, we have no forward corn purchase contracts. For the three months ended January 31, 2015 and January 31, 2014, we had gains related to corn derivative instruments of approximately $171,000 and $390,000, respectively, which decreased cost of sales.

Natural Gas

For the three months ended January 31, 2015, we purchased approximately 2.7% more natural gas as compared to the three months ended January 31, 2014. This increase in natural gas usage is primarily due to a higher percentage of our distillers grains being dried rather than sold as modified. Our average price per MMBTU of natural gas was 2.9% lower for the three months ended January 31, 2015 compared to the three months ended January 31, 2014. Natural gas prices were lower on average due to lower demand resulting primarily from a relatively mild winter as compared to the harsh winter and colder temperatures experienced during the three months ended January 31, 2014.

Management anticipates that higher natural gas prices could return if we experience colder weather which depletes natural gas supplies. In addition, production problems in the natural gas industry could affect supply and lead to higher prices.

At January 31, 2015, we have approximately 1,064,000 MMBTUs of forward natural gas sales contracts for various delivery periods through March 2016. For the three months ended January 31, 2015 and January 31, 2014, we had losses related to natural gas based derivative instruments of approximately $42,000 and $109,000, respectively.

Operating Expense

We had operating expenses for the three months ended January 31, 2015 of $653,334 as compared to operating expenses of $648,843 for the three months ended January 31, 2014. Management attributes this increase in operating expenses primarily to an increase in training and membership dues for the three months ended January 31, 2015 as compared to the three months ended January 31, 2014. Management continues to pursue strategies to optimize efficiencies and maximize production. These efforts may result in a decrease in our operating expenses on a per gallon basis. However, because these expenses do not vary with the level of production at the plant, we expect our operating expenses to remain relatively steady.

Operating Profit

We had profit from operations for the three months ended January 31, 2015 of $2,612,151 which is approximately 8.69% of our revenues compared to a profit of $8,551,490 which was approximately 22.16% of our revenues for the three months ended January 31, 2014. This decrease in our operating income is primarily due to a decrease in the price we received for our ethanol relative to the price we paid for corn.

Other Expense

We had total other expense for the three months ended January 31, 2015 of $234,074 compared to other expense of $797,948 for the three months ended January 31, 2014. Our other expense for the three months ended January 31, 2015 consisted primarily of interest expense offset in part by income from our investments. This decrease in other expense is primarily due to a reduction in interest expense resulting from a decrease in our long-term debt.

Changes in Financial Condition for the Three Months Ended January 31, 2015

The following table highlights the changes in our financial condition for the three months ended January 31, 2015 from our previous fiscal year ended October 31, 2014:

	January 31, 2015 (unaudited)	October 31, 2014
Current Assets	$21,816,063	$24,502,735
Current Liabilities	7,360,465	7,231,283
Long-Term Debt	23,155,152	24,315,010

Current Assets

The decrease in current assets is primarily the result of a decrease in cash and cash equivalents and accounts receivable, which was offset partially by an increase in inventories at January 31, 2015 as compared to October 31, 2014.

Current Liabilities

The increase in current liabilities is due primarily to an increase in customer deposits which was offset partially by decreases in accounts payable and accrued expenses at January 31, 2015 as compared to October 31, 2014.

Long-Term Debt

Long-term debt decreased by approximately $1,160,000 at January 31, 2015 as compared to October 31, 2014 primarily due to scheduled principal repayments on our loans.

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

We entered into agreements with Butamax Advanced Biofuels, L.L.C. ("Butamax") for Butamax to install, lease and license to us a corn oil separation system and corn oil separation technology. We began producing corn oil in April 2014. We are also currently exploring the installation of a water line to add a third water resource and the addition of a grain storage bin. We do not currently anticipate that we will need to secure additional capital resources for any other significant purchases of property and equipment in the next 12 months.

The following table shows cash flows for the three months ended January 31, 2015 and 2014:

	Three Months Ended January 31
	2015	2014
	(unaudited)	(unaudited)
Net cash provided by operating activities	$4,844,279	$9,856,399
Net cash used in investing activities	(112,105)	(258,317)
Net cash used in financing activities	(6,724,327)	(2,756,629)

Cash Flow From Operations

We experienced a decrease in our cash provided by operating activities for the three months ended January 31, 2015 as compared to the same period in 2014. This decrease was primarily due to a decrease in our net income for the three months ended January 31, 2015 compared to the same period in 2014. During the three months ended January 31, 2015, our capital needs were being adequately met through cash from our operating activities and our credit facilities.

Cash Flow From Investing Activities

We used less cash in investing activities for the three month period ended January 31, 2015 as compared to the same period in 2014. This change was primarily due to a cash distribution from an investment during the three months ended January 31, 2015.

Cash Flow From Financing Activities

We used more cash for financing activities during the three months ended January 31, 2015 as compared to the same period in 2014. This increase was primarily a result of member distributions paid during the three months ended January 31, 2015.

Short-Term and Long-Term Debt Sources

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

The Amended and Restated Credit Agreement provides for a $27,000,000 Term Loan, a $5,000,000 Term Revolving Loan and a $5,000,000 Revolving Line of Credit subject to terms described in the Amended and Restated Credit Agreement and summarized below. We agreed to pay an annual facility fee of $10,000 to AgStar. Effective February 26, 2015, we entered into a First Amendment to Amended and Restated Credit Agreement with Ag Star extending the maturity date on our Revolving Line of Credit until March 1, 2016.

Term Loan

The Term Loan is for $27,000,000 with a variable interest rate that is equal to 30-day LIBOR rate plus 325 basis points with no minimum interest rate. The applicable interest rate at January 31, 2015 was 3.41%. We make monthly principal payments on the Term Loan of approximately $321,000 plus accrued interest. Payments are based upon a seven year amortization and the Term Loan is fully amortized. The outstanding balance on this note was $25,544,998 at January 31, 2015. We may convert the Term Loan to a fixed rate loan, subject to certain conditions as described in the Amended and Restated Credit Agreement and with the consent of AgStar.

Term Revolving Loan

The Term Revolving Loan is for up to $5,000,000 with a variable interest rate that is the 30-day LIBOR rate plus 325 basis points with no minimum interest rate. The Term Revolving Loan may be advanced, repaid and re-borrowed during the term. We make monthly interest payments on the Term Revolving Loan. The outstanding balance on this note was $0 at January 31, 2015. Payment of all amounts outstanding is due on September 22, 2021. We also have $2,000,000 in letters of credit outstanding at January 31, 2015 which reduce the amount available under the Term Revolving Loan. We pay interest at a rate of 1.50% on amounts outstanding for the letters of credit.

Revolving Line of Credit

We have a Revolving Line of Credit available equal to the amount of the Borrowing Base, with a maximum limit of $5,000,000. The Borrowing Base will vary and may at times be less than $5,000,000. Effective February 26, 2015, our Revolving Line of Credit was extended until March 1, 2016. Our Revolving Line of Credit accrues interest at the 30-day LIBOR rate plus 325 basis points with no minimum interest rate. We will make monthly interest payments on the Revolving Line of Credit. The outstanding balance on this note was $0 at January 31, 2015.

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

Capital Lease

We entered into a series of related definitive agreements dated September 26, 2013 with Butamax which include an Easement for Construction and Process Demonstration Agreement, an Equipment Lease Agreement, a Technology License Agreement, a Technology Demonstration Risk Reduction Agreement and a Security Agreement (collectively, the "Agreements") pursuant to which Butamax constructed, installed and leases its corn oil separation system and licenses to the Company its proprietary, patent-protected corn oil separation technology.  Pursuant to the Agreements, we agreed to give Butamax access to our plant in order to construct, install, operate, test and commercially validate its corn oil separation system. Butamax retains ownership of the corn oil separation system and technology but leases it to the Company for a term of 120 months subject to Butamax's right to remove the system if we are in breach of the Agreements. The term of the lease may also be extended or terminated pursuant to the terms of the Agreements and we are responsible for repairs and maintenance of the system and bear the risk of loss. In return, we agree to payment of certain license fees which are subject to being reduced under the terms of the Agreements if the corn oil separation system does not meet certain performance goals.  The Agreements provide that the corn oil separation system shall be conveyed to the Company at the end of the term so long as we are not in breach of the Agreements. We have granted a security interest to Butamax in the corn oil separation system to secure our obligations under the Agreements.  Pursuant to the Agreements, we agreed, subject to certain obligations of confidentiality, to provide Butamax with Company information on a monthly basis including business and financial information and have granted Butamax the option to have a representative present in board and committee meetings as an observer.  We also agreed to give Butamax notice in the event of an issuance or sale of membership interests or convertible debt instruments.  If definitive agreements for biobutanol production are not executed, either the Company or Butamax may request that the corn oil separation system be removed and the license for the technology terminated.  We recorded this as a capital lease, in April, 2014. The total outstanding commitment under the lease as of January 31, 2015 is approximately $1,917,000.

Butamax Letter of Intent

In November 2011, we signed a non-binding letter of intent with Butamax for the purpose of exploring the possible implementation of biobutanol technology and commercial-scale production of biobutanol at our facility. We subsequently completed Phase 1 of the project in April 2014 with the installation of a corn oil separation system at our plant by Butamax as described above. However, Phase 2 of the project, the implementation of biobutanol technology, is dependent upon completion and execution of separate definitive agreements related to biobutanol production.  We may never enter into those definitive agreements with Butamax and, therefore, may never convert our ethanol facility to a biobutanol facility.

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

As of January 31, 2015, the fair values of our corn and ethanol derivative instruments are a net liability of approximately $400,000. As the prices of the hedged commodity moves in reaction to market trends and information, our statement of operations will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to protect the Company over the term of the contracts for the hedged amounts.

In the ordinary course of business, we enter into forward contracts for our commodity purchases and sales. At January 31, 2015, we have approximately 30,000 tons of forward dried distillers grains sales contracts for delivery periods through October 2015. At January 31, 2015, we also have approximately 1,064,000 MMBTUs of natural gas purchase contracts for delivery periods through March 2016. In addition, at January 31, 2015, we have approximately 1,221,000 gallons of forward fixed price denaturant purchase contracts for various delivery periods through December 2015.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Subsequent Event

Effective February 26, 2015, we entered into a First Amendment to Amended and Restated Credit Agreement with Ag Star extending the maturity date on our Revolving Line of Credit until March 1, 2016. In addition, AgStar consented to our exceeding the $2,000,000 limit on capital expenditures for expenses related to the construction of new grain storage facilities and a water pipeline.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to the impact of market fluctuations associated with interest rates and commodity prices as discussed below. We have no exposure to foreign currency risk as all of our business is conducted in U.S. Dollars. We use derivative financial instruments as part of an overall strategy to manage market risk. We may use cash, futures and option contracts to hedge changes to the commodity prices of corn and natural gas. We do not enter into these derivative financial instruments for trading or speculative purposes, nor do we designate these contracts as hedges for accounting purposes. We previously used derivative financial instruments to alter our exposure to interest rate risk. The interest rate swap was terminated in February 2014.

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from our Term Loan, our Term Revolving Loan and our Revolving Line of Credit, each bearing a variable interest rate.  As of January 31, 2015, we had $25,544,998 outstanding on the Term Loan. Interest will accrue at the greater of the 30-day LIBOR rate plus 325 basis points. The applicable interest rate at January 31, 2015 was 3.41%. If we were to experience a 10% adverse change in LIBOR, the annual effect such change would have on our income statement, based on the amount we had outstanding on our Term Loan at January 31, 2015, would be approximately $87,100. At January 31, 2015, we had $0 outstanding on our Term Revolving Loan and our Revolving Line of Credit.

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

In the ordinary course of business, we enter into forward contracts for our commodity purchases and sales. At January 31, 2015, we have approximately 30,000 tons of forward dried distillers grains sales contracts for delivery periods through October 2015. At January 31, 2015, we also have approximately 1,064,000 MMBTUs of natural gas purchase contracts for delivery periods through March 2016. In addition, at January 31, 2015, we have approximately 1,221,000 gallons of forward fixed price denaturant purchase contracts for various delivery periods through December 2015.

At January 31, 2015, we have open positions for 800,000 bushels of corn on the Chicago Board of Trade. These derivatives have not been designated as an effective hedge for accounting purposes. Corn derivatives are forecasted to settle in the next twelve months. For the three months ended January 31, 2015 and January 31, 2014, we recorded losses due to changes in the fair value of our outstanding corn derivative positions of approximately $171,000 and $390,000, respectively. For the three months ended January 31, 2015 and January 31, 2014, we recorded gains due to the change in fair value of our outstanding natural gas derivative positions of approximately $42,000 and $109,000, respectively.

As corn prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to produce long-term positive growth for us.

A sensitivity analysis has been prepared to estimate our exposure to ethanol, distillers grains, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas prices and average ethanol and distillers grains prices as of January 31, 2015 net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from January 31, 2015. The results of this analysis, which may differ from actual results, are approximately as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price as of January 31, 2015	Approximate Adverse Change to Income
Natural Gas	1,362,000	MMBTU	10%	$728,670
Ethanol	57,999,900	Gallons	10%	$7,307,987
Corn	19,931,237	Bushels	10%	$7,175,245
DDGs	157,457	Tons	10%	$1,662,746

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

Our management, including our Chief Executive Officer (the principal executive officer), Brian Kletscher, along with our Chief Financial Officer (the principal financial officer), Lucas Schneider, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of January 31, 2015.  Based on this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended January 31, 2015, which were identified in connection with management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

The following risk factors are provided due to material changes from the risk factors previously disclosed in our annual report on Form 10-K. The risk factors set forth below should be read in conjunction with the risk factors section and the Management's Discussion and Analysis section for the fiscal year ended October 31, 2014, included in our annual report on Form 10-K.

Decreasing gasoline prices could negatively impact our ability to operate profitably. Discretionary blending is an important secondary market which is often determined by the price of ethanol versus the price of gasoline. In periods when discretionary blending is financially unattractive, the demand for ethanol may be reduced. In recent years, the price of ethanol has been less than the price of gasoline which increased demand for ethanol from fuel blenders. However, recently, low oil prices have driven down the price of gasoline which has reduced the spread between the price of gasoline and the price of ethanol which could discourage discretionary blending, dampen the export market and result in a downwards market adjustment in the price of ethanol. If oil and gasoline prices remain lower for a significant period of time, it could hurt our ability to profitably operate the ethanol plant which could decrease the value of our units.

Although we have signed a letter of intent with Butamax Advanced Biofuels, LLC for the purpose of exploring the implementation of biobutanol technology at our facility, we may never execute definitive agreements for the implementation of biobutanol technology and, in the event we do, there are no assurances that the technology will be effective or that there will be a market for biobutanol. We entered into a letter of intent with Butamax for the purpose of discussing the conversion of our ethanol facility to a biobutanol facility. We subsequently completed Phase 1 of the project in April 2014 when Butamax installed and began leasing to us a corn oil separation system at our plant and licensing to us the related technology. However, Phase 2 of the project is dependent upon completion and execution of separate definitive agreements for biobutanol production.  We may never enter into those definitive agreements with Butamax and, therefore, may never convert our ethanol facility to a biobutanol facility. In the event we do convert our facility to a biobutanol facility, there are no assurances that the biobutanol technology as developed by Butamax will be effective. Even if the technology were to be effective, there is no assurance that we would be able to profitably market the biobutanol. If the definitive agreements for biobutanol production are not executed, either the Company or Butamax may request that the corn oil separation system be removed and the license for the technology terminated.

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
101
The following financial information from Highwater Ethanol, LLC's Quarterly Report on Form 10-Q for the quarter ended January 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets as of January 31, 2015 and October 31, 2014, (ii) Condensed Statements of Operations for the three months ended January 31, 2015 and 2014, (iii) Condensed Statements of Comprehensive Income (Loss) for the three and nine months ended January 31, 2015 and 2014, (iv) Statements of Cash Flows for the nine months ended January 31, 2015 and 2014, and (v) the Notes to Condensed Financial Statements.**

* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HIGHWATER ETHANOL, LLC

Date:	March 10, 2015	/s/ Brian Kletscher
Brian Kletscher
Chief Executive Officer
(Principal Executive Officer)

Date:	March 10, 2015	/s/ Lucas Schneider
Lucas Schneider
Chief Financial Officer
(Principal Financial and Accounting Officer)