Form 10-Q
period 2015-04-30
HIGHWATER ETHANOL LLC
filed 2015-06-11
CIK 1371451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended April 30, 2015

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
☐ Yes     ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  As of June 11, 2015 there were 4,953 membership units outstanding.

PART I    FINANCIAL INFORMATION

Item 1. Financial Statements

HIGHWATER ETHANOL, LLC
Condensed Balance Sheets

ASSETS	April 30, 2015	October 31, 2014
	(Unaudited)
Current Assets
Cash and cash equivalents	$13,116,526	$15,511,589
Derivative instruments	471,720	257,934
Accounts receivable	3,245,052	4,382,371
Inventories	4,553,410	4,295,191
Prepaids and other	64,179	55,650
Total current assets	21,450,887	24,502,735

Property and Equipment
Land and land improvements	6,881,124	6,881,124
Buildings	38,499,551	38,489,826
Office equipment	617,578	589,727
Equipment	64,662,070	64,015,750
Vehicles	52,994	52,994
Construction in progress	707,547	317,477
	111,420,864	110,346,898
Less accumulated depreciation	(36,270,438)	(32,862,880)
Net property and equipment	75,150,426	77,484,018

Other Assets
Investments	2,195,316	2,403,452
Debt issuance costs, net	199,997	231,347
Deposits	191,457	191,457
Total other assets	2,586,770	2,826,256

Total Assets	$99,188,083	$104,813,009

LIABILITIES AND MEMBERS' EQUITY	April 30, 2015	October 31, 2014
	(Unaudited)
Current Liabilities
Accounts payable	$1,669,710	$1,897,610
Accrued expenses	1,078,671	1,034,907
Customer deposits	241,258	—
Current maturities of long-term debt	4,635,585	4,298,766
Total current liabilities	7,625,224	7,231,283

Long-Term Debt	21,993,332	24,315,010

Commitments and Contingencies

Members' Equity
Members' equity, 4,953 units outstanding	69,569,527	73,266,716

Total Liabilities and Members’ Equity	$99,188,083	$104,813,009

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Condensed Unaudited Statements of Operations

	Three Months Ended		Six Months Ended
	April 30, 2015	April 30, 2014	April 30, 2015	April 30, 2014

Revenues	$25,824,583	$32,042,415	$55,905,954	$70,630,127

Cost of Goods Sold	25,553,203	24,997,601	52,369,089	54,384,980
				.
Gross Profit	271,380	7,044,814	3,536,865	16,245,147

Operating Expenses	673,059	550,507	1,326,393	1,199,350

Operating Profit (Loss)	(401,679)	6,494,307	2,210,472	15,045,797

Other Income (Expense)
Interest income	3,160	2,490	7,382	9,747
Other income	73,938	247,022	82,233	249,390
Interest expense	(293,014)	(1,073,742)	(564,415)	(1,984,804)
Gain on interest rate swap	—	244,662	—	427,091
Income (loss) from equity method investments	114,454	70,611	139,264	(8,329)
Total other expense, net	(101,462)	(508,957)	(335,536)	(1,306,905)

Net Income (Loss)	$(503,141)	$5,985,350	$1,874,936	$13,738,892

Weighted Average Units Outstanding	4,953	4,953	4,953	4,953
Net Income (Loss) Per Unit	$(101.58)	$1,208.43	$378.55	$2,773.85
Distributions Per Unit	$—	$—	$1,125	$—

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Condensed Unaudited Statements of Comprehensive Income

	Three Months Ended		Six Months Ended
	April 30, 2015	April 30, 2014	April 30, 2015	April 30, 2014

Net Income (Loss)	$(503,141)	$5,985,350	$1,874,936	$13,738,892
Other Comprehensive Income
Unrealized loss on restricted marketable securities	—	(2,196)	—	(3,676)
Comprehensive Income (Loss)	$(503,141)	$5,983,154	$1,874,936	$13,735,216

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Condensed Unaudited Statements of Cash Flows

	Six Months Ended
	April 30, 2015	April 30, 2014
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net income	$1,874,936	$13,738,892
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	3,438,908	3,466,315
(Income) loss from equity method investments	(139,264)	8,329
Non-cash patronage income	—	(197,494)
Change in assets and liabilities
Restricted marketable securities	—	33,673
Accounts receivable	1,137,319	1,982,493
Inventories	(258,219)	(3,251,273)
Derivative instruments	(213,786)	(200,404)
Prepaids and other	(8,529)	53,351
Customer deposits	241,258	241,142
Accounts payable	(315,724)	1,075,106
Accrued expenses	43,764	469,639
Net cash provided by operating activities	5,800,663	17,419,769

Cash Flows from Investing Activities
Capital expenditures	(986,142)	(623,844)
Dividends received from (investment in) equity method investment	347,400	(80,000)
Net cash used in investing activities	(638,742)	(703,844)

Cash Flows from Financing Activities
Payments on long-term debt	(1,984,859)	(30,787,472)
Advances on long-term debt	—	20,000,000
Payment of debt issuance costs	—	(222,650)
Member distributions	(5,572,125)	—
Net cash used in financing activities	(7,556,984)	(11,010,122)

Net Increase (Decrease) in Cash and Cash Equivalents	(2,395,063)	5,705,803

Cash and Cash equivalents – Beginning of Period	15,511,589	7,869,188

Cash and Cash equivalents – End of Period	$13,116,526	$13,574,991

Supplemental Cash Flow Information
Cash paid for interest expense	$406,286	$1,706,209

Supplemental Disclosure of Noncash Financing and Investing Activities
Unrealized loss on restricted marketable securities	$—	$(3,676)
Capital lease financing	$—	$2,352,137
Capital expenditures included in accounts payable	$87,824	$—

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
April 30, 2015

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

In the opinion of management, the interim condensed financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for fair presentation of the Company's financial position as of April 30, 2015 and the results of operations and cash flows for all periods presented.

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
April 30, 2015

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

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts receivable, and accounts payable, and other working capital items approximate fair value at April 30, 2015 due to the short maturity nature of these instruments.

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

Equity Method Investments

The Company has an investment interest in an unlisted company, Renewable Products Marketing Group, LLC (RPMG), who markets the Company’s ethanol. This investment is a flow-through entity and is being accounted for by the equity method of accounting under which the Company’s share of net income is recognized as income in the Company’s income statement and added to the investment account. Distributions or dividends received from the investment are treated as a reduction of the investment account. The Company has a 7% interest in RPMG. The Company consistently follows the practice of recognizing the net income based on the most recent reliable data. Therefore, the net income which is reported in the Company's income statement for the quarter ended April 30, 2015 is based on the investee’s results of operations for the three month period ended March 31, 2015.

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

HIGHWATER ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
April 30, 2015

3. FAIR VALUE MEASUREMENTS

The following table provides information on those assets (liabilities) measured at fair value on a recurring basis.

	Fair Value as of	Fair Value Measurement Using
	April 30, 2015	Level 1	Level 2	Level 3
Derivative instruments - commodities	$(597,242)	$(597,242)	$—	$—

	Fair Value as of	Fair Value Measurement Using
	October 31, 2014	Level 1	Level 2	Level 3
Derivative instruments - commodities	$(339,011)	$(339,011)	$—	$—

The Company determines the fair values of commodities by obtaining the fair value measurements from an independent pricing service based on dealer quotes and live trading levels from the Chicago Board of Trade.

4. INVENTORIES

Inventories consisted of the following at:

	April 30, 2015	October 31, 2014

Raw materials	$1,531,749	$1,653,015
Spare parts and supplies	1,772,742	1,603,984
Work in process	757,140	710,583
Finished goods	491,779	327,609
Total	$4,553,410	$4,295,191

5. DERIVATIVE INSTRUMENTS

As of April 30, 2015, the Company had entered into corn and ethanol derivative instruments, which are required to be recorded as either assets or liabilities at fair value in the balance sheet. The Company uses these instruments to manage risks from changes in market rates and prices. They are not used for speculative purposes. Derivatives qualify for treatment as hedges when there is a high correlation between the change in fair value of the derivative instrument and the related change in value of the underlying hedged item. The Company may designate the hedging instruments based upon the exposure being hedged as a fair value hedge, a cash flow hedge or a hedge against foreign currency exposure. The derivative instruments outstanding at April 30, 2015 are not designated as effective hedges for accounting purposes.

Commodity Contracts

As of April 30, 2015, the Company has open positions for 1,850,000 bushels of corn and 2,610,000 gallons of ethanol. Management expects all open positions outstanding as of April 30, 2015 to be realized within the next twelve months.

The following tables provide details regarding the Company's derivative instruments at April 30, 2015 and October 31, 2014:

HIGHWATER ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
April 30, 2015

Instrument	Balance Sheet location	April 30, 2015	October 31, 2014

Corn, natural gas and ethanol contracts
In gain position		$3,875	$—
In loss position		(601,117)	(339,011)
Deposits with broker		1,068,962	596,945
	Current assets	$471,720	$257,934

The following tables provide details regarding the gains (losses) from the Company's derivative instruments in the statements of operations, none of which are designated as hedging instruments:

	Statement of	Three Months Ended April 30,
	Operations location	2015	2014
Interest rate swap	Other income (expense)	$—	$244,662
Ethanol contracts	Revenues	2,494	(563,248)
Corn contracts	Cost of goods sold	220,714	910,331
Natural gas contracts	Cost of goods sold	6,210	16,848

	Statement of	Six Months Ended April 30,
	Operations location	2015	2014
Interest rate swap	Other income (expense)	$—	$427,091
Ethanol contracts	Revenues	(32,458)	(524,142)
Corn contracts	Cost of goods sold	392,016	1,300,814
Natural gas contracts	Cost of goods sold	(35,573)	(92,206)

6. DEBT FINANCING

Long-term debt consists of the following at:

	April 30, 2015	October 31, 2014
Variable Rate Term Loan (AgStar)	$24,902,139	$26,509,288

Capital lease, see terms below	1,726,778	2,104,488

Total	26,628,917	28,613,776

Less amounts due within one year	4,635,585	4,298,766

Net long-term debt	$21,993,332	$24,315,010

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

HIGHWATER ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
April 30, 2015

Term Loan

The Term Loan is for $27,000,000 with a variable interest rate that is the greater of the 30-day LIBOR rate plus 325 basis points with no minimum interest rate. Monthly principal payments are due on the Term Loan of approximately $321,000 plus accrued interest. Payments are based upon a seven year amortization and the Term Loan is fully amortized. The outstanding balance on this note was $24,902,139 at April 30, 2015. The Company may convert the Term Loan to a fixed rate loan, subject to certain conditions as described in the Amended and Restated Credit Agreement and with the consent of AgStar.

Term Revolving Loan

The Term Revolving Loan is for up to $5,000,000 with a variable interest rate that is the 30-day LIBOR rate plus 325 basis points with no minimum interest rate. The Term Revolving Loan may be advanced, repaid and re-borrowed during the term. Monthly interest payments are due on the Term Revolving Loan. Payment of all amounts outstanding is due on September 22, 2021. The outstanding balance was $0 at April 30, 2015 and October 31, 2014. As of April 30, 2015, the Company has $2,000,000 in letters of credit outstanding which reduce the amount available under the Term Revolving Loan. The Company pays interest at a rate of 1.5% on amounts outstanding for the letters of credit.

Revolving Line of Credit

The Company has a Revolving Line of Credit available equal to the amount of the Borrowing Base, with a maximum limit of $5,000,000. The Borrowing Base will vary and may at times be less than $5,000,000. Effective February 26, 2015, the Company extended the expiration date on the Revolving Line of Credit to March 1, 2016. The Revolving Line of Credit accrues interest at the 30-day LIBOR rate plus 325 basis points with no minimum interest rate. Monthly interest payments are due on the Revolving Line of Credit. The outstanding balance was $0 at April 30, 2015 and October 31, 2014.

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

Capital Lease

The Company entered into a series of related definitive agreements, dated September 26, 2013, with Butamax which include an Easement for Construction and Process Demonstration Agreement, an Equipment Lease Agreement, a Technology License Agreement, a Technology Demonstration Risk Reduction Agreement and a Security Agreement (collectively, the "Agreements") pursuant to which Butamax has agreed to construct, install and lease its corn oil separation system and license to the Company its proprietary, patent-protected corn oil separation technology.  Pursuant to the Agreements, the Company agreed to

HIGHWATER ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
April 30, 2015

give Butamax access to the plant in order to construct, install, operate, test and commercially validate a corn oil separation system. Butamax retains ownership of the corn oil separation system and technology but agrees to lease it to the Company for a term of 120 months subject to Butamax's right to remove the system if the Company is in breach of the Agreements. The term of the lease may also be extended or terminated pursuant to the terms of the Agreements. The Company is responsible for repairs and maintenance of the system and bear the risk of loss. In return, the Company agrees to payment of certain license fees which are subject to being reduced under the terms of the Agreements if the corn oil separation system does not meet certain performance goals.  The Agreements provide that the corn oil separation system shall be conveyed to the Company at the end of the term so long as the Company is not in breach of the Agreements. The Company granted a security interest to Butamax in the corn oil separation system to secure its obligations under the Agreements.  Pursuant to the Agreements, the Company agreed, subject to certain obligations of confidentiality, to provide Butamax with Company information on a monthly basis including business and financial information and have granted Butamax the option to have a representative present in board and committee meetings as an observer.  The Company also agreed to give Butamax notice in the event of an issuance or sale of membership interests or convertible debt instruments.  The Company recorded this as a capital lease in April 2014, and the balance as of April 30, 2015 was $1,726,778.

The estimated maturities of the long-term debt at April 30, 2015 are as follows:

2015	$4,635,585
2016	4,667,299
2017	3,995,374
2018	3,857,160
2019	3,857,160
2020 and thereafter	5,616,339
Long-term debt	$26,628,917

7. COMMITMENTS AND CONTINGENCIES

Regulatory Agencies

The Company is subject to oversight from regulatory agencies regarding environmental concerns which arise in the ordinary course of its business.

Forward Contracts

At April 30, 2015, the Company has approximately 1,278,600 MMBTUs of forward fixed price natural gas purchase contracts for various delivery periods through March 2017. The Company also has approximately 889,000 gallons of forward fixed price denaturant purchase contracts for various delivery periods through December 2015. In addition, the Company has forward dried distiller grains sales contracts of approximately 31,000 tons at various fixed prices for various delivery periods through October 2015.

Construction

The Company has commenced a project to install a water pipeline to capture water currently discharged by the Red Rock Quarry into the Little Cottonwood River. The project would add a third water resource and is expected to cost approximately $4,500,000. In connection with the installation of the pipeline, the Company has contracted with DGR Engineering to provide engineering and oversight for the construction of this water pipeline and have executed construction agreements with three contractors to construct the project.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three and six month periods ended April 30, 2015, compared to the same periods of the prior fiscal year. This discussion should be read in conjunction with the condensed financial statements and notes and the information contained in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2014.

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
Effective February 26, 2015, we entered into a First Amendment to Amended and Restated Credit Agreement with AgStar Financial Services, PCA, as administrative agent, ("AgStar") extending the maturity date on our Revolving Line of Credit until March 1, 2016. In addition, AgStar consented to our exceeding our $2,000,000 limit on capital expenditures for expenses related to the construction of new grain storage facilities and a water pipeline.

We have commenced a project to install a water pipeline to add a third water resource for our plant. The project is expected to cost approximately $4,500,000. In connection with the installation of the pipeline, we have contracted with DGR Engineering to provide engineering and oversight for the construction of this water pipeline and have executed construction agreements with three contractors, including Rice Lake Construction Group, to construct the project. The project is expected to be completed during the first quarter of our 2016 fiscal year.

The ethanol industry is dependent on several economic incentives which if reduced or eliminated could significantly impact ethanol demand. One of these is the Renewable Fuels Standard (“RFS”) program which requires that, in each year, a certain amount of renewable fuels be used in the United States. However, the United States Environmental Protection Agency ("EPA") has the authority to waive the RFS statutory volume requirement, in whole or in part, provided one of the following two conditions have been met: (1) there is inadequate domestic renewable fuel supply; or (2) implementation of the requirement would severely harm the economy or environment of a state, region or the United States. Annually, the EPA is supposed to pass a rule that establishes the number of gallons of different types of renewable fuels that must be used in the United States which is called the renewable volume obligations. However, the EPA decided to delay finalizing the rule on the 2014 and 2015 RFS standards until after the end of 2014. On May 29, 2015, the EPA released proposed rules for the 2014, 2015 and 2016 renewable volume obligations. The EPA proposes to reduce the RFS levels for 2014 to 15.93 billion gallons of which corn based ethanol could be used to satisfy 13.25 billion gallons. The RFS levels for 2015 would be reduced to 16.30 billion gallons of which corn based ethanol could be used to satisfy 13.40 billion gallons. Finally, the EPA proposal would reduce the RFS levels for 2016 to 17.40 billion gallons of which corn based ethanol could be used to satisfy 14 billion gallons. The EPA intends to hold a public hearing on the proposals on June 25, 2015 and a public comment period will be open through July 27, 2015. If the volume requirements under the RFS are reduced of if the RFS were to be otherwise reduced or eliminated by the exercise of the EPA waiver authority or by Congress, the market price and demand for ethanol could decrease which will negatively impact our financial performance.

We expect to fund our operations during the next 12 months using cash flow from our continuing operations and our current credit facilities. However, should we experience unfavorable operating conditions in the ethanol industry that prevent us from profitably operating the ethanol plant, we may need to seek additional funding.

Results of Operations for the Three Months Ended April 30, 2015 and 2014

The following table shows the results of our operations and the approximate percentage of revenues, costs of goods sold, operating expenses and other items to total revenues in our unaudited statements of operations for the three months ended April 30, 2015 and 2014:

	2015		2014
Statement of Operations Data	Amount (unaudited)%		Amount (unaudited)%

Revenue	$25,824,583	100.00%	$32,042,415	100.00%
Cost of Goods Sold	25,553,203	98.95%	24,997,601	78.01%
Gross Profit	271,380	1.05%	7,044,814	21.99%
Operating Expenses	673,059	2.61%	550,507	1.72%
Operating Profit (Loss)	(401,679)	(1.56)%	6,494,307	20.27%
Other Expense	(101,462)	(0.39)%	(508,957)	(1.59)%
Net Income (Loss)	$(503,141)	(1.95)%	$5,985,350	18.68%

The following table shows the sources of our revenue for the three months ended April 30, 2015 and 2014.

	2015		2014
Revenue Sources	Amount (Unaudited)%		Amount (Unaudited)%

Ethanol Sales	$19,702,547	76.29%	$24,921,691	77.77%
Modified Distillers Grains Sales	529,502	2.05%	938,432	2.93%
Dried Distillers Grains Sales	4,896,435	18.96%	6,036,111	18.84%
Corn Oil Sales	696,099	2.70%	146,181	0.46%
Total Revenues	$25,824,583	100.00%	$32,042,415	100.00%

Revenue
Ethanol
Our total revenues were lower for the three months ended April 30, 2015, compared to the three months ended April 30, 2014. Revenue from ethanol sales decreased by approximately 20.9% during the three months ended April 30, 2015 compared to the three months ended April 30, 2014 due to lower ethanol prices. The average ethanol sales price per gallon we received for the three months ended April 30, 2015 was approximately 36.4% lower than the average price we received for the three months ended April 30, 2014. The gallons of ethanol we sold during the three months ended April 30, 2015 increased by approximately 23.9% as compared to the number of gallons of ethanol we sold for the three months ended April 30, 2014 due primarily to rail delays which resulted in lower ethanol production for the three months ended April 30, 2014.
Management attributes the decrease in the average price we received for our ethanol for the three months ended April 30, 2015, compared to the three months ended April 30, 2014 , to lower corn and gasoline prices in the three months ended April 30, 2015, compared to the three months ended April 30, 2014, along with uncertainty regarding the ethanol use requirement in the RFS.

Management anticipates that ethanol prices will stabilize somewhat due in part to the rise of gasoline prices since the end of our first fiscal quarter and expected increases in ethanol exports. However, ethanol prices will likely continue to generally be directionally consistent with changes in corn prices and also could face downward pressure if ethanol imports or domestic demand decreases. Ethanol prices could also be negatively impacted if the use requirements mandated by the RFS are significantly reduced or eliminated or if gasoline and oil prices remain lower which could also result in decreased demand due to a decline in discretionary blending and a weakening in the export market. In addition, if we were to experience difficulty in transporting ethanol due to rail delays we may have to decrease production at the plant which would impact our ability to operate the ethanol plant profitably.

In the ordinary course of business, we enter into forward contracts for our commodity purchases and sales. However, at April 30, 2015, we have no forward ethanol sales contracts. We had losses related to ethanol based derivative instruments of approximately $2,500 for the three months ended April 30, 2015. We had gains related to ethanol based derivative instruments of approximately $563,000 for the three months ended April 30, 2014.

Distillers Grains

Revenue from distillers grains decreased by approximately 22.2% during the three months ended April 30, 2015, compared to the three months ended April 30, 2014. This is primarily a result of the lower distillers grains prices we received during the three months ended April 30, 2015, compared to the three months ended April 30, 2014. For the three months ended April 30, 2015, the average price per ton that we received for our modified distillers grains was approximately 37.9% lower than during the three months ended April 30, 2014. For the three months ended April 30, 2015, the average price per ton that we received for our dried distillers grains was approximately 23.5% lower than the average price we received during the three months ended April 30, 2014. The tons of dried distillers grains we sold during the three months ended April 30, 2015, increased by approximately 11.4% as compared to the tons of dried distillers grains we sold for the three months ended April 30, 2014. The tons of modified distillers grains we sold during the three months ended April 30, 2015, decreased by approximately 9.5% as compared to the three months ended April 30, 2014.

Distillers grains prices typically change in proportion to corn price and availability. Management attributes the decrease in the average price we received for dried distillers grains and modified distillers grains in part to lower corn prices we experienced during the three months ended April 30, 2015, as compared to the three months ended April 30, 2014, and increased corn supplies. However, although distillers grains prices for the three months ended April 30, 2015 are lower as compared to the three months ended April 30, 2014, distillers grains prices trended up during our second fiscal quarter in response to an increase in domestic and export demand. Export demand decreased during the second half of our 2014 fiscal year in response to China, the largest buyer of distillers grains in the world, halting the import of U.S. distillers grains due to the presence of a genetically modified trait not approved by China for import. However, in December 2014, China began again accepting shipments of U.S. distillers grains which helped to stabilize the export market and had a positive effect on the domestic price of distillers grains.

Management anticipates that distillers grains prices will continue to follow corn prices and change in relation to the availability of corn throughout our fiscal year. However, the recent outbreak of avian flu impacting millions of birds in the U.S. is expected to put downward pressure on distillers grains prices. In addition, if China were to reinstate the ban on, or and place additional restrictions on, imports of U.S. distillers grains, export demand of distillers grains may be significantly reduced which would negatively affect the price of distillers grains in the U.S.

The tons of modified distillers grains sold declined significantly during the three months ended April 30, 2015 as compared to the three months ended April 30, 2014, due to an increase in the availability of corn locally which reduced the demand for our product in our area. In addition, the amount of distillers grains we produced overall decreased as we were producing corn oil during the three months ended April 30, 2015, which reduces the amount of distillers grains we are able to produce at our plant. We only began producing corn oil in April 2014. Management anticipates that the amount of distillers grains produced for the three months ended April 30, 2015 will remain relatively consistent in the future.

At April 30, 2015, we have approximately 31,000 tons of forward dried distiller grains sales contracts at various fixed prices for various delivery periods through October 2015.

Corn Oil

In April 2014, we completed installation of our corn oil extraction equipment and began producing corn oil at our plant. Management anticipates that our corn oil production will be comparable in the future to our production for the three months ended April 30, 2015. However, we are still working to gain the best efficiency from the corn oil equipment which could positively affect corn oil production.

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

At April 30, 2015, we have no forward corn oil sales contracts.

Cost of Goods Sold

Corn

Our two largest costs of production are corn (69.9% of cost of goods sold for the three months ended April 30, 2015) and natural gas (6.8% of cost of goods sold for the three months ended April 30, 2015). Our total cost of goods sold was approximately 2.2% more during the three months ended April 30, 2015 compared to the three months ended April 30, 2014.

Our average price per bushel of corn for the three months ended April 30, 2015 decreased by approximately 14.7% per bushel, compared to the same period in 2014, due to lower corn prices. We used approximately 15.2% more bushels of corn in the three months ended April 30, 2015 as compared to the three months ended April 30, 2014 due to increased production.

We experienced lower corn prices during the three months ended April 30, 2015 in response to a record corn crop harvested in the fall of 2014. Management expects there to be an adequate corn supply available in our area to operate the ethanol plant and that prices during our 2015 fiscal year may continue to be lower due to increased carry over from the 2014 harvest and uncertainty regarding the ethanol use requirement in the RFS. However, corn prices and availability will likely remain volatile in the future and may be impacted by weather conditions though the planting and growing season as those could significantly affect the corn crop to be harvested in the fall of 2015.

At April 30, 2015, we have no forward corn purchase contracts. For the three months ended April 30, 2015, we had gains related to corn derivative instruments of approximately $221,000 which decreased cost of sales. For the three months ended April 30, 2014, we had gains related to corn derivative instruments of approximately $910,000.

Natural Gas

For the three months ended April 30, 2015, we purchased approximately 15.0% more natural gas as compared to the three months ended April 30, 2014. This increase in natural gas usage is primarily due to increased production. Our average price per MMBTU of natural gas was 43.4% lower for the three months ended April 30, 2015, compared to the three months ended April 30, 2014. Natural gas prices were lower on average due to lower demand resulting primarily from a relatively mild winter as compared to the harsh winter and colder temperatures experienced during the three months ended April 30, 2014.

Management anticipates that higher natural gas prices could return if there is an increase in demand which depletes natural gas supplies. In addition, production problems in the natural gas industry could affect supply and lead to higher prices.

At April 30, 2015, we have approximately 1,278,600 MMBTUs of forward natural gas sales contracts for various delivery periods through March 2017. For the three months ended April 30, 2015, we had gains related to natural gas based derivative instruments of approximately $6,000. For the three months ended April 30, 2014, we had gains related to natural gas based derivative instruments of approximately $17,000.

Operating Expense

We had operating expenses for the three months ended April 30, 2015 of $673,059 as compared to operating expenses of $550,507 for the three months ended April 30, 2014. Management attributes this increase in operating expenses primarily to an increase in membership dues and professional fees for the three months ended April 30, 2015 as compared to the three months ended April 30, 2014. Management continues to pursue strategies to optimize efficiencies and maximize production. These efforts may result in a decrease in our operating expenses on a per gallon basis. However, because these expenses do not vary with the level of production at the plant, we expect our operating expenses to remain relatively steady.

Operating Profit (Loss)

We had loss from operations for the three months ended April 30, 2015 of $401,679 which is approximately (1.56)% of our revenues compared to a profit of $6,494,307 which was approximately 20.27% of our revenues for the three months ended April 30, 2014. This decrease in our operating income is primarily due to a decrease in the price we received for our ethanol relative to the price we paid for corn.

Other Expense

We had total other expense for the three months ended April 30, 2015 of $101,462 compared to other expense of $508,957 for the three months ended April 30, 2014. Our other expense, for the three months ended April 30, 2015, consisted primarily of interest expense offset in part by income from our investments. This decrease in other expense is primarily due to a reduction in interest expense resulting from a decrease in our long-term debt.

Results of Operations for the Six Months Ended April 30, 2015 and 2014

The following table shows the results of our operations and the approximate percentage of revenues, costs of goods sold, operating expenses and other items to total revenues in our unaudited statements of operations for the six months ended April 30, 2015 and 2014:

	2015		2014
Statement of Operations Data	Amount (unaudited)%		Amount (unaudited)%

Revenue	$55,905,954	100.00%	$70,630,127	100.00%
Cost of Goods Sold	52,369,089	93.67%	54,384,980	77.00%
Gross Profit	3,536,865	6.33%	16,245,147	23.00%
Operating Expenses	1,326,393	2.38%	1,199,350	1.70%
Operating Profit	2,210,472	3.95%	15,045,797	22.16%
Other Expense	(335,536)	(0.60)%	(1,306,905)	(1.85)%
Net Income	$1,874,936	3.35%	$13,738,892	19.45%

The following table shows the sources of our revenue for the six months ended April 30, 2015 and 2014.

	2015		2014
Revenue Sources	Amount (Unaudited)%		Amount (Unaudited)%

Ethanol Sales	$44,409,066	79.44%	$55,790,436	78.99%
Modified Distillers Grains Sales	1,089,433	1.95%	2,242,028	3.17%
Dried Distillers Grains Sales	8,976,392	16.06%	12,451,482	17.63%
Corn Oil Sales	1,431,063	2.56%	146,181	0.21%
Total Revenues	$55,905,954	100.00%	$70,630,127	100.00%

Revenue
Ethanol
Our total revenues were lower for the six months ended April 30, 2015, compared to the six months ended April 30, 2014. Revenue from ethanol sales decreased by approximately 20.4% during the six months ended April 30, 2015 compared to the six months ended April 30, 2014 due to lower ethanol prices resulting primarily from lower corn and gasoline prices in the six months ended April 30, 2015, compared to the six months ended April 30, 2014, along with uncertainty regarding the ethanol use requirement in the RFS. The average ethanol sales price per gallon we received for the six months ended April 30, 2015 was approximately 27.8% lower than the average price we received for the six months ended April 30, 2014. The gallons of ethanol we sold during the six months ended April 30, 2015 increased by approximately 10.5% as compared to the number of gallons of ethanol we sold for the six months ended April 30, 2014 due primarily to rail delays which resulted in lower ethanol production for the six months ended April 30, 2014.
We had losses related to ethanol based derivative instruments of approximately $32,000 for the six months ended April 30, 2015. We had losses related to ethanol based derivative instruments of approximately $524,000 for the six months ended April 30, 2014.

Distillers Grains

Revenue from distillers grains decreased by approximately 31.5% during the six months ended April 30, 2015, compared to the six months ended April 30, 2014. This is primarily a result of lower distillers grains prices during the six months ended April 30, 2015, compared to the six months ended April 30, 2014. For the six months ended April 30, 2015, the average price per ton that we received for our modified distillers grains was approximately 38.9% lower than during the six months ended April 30, 2014 due to lower corn prices and increased corn supplies. For the six months ended April 30, 2015, the average price per ton that we received for our dried distillers grains was approximately 28.7% lower than the average price we received during the six months ended April 30, 2014. The tons of dried distillers grains we sold during the six months ended April 30, 2015, increased by approximately 6.0% as compared to the tons of dried distillers grains we sold for the six months ended April 30, 2014. The tons of modified distillers grains we sold during the six months ended April 30, 2015, decreased by approximately 20.9% as compared to the six months ended April 30, 2014 due to an increase in the availability of corn locally which reduced the demand for our product in our area. Our overall production in distillers grains decreased during the six months ended April 30, 2015 due to our commencement of production of corn oil in April 2014.

Corn Oil

In April 2014, we completed installation of our corn oil extraction equipment and began producing corn oil at our plant. Management anticipates that our corn oil production will be comparable in the future to our production for the six months ended April 30, 2015. However, we are still working to gain the best efficiency from the corn oil equipment which could positively affect corn oil production.

Cost of Goods Sold

Corn

Our two largest costs of production are corn (70.7% of cost of goods sold for the six months ended April 30, 2015) and natural gas (7.4% of cost of goods sold for the six months ended April 30, 2015). Our total cost of goods sold was approximately 3.7% less during the six months ended April 30, 2015 compared to the six months ended April 30, 2014.

Our average price per bushel of corn for the six months ended April 30, 2015 decreased by approximately 13.2% per bushel, compared to the same period in 2014, due to lower corn prices in response to a record corn crop harvested in the fall of 2014. We used approximately 6.9% more bushels of corn in the six months ended April 30, 2015 as compared to the six months ended April 30, 2014 due to increased production.

For the six months ended April 30, 2015 , we had gains related to corn derivative instruments of approximately $392,000, which decreased cost of sales. For the six months ended April 30, 2014, we had gains related to corn derivative instruments of approximately $1,301,000.

Natural Gas

For the six months ended April 30, 2015, we purchased approximately 8.3% more natural gas as compared to the six months ended April 30, 2014. This increase in natural gas usage is primarily due to increased production. Our average price per MMBTU of natural gas was 26.8% lower for the six months ended April 30, 2015 compared to the six months ended April 30, 2014. Natural gas prices were lower on average due to lower demand resulting primarily from a relatively mild winter as compared to the harsh winter and colder temperatures experienced during the six months ended April 30, 2014.

For the six months ended April 30, 2015, we had losses related to natural gas based derivative instruments of approximately $36,000. For the six months ended April 30, 2014, we had losses related to natural gas based derivative instruments of approximately $92,000.

Operating Expense

We had operating expenses for the six months ended April 30, 2015 of $1,326,393 as compared to operating expenses of $1,199,350 for the six months ended April 30, 2014. Management attributes this increase in operating expenses primarily to an increase in membership dues and professional fees for the six months ended April 30, 2015 as compared to the six months ended April 30, 2014. Management continues to pursue strategies to optimize efficiencies and maximize production. These efforts may result in a decrease in our operating expenses on a per gallon basis. However, because these expenses do not vary with the level of production at the plant, we expect our operating expenses to remain relatively steady.

Operating Profit

We had profit from operations for the six months ended April 30, 2015 of $2,210,472 which is approximately 3.95% of our revenues compared to a profit of $15,045,797 which was approximately 22.16% of our revenues for the six months ended April 30, 2014. This decrease in our operating income is primarily due to a decrease in the price we received for our ethanol relative to the price we paid for corn.

Other Expense

We had total other expense for the six months ended April 30, 2015 of $335,536 compared to other expense of $1,306,905 for the six months ended April 30, 2014. Our other expense for the six months ended April 30, 2015 consisted primarily of interest expense offset in part by income from our investments. This decrease in other expense is primarily due to a reduction in interest expense resulting from a decrease in our long-term debt.

Changes in Financial Condition for the Six Months Ended April 30, 2015

The following table highlights the changes in our financial condition for the six months ended April 30, 2015 from our previous fiscal year ended October 31, 2014:

	April 30, 2015 (unaudited)	October 31, 2014
Current Assets	$21,450,887	$24,502,735
Current Liabilities	7,625,224	7,231,283
Long-Term Debt	21,993,332	24,315,010

Current Assets

The decrease in current assets is primarily the result of decreases in cash and cash equivalents and accounts receivable, which were offset partially by an increase in inventories at April 30, 2015 as compared to October 31, 2014. We used cash to pay a distribution to our members in December 2014.

Current Liabilities

The increase in current liabilities is due primarily to increases in customer deposits and current maturities of long-term debt which were offset partially by a decrease in accounts payable at April 30, 2015 as compared to October 31, 2014.

Long-Term Debt

Long-term debt decreased by approximately $2,322,000 at April 30, 2015 as compared to October 31, 2014 primarily due to scheduled principal repayments on our loans.

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

The following table shows cash flows for the six months ended April 30, 2015 and 2014:

	Six Months Ended April 30
	2015	2014
	(unaudited)	(unaudited)
Net cash provided by operating activities	$5,800,663	$17,419,769
Net cash used in investing activities	(638,742)	(703,844)
Net cash used in financing activities	(7,556,984)	(11,010,122)

Cash Flow From Operations

We experienced a decrease in our cash provided by operating activities for the six months ended April 30, 2015 as compared to the same period in 2014. This decrease was primarily due to a decrease in our net income for the six months ended April 30, 2015 compared to the same period in 2014. During the six months ended April 30, 2015, our capital needs were being adequately met through cash from our operating activities and our credit facilities.

Cash Flow From Investing Activities

We used less cash in investing activities for the six month period ended April 30, 2015 as compared to the same period in 2014. This change was primarily due to a cash distribution from an investment received during the six months ended April 30, 2015 which was partially offset by an increase in capital expenditures.

Cash Flow From Financing Activities

We used less cash for financing activities during the six months ended April 30, 2015 as compared to the same period in 2014. This was primarily a result of a decrease in amounts paid on long term debt during the six months ended April 30, 2015 which was partially offset by a distribution to our members in December 2014.

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

Term Loan

The Term Loan is for $27,000,000 with a variable interest rate that is equal to 30-day LIBOR rate plus 325 basis points with no minimum interest rate. The applicable interest rate at April 30, 2015 was 3.41%. We make monthly principal payments on the Term Loan of approximately $321,000 plus accrued interest. Payments are based upon a seven year amortization and the Term Loan is fully amortized. The outstanding balance on this note was $24,902,139 at April 30, 2015. We may convert the Term Loan to a fixed rate loan, subject to certain conditions as described in the Amended and Restated Credit Agreement and with the consent of AgStar.

Term Revolving Loan

The Term Revolving Loan is for up to $5,000,000 with a variable interest rate that is the 30-day LIBOR rate plus 325 basis points with no minimum interest rate. The Term Revolving Loan may be advanced, repaid and re-borrowed during the term. We make monthly interest payments on the Term Revolving Loan. The outstanding balance on this note was $0 at April 30, 2015.

Payment of all amounts outstanding is due on September 22, 2021. We also have $2,000,000 in letters of credit outstanding at April 30, 2015 which reduce the amount available under the Term Revolving Loan. We pay interest at a rate of 1.50% on amounts outstanding for the letters of credit.

Revolving Line of Credit

We have a Revolving Line of Credit available equal to the amount of the Borrowing Base, with a maximum limit of $5,000,000. The Borrowing Base will vary and may at times be less than $5,000,000. Effective February 26, 2015, our Revolving Line of Credit was extended until March 1, 2016. Our Revolving Line of Credit accrues interest at the 30-day LIBOR rate plus 325 basis points with no minimum interest rate. We will make monthly interest payments on the Revolving Line of Credit. The outstanding balance on this note was $0 at April 30, 2015.

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

Capital Lease

We entered into a series of related definitive agreements dated September 26, 2013 with Butamax which include an Easement for Construction and Process Demonstration Agreement, an Equipment Lease Agreement, a Technology License Agreement, a Technology Demonstration Risk Reduction Agreement and a Security Agreement (collectively, the "Agreements") pursuant to which Butamax constructed, installed and leases its corn oil separation system and licenses to the Company its proprietary, patent-protected corn oil separation technology.  Pursuant to the Agreements, we agreed to give Butamax access to our plant in order to construct, install, operate, test and commercially validate its corn oil separation system. Butamax retains ownership of the corn oil separation system and technology but leases it to the Company for a term of 120 months subject to Butamax's right to remove the system if we are in breach of the Agreements. The term of the lease may also be extended or terminated pursuant to the terms of the Agreements and we are responsible for repairs and maintenance of the system and bear the risk of loss. In return, we agree to payment of certain license fees which are subject to being reduced under the terms of the Agreements if the corn oil separation system does not meet certain performance goals.  The Agreements provide that the corn oil separation system shall be conveyed to the Company at the end of the term so long as we are not in breach of the Agreements. We have granted a security interest to Butamax in the corn oil separation system to secure our obligations under the Agreements.  Pursuant to the Agreements, we agreed, subject to certain obligations of confidentiality, to provide Butamax with Company information on a monthly basis including business and financial information and have granted Butamax the option to have a representative present in board and committee meetings as an observer.  We also agreed to give Butamax notice in the event of an issuance or sale of membership interests or convertible debt instruments.  If definitive agreements for biobutanol production are not executed, either the Company or Butamax may request that the corn oil separation system be removed and the license for the technology terminated.  We recorded this as a capital lease, in April, 2014. The total outstanding commitment under the lease as of April 30, 2015 is approximately $1,726,778.

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

Capital Expenditures
We have commenced a project to install a water pipeline to capture water currently discharged by the Red Rock Quarry into the Little Cottonwood River. The project would add a third water resource for our plant and is expected to cost approximately $4,500,000. In connection with the installation of the pipeline, we have contracted with DGR Engineering to provide engineering and oversight for the construction of this water pipeline and have executed construction agreements with three contractors to construct the project. The project is expected to be completed during the first quarter of our 2016 fiscal year. We expect to fund the project with our existing credit facilities and cash generated from operations.
We are also currently exploring the construction of new grain storage facilities.

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

As of April 30, 2015, the fair values of our corn and ethanol derivative instruments are a net liability of approximately $600,000. As the prices of the hedged commodity moves in reaction to market trends and information, our statement of operations will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to protect the Company over the term of the contracts for the hedged amounts.

In the ordinary course of business, we enter into forward contracts for our commodity purchases and sales. At April 30, 2015, we have approximately 31,000 tons of forward dried distillers grains sales contracts for delivery periods through October 2015. At April 30, 2015, we also have approximately 1,278,600 MMBTUs of natural gas purchase contracts for delivery periods through March 2017. In addition, at April 30, 2015, we have approximately 889,000 gallons of forward fixed price denaturant purchase contracts for various delivery periods through December 2015.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from our Term Loan, our Term Revolving Loan and our Revolving Line of Credit, each bearing a variable interest rate.  As of April 30, 2015, we had $24,902,139 outstanding on the Term Loan. Interest will accrue at the greater of the 30-day LIBOR rate plus 325 basis points. The applicable interest rate at April 30, 2015 was 3.43%. If we were to experience a 10% adverse change in LIBOR, the annual effect such change would have on our income statement, based on the amount we had outstanding on our Term Loan at April 30, 2015, would be approximately $85,400. At April 30, 2015, we had $0 outstanding on our Term Revolving Loan and our Revolving Line of Credit.

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

In the ordinary course of business, we enter into forward contracts for our commodity purchases and sales. At April 30, 2015, we have approximately 31,000 tons of forward dried distillers grains sales contracts for delivery periods through October 2015. At April 30, 2015, we also have approximately 1,278,600 MMBTUs of natural gas purchase contracts for delivery periods through March 2017. In addition, at April 30, 2015, we have approximately 889,000 gallons of forward fixed price denaturant purchase contracts for various delivery periods through December 2015.

At April 30, 2015, we have open positions for 1,850,000 bushels of corn and 2,610,000 gallons of ethanol. These derivatives have not been designated as an effective hedge for accounting purposes. Corn and ethanol derivatives are forecasted to settle within the next twelve months. We recorded gains due to changes in the fair value of our outstanding corn derivative positions for the three and six months ended April 30, 2015 of approximately $221,000 and $392,000, respectively. For the three months ended April 30, 2015, we recorded gains due to changes in the fair value of our outstanding ethanol derivative positions of approximately $2,500. For the six months ended April 30, 2015, we recorded losses due to changes in the fair value of our outstanding ethanol derivative positions of approximately $32,000. For the three months ended April 30, 2015, we recorded gains due to the change in fair value of our outstanding natural gas derivative positions of approximately $6,200. For the six months ended April 30, 2015, we recorded losses due to the change in fair value of our outstanding natural gas derivative positions of approximately $36,000 .

As corn prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to produce long-term positive growth for us.

A sensitivity analysis has been prepared to estimate our exposure to ethanol, distillers grains, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas prices and average ethanol and distillers grains prices as of April 30, 2015 net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from April 30, 2015. The results of this analysis, which may differ from actual results, are approximately as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price as of April 30, 2015	Approximate Adverse Change to Income
Natural Gas	1,398,250	MMBTU	10%	$727,090
Ethanol	59,500,000	Gallons	10%	$8,925,000
Corn	20,659,722	Bushels	10%	$7,437,500
DDGs	163,211	Tons	10%	$2,284,954

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

Our management, including our Chief Executive Officer (the principal executive officer), Brian Kletscher, along with our Chief Financial Officer (the principal financial officer), Lucas Schneider, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of April 30, 2015.  Based on this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the six months ended April 30, 2015, which were identified in connection with management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

On June 9, 2015, our board of governors appointed David Eis to fill a vacancy on the board of governors with such appointment to be effective as of June 15, 2015. Mr. Eis will serve for the unexpired term of his predecessor which expires in 2017. Mr. Eis is expected to be named to one or more committees of the board of governors. However, no determination has yet been made as to which committees he will be named.

Item 6. Exhibits.

(a)	The following exhibits are filed as part of this report.

Exhibit No.	Exhibit
10.1	Rice Lake Construction Agreement dated April 24, 2015*
31.1	Certificate Pursuant to 17 CFR 240.13a-14(a)*
31.2	Certificate Pursuant to 17 CFR 240.13a-14(a)*
32.1	Certificate Pursuant to 18 U.S.C. Section 1350*
32.2	Certificate Pursuant to 18 U.S.C. Section 1350*
101
The following financial information from Highwater Ethanol, LLC's Quarterly Report on Form 10-Q for the quarter ended April 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets as of April 30, 2015 and October 31, 2014, (ii) Condensed Statements of Operations for the three and six months ended April 30, 2015 and 2014, (iii) Condensed Statements of Comprehensive Income (Loss) for the three and six months ended April 30, 2015 and 2014, (iv) Statements of Cash Flows for the six months ended April 30, 2015 and 2014, and (v) the Notes to Condensed Financial Statements.**

* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HIGHWATER ETHANOL, LLC

Date:	June 11, 2015	/s/ Brian Kletscher
Brian Kletscher
Chief Executive Officer
(Principal Executive Officer)

Date:	June 11, 2015	/s/ Lucas Schneider
Lucas Schneider
Chief Financial Officer
(Principal Financial and Accounting Officer)