Form 10-Q
period 2015-07-31
HIGHWATER ETHANOL LLC
filed 2015-09-10
CIK 1371451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended July 31, 2015

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
☐ Yes     ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  As of September 10, 2015 there were 4,953 membership units outstanding.

PART I    FINANCIAL INFORMATION

Item 1. Financial Statements

HIGHWATER ETHANOL, LLC
Condensed Balance Sheets

ASSETS	July 31, 2015	October 31, 2014
	(Unaudited)
Current Assets
Cash and cash equivalents	$12,870,517	$15,511,589
Derivative instruments	271,240	257,934
Accounts receivable	3,485,315	4,382,371
Inventories	4,667,416	4,295,191
Prepaids and other	90,746	55,650
Total current assets	21,385,234	24,502,735

Property and Equipment
Land and land improvements	6,881,124	6,881,124
Buildings	38,516,347	38,489,826
Office equipment	624,094	589,727
Equipment	64,864,783	64,015,750
Vehicles	52,994	52,994
Construction in progress	2,399,342	317,477
	113,338,684	110,346,898
Less accumulated depreciation	(37,994,199)	(32,862,880)
Net property and equipment	75,344,485	77,484,018

Other Assets
Investments	2,523,115	2,403,452
Debt issuance costs, net	184,848	231,347
Deposits	191,457	191,457
Total other assets	2,899,420	2,826,256

Total Assets	$99,629,139	$104,813,009

LIABILITIES AND MEMBERS' EQUITY	July 31, 2015	October 31, 2014
	(Unaudited)
Current Liabilities
Accounts payable	$1,498,632	$1,897,610
Accrued expenses	1,013,377	1,034,907
Customer deposits	55,072	—
Current maturities of long-term debt	4,321,965	4,298,766
Total current liabilities	6,889,046	7,231,283

Long-Term Debt	20,829,530	24,315,010

Commitments and Contingencies

Members' Equity
Members' equity, 4,953 units outstanding	71,910,563	73,266,716

Total Liabilities and Members’ Equity	$99,629,139	$104,813,009

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Condensed Unaudited Statements of Operations

	Three Months Ended		Nine Months Ended
	July 31, 2015	July 31, 2014	July 31, 2015	July 31, 2014

Revenues	$28,641,415	$37,172,560	$84,547,370	$107,802,687

Cost of Goods Sold	25,857,236	31,927,445	78,226,325	86,312,425
				.
Gross Profit	2,784,179	5,245,115	6,321,045	21,490,262

Operating Expenses	528,875	468,920	1,855,268	1,668,270

Operating Profit	2,255,304	4,776,195	4,465,777	19,821,992

Other Income (Expense)
Interest income	3,255	6,968	10,637	16,715
Other income	263,219	8,758	345,452	258,148
Interest expense	(253,166)	(576,588)	(817,582)	(2,561,392)
Gain on interest rate swap	—	—	—	427,091
Income from equity method investments	72,424	73,983	211,688	65,654
Total other income (expense), net	85,732	(486,879)	(249,805)	(1,793,784)

Net Income	$2,341,036	$4,289,316	$4,215,972	$18,028,208

Weighted Average Units Outstanding	4,953	4,953	4,953	4,953
Net Income Per Unit	$472.65	$866.00	$851.20	$3,639.86
Distributions Per Unit	$—	$—	$1,125	$—

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Condensed Unaudited Statements of Comprehensive Income

	Three Months Ended		Nine Months Ended
	July 31, 2015	July 31, 2014	July 31, 2015	July 31, 2014

Net Income	$2,341,036	$4,289,316	$4,215,972	$18,028,208
Other Comprehensive Income (Loss)
Unrealized loss on restricted marketable securities	—	(764)	—	(4,440)
Comprehensive Income	$2,341,036	$4,288,552	$4,215,972	$18,023,768

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Condensed Unaudited Statements of Cash Flows

	Nine Months Ended
	July 31, 2015	July 31, 2014
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net income	$4,215,972	$18,028,208
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	5,177,819	4,961,950
Income from equity method investments	(211,688)	(65,654)
Non-cash patronage income	(255,375)	(197,494)
Change in assets and liabilities
Restricted marketable securities	—	28,484
Accounts receivable	897,056	(2,077,273)
Inventories	(372,225)	(1,350,805)
Derivative instruments	(13,307)	114,048
Prepaids and other	(35,097)	86,691
Customer deposits	55,072	7,379
Accounts payable	(430,243)	1,257,495
Accrued expenses	(21,530)	474,161
Net cash provided by operating activities	9,006,454	21,267,190

Cash Flows from Investing Activities
Capital expenditures	(2,960,520)	(797,724)
Dividends received from (investment in) equity method investments	347,400	(234,000)
Net cash used in investing activities	(2,613,120)	(1,031,724)

Cash Flows from Financing Activities
Payments on long-term debt	(3,462,281)	(34,459,766)
Advances on long-term debt	—	20,000,000
Payment of debt issuance costs	—	(222,650)
Member distributions	(5,572,125)	—
Net cash used in financing activities	(9,034,406)	(14,682,416)

Net Increase (Decrease) in Cash and Cash Equivalents	(2,641,072)	5,553,050

Cash and Cash equivalents – Beginning of Period	15,511,589	7,869,188

Cash and Cash equivalents – End of Period	$12,870,517	$13,422,238

Supplemental Cash Flow Information
Cash paid for interest expense	$704,127	$2,282,251

Supplemental Disclosure of Noncash Financing and Investing Activities
Unrealized loss on restricted marketable securities	$—	$(4,440)
Capital lease financing	$—	$2,352,137
Capital expenditures included in accounts payable	$31,265	$—

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
July 31, 2015

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

In the opinion of management, the interim condensed financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for fair presentation of the Company's financial position as of July 31, 2015 and the results of operations and cash flows for all periods presented.

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
July 31, 2015

quantities expected to be used or sold over a reasonable period in the normal course of business. Contracts that meet the requirements of normal purchases or sales are documented as normal and exempted from accounting as derivatives, therefore, are not marked to market in our financial statements.

The Company entered into corn and ethanol commodity-based and natural gas derivatives in order to protect cash flows from fluctuations caused by volatility in prices. These derivatives are not designated as effective hedges for accounting purposes. For derivative instruments that are not accounted for as hedges, or for the ineffective portions of qualifying hedges, the change in fair value is recorded through earnings in the period of change. Changes in fair market value of ethanol derivatives are included in revenues. Changes in fair market value of corn and natural gas derivatives are included in costs of goods sold.

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts receivable, and accounts payable, and other working capital items approximate fair value at July 31, 2015 due to the short maturity nature of these instruments.

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

The Company is one of eight member owner-investors in Lawrenceville Tank, LLC. The Company has a 7% ownership in Lawrenceville Tank, LLC which owns and operates a trans load/tank facility in Atlanta, Georgia area. This provides another area of opportunity for the Company’s ethanol production to be marketed by RPMG

The Company consistently follows the practice of recognizing the net income based on the most recent reliable data. Therefore, the net income which is reported in the Company's income statement for the quarter ended July 31, 2015 is based on the investee’s results of operations for the three month period ended June 30, 2015.

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

HIGHWATER ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
July 31, 2015

3. FAIR VALUE MEASUREMENTS

The following table provides information on those assets (liabilities) measured at fair value on a recurring basis.

	Fair Value as of	Fair Value Measurement Using
	July 31, 2015	Level 1	Level 2	Level 3
Derivative instruments - commodities	$(512,718)	$(512,718)	$—	$—

	Fair Value as of	Fair Value Measurement Using
	October 31, 2014	Level 1	Level 2	Level 3
Derivative instruments - commodities	$(339,011)	$(339,011)	$—	$—

The Company determines the fair values of commodities by obtaining the fair value measurements from an independent pricing service based on dealer quotes and live trading levels from the Chicago Board of Trade.

4. INVENTORIES

Inventories consisted of the following at:

	July 31, 2015	October 31, 2014

Raw materials	$1,641,110	$1,653,015
Spare parts and supplies	1,858,896	1,603,984
Work in process	766,350	710,583
Finished goods	401,060	327,609
Total	$4,667,416	$4,295,191

5. DERIVATIVE INSTRUMENTS

As of July 31, 2015, the Company had entered into corn derivative instruments, which are required to be recorded as either assets or liabilities at fair value in the balance sheet. The Company uses these instruments to manage risks from changes in market rates and prices. They are not used for speculative purposes. Derivatives qualify for treatment as hedges when there is a high correlation between the change in fair value of the derivative instrument and the related change in value of the underlying hedged item. The Company may designate the hedging instruments based upon the exposure being hedged as a fair value hedge, a cash flow hedge or a hedge against foreign currency exposure. The derivative instruments outstanding at July 31, 2015 are not designated as effective hedges for accounting purposes.

Commodity Contracts

As of July 31, 2015, the Company has open positions for 175,000 bushels of corn. Management expects all open positions outstanding as of July 31, 2015 to be realized within the next twelve months.

The following tables provide details regarding the Company's derivative instruments at July 31, 2015 and October 31, 2014:

HIGHWATER ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
July 31, 2015

Instrument	Balance Sheet location	July 31, 2015	October 31, 2014

Corn, natural gas and ethanol contracts
In gain position		$—	$—
In loss position		(512,718)	(339,011)
Deposits with broker		783,958	596,945
	Current assets	$271,240	$257,934

The following tables provide details regarding the gains (losses) from the Company's derivative instruments in the statements of operations, none of which are designated as hedging instruments:

	Statement of	Three Months Ended July 31,
	Operations location	2015	2014
Ethanol contracts	Revenues	$223	$46,357
Corn contracts	Cost of goods sold	(54,866)	(1,911,954)
Natural gas contracts	Cost of goods sold	9,010	(52,340)

	Statement of	Nine Months Ended July 31,
	Operations location	2015	2014
Interest rate swap	Other income (expense)	$—	$427,091
Ethanol contracts	Revenues	(32,235)	(477,785)
Corn contracts	Cost of goods sold	337,180	(611,140)
Natural gas contracts	Cost of goods sold	(26,562)	(144,546)

6. DEBT FINANCING

Long-term debt consists of the following at:

	July 31, 2015	October 31, 2014
Variable Rate Term Loan (AgStar)	$23,616,419	$26,509,288

Capital lease	1,535,076	2,104,488

Total	25,151,495	28,613,776

Less amounts due within one year	4,321,965	4,298,766

Net long-term debt	$20,829,530	$24,315,010

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

HIGHWATER ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
July 31, 2015

Term Loan

The Term Loan is for $27,000,000 with a variable interest rate that is the greater of the 30-day LIBOR rate plus 325 basis points with no minimum interest rate. Monthly principal payments are due on the Term Loan of approximately $321,000 plus accrued interest. Payments are based upon a seven year amortization and the Term Loan is fully amortized. The outstanding balance on this note was $23,616,419 at July 31, 2015. The Company may convert the Term Loan to a fixed rate loan, subject to certain conditions as described in the Amended and Restated Credit Agreement and with the consent of AgStar.

Term Revolving Loan

The Term Revolving Loan is for up to $5,000,000 with a variable interest rate that is the 30-day LIBOR rate plus 325 basis points with no minimum interest rate. The Term Revolving Loan may be advanced, repaid and re-borrowed during the term. Monthly interest payments are due on the Term Revolving Loan. Payment of all amounts outstanding is due on September 22, 2021. The outstanding balance was $0 at July 31, 2015 and October 31, 2014. As of July 31, 2015, the Company has $2,000,000 in letters of credit outstanding which reduce the amount available under the Term Revolving Loan. The Company pays interest at a rate of 1.5% on amounts outstanding for the letters of credit.

Revolving Line of Credit

The Company has a Revolving Line of Credit available equal to the amount of the Borrowing Base, with a maximum limit of $5,000,000. The Borrowing Base will vary and may at times be less than $5,000,000. Effective February 26, 2015, the Company extended the expiration date on the Revolving Line of Credit to March 1, 2016. The Revolving Line of Credit accrues interest at the 30-day LIBOR rate plus 325 basis points with no minimum interest rate. Monthly interest payments are due on the Revolving Line of Credit. The outstanding balance was $0 at July 31, 2015 and October 31, 2014.

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

HIGHWATER ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
July 31, 2015

Butamax retains ownership of the corn oil separation system and technology but agrees to lease it to the Company for a term of 120 months subject to Butamax's right to remove the system if the Company is in breach of the Agreements. The term of the lease may also be extended or terminated pursuant to the terms of the Agreements. The Company is responsible for repairs and maintenance of the system and bear the risk of loss. In return, the Company agrees to payment of certain license fees which are subject to being reduced under the terms of the Agreements if the corn oil separation system does not meet certain performance goals.  The Agreements provide that the corn oil separation system shall be conveyed to the Company at the end of the term so long as the Company is not in breach of the Agreements. The Company granted a security interest to Butamax in the corn oil separation system to secure its obligations under the Agreements.  Pursuant to the Agreements, the Company agreed, subject to certain obligations of confidentiality, to provide Butamax with Company information on a monthly basis including business and financial information and have granted Butamax the option to have a representative present in board and committee meetings as an observer.  The Company also agreed to give Butamax notice in the event of an issuance or sale of membership interests or convertible debt instruments.  The Company recorded this as a capital lease in April 2014, and the balance as of July 31, 2015 was $1,535,076.

The estimated maturities of the long-term debt at July 31, 2015 are as follows:

2015	$4,321,965
2016	4,606,001
2017	3,857,160
2018	3,857,160
2019	3,857,160
2020 and thereafter	4,652,049
Long-term debt	$25,151,495

7. COMMITMENTS AND CONTINGENCIES

Regulatory Agencies

The Company is subject to oversight from regulatory agencies regarding environmental concerns which arise in the ordinary course of its business.

Forward Contracts

At July 31, 2015, the Company has approximately 1,025,000 MMBTUs of forward fixed price natural gas purchase contracts for various delivery periods through March 2017. The Company also has approximately 749,000 gallons of forward fixed price denaturant purchase contracts for various delivery periods through April 2016. In addition, the Company has forward dried distiller grains sales contracts of approximately 24,000 tons at various fixed prices for various delivery periods through December 2015.

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

The Company has approved a project to add additional grain storage which is expected to add 600,000 bushels of storage and cost approximately $1,900,000. In connection therewith, the Company has entered into a construction agreement with a contractor to construct the grain bin. The project is expected to begin during the fourth quarter of fiscal year 2015.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three and nine month periods ended July 31, 2015, compared to the same periods of the prior fiscal year. This discussion should be read in conjunction with the condensed financial statements and notes and the information contained in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2014.

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

We have approved a project to add additional grain storage which is expected to add 600,000 bushels of storage and cost approximately $1,900,000. The project is expected to commence during the fourth quarter of our 2015 fiscal year and be completed during the second quarter of our 2016 fiscal year.

The ethanol industry is dependent on several economic incentives which if reduced or eliminated could significantly impact ethanol demand. One of these is the Renewable Fuels Standard (“RFS”) program which requires that, in each year, a certain amount of renewable fuels be used in the United States. However, the United States Environmental Protection Agency ("EPA") has the authority to waive the RFS statutory volume requirement, in whole or in part, provided one of the following two conditions have been met: (1) there is inadequate domestic renewable fuel supply; or (2) implementation of the requirement would severely harm the economy or environment of a state, region or the United States. Annually, the EPA is supposed to pass a rule that establishes the number of gallons of different types of renewable fuels that must be used in the United States which is called the renewable volume obligations. However, the EPA decided to delay finalizing the rule on the 2014 and 2015 RFS standards until after the end of 2014. On May 29, 2015, the EPA released proposed rules for the 2014, 2015 and 2016 renewable volume obligations. The statutory volumes and the EPA proposed volumes for 2014, 2015 and 2016 (in billion gallons) are as follows:

		Total Renewable Fuel Volume Requirement	Portion of Volume Requirement That Can Be Met By Corn-based Ethanol
2014	Statutory	18.15	14.40
	EPA Proposal 5/29/2015	15.93	13.25
2015	Statutory	20.50	15.00
	EPA Proposal 5/29/2015	16.30	13.40
2016	Statutory	22.25	15.00
	EPA Proposal 5/29/2015	17.40	14.00

The public comment period on the proposed rules was open through July 27, 2015. If the volume requirements under the RFS are reduced of if the RFS were to be otherwise reduced or eliminated by the exercise of the EPA waiver authority or by Congress, the market price and demand for ethanol could decrease which will negatively impact our financial performance.

We expect to fund our operations during the next 12 months using cash flow from our continuing operations and our current credit facilities. However, should we experience unfavorable operating conditions in the ethanol industry that prevent us from profitably operating the ethanol plant, we may need to seek additional funding.

Results of Operations for the Three Months Ended July 31, 2015 and 2014

The following table shows the results of our operations and the approximate percentage of revenues, costs of goods sold, operating expenses and other items to total revenues in our unaudited statements of operations for the three months ended July 31, 2015 and 2014:

	2015		2014
Statement of Operations Data	Amount (unaudited)%		Amount (unaudited)%

Revenue	$28,641,415	100.00%	$37,172,560	100.00%
Cost of Goods Sold	25,857,236	90.28%	31,927,445	85.89%
Gross Profit	2,784,179	9.72%	5,245,115	14.11%
Operating Expenses	528,875	1.85%	468,920	1.26%
Operating Profit	2,255,304	7.87%	4,776,195	12.85%
Other Income (Expense)	85,732	0.30%	(486,879)	(1.31)%
Net Income	$2,341,036	8.17%	$4,289,316	11.54%

The following table shows the sources of our revenue for the three months ended July 31, 2015 and 2014.

	2015		2014
Revenue Sources	Amount (Unaudited)%		Amount (Unaudited)%

Ethanol Sales	$21,703,955	75.78%	$29,825,474	80.23%
Modified Distillers Grains Sales	467,450	1.63%	732,732	1.97%
Dried Distillers Grains Sales	5,724,835	19.99%	5,731,212	15.42%
Corn Oil Sales	745,175	2.60%	883,142	2.38%
Total Revenues	$28,641,415	100.00%	$37,172,560	100.00%

Revenue
Ethanol
Our total revenues were lower for the three months ended July 31, 2015 as compared to the three months ended July 31, 2014. Revenue from ethanol sales decreased by approximately 27.2% during the three months ended July 31, 2015 as compared to the three months ended July 31, 2014, due to lower ethanol prices. The average ethanol sales price per gallon we received for the three months ended July 31, 2015 was approximately 28.1% lower than the average price we received for the three months ended July 31, 2014. Management attributes the decrease in the average price we received for our ethanol for the three months ended July 31, 2015 as compared to the three months ended July 31, 2014, to lower corn and gasoline prices in the three months ended July 31, 2015 as compared to the three months ended July 31, 2014, along with uncertainty regarding the EPA's proposed rules on renewable volume obligations set forth in the RFS followed by the announcement by the EPA in late May 2015 of the proposed rules.
Ethanol prices will likely continue to generally be directionally consistent with changes in corn prices and also could face downward pressure if demand decreases. Ethanol prices could also be negatively impacted if the renewable volume obligations set forth in the RFS were to be reduced as proposed by the EPA or if gasoline and oil prices remain low which could result in decreased demand for ethanol. Ethanol prices may stabilize somewhat during the next fiscal quarter if ethanol exports increase as currently expected. However, a decline in ethanol exports due to the imposition of a new import tax by Brazil could have a negative effect on exports unless additional demand can be created from other foreign markets. In addition, if we were to experience difficulty in transporting ethanol due to rail delays we may have to decrease production at the plant which would impact our ability to operate the ethanol plant profitably.

The gallons of ethanol we sold during the three months ended July 31, 2015 increased by approximately 1.3% as compared to the number of gallons of ethanol we sold for the three months ended July 31, 2014 due to increased production. Management anticipates that the amount of ethanol produced for the three months ended July 31, 2015, will remain relatively consistent in the future.

In the ordinary course of business, we enter into forward contracts for our commodity purchases and sales. However, at July 31, 2015, we have no forward ethanol sales contracts. We had gains related to ethanol based derivative instruments of approximately $200 for the three months ended July 31, 2015. We had gains related to ethanol based derivative instruments of approximately $46,000 for the three months ended July 31, 2014.

Distillers Grains

Revenue from distillers grains sales decreased by approximately 4.2% during the three months ended July 31, 2015 as compared to the three months ended July 31, 2014. This is primarily a result of the lower distillers grains prices we received during the three months ended July 31, 2015 as compared to the three months ended July 31, 2014. For the three months ended July 31, 2015, the average price per ton of modified distillers grains we received was approximately 30% lower than during the three months ended July 31, 2014. For the three months ended July 31, 2015, the average price per ton of dried distillers grains we received was approximately 4.7% lower than the average price we received during the three months ended July 31, 2014. Management attributes the decrease in the average price we received for dried distillers grains and modified distillers grains in part to lower corn prices and increased corn supplies during the three months ended July 31, 2015 as compared to the three months ended July 31, 2014, as market prices for distillers grains change directionally in relation to the price and availability of other animal feeds, such as corn and also soybean meal. However, although distillers grains prices for the three months ended July 31, 2015 are lower as compared to the three months ended July 31, 2014, distillers grains prices trended up during our third fiscal quarter in response to an increase in domestic and export demand.

Management anticipates that distillers grains prices will continue to follow corn prices and change in relation to the availability of corn throughout our fiscal year. In addition, distillers grains prices are expected to be affected by changes in foreign demand. China has been a significant consumer of exported distillers grains following the resolution of a dispute last year related to the presence of a genetically modified trait not approved by China for import. If demand from China were to decline or if China were to reinstate the ban on, or and place additional restrictions on, imports of U.S. distillers grains, export demand of distillers grains may be significantly reduced which would negatively affect the price of distillers grains in the U.S. unless additional demand can be created from other foreign markets or domestically.

The tons of modified distillers grains we sold during the three months ended July 31, 2015, decreased by approximately 8.7% as compared to the three months ended July 31, 2014 due to an increase in the availability of corn locally which reduced the demand for our product in our area. However, the tons of dried distillers grains during the three months ended July 31, 2015, increased by approximately 4.8% as compared to the tons of dried distillers grains we sold for the three months ended July 31, 2014. However, our overall production of distillers grains increased slightly during the nine months ended July 31, 2015 as compared to the three months ended July 31, 2014 due to increased ethanol production which was offset partially by our commencement of production of corn oil in April 2014. Management anticipates that the amount of distillers grains produced for the three months ended July 31, 2015 will remain relatively consistent in the future.

At July 31, 2015, we have approximately 24,000 tons of forward dried distiller grains sales contracts at various fixed prices for various delivery periods through December 2015.

Corn Oil

Revenue from corn oil sales decreased by approximately 15.6% during the three months ended July 31, 2015 as compared to the three months ended July 31, 2014. This is primarily a result of the lower corn oil prices we received during the three months ended July 31, 2015 as compared to the three months ended July 31, 2014 due primarily to lower corn oil demand and lower corn prices. For the three months ended July 31, 2015, the average price per pound of corn oil we received was approximately 32.4% lower than during the three months ended July 31, 2014. Management anticipates that corn oil prices will continue to be affected by biodiesel demand since biodiesel production is a major source of corn oil demand. In addition, corn oil prices will likely be impacted by corn prices and could decline due to increased corn oil supply entering the market.

The pounds of corn oil we sold during the three months ended July 31, 2015, increased by approximately 21.6% as compared to the the three months ended July 31, 2014. Management anticipates that our corn oil production for the three months ended July 31, 2015, will remain relatively consistent in the future. However, we are still working to gain the best efficiency from the corn oil equipment which could positively affect corn oil production.

At July 31, 2015, we have no forward corn oil sales contracts.

Cost of Goods Sold

Corn

Our two largest costs of production are corn (73.0% of cost of goods sold for the three months ended July 31, 2015) and natural gas (5.4% of cost of goods sold for the three months ended July 31, 2015). Our total cost of goods sold was approximately 19.0% less during the three months ended July 31, 2015 as compared to the three months ended July 31, 2014. Our average price per bushel of corn for the three months ended July 31, 2015 decreased by approximately 22.0% per bushel, compared to the same period in 2014, due to favorable projections as to the fall corn crop in our local area. Management expects there to be an adequate corn supply available in our area to operate the ethanol plant and that prices during our 2015 fiscal year may continue to be lower due to a plentiful supply in our area. However, corn prices and availability will likely remain volatile in the future and may be impacted by weather conditions, supply and demand, stocks and other factors and could significantly impact our costs of production.

We used approximately 3.2% more bushels of corn in the three months ended July 31, 2015 as compared to the three months ended July 31, 2014 due to increased production.

At July 31, 2015, we have no forward corn purchase contracts. For the three months ended July 31, 2015, we had losses related to corn derivative instruments of approximately $55,000 which increased cost of sales. For the three months ended July 31, 2014, we had losses related to corn derivative instruments of approximately $1,912,000.

Natural Gas

Our average price per MMBTU of natural gas was 26.1% lower for the three months ended July 31, 2015 as compared to the three months ended July 31, 2014. Natural gas prices were lower on average due to lower demand resulting primarily from a relatively mild winter as compared to the harsh winter and colder temperatures experienced during the three months ended July 31, 2014 resulting in plentiful supply. Management anticipates that higher natural gas prices could return if there is an increase in demand which depletes natural gas supplies. In addition, production problems in the natural gas industry could affect supply and lead to higher prices.

For the three months ended July 31, 2015, we purchased approximately 1.7% more natural gas as compared to the three months ended July 31, 2014. This increase in natural gas usage is primarily due to increased production.

At July 31, 2015, we have approximately 1,025,000 MMBTUs of forward natural gas sales contracts for various delivery periods through March 2017. For the three months ended July 31, 2015, we had gains related to natural gas derivative instruments of approximately $9,000. For the three months ended July 31, 2014, we had losses related to natural gas derivative instruments of approximately $52,000.

Operating Expense

We had operating expenses for the three months ended July 31, 2015 of $528,875 as compared to operating expenses of $468,920 for the three months ended July 31, 2014. Management attributes this increase in operating expenses primarily to an increase in membership dues and licenses and permits for the three months ended July 31, 2015 as compared to the three months ended July 31, 2014. Management continues to pursue strategies to optimize efficiencies and maximize production. These efforts may result in a decrease in our operating expenses on a per gallon basis. However, because these expenses do not vary with the level of production at the plant, we expect our operating expenses to remain relatively steady.

Operating Profit

We had profit from operations for the three months ended July 31, 2015 of $2,255,304 which is approximately 7.87% of our revenues compared to a profit of $4,776,195 which was approximately 12.85% of our revenues for the three months ended July 31, 2014. This decrease in our operating income is primarily due to a decrease in the price we received for our ethanol relative to the price we paid for corn.

Other Income (Expense)

We had total other income for the three months ended July 31, 2015 of $85,732 as compared to other expense of $486,879 for the three months ended July 31, 2014. Our other income, for the three months ended July 31, 2015, consisted primarily of patronage income and income from investments offset in part by interest expense. This decrease in other expense is primarily due to a reduction in interest expense resulting from a decrease in our long-term debt.

Results of Operations for the Nine Months Ended July 31, 2015 and 2014

The following table shows the results of our operations and the approximate percentage of revenues, costs of goods sold, operating expenses and other items to total revenues in our unaudited statements of operations for the nine months ended July 31, 2015 and 2014:

	2015		2014
Statement of Operations Data	Amount (unaudited)%		Amount (unaudited)%

Revenue	$84,547,370	100.00%	$107,802,687	100.00%
Cost of Goods Sold	78,226,325	92.52%	86,312,425	80.07%
Gross Profit	6,321,045	7.48%	21,490,262	19.93%
Operating Expenses	1,855,268	2.19%	1,668,270	1.55%
Operating Profit	4,465,777	5.28%	19,821,992	18.39%
Other Expense	(249,805)	(0.30)%	(1,793,784)	(1.66)%
Net Income	$4,215,972	4.99%	$18,028,208	16.72%

The following table shows the sources of our revenue for the nine months ended July 31, 2015 and 2014.

	2015		2014
Revenue Sources	Amount (Unaudited)%		Amount (Unaudited)%

Ethanol Sales	$66,113,021	78.20%	$85,615,910	79.42%
Modified Distillers Grains Sales	1,556,883	1.84%	2,974,760	2.76%
Dried Distillers Grains Sales	14,701,228	17.39%	18,182,694	16.87%
Corn Oil Sales	2,176,238	2.57%	1,029,323	0.95%
Total Revenues	$84,547,370	100.00%	$107,802,687	100.00%

Revenue
Ethanol
Our total revenues were lower for the nine months ended July 31, 2015 as compared to the nine months ended July 31, 2014. Revenue from ethanol sales decreased by approximately 22.8% during the nine months ended July 31, 2015 as compared to the nine months ended July 31, 2014 due to lower ethanol prices resulting primarily from lower corn and gasoline prices in the nine months ended July 31, 2015 as compared to the nine months ended July 31, 2014, along with uncertainty regarding the EPA's proposed rules on renewable volume obligations set forth in the RFS followed by the announcement by the EPA of the proposed rules. The average ethanol sales price per gallon we received for the nine months ended July 31, 2015 was approximately 27.9% lower than the average price we received for the nine months ended July 31, 2014.

The gallons of ethanol we sold during the nine months ended July 31, 2015 increased by approximately 7.2% as compared to the number of gallons of ethanol we sold for the nine months ended July 31, 2014 due primarily to rail delays which resulted in lower ethanol production for the nine months ended July 31, 2014.
We had losses related to ethanol based derivative instruments of approximately $32,000 for the nine months ended July 31, 2015. We had losses related to ethanol based derivative instruments of approximately $478,000 for the nine months ended July 31, 2014.

Distillers Grains

Revenue from distillers grains decreased by approximately 19.1% during the nine months ended July 31, 2015 as compared to the nine months ended July 31, 2014. This is primarily a result of lower distillers grains prices during the nine months ended July 31, 2015 as compared to the nine months ended July 31, 2014. For the nine months ended July 31, 2015, the average price per ton that we received for our modified distillers grains was approximately 36.4% lower and the average price per ton that we received for our dried distillers grains was approximately 23.4% lower than during the nine months ended July 31, 2014 due to lower corn prices and increased corn supplies.

The tons of modified distillers grains we sold during the nine months ended July 31, 2015, decreased by approximately 17.7% as compared to the nine months ended July 31, 2014 due to an increase in the availability of corn locally which reduced the demand for our product in our area. The tons of dried distillers grains we sold during the nine months ended July 31, 2015, increased by approximately 5.6% as compared to the tons of dried distillers grains we sold for the nine months ended July 31, 2014. However, our overall production of distillers grains decreased during the nine months ended July 31, 2015 due to our commencement of production of corn oil in April 2014.

Corn Oil

In April 2014, we completed installation of our corn oil extraction equipment and began producing corn oil at our plant. Management anticipates that our corn oil production will be comparable in the future to our production for the nine months ended July 31, 2015. However, we are still working to gain the best efficiency from the corn oil equipment which could positively affect corn oil production.

Cost of Goods Sold

Corn

Our two largest costs of production are corn (71.4% of cost of goods sold for the nine months ended July 31, 2015) and natural gas (6.7% of cost of goods sold for the nine months ended July 31, 2015). Our total cost of goods sold was approximately 3.7% less during the nine months ended July 31, 2015 as compared to the nine months ended July 31, 2014.

Our average price per bushel of corn for the nine months ended July 31, 2015 decreased by approximately 17.2% per bushel as compared to the same period in 2014, due to lower corn prices in response to a record corn crop harvested in the fall of 2014 and favorable projections as to the 2015 corn crop in our local area. We used approximately 5.6% more bushels of corn in the nine months ended July 31, 2015 as compared to the nine months ended July 31, 2014, due to increased production.

For the nine months ended July 31, 2015, we had gains related to corn derivative instruments of approximately $337,000, which decreased cost of sales. For the nine months ended July 31, 2014, we had losses related to corn derivative instruments of approximately $611,000.

Natural Gas

For the nine months ended July 31, 2015, we purchased approximately 6.0% more natural gas as compared to the nine months ended July 31, 2014. This increase in natural gas usage is primarily due to increased production. Our average price per MMBTU of natural gas was 26.3% lower for the nine months ended July 31, 2015 as compared to the nine months ended July 31, 2014. Natural gas prices were lower on average due to lower demand resulting primarily from a relatively mild winter as compared to the harsh winter and colder temperatures experienced during the nine months ended July 31, 2014.

For the nine months ended July 31, 2015, we had losses related to natural gas based derivative instruments of approximately $27,000. For the nine months ended July 31, 2014, we had losses related to natural gas based derivative instruments of approximately $145,000.

Operating Expense

We had operating expenses for the nine months ended July 31, 2015 of $1,855,268 as compared to operating expenses of $1,668,270 for the nine months ended July 31, 2014. Management attributes this increase in operating expenses primarily to an increase in membership dues and training for the nine months ended July 31, 2015 as compared to the nine months ended July 31, 2014. Management continues to pursue strategies to optimize efficiencies and maximize production. These efforts may result in a decrease in our operating expenses on a per gallon basis. However, because these expenses do not vary with the level of production at the plant, we expect our operating expenses to remain relatively steady.

Operating Profit

We had profit from operations for the nine months ended July 31, 2015 of $4,465,777 which is approximately 5.28% of our revenues compared to a profit of $19,821,992 which was approximately 18.39% of our revenues for the nine months ended July 31, 2014. This decrease in our operating income is primarily due to a decrease in the price we received for our ethanol relative to the price we paid for corn.

Other Expense

We had total other expense for the nine months ended July 31, 2015 of $249,805 compared to other expense of $1,793,784 for the nine months ended July 31, 2014. Our other expense for the nine months ended July 31, 2015 consisted primarily of interest expense offset in part by income from our investments and patronage income. This decrease in other expense is primarily due to a reduction in interest expense resulting from a decrease in our long-term debt.

Changes in Financial Condition for the Nine Months Ended July 31, 2015

The following table highlights the changes in our financial condition for the nine months ended July 31, 2015 from our previous fiscal year ended October 31, 2014:

	April 30, 2015 (unaudited)	October 31, 2014
Current Assets	$21,385,234	$24,502,735
Current Liabilities	6,889,046	7,231,283
Long-Term Debt	20,829,530	24,315,010

Current Assets

The decrease in current assets is primarily the result of decreases in cash and cash equivalents and accounts receivable, which were offset partially by an increase in inventories at July 31, 2015 as compared to October 31, 2014. We used cash to pay a distribution to our members in December 2014.

Current Liabilities

The decrease in current liabilities is due primarily to a decreases in accounts payable which was offset partially by increases in customer deposits and current maturities of long-term debt at July 31, 2015 as compared to October 31, 2014.

Long-Term Debt

Long-term debt decreased at July 31, 2015 as compared to October 31, 2014 primarily due to scheduled principal repayments on our loans.

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

The following table shows cash flows for the nine months ended July 31, 2015 and 2014:

	Nine Months Ended April 30
	2015	2014
	(unaudited)	(unaudited)
Net cash provided by operating activities	$9,006,454	$21,267,190
Net cash used in investing activities	(2,613,120)	(1,031,724)
Net cash used in financing activities	(9,034,406)	(14,682,416)

Cash Flow From Operations

We experienced a decrease in our cash provided by operating activities for the nine months ended July 31, 2015 as compared to the same period in 2014. This decrease was primarily due to a decrease in our net income for the nine months ended July 31, 2015 as compared to the same period in 2014. During the nine months ended July 31, 2015, our capital needs were being adequately met through cash from our operating activities and our credit facilities.

Cash Flow From Investing Activities

We used more cash in investing activities for the nine month period ended July 31, 2015 as compared to the same period in 2014. This change was primarily due to an increase in capital expenditures which was partially offset by a cash distribution from an investment received during the nine months ended July 31, 2015.

Cash Flow From Financing Activities

We used less cash for financing activities during the nine months ended July 31, 2015 as compared to the same period in 2014. This was primarily a result of a decrease in amounts paid on long term debt during the nine months ended July 31, 2015 which was partially offset by a distribution to our members in December 2014.

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

Term Loan

The Term Loan is for $27,000,000 with a variable interest rate that is equal to 30-day LIBOR rate plus 325 basis points with no minimum interest rate. The applicable interest rate at July 31, 2015 was 3.44%. We make monthly principal payments on the Term Loan of approximately $321,000 plus accrued interest. Payments are based upon a seven year amortization and the Term Loan is fully amortized. The outstanding balance on this note was $23,616,419 at July 31, 2015. We may convert the Term Loan to a fixed rate loan, subject to certain conditions as described in the Amended and Restated Credit Agreement and with the consent of AgStar.

Term Revolving Loan

The Term Revolving Loan is for up to $5,000,000 with a variable interest rate that is the 30-day LIBOR rate plus 325 basis points with no minimum interest rate. The Term Revolving Loan may be advanced, repaid and re-borrowed during the term. We make monthly interest payments on the Term Revolving Loan. The outstanding balance on this note was $0 at July 31, 2015. Payment of all amounts outstanding is due on September 22, 2021. We also have $2,000,000 in letters of credit outstanding at July 31, 2015 which reduce the amount available under the Term Revolving Loan. We pay interest at a rate of 1.50% on amounts outstanding for the letters of credit.

Revolving Line of Credit

We have a Revolving Line of Credit available equal to the amount of the Borrowing Base, with a maximum limit of $5,000,000. The Borrowing Base will vary and may at times be less than $5,000,000. Effective February 26, 2015, our Revolving Line of Credit was extended until March 1, 2016. Our Revolving Line of Credit accrues interest at the 30-day LIBOR rate plus 325 basis points with no minimum interest rate. We will make monthly interest payments on the Revolving Line of Credit. The outstanding balance on this note was $0 at July 31, 2015.

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

Capital Lease

We entered into a series of related definitive agreements dated September 26, 2013 with Butamax which include an Easement for Construction and Process Demonstration Agreement, an Equipment Lease Agreement, a Technology License Agreement, a Technology Demonstration Risk Reduction Agreement and a Security Agreement (collectively, the "Agreements") pursuant to which Butamax constructed, installed and leases its corn oil separation system and licenses to the Company its proprietary, patent-protected corn oil separation technology.  Pursuant to the Agreements, we agreed to give Butamax access to our plant in order to construct, install, operate, test and commercially validate its corn oil separation system. Butamax retains ownership of the corn oil separation system and technology but leases it to the Company for a term of 120 months subject to Butamax's right to remove the system if we are in breach of the Agreements. The term of the lease may also be extended or terminated pursuant to the terms of the Agreements and we are responsible for repairs and maintenance of the system and bear the risk of loss. In return, we agree to payment of certain license fees which are subject to being reduced under the terms of the Agreements if the corn oil separation system does not meet certain performance goals.  The Agreements provide that the corn oil separation system shall be conveyed to the Company at the end of the term so long as we are not in breach of the Agreements. We have granted a security interest to Butamax in the corn oil separation system to secure our obligations under the Agreements.  Pursuant to the Agreements, we agreed, subject to certain obligations of confidentiality, to provide Butamax with Company information on a monthly basis including business and financial information and have granted Butamax the option to have a representative present in board and committee meetings as an observer.  We also agreed to give Butamax notice in the event of an issuance or sale of membership interests or convertible debt instruments.  If definitive agreements for biobutanol production are not executed, either the Company or Butamax may request that the corn oil separation system be removed and the license for the technology terminated.  We recorded this as a capital lease in April, 2014. The total outstanding commitment under the lease as of July 31, 2015 is $1,535,076, not including imputed interest payments.

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
We have executed a construction agreement with a contractor for the construction of a grain storage bin which is expected to add 600,000 bushels of storage and cost approximately $1,900,000. The project is expected to commence during the fourth quarter of our 2015 fiscal year and be completed during the second quarter of our 2016 fiscal year. We expect to fund the project with our existing credit facilities and cash generated from operations.

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

We have entered into corn commodity-based derivatives, natural gas derivatives and ethanol derivatives in order to protect cash flows from fluctuations caused by volatility in commodity prices. In practice, as markets move, we actively attempt to manage our risk and adjust hedging strategies as appropriate. We do not use hedge accounting which would match the gain or loss on our hedge positions to the specific commodity contracts being hedged. Instead, we use fair value accounting for our hedge positions, which means that as the current market price of our hedge position changes, the gains and losses are immediately recognized in our cost of goods sold. The immediate recognition of hedging gains and losses under fair value accounting can cause net income (loss) to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged.

As of July 31, 2015, the fair values of our corn, natural gas and ethanol derivative instruments are a net liability of approximately $513,000. As the prices of the hedged commodity moves in reaction to market trends and information, our statement of operations will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to protect the Company over the term of the contracts for the hedged amounts.

In the ordinary course of business, we enter into forward contracts for our commodity purchases and sales. At July 31, 2015, we have approximately 24,000 tons of forward dried distillers grains sales contracts for delivery periods through December 2015. At July 31, 2015, we also have approximately 1,025,600 MMBTUs of natural gas purchase contracts for delivery periods through March 2017. In addition, at July 31, 2015, we have approximately 749,000 gallons of forward fixed price denaturant purchase contracts for various delivery periods through April 2016.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from our Term Loan, our Term Revolving Loan and our Revolving Line of Credit, each bearing a variable interest rate.  As of July 31, 2015, we had $23,616,419 outstanding on the Term Loan. Interest will accrue at the greater of the 30-day LIBOR rate plus 325 basis points. The applicable interest rate at July 31, 2015 was 3.44%. If we were to experience a 10% adverse change in LIBOR, the annual effect such change would have on our income statement, based on the amount we had outstanding on our Term Loan at July 31, 2015, would be approximately $81,200. At July 31, 2015, we had $0 outstanding on our Term Revolving Loan and our Revolving Line of Credit.

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

In the ordinary course of business, we enter into forward contracts for our commodity purchases and sales. At July 31, 2015, we have approximately 24,000 tons of forward dried distillers grains sales contracts for delivery periods through December 2015. At July 31, 2015, we also have approximately 1,025,000 MMBTUs of natural gas purchase contracts for delivery periods through March 2017. In addition, at July 31, 2015, we have approximately 749,000 gallons of forward fixed price denaturant purchase contracts for various delivery periods through April 2016.

At July 31, 2015, we have open positions for 175,000 bushels of corn. These derivatives have not been designated as an effective hedge for accounting purposes. Corn derivatives are forecasted to settle within the next twelve months. We recorded losses due to changes in the fair value of our outstanding corn derivative positions for the three months ended July 31, 2015 of approximately $55,000. For the nine months ended July 31, 2015, we recorded gains due to changes in the fair value of our outstanding corn derivative positions of approximately $337,000. For the three months ended July 31, 2015, we recorded gains due to changes in the fair value of our outstanding ethanol derivative positions of approximately $200. For the nine months ended July 31, 2015, we recorded losses due to changes in the fair value of our outstanding ethanol derivative positions of approximately $32,000. For the three months ended July 31, 2015, we recorded gains due to the change in fair value of our outstanding natural gas derivative positions of approximately $9,000. For the nine months ended July 31, 2015, we recorded losses due to the change in fair value of our outstanding natural gas derivative positions of approximately $27,000.

As commodity prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to produce long-term positive growth for us.

A sensitivity analysis has been prepared to estimate our exposure to ethanol, distillers grains, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas prices and average ethanol and distillers grains prices as of July 31, 2015 net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from July 31, 2015. The results of this analysis, which may differ from actual results, are approximately as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price as of July 31, 2015	Approximate Adverse Change to Income
Natural Gas	1,480,256	MMBTU	10%	$694,240
Ethanol	59,500,000	Gallons	10%	$8,746,500
Corn	20,659,722	Bushels	10%	$7,354,861
DDGs	138,500	Tons	10%	$1,955,066

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

Our management, including our Chief Executive Officer (the principal executive officer), Brian Kletscher, along with our Chief Financial Officer (the principal financial officer), Lucas Schneider, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of July 31, 2015.  Based on this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the nine months ended July 31, 2015, which were identified in connection with management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
101
The following financial information from Highwater Ethanol, LLC's Quarterly Report on Form 10-Q for the quarter ended July 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets as of July 31, 2015 and October 31, 2014, (ii) Condensed Statements of Operations for the three and nine months ended July 31, 2015 and 2014, (iii) Condensed Statements of Comprehensive Income (Loss) for the three and six months ended July 31, 2015 and 2014, (iv) Statements of Cash Flows for the six months ended July 31, 2015 and 2014, and (v) the Notes to Condensed Financial Statements.**

* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HIGHWATER ETHANOL, LLC

Date:	September 10, 2015	/s/ Brian Kletscher
Brian Kletscher
Chief Executive Officer
(Principal Executive Officer)

Date:	September 10, 2015	/s/ Lucas Schneider
Lucas Schneider
Chief Financial Officer
(Principal Financial and Accounting Officer)