Form 10-K
period 2015-10-31
HIGHWATER ETHANOL LLC
filed 2016-01-28
CIK 1371451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended October 31, 2015

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
☐ Yes     ☒ No

As of April 30, 2015, the aggregate market value of the membership units held by non-affiliates (computed by reference to the most recent offering price of such membership units of $10,000) was $41,715,000. The Company is a limited liability company whose outstanding common equity is subject to significant restrictions on transfer under its Member Control Agreement. No public market for common equity of Highwater Ethanol, LLC is established and it is unlikely in the foreseeable future that a public market for its common equity will develop.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  As of January 28, 2016, there were 4,936 membership units outstanding.

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

PART I

ITEM 1. BUSINESS

Business Development

Highwater Ethanol, LLC (“we,” “our,” “Highwater Ethanol” or the “Company”) was formed as a Minnesota limited liability company on May 2, 2006 for the purpose of constructing, owning, and operating a 50 million gallon per year ethanol plant near Lamberton, Minnesota. Since August 2009, we have been engaged in the production of ethanol and distillers grains at the plant. We have been operating at an annual rate of approximately 59 million gallons for the fiscal year ended 2015 and anticipate we will continue to operate in this range in the future.

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

During our 2015 fiscal year, we commenced a project to install a water pipeline to add a third water source for our plant. In connection with the installation of the pipeline, we contracted with DGR Engineering to provide engineering and oversight for the construction of this water pipeline and executed construction agreements with three contractors, including Rice Lake Construction Group, to construct the project. The project was completed during the first quarter of our 2016 fiscal year. The final project cost was approximately $5,300,000 and was funded with our existing credit facilities and cash generated from operations.

We have also commenced a construction project to add additional grain storage which is expected to add 600,000 bushels of storage and cost approximately $1,900,000. The project is expected to be completed during the second quarter of our 2016 fiscal year. We expect to fund the project with our existing credit facilities and cash generated from operations.

On October 15, 2015, we entered into a grain origination agreement wherein we agreed to buy from CHS, Inc. ("CHS") all of our daily requirements for feedstock grain meeting certain specifications. The CHS Agreement has an effective date of July 27, 2016, and runs for an initial five-year term which commences on the date we notify CHS that we are ready to accept and store grain. The CHS Agreement shall automatically renew for successive one-year terms unless otherwise terminated in accordance with its terms. We will pay CHS the CBOT futures price less the weighted average of the basis prices plus a fixed fee per bushel of grain purchased. The Company currently procures its daily grain requirements from another party subject to a written agreement which expires by its terms in July of 2016 and does not anticipate that it will commence purchasing grain from CHS until its obligations to purchase grain under that agreement have terminated.

On November 18, 2015, the board of governors declared a cash distribution of $400 per membership unit for the holders of units of record at the close of business on that date for a total distribution of $1,974,400. We paid the distribution on December 17, 2015.

On January 22, 2016, we entered into a Second Amended and Restated Credit Agreement with AgStar which amended the Amended and Restated Credit Agreement dated September 22, 2014. The Second Amended and Restated Credit Agreement provides for a Term Loan and a Term Revolving Loan and is secured by substantially all business assets. In connection therewith, effective the same date, we executed Second Amended and Restated Term Notes, Second Amended and Restated Term Revolving Notes, an Amended and Restated Security Agreement and a Second Amended and Restated Mortgage, Security Agreement,

Assignment of Leases and Fixture Financing Statement. Please refer to “ITEM 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources” for a detailed description of our debt financing.

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

Product	Fiscal Year 2015	Fiscal Year 2014	Fiscal Year 2013
Ethanol	78%	80%	77%
Distiller Grains	19%	19%	23%
Corn Oil	3%	1%	—

Ethanol

Our primary product is ethanol. Ethanol is ethyl alcohol, a fuel component made primarily from corn and various other grains. The ethanol we produce is manufactured from corn. Although the ethanol industry continues to explore production technologies employing various feedstocks, such as biomass, corn-based production technologies remain the most practical and provide the lowest operating risks. Corn produces large quantities of carbohydrates, which convert into glucose more easily than most other kinds of biomass. The Renewable Fuels Association estimates current capacity for domestic ethanol production at approximately 15.5 billion gallons as of November 13, 2015 with approximately 3% of that capacity idled.

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

Corn Oil

Since April 2014, we have been separating some of the corn oil contained in our distiller's grains for sale. The corn oil that we produce is not food grade corn oil and therefore cannot be used for human consumption. However, corn oil can be used as the feedstock to produce biodiesel, as a feed ingredient and has other industrial uses.

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

Over the past fiscal year, exports of ethanol have increased with Canada receiving the largest percentage of ethanol produced in the United States and Brazil a distant second. India, the Philippines, South Korea and the United Arab Emirates have also been top destinations. Ethanol exports could continue to increase in the future if market conditions are favorable. However, export demand is unpredictable.

The United States ethanol industry exported a significant amount of distillers grains to China, Mexico, South Korea and Vietnam over the past fiscal year. However, exports of distillers grains weakened towards the end of our fiscal year. A new registration requirement for Chinese importers of distillers grains which began on September 1, 2015 and other uncertainties over trade with China may result in a decline in demand from this top importer of distillers grains requiring United States producers to seek out alternative markets.

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

We have a grain procurement agreement with Meadowland Farmers Co-op (“Meadowland”). Meadowland has the exclusive right and responsibility to provide us with our daily requirements of corn meeting quality specifications set forth in the grain procurement agreement. Under the agreement, we purchase corn at the local market price delivered to the plant plus a fixed fee per bushel of corn purchased. We provide Meadowland with an estimate of our usage at the beginning of each fiscal quarter and Meadowland agrees to at all times maintain a minimum of 7 days corn usage at our ethanol plant. The initial term of the agreement is for seven years from the time we requested our first delivery of corn, which was in July 2009. We anticipate that the agreement will expire according to its terms in July 2016.

On October 15, 2015, we entered into a grain origination agreement (the "CHS Agreement") wherein we agreed to buy from CHS all of our daily requirements for feedstock grain meeting certain specifications. The CHS Agreement has an effective date of July 1, 2016, and runs for an initial five-year term which commences on the date on we notify CHS that we are ready to accept and store grain. We anticipate that we will commence purchasing grain from CHS once our obligations under the agreement with Meadowland have ceased. The CHS Agreement shall automatically renew for successive one-year terms unless otherwise terminated in accordance with its terms. The CHS Agreement may also be terminated in the event of a breach by either party after a thirty-day notice of the breach and opportunity to cure. Under the CHS Agreement, we will notify CHS of our grain requirements, including volume and delivery dates, on or before the first and fifteenth day of each month. We will then provide to CHS a daily bid sheet for grain to be sold to the Company and CHS shall purchase the grain by separate purchase contracts at the basis prices, quantities and guidelines identified in the bid sheet using commercially reasonable efforts to obtain the lowest price available. All sales of grain by CHS will be done by separate sales contracts requiring delivery of grain to the Company at the facility. We will pay CHS the CBOT futures price less the weighted average of the basis prices plus a fixed fee per bushel of grain purchased.

The price at which we purchase corn depends on prevailing market prices. Increases in the price of corn significantly increase our cost of goods sold. If these increases in cost of goods sold are not offset by corresponding increases in the prices we receive from the sale of our products, these increases in cost of goods sold can have a significant negative impact on our financial performance. Corn prices were lower during our 2015 fiscal year compared to the same period in 2014 due to a large 2014 corn crop which increased domestic corn supply and resulted in a larger carryover.

On December 9, 2015, the United States Department of Agriculture ("USDA") reported the 2015 U.S. corn crop at approximately 13.7 billion bushels, down 4% from last year's production, with yields averaging approximately 169.3 bushels per acre. The USDA reported area harvested for grain at 80.7 million acres, down 3% from 2014. Despite the decreases from last year's production, the 2015 corn crop is the third-largest production on record. As a result, management expects that corn prices will remain lower through the winter of 2015. However, weather, world supply and demand, current and anticipated stocks, agricultural policy and other factors can contribute to volatility in corn prices. If corn prices rise, it will have a negative effect on our operating margins unless the price of ethanol and distillers grains out paces rising corn prices.

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

We do not anticipate any problems securing the natural gas we need to operate our ethanol plant during our 2016 fiscal year.

Electricity

On June 28, 2007, we entered into an agreement for electric service with Redwood Electric Cooperative, Inc., (“Redwood”) for the purchase and delivery of electric power and energy necessary to operate our ethanol plant. In exchange for its services, we pay Redwood a monthly facilities charge of approximately $12,000 plus Redwood's standard electrical rates. In addition, we agreed that in the event our ethanol plant does not continue to be operational for the entire term of the contract, we will reimburse Redwood for its expenses related to the installation of the facilities necessary to supply our electrical needs. Upon execution of the agreement, we became a member of Redwood and are bound by its articles of incorporation and bylaws. This agreement will remain in effect for 10 years following the initial billing period. In the event we wish to continue receiving electrical service from Redwood beyond the 10 year period, we will need to enter into a new agreement with Redwood at least one year prior to the expiration of the initial 10 year period. If the agreement is terminated by either party for any reason prior to the expiration of the initial ten year period, we will be required to pay for the entire amount of the facility charge for the remainder of the initial ten year period. We do not anticipate any problems securing the electricity we need to operate our ethanol plant during our 2016 fiscal year.

Water

We require a significant supply of water. We currently obtain water from a high capacity well. However, during our 2015 fiscal year, we commenced a project to install a water pipeline to add a third water source for our plant. This project was completed during the first quarter of our 2016 fiscal year. We acquired all of the necessary permits required for our water usage. Much of the water used in an ethanol plant is recycled back into the process. There are, however, certain areas of production where fresh water is needed. Those areas include the boiler makeup water and cooling tower water. Boiler makeup water is treated on-site to minimize all elements that will harm the boiler and recycled water cannot be used for this process. Cooling tower water is deemed non-contact water because it does not come in contact with the mash, and, therefore, can be regenerated back into the cooling tower process. The makeup water requirements for the cooling tower are primarily a result of evaporation. Much of our water can be recycled back into the process, which minimizes the discharge water. We expect this will have the long-term effect of lowering wastewater treatment costs. We have assessed our water needs and determined we have an adequate supply.

Research and Development

We continually conduct research and development activities associated with the development of new technologies for use in producing ethanol and distillers grains and the potential for implementation of biobutanol technology and commercial-scale production of biobutanol at our facility. Our costs associated with these activities for the fiscal year ended October 31, 2015 were insignificant.

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

Seasonality Sales

We experience some seasonality of demand for our ethanol, distiller grains and corn oil. Since ethanol is predominantly blended with gasoline for use in automobiles, ethanol demand tends to shift in relation to gasoline demand. As a result, we experience some seasonality of demand for ethanol in the summer months related to increased driving and, as a result, increased gasoline demand. In addition, we experience some increased ethanol demand during holiday seasons related to increased gasoline demand. We also experience decreased distiller grains demand during the summer months due to natural depletion in the size of herds at cattle feed lots and when the animals are turned out to pasture or are slaughtered. Further, we expect some seasonality of demand for our corn oil since a major corn oil user is biodiesel plants which typically reduce production during the winter months.

Working Capital

We primarily use our working capital for purchases of raw materials necessary to operate the ethanol plant. Our primary sources of working capital are cash generated by our operations as well as our line of credit with AgStar. At October 31, 2015, we had approximately $5,000,000 available to draw on our Revolving Line of Credit.

Dependence on One or a Few Major Customers

As discussed above, we have a marketing agreement with RPMG for the marketing, sale and distribution of our ethanol and have engaged CHS for marketing, selling and distributing our distillers dried grains with solubles and corn oil. We expect to rely on RPMG for the sale and distribution of our ethanol and CHS for the sale and distribution of our distillers dried grains with solubles and corn oil. Therefore, although there are other marketers in the industry, we are highly dependent on RPMG and CHS for the successful marketing of our products. Any loss of RPMG or CHS as our marketing agents could have a significant negative impact on our revenues. We market and sell our own distillers modified wet grains.

Federal Ethanol Supports and Governmental Regulation

Federal Ethanol Supports

The ethanol industry is dependent on economic incentives to produce ethanol. One significant federal ethanol support is the Federal Renewable Fuels Standard (the “RFS”). The RFS requires that in each year, a certain amount of renewable fuels must be used in the United States. The RFS is a national program that does not require that any renewable fuels be used in any particular area or state, allowing refiners to use renewable fuel blends in those areas where it is most cost-effective. The RFS statutory volume requirement increases incrementally each year until the United States is required to use 36 billion gallons of renewable fuels by 2022. Starting in 2009, the RFS required that a portion of the RFS must be met by certain “advanced” renewable fuels. These advanced renewable fuels include ethanol that is not made from corn, such as cellulosic ethanol and biomass based biodiesel. The use of these advanced renewable fuels increases each year as a percentage of the total renewable fuels required to be used in the United States.

The United States Environmental Protection Agency ("EPA") has the authority to waive the RFS statutory volume requirement, in whole or in part, provided one of the following two conditions have been met: (1) there is inadequate domestic renewable fuel supply; or (2) implementation of the requirement would severely harm the economy or environment of a state, region or the United States. Annually, the EPA is supposed to pass a rule that establishes the number of gallons of different types of renewable fuels that must be used in the United States which is called the renewable volume obligations. However, the EPA decided to delay finalizing the rule on the 2014 and 2015 RFS standards until after the end of 2014. On November 30, 2015, the EPA released the final renewable volume obligations for 2014, 2015 and 2016. The statutory volumes and the EPA's volumes for 2014, 2015 and 2016 (in billion gallons) are as follows:

		Total Renewable Fuel Volume Requirement	Portion of Volume Requirement That Can Be Met By Corn-based Ethanol
2014	Statutory	18.15	14.40
	EPA Rule 11/30/2015	16.28	13.61
2015	Statutory	20.50	15.00
	EPA Rule 11/30/2015	16.93	14.05
2016	Statutory	22.25	15.00
	EPA Rule 11/30/15	18.11	14.50

Management anticipates that there will likely be legal challenges to the EPA's final rules. The reduction of the volume requirements under the RFS could have an adverse effect on the market price and demand for ethanol which could negatively impact our financial performance.

In February 2010, the EPA issued additional regulations governing the RFS. These additional regulations have been called RFS2. The most controversial part of RFS2 involves what is commonly referred to as the lifecycle analysis of greenhouse gas emissions. Specifically, the EPA adopted rules to determine which renewable fuels provided sufficient reductions in greenhouse gases, compared to conventional gasoline, to qualify under the RFS program. RFS2 establishes a tiered approach, where regular renewable fuels are required to accomplish a 20% greenhouse gas reduction compared to gasoline, advanced biofuels and biomass-based biodiesel must accomplish a 50% reduction in greenhouse gases, and cellulosic biofuels must accomplish a 60% reduction in greenhouse gases. Any fuels that fail to meet this standard cannot be used by fuel blenders to satisfy their obligations under the RFS program. The scientific method of calculating these greenhouse gas reductions has been a contentious issue. Many in the ethanol industry were concerned that corn based ethanol would not meet the 20% greenhouse gas reduction requirement based on certain parts of the environmental impact model that many in the ethanol industry believed was scientifically suspect. However, RFS2 as adopted by the EPA provides that corn-based ethanol from modern ethanol production processes does meet the definition of a renewable fuel under the RFS program. Our ethanol plant was grandfathered into the RFS due to the fact that it was constructed prior to the effective date of the lifecycle greenhouse gas requirement and is not required to prove compliance with the lifecycle greenhouse gas reductions. Many in the ethanol industry are concerned that certain provisions of RFS2 as adopted may disproportionately benefit ethanol produced from sugarcane. This could make sugarcane based ethanol, which is primarily produced in Brazil, more competitive in the United States ethanol market. If this were to occur, it could reduce demand for the ethanol that we produce.

Most ethanol that is used in the United States is sold in a blend called E10. E10 is a blend of 10% ethanol and 90% gasoline. E10 is approved for use in all standard vehicles. Estimates indicate that the 2015 gasoline demand in the United States will be approximately 137 billion gallons. Assuming that all gasoline in the United States is blended at a rate of 10% ethanol and 90% gasoline, the maximum demand for ethanol is 13.7 billion gallons per year. This is commonly referred to as the “blending wall,” which represents a theoretical limit where more ethanol cannot be blended into the national gasoline pool. This is a theoretical limit because it is believed that it would not be possible to blend ethanol into every gallon of gasoline that is being used in the United States and it discounts the possibility of additional ethanol used in higher percentage blends such as E85 used in flex fuel vehicles. These higher percentage blends may lead to additional ethanol demand if they become more widely available and accepted by the market.

Many in the ethanol industry believe that it will be impossible to meet the RFS requirement in future years without an increase in the percentage of ethanol that can be blended with gasoline for use in standard (non-flex fuel) vehicles. The EPA has approved the use of E15, gasoline which is blended at a rate of 15% ethanol and 85% gasoline, in vehicles manufactured in the model year 2001 and later. However, there are still hurdles that need to be addressed before E15 will become more widely available. Many states still have regulatory issues that prevent the sale of E15. Sales of E15 may also be limited because it is not approved for use in all vehicles, the EPA requires a label that management believes may discourage consumers from using E15, and retailers may choose not to sell E15 due to concerns regarding liability. In addition, different gasoline blendstocks may be required at certain times of the year in order to use E15 due to federal regulations related to fuel evaporative emissions which may limit E15 sales in these markets. As a result, the approval of E15 by the EPA has not had an immediate impact on ethanol demand in the United States.

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

In late 2009, California passed a Low Carbon Fuels Standard ("LCFS"). The California LCFS requires that renewable fuels used in California must accomplish certain reductions in greenhouse gases which is measured using a lifecycle analysis, similar to the RFS. On December 29, 2011, a federal district court in California ruled that the California LCFS was unconstitutional which halted implementation of the California LCFS. However, the California Air Resources Board ("CARB") appealed this court ruling and on September 18, 2013, the federal appellate court reversed the federal district court finding the LCFS constitutional and remanding the case back to federal district court to determine whether the LCFS imposes a burden on interstate commerce that is excessive in light of the local benefits. On June 30, 2014, the United States Supreme Court declined to hear the appeal of the federal appellate court ruling and CARB recently re-adopted the LCFS with some slight modifications. The LCFS could have a negative impact on demand for corn-based ethanol and result in decreased ethanol prices affecting our ability to operate profitably.

Competition

Ethanol

We are in direct competition with numerous ethanol producers, many of whom have greater resources than we do. Following the significant growth during 2005 and 2006, the ethanol industry has grown at a much slower pace. As of November 13, 2015, the Renewable Fuels Association estimates that there are 214 ethanol production facilities in the U.S. with capacity to produce approximately 15.5 billion gallons of ethanol and one additional plant under expansion or construction with capacity to produce an additional 5 million gallons. However, the Renewable Fuels Association estimates that approximately 3% of the ethanol production capacity in the United States is currently idled.

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

U.S. FUEL ETHANOL PRODUCTION CAPACITY
BY TOP PRODUCERS
Producers of Approximately 750
million gallons per year (mmgy) or more

Company	Current Capacity (mmgy)
Archer Daniels Midland	1,762.0
POET Biorefining	1,626.0
Valero Renewable Fuels	1,300.0
Green Plains Renewable Energy	1,085.0
Flint Hill Resources	820.0
Updated: November 13, 2015

The ethanol industry in the United States experienced increased competition from ethanol produced outside of the United States during 2012 which was likely the result of the expiration of the tariff on imported ethanol which expired on December 31, 2011. Although ethanol imports decreased since 2012, increased competition from ethanol produced in foreign countries, particularly Brazil, could have a negative impact on demand for ethanol produced in the United States which could result in lower operating margins.

We also anticipate increased competition from renewable fuels that do not use corn as the feedstock. Many of the current ethanol production incentives are designed to encourage the production of renewable fuels using raw materials other than corn. One type of ethanol production feedstock is cellulose. Cellulose is the main component of plant cell walls and is the most common organic compound on earth. Cellulose is found in wood chips, corn stalks, rice, straw, amongst other common plants. Cellulosic ethanol is ethanol produced from cellulose. A handful of companies have begun constructing or completed construction of commercial scale cellulosic ethanol plants in the United States. If this technology can be profitably employed on a commercial scale, it could potentially lead to ethanol that is less expensive to produce than corn based ethanol, especially if corn prices remain high. Cellulosic ethanol may also capture more government subsidies and assistance than corn based ethanol. This could decrease demand for our product or result in competitive disadvantages for our ethanol production process.

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

Distillers Grains

Our ethanol plant competes with other ethanol producers in the production and sales of distiller grains. Distiller grains are primarily used as an animal feed which replaces corn and soybean meal. As a result, we believe that distiller grains prices are positively impacted by increases in corn and soybean prices. In addition, in recent years the United States ethanol industry has increased exports of distiller grains which management believes has positively impacted demand and prices for distiller grains in the United States. In the event these distiller grains exports decrease, it could lead to an oversupply of distiller grains in the United States which could result in increased competition among ethanol producers for sales of distiller grains and could negatively impact distiller grains prices in the United States.

Corn Oil Competition

We compete with many ethanol producers for the sale of corn oil. Many ethanol producers have installed the equipment necessary to separate corn oil from the distiller grains they produce which has increased competition for corn oil sales and has resulted in lower market corn oil prices.

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

During the fiscal year ended October 31, 2015, we incurred costs and expenses of approximately $299,371 complying with environmental laws.

Butamax Advanced Biofuels Letter of Intent

In November 2011, we signed a non-binding letter of intent with Butamax Advanced Biofuels, L.L.C. ("Butamax") for the purpose of exploring the possible implementation of biobutanol technology and commercial-scale production of biobutanol at our facility. We subsequently completed Phase 1 of the project in April 2014 with the installation of a corn oil separation system at our plant by Butamax. Please refer to “ITEM 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.” However, Phase 2 of the project, the implementation of biobutanol technology, is dependent upon completion and execution of separate definitive agreements related to biobutanol production.  We may never enter into those definitive agreements with Butamax and, therefore, may never convert our ethanol facility to a biobutanol facility.

Employees

As of October 31, 2015, we had 41 full-time employees.

Financial Information about Geographic Areas

All of our operations are domiciled in the United States. All of the products sold to our customers for fiscal years 2015, 2014 and 2013 were produced in the United States and all of our long-lived assets are domiciled in the United States. We have engaged third-party professional marketers that decide where the majority of our products are marketed and we have limited control over the marketing decisions made by our third-party professional marketers. These third-party marketers may decide to sell our products in countries other than the United States. However, we anticipate that our products will primarily be marketed and sold in the United States.

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

Declines in the price of ethanol or distillers grains would reduce our revenues. The sale prices of ethanol and distillers grains can be volatile as a result of a number of factors such as overall supply and demand, the price of gasoline and corn, levels of government support, and the availability and price of competing products. Any lowering of ethanol or distillers grains prices, especially if it is associated with increases in corn and natural gas prices, may affect our ability to operate profitably. We anticipate the price of ethanol and distillers grains to continue to be volatile in our 2016 fiscal year. Declines in the prices we receive for our ethanol and distillers grains will lead to decreased revenues and may result in our inability to operate the ethanol plant profitably for an extended period of time which could decrease the value of our units.

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

Risks Related to Ethanol Industry

Lack of rail transportation infrastructure and delayed rail shipments have resulted in rail logistical problems which could negatively impact our financial performance. The ethanol industry has experienced difficulty transporting the ethanol which is produced. Ethanol is typically shipped by rail. During our 2014 fiscal year, increased shipments of coal and oil by rail, decreased shipment capacity by the railroads due to fewer railroad crews, and poor weather conditions resulted in slowed rail travel and loading times and delays in returning rail cars resulting in ethanol storage capacity constraints requiring us to reduce production at our plant at times negatively affecting our financial performance. If rail logistical problems were to return in the future, they may negatively impact our ability to operate the ethanol plant profitably which could reduce the value of our units.

If distillers grains exports to China were to be reduced, this could have a negative effect on the price of distillers grains in the U.S. and negatively affect our profitability. China, the largest buyer of distillers grains in the world, announced in June 2014 that it would stop issuing import permits for U.S. distillers grains due to the presence of a genetically modified trait not approved by China for import. This announcement was followed in July 2014 by a new requirement by China of a certification by the U.S. government that distillers grains shipments to China are free of the genetically modified trait. These issues virtually closed the export market to China for a portion of 2014. While these issues were eventually resolved and the market to China was successfully reopened in December 2014, a new registration requirement for Chinese importers of distillers grains began on September 1, 2015. This new requirement along with other uncertainties with China may create trade barriers resulting in a decline in demand from this top importer. If export demand of distillers grains is significantly reduced as a result, the price of distillers grains in the U.S. would likely continue to decline which would have a negative effect on our revenue and could impact our ability to profitably operate which could in turn reduce the value of our units.

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

The ethanol industry is an industry that is changing rapidly which can result in unexpected developments that could negatively impact our operations and the value of our units. The ethanol industry has grown significantly in the last fourteen years. According to the Renewable Fuels Association, the ethanol industry has grown from approximately 1.5 billion gallons of production per year in 1999 to approximately 15.5 billion gallons of current domestic ethanol production capacity. This rapid growth has resulted in significant shifts in supply and demand of ethanol over a very short period of time. As a result, past performance by the ethanol plant or the ethanol industry generally might not be indicative of future performance. We may experience a rapid shift in the economic conditions in the ethanol industry which may make it difficult to operate the ethanol plant profitably. If changes occur in the ethanol industry that make it difficult for us to operate the ethanol plant profitably, it could result in the reduction in the value of our units.

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

Technology advances in the commercialization of cellulosic ethanol may decrease demand for corn based ethanol which may negatively affect our profitability. The current trend in ethanol production research is to develop an efficient method of producing ethanol from cellulose-based biomass, such as agricultural waste, forest residue, municipal solid waste and energy crops. This trend is driven by the fact that cellulose-based biomass is generally cheaper than corn, and producing ethanol from cellulose-based biomass would create opportunities to produce ethanol in areas which are unable to grow corn. There are several government initiatives that offer a strong incentive to develop commercial scale cellulosic ethanol. Although subject to possible reduction by the EPA, the statutory volume requirement of the RFS provides for 16 billion gallons per year of advanced bio-fuels to be consumed in the United States by 2022. Additionally, state and federal grants have been awarded to several companies that are seeking to develop commercial-scale cellulosic ethanol plants. A handful of commercial scale cellulosic ethanol plants in the United States are reportedly operational and others are nearing completion. If an efficient method of producing ethanol from cellulose-based biomass on a commercial scale is successful, we may not be able to compete effectively. If we are unable to produce ethanol as cost-effectively as cellulose-based producers, our ability to general revenue will be negatively impacted.

We operate in an intensely competitive industry and compete with larger, better financed companies which could impact our ability to operate profitably. There is significant competition among ethanol producers. There are numerous producer-owned and privately-owned ethanol plants planned and operating through the United States. In addition, we have seen increased competition from oil companies that have purchased ethanol production facilities. We also face competition from ethanol producers located outside the United States. The largest ethanol producers include Archer Daniels Midland, Flint Hills Resources, Green Plains Renewable Energy, POET, and Valero Renewable Fuels, each of which is capable of producing significantly more ethanol than we produce. Further, many believe that there will be further consolidation occurring in the ethanol industry in the future which will likely lead to a few companies that control a significant portion of the ethanol production market. We may not be able to compete with these larger producers and our inability to compete could negatively impact our financial performance.

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

Risks Related to Regulation and Governmental Action

Government incentives for ethanol production may be eliminated in the future, which could hinder our ability to operate at a profit. The ethanol industry is assisted by various federal ethanol incentives, including the RFS set forth in the Energy Policy Act of 2005. The RFS helps support a market for ethanol that might disappear without this incentive. The United States Environmental Protection Agency ("EPA") has the authority to waive the RFS statutory volume requirement, in whole or in part, provided certain conditions have been met. Annually, the EPA is supposed to pass a rule that establishes the number of gallons of different types of renewable fuels that must be used in the United States which is called the renewable volume obligations. However, the EPA decided to delay finalizing the rule on the 2014 and 2015 RFS standards until after the end of 2014. On November 30, 2015, the EPA released the final renewable volume obligations for 2014, 2015 and 2016 which lowers the renewable volume obligations below the statutory volume requirements. The reduction of the volume requirements under the RFS by the EPA could decrease the market price and demand for ethanol which will negatively impact our financial performance.

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED MEMBER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of January 28, 2016, we have approximately 4,936 membership units outstanding and approximately 1,457 unit holders of record. There is no public trading market for our membership units.

We have, however, established a Unit Trading Bulletin Board, a private online matching service, through Farmers National Company Agstock, LLC in order to facilitate trading among our members. The Unit Trading Bulletin Board has been designed to comply with federal tax laws and Internal Revenue Service ("IRS") regulations establishing a “qualified matching service,” as well as state and federal securities laws. Our Unit Trading Bulletin Board consists of an electronic bulletin board that provides a list of interested buyers with a list of interested sellers, along with their non-firm price quotes. The Unit Trading Bulletin Board does not automatically affect matches between potential sellers and buyers and it is the sole responsibility of sellers and buyers to contact each other to make a determination as to whether an agreement to transfer units may be reached. We do not become involved in any purchase or sale negotiations arising from our Unit Trading Bulletin Board and have no role in effecting the transactions beyond approval, as required under our member control agreement, and the issuance of new certificates. We do not give advice regarding the merits or shortcomings of any particular transaction. We do not receive, transfer or hold funds or securities as an incident of operating the Unit Trading Bulletin Board. We do not receive any compensation for creating or maintaining the Unit Trading Bulletin Board. In advertising our Unit Trading Bulletin Board, we do not characterize Highwater Ethanol as being a broker or dealer or an exchange. We do not use the Unit Trading Bulletin Board to offer to buy or sell securities other than in compliance with the securities laws, including any applicable registration requirements.

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

The following table contains historical information by fiscal quarter for the fiscal years ended October 31, 2015 and 2014 regarding the actual unit transactions that were completed by our unit-holders during the periods specified. We believe this most accurately represents the current trading value of the Company's units. The information was compiled by reviewing the completed unit transfers that occurred on our Unit Trading Bulletin Board during the quarters indicated.

Quarter	Low Price	High Price	Average Price	# of Units Traded
2015 4th	$8,250	$8,500	$8,400	10
2015 3rd	$10,500	$11,500	$10,800	10
2015 2nd	$10,500	$10,500	$10,500	11
2015 1st	$10,400	$12,500	$11,323	11
2014 4th	$9,500	$12,500	$9,953	32
2014 3rd	$8,500	$9,000	$8,893	14
2014 2nd	$6,000	$10,000	$8,488	16
2014 1st	$5,500	$5,500	$5,500	10

The following table contains the asked prices that were posted on the Company's Unit Trading Bulletin Board and includes some transactions that were not completed. The Company believes the table above more accurately describes the trading value of its units as the asked prices below include some offers that never resulted in completed transactions. The information was compiled by reviewing postings that were made on the Company's Unit Trading Bulletin Board.

Sellers Quarter	Low Price	High Price	Average Price	# of Units Listed
2015 4th	$8,200	$8,900	$8,525	80
2015 3rd	$8,500	$12,500	$10,511	21
2015 2nd	$10,500	$11,500	$10,714	20
2015 1st	$10,500	$12,500	$11,733	4
2014 4th	$9,500	$12,500	$10,059	59
2014 3rd	$5,500	$9,000	$8,294	17
2014 2nd	$6,000	$10,000	$8,174	19
2014 1st	$5,500	$6,000	$5,583	12

Distributions

During our fiscal year ended October 31, 2015, we made a cash distribution of $1,125 per membership unit for a total distribution of $5,572,125. We did not make any distributions to our members during our fiscal year ended October 31, 2014. On November 18, 2015, the board of governors declared a cash distribution of $400 per membership unit for a total distribution of $1,974,400. We paid the distribution on December 17, 2015.

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

Issuer Purchases of Equity Securities

During the fourth quarter of our fiscal year ended October 31, 2015, we made the following repurchases of our membership units.

Period	Total Number of Units Purchased	Average Price Paid per Unit $	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs
August 1, 2015 - August 31, 2015	—	—	—	—
September 1, 2015 - September 30, 2015	—	—	—	—
October 1, 2015 - October 31, 2015	17	8,000	—	—
Total	17	8,000	—	—

Performance Graph

The following graph shows a comparison of cumulative total member return since October 31, 2010, calculated on a dividend reinvested basis, for the Company, the NASDAQ Composite Index (the "NASDAQ") and an index of other companies that have the same SIC codes as the Company (the "Industry Index"). The graph assumes $100 was invested in each of our units, the NASDAQ, and the Industry Index on October 31, 2010. Note that historic stock price performance is not necessarily indicative of future unit price performance.

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

ITEM 6. SELECTED FINANCIAL DATA

The following table presents selected financial and operating data as of the dates and for the periods indicated. The selected balance sheet financial data as of October 31, 2013, 2012 and 2011 and the selected statements of operations data and other financial data for the years ended October 31, 2012 and 2011 have been derived from our audited financial statements that are not included in this Form 10-K. The selected balance sheet financial data as of October 31, 2015 and 2014 and the selected statements of operations data and other financial data for each of the years in the three year period ended October 31, 2015 have been derived from the audited financial statements included elsewhere in this Form 10-K. You should read the following table in conjunction with "ITEM 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and the accompanying notes included elsewhere in this Form 10-K. Among other things, those financial statements include more detailed information regarding the basis of presentation for the following financial data.

Statement of Operations Data:	2015	2014	2013	2012	2011
Revenues	$110,237,009	$139,597,173	$168,682,409	$156,648,625	$160,374,033

Cost of Goods Sold	102,331,749	111,405,819	159,305,976	155,785,481	149,540,234

Gross Profit	7,905,260	28,191,354	9,376,433	863,144	10,833,799

Operating Expenses	2,411,439	2,210,637	1,819,444	1,804,031	1,762,414

Operating Income (Loss)	5,493,821	25,980,717	7,556,989	(940,887)	9,071,385

Other Expense	(440,283)	(4,046,541)	(2,732,930)	(3,184,001)	(3,928,028)

Net Income (Loss)	$5,053,538	$21,934,176	$4,824,059	$(4,124,888)	$5,143,357

Weighted Average Units Outstanding	4,953	4,953	4,953	4,953	4,953

Basic and Diluted Net Income (Loss) Per Unit	$1,020.30	$4,428.46	$973.96	$(832.81)	$1,038.43

Cash Distributions Per Unit	$1,125.00	$—	$—	$100.95	$—

Balance Sheet Data:	2015	2014	2013	2012	2011
Current Assets	$17,887,759	$24,502,735	$15,438,420	$11,185,608	$15,695,180

Net Property and Equipment	77,458,142	77,484,018	80,312,341	86,459,635	91,811,920

Other Assets	2,850,523	2,826,256	4,048,812	4,052,190	3,422,287

Total Assets	$98,196,424	$104,813,009	$99,799,573	$101,697,433	$110,929,387

Current Liabilities	$6,920,569	$7,231,283	$7,244,981	$6,662,377	$7,741,800

Long-Term Debt	18,663,726	24,315,010	41,231,727	47,857,262	50,997,079

Other Liabilities	—	—	—	645,589	1,118,709

Members' Equity	72,612,129	73,266,716	51,322,865	46,532,205	51,071,799

Total Liabilities & Members' Equity	$98,196,424	$104,813,009	$99,799,573	$101,697,433	$110,929,387

See "ITEM 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" for further discussion of our financial results.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Results of Operations for the Fiscal Years Ended October 31, 2015 and 2014

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, gross profit, operating expenses, operating profit and other items to total revenues in our statements of operations for the fiscal years ended October 31, 2015 and 2014:

	2015		2014
Statements of Operations Data	Amount	%	Amount	%
Revenues	$110,237,009	100.00%	$139,597,173	100.00%
Cost of Goods Sold	102,331,749	92.83%	111,405,819	79.81%
Gross Profit	7,905,260	7.17%	28,191,354	20.19%
Operating Expenses	2,411,439	2.19%	2,210,637	1.58%
Operating Profit	5,493,821	4.98%	25,980,717	18.61%
Other Expense, Net	(440,283)	(0.40)%	(4,046,541)	(2.90)%
Net Income	$5,053,538	4.58%	$21,934,176	15.71%

The following table shows the sources of our revenues for the fiscal years ended October 31, 2015 and 2014.

	2015		2014
Revenue Sources	Amount	Percentage of Total Revenues	Amount	Percentage of Total Revenues
Ethanol Sales	$85,983,107	78.00%	$111,591,475	79.94%
Modified Wet Distillers Grains Sales	1,943,269	1.76%	3,501,812	2.51%
Dried Distillers Grains Sales	19,422,811	17.62%	22,676,873	16.24%
Corn Oil Sales	2,887,822	2.62%	1,827,013	1.31%
Total Revenues	$110,237,009	100.00%	$139,597,173	100.00%

Revenue

Ethanol

Our total revenues were lower for the fiscal year ended October 31, 2015 compared to the fiscal year ended October 31, 2014. Revenue from ethanol sales decreased by approximately 22.9% during the fiscal year ended October 31, 2015 compared to the fiscal year ended October 31, 2014 primarily due to lower ethanol prices. The average per gallon ethanol sales price we received for the fiscal year ended October 31, 2015 was approximately 27.1% lower than the average price we received for the fiscal year ended October 31, 2014. We experienced an increase in the gallons of ethanol sold in the fiscal year ended October 31, 2015 as compared to the fiscal year ended October 31, 2014. The gallons of ethanol we sold during the fiscal year ended October 31, 2015 increased by approximately 5.4% as compared to the number of gallons of ethanol we sold for the fiscal year ended October 31, 2014.

Ethanol prices were lower throughout our 2015 fiscal year due to lower corn and gasoline prices. In addition, ethanol prices were negatively affected by uncertainty throughout our 2015 fiscal year as to whether the EPA would reduce the ethanol use requirement in the RFS causing fuel blenders to reduce ethanol demand. Ethanol prices could continue to face downward pressure if foreign or domestic demand decreases or if gasoline or corn prices were to further decline. The EPA's reduction in November 2015 of the 2015 and 2016 renewable volume obligations set forth in the RFS below statutory levels may also reduce demand having a negative effect on ethanol prices. In addition, if we were to experience difficulty in transporting ethanol due to rail delays we may have to decrease production at the plant which would impact our ability to operate the ethanol plant profitably.

The increase in ethanol gallons sold for the fiscal year ended October 31, 2015 as compared to the number of gallons of ethanol we sold for the fiscal year ended October 31, 2014 was mainly due to rail delays during the end of our first quarter and during our second quarter of our 2014 fiscal year which resulted in lower ethanol production. Management anticipates that ethanol production will be comparable during our 2016 fiscal year to our 2015 fiscal year.

In the ordinary course of business, we enter into forward contracts for our commodity purchases and sales. However, at October 31, 2015, we had no forward ethanol sales contracts. We recorded losses related to ethanol based derivative instruments of approximately $42,000 and $525,000 for the fiscal years ended October 31, 2015 and October 31, 2014, respectively.

Distillers Grains

Revenue from distillers grains decreased by approximately 18.4% during the fiscal year ended October 31, 2015 compared to the fiscal year ended October 31, 2014. This is primarily a result of lower distillers grains prices and a decrease in the number of tons of modified distillers grains sold during our fiscal year ended October 31, 2015 compared to the fiscal year ended October 31, 2014 which was partially offset by an increase in dried distillers grains sold. For the fiscal year ended October 31, 2015, the average price per ton that we received for our dried distillers grains was approximately 16.2% lower than during the fiscal year ended October 31, 2014. For the fiscal year ended October 31, 2015, the average price per ton that we received for our modified distillers grains was approximately 30.9% lower than during the fiscal year ended October 31, 2014.

Distillers grains prices typically change in proportion to corn prices and availability of corn. Management attributes the decrease in the average price we received for dried distillers grains and modified distillers grains to the lower corn prices we experienced during much of the fiscal year ended October 31, 2015 in response to a large 2014 corn crop and projections of a large 2015 corn crop. In addition, distillers grains prices declined due to announcements in June and July 2014, by China, the largest buyer of distillers grains in the world, that it would stop issuing import permits for U.S. distillers grains due to the presence of a genetically modified trait not approved by China for import and impose additional restrictions on such shipments. Distillers grains prices faced downward pressure until this dispute was resolved in December 2014.

Management anticipates that distillers grains prices will continue to follow corn prices and change in relation to the availability of corn throughout our fiscal year. In addition, higher inclusion rates of distillers grains in livestock rations could boost demand and have a positive affect on distillers grains prices. However, although the export market to China has now been re-opened, Chinese trade policy could negatively impact export demand of distillers grains in the future which would decrease the price of distillers grains in the U.S. unless additional demand can be created from other foreign markets or domestically.

The tons of dried distillers grains we sold during the fiscal year ended October 31, 2015, increased by approximately 4.6% as compared to the tons of dried distillers grains we sold for the fiscal year ended October 31, 2014. The tons of modified distillers grains we sold during the fiscal year ended October 31, 2015, decreased by approximately 19.7% as compared to the fiscal year ended October 31, 2014. Overall, the number of tons of distillers grains sold decreased during our fiscal year ended October 31, 2015 compared to the fiscal year ended October 31, 2014 due primarily to the fact that we began extracting corn oil in April 2014. Management anticipates that distillers grains production will be comparable during our 2016 fiscal year to our 2015 fiscal year.

At October 31, 2015, we had approximately 10,000 tons of forward dried distiller grains sales contracts at various fixed prices for various delivery periods through May 2016.

Corn Oil

In April 2014, we completed installation of our corn oil extraction equipment and began producing and marketing corn oil at our plant. Management anticipates that corn oil prices will be affected by biodiesel demand since biodiesel production is a major source of corn oil demand. If the biodiesel blenders' tax credit is renewed, it will likely lead to additional corn oil demand which could positively impact corn oil prices. In addition, corn oil prices will likely be negatively impacted by increased corn oil supply entering the market. Management anticipates that corn oil production will be comparable during our 2016 fiscal year to our 2015 fiscal year.

At October 31, 2015, we had approximately 850,000 pounds of forward fixed price corn oil sales contracts at various fixed prices for various delivery periods through December 2016.

Cost of Goods Sold

Our two largest costs of production are corn (71.2% of cost of goods sold for the fiscal year ended October 31, 2015) and natural gas (6.4% of cost of goods sold for the fiscal year ended October 31, 2015). Our total cost of goods sold was approximately 8.1% less during the fiscal year ended October 31, 2015 compared to the fiscal year ended October 31, 2014.

Corn

Our average price per bushel of corn for the fiscal year ended October 31, 2015 decreased by approximately 22.6% as compared to the fiscal year ended October 31, 2014 due to lower corn prices. We used approximately 4.8% more bushels of corn in the fiscal year ended October 31, 2015 as compared to the fiscal year ended October 31, 2014 due to higher ethanol production in the fiscal year ended October 31, 2015.

We experienced lower corn prices during our 2015 fiscal year due to a record 2014 corn crop, projections of another large corn crop for 2015 and concerns regarding the reduction in the ethanol use requirement in the RFS by the EPA. Management expects there to be an adequate corn supply available in our area to operate the ethanol plant and that prices during our 2016 fiscal year may continue to be lower due to the large corn crop which was harvested in the fall of 2015 and anticipated reduced demand due to the lower renewable volume obligations released by the EPA in November 2015. However, corn prices will likely remain volatile in the future depending on weather conditions, supply and demand, stocks and other factors and could significantly impact our costs of production. Management anticipates corn consumption during our 2016 fiscal year will be comparable to our 2015 fiscal year.

At October 31, 2015, we had no forward corn purchase contracts. We recorded gains related to corn derivative instruments of approximately $828,000 for the fiscal year ended October 31, 2015, which decreased cost of sales. We recorded a loss related to corn derivative instruments of approximately $811,000 for the fiscal year ended October 31, 2014.

Natural Gas

For the fiscal year ended October 31, 2015, we purchased approximately 4.5% more natural gas as compared to the same period of 2014. This increase in natural gas usage is primarily due to the increase in dried distillers grains produced. Our average price per MMBTU of natural gas was 24.7% lower for the fiscal year ended October 31, 2015 compared to the fiscal year ended October 31, 2014. Natural gas prices were lower on average due to lower demand resulting primarily from a relatively mild winter during our 2015 fiscal year as compared to the harsh winter and colder temperatures experienced during our 2014 fiscal year. Management anticipates that natural gas prices will continue at their current levels unless the natural gas industry experiences production problems or if there are large increases in natural gas demand which will likely depend on the severity of the winter conditions experienced during our 2016 fiscal year.

In the ordinary course of business, we enter into forward purchase contracts for our natural gas purchases. At October 31, 2015, we had approximately 2,019,000 MMBTUs of forward contracts for natural gas purchases for various delivery periods through March 2018. We recorded losses related to natural gas based derivative instruments of approximately $27,000 and $136,000 for the fiscal years ended October 31, 2015 and October 31, 2014, respectively.

Operating Expense

We had operating expense for the fiscal year ended October 31, 2015 of $2,411,439 compared to operating expense of $2,210,637 for the fiscal year ended October 31, 2014. Management attributes a portion of this increase in operating expense to an increase in membership dues and professional fees. We continue to pursue strategies to optimize efficiencies and maximize production. These efforts may result in a decrease in our operating expenses on a per gallon basis. However, because these expenses do not vary with the level of production at the plant, we expect our operating expenses to remain relatively steady.

Operating Profit

We had operating profit for the fiscal year ended October 31, 2015 of $5,493,821, which is approximately 5.0% of our revenues, compared to operating profit of $25,980,717 for the fiscal year ended October 31, 2014, which is approximately 18.6% of our revenues. This decrease in our profitability for the fiscal year ended October 31, 2015, was due primarily to the decrease in the price we received for ethanol relative to the price we paid for corn.

Other Expense, Net

We had total other expense for the fiscal year ended October 31, 2015 of $440,283 compared to other expense of $4,046,541 for the fiscal year ended October 31, 2014. Our other expense for the fiscal year ended October 31, 2015, consisted primarily of interest expense which was offset in part by patronage income and income from investments. This decrease in other expense is primarily due to a reduction in interest expense resulting from a decrease in our long-term debt.

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

Ethanol prices were lower towards the beginning of our fiscal year ended October 31, 2014, due to lower corn prices resulting from a record 2013 corn crop as ethanol prices tend to trend with corn prices. Ethanol prices were supported to some extent during our second and third fiscal quarters due to an increase in ethanol demand and difficulties in rail transportation of ethanol due to rail logistical problems. However, although rail difficulties helped to support higher ethanol prices, rail delays also resulted in an increase in our ethanol inventory and our decreasing, and even temporarily ceasing, production at the plant for periods in March and April which resulted in a decrease in gallons of ethanol sold. Ethanol prices trended downwards during our fourth fiscal quarter in response to a decline in corn prices due to projections of a large 2014 corn crop in the U.S.

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

Corn

Our average price per bushel of corn for the fiscal year ended October 31, 2014 decreased by approximately 38.6% as compared to the fiscal year ended October 31, 2013 due to lower corn prices. We used approximately 1.1% less bushels of corn in the fiscal year ended October 31, 2014 as compared to the fiscal year ended October 31, 2013 due to lower ethanol production in the fiscal year ended October 31, 2014. We experienced lower corn prices overall during our first and second fiscal quarters in response to a record 2013 corn crop. Corn prices in our third and fourth fiscal quarters remained low amid projections of another large corn crop for 2014 in the U.S.

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

Operating Profit

We had operating profit for the fiscal year ended October 31, 2014 of $25,980,717 which was approximately 18.6% of our revenues,compared to operating profit of $7,556,989 for the fiscal year ended October 31, 2013, which was approximately 4.5% of our revenues. This increase in our profitability for the fiscal year ended October 31, 2014, was due primarily to the decrease in the price we paid for corn relative to the price we received for ethanol which contributed to positive operating margins.

Other Expense, Net

We had total other expense for the fiscal year ended October 31, 2014 of $4,046,541 compared to other expense of $2,732,930 for the fiscal year ended October 31, 2013. Our other expense for the fiscal year ended October 31, 2014 consisted primarily of interest expense and payment of a premium to terminate our capital lease with the City of Lamberton, Minnesota.

Changes in Financial Condition for the Fiscal Years Ended October 31, 2015 and 2014

The following table highlights the changes in our financial condition for the fiscal year ended October 31, 2015 from our previous fiscal year ended October 31, 2014:

	October 31, 2015	October 31, 2014
Current Assets	$17,887,759	$24,502,735
Current Liabilities	6,920,569	7,231,283
Long-Term Liabilities	18,663,726	24,315,010

Current Assets. The decrease in current assets was primarily the result of a decrease in our cash and cash equivalents due to decreased operating margins and a decrease in accounts receivable due to timing of ethanol shipments. These decreases were partially offset by an increase in derivative instruments and an increase in inventories due to more inventories on hand at October 31, 2015 as compared to October 31, 2014.

Current Liabilities. The decrease in current liabilities at October 31, 2015 was primarily the result of a decrease in accounts payable and accrued expenses partially offset by an increase in current maturities of long-term debt.

Long-Term Liabilities. Long-term debt decreased by $5,651,284 at October 31, 2015 as compared to October 31, 2014 primarily due to scheduled principal repayments on our loans.

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

The following table shows cash flows for the fiscal years ended October 31, 2015 and 2014:

	October 31, 2015	October 31, 2014

Net cash provided by operating activities	$11,322,465	$27,389,463
Net cash used in investing activities	(6,300,090)	(249,564)
Net cash used in financing activities	(11,328,321)	(19,497,498)

Cash Flow From Operations

We experienced a decrease in our cash provided by operating activities for the fiscal year ended October 31, 2015 as compared to the fiscal year ended October 31, 2014. This decrease was primarily due to a decrease in our net income during the fiscal year ended October 31, 2015.

Cash Flow From Investing Activities

We used more cash for investing activities for the fiscal year ended October 31, 2015 as compared to the fiscal year ended October 31, 2014. This change was primarily due to an increase in capital expenditures which was partially offset by a cash distribution from an investment received during the fiscal year ended October 31, 2015. During the fiscal year ended October 31, 2015, our capital needs were being adequately met through cash from our operating activities and our credit facilities.

Cash Flow From Financing Activities

We used less cash from financing activities during the fiscal year ended October 31, 2015 as compared to the fiscal year ended October 31, 2014. This decrease was primarily a result of a decrease in the amount we paid towards the principal balance on our loans which was partially offset by distributions we made to our members and a member unit repurchase during the fiscal year ended October 31, 2015.

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

Short-Term and Long-Term Debt Sources

On September 22, 2014, we entered into an Amended and Restated Credit Agreement with AgStar which amended the Credit Agreement originally dated February 27, 2014. In connection therewith, as of the same date, we executed Amended and

Restated Term Notes, Amended and Restated Term Revolving Notes, Amended and Restated Revolving Line of Credit Notes and an Amended and Restated Mortgage, Security Agreement, Assignment of Leases and Fixture Financing Statement.

The Amended and Restated Credit Agreement provides for a $27,000,000 Term Loan, a $5,000,000 Term Revolving Loan and a $5,000,000 Revolving Line of Credit subject to terms described in the Amended and Restated Credit Agreement and summarized below. We agreed to pay an annual facility fee of $10,000 to AgStar. Effective February 26, 2015, we entered into a First Amendment to Amended and Restated Credit Agreement with AgStar extending the maturity date on our Revolving Line of Credit until March 1, 2016.

Term Loan

The Term Loan is for $27,000,000 with a variable interest rate that is equal to 30-day LIBOR rate plus 325 basis points with no minimum interest rate. The applicable interest rate at October 31, 2015 was 3.45%. We make monthly principal payments on the Term Loan of approximately $321,000 plus accrued interest. Payments are based upon a seven year amortization and the Term Loan is fully amortized. The outstanding balance on this note was $21,652,129 at October 31, 2015. We may convert the Term Loan to a fixed rate loan, subject to certain conditions as described in the Amended and Restated Credit Agreement and with the consent of AgStar.

Term Revolving Loan

The Term Revolving Loan is for up to $5,000,000 with a variable interest rate that is the 30-day LIBOR rate plus 325 basis points with no minimum interest rate. The Term Revolving Loan may be advanced, repaid and re-borrowed during the term. We make monthly interest payments on the Term Revolving Loan. The outstanding balance on this note was $0 at October 31, 2015. Payment of all amounts outstanding is due on September 22, 2021. We also have $2,000,000 in letters of credit outstanding at October 31, 2015 which reduce the amount available under the Term Revolving Loan. We pay interest at a rate of 1.50% on amounts outstanding for the letters of credit.

Revolving Line of Credit

We have a Revolving Line of Credit available equal to the amount of the Borrowing Base, with a maximum limit of $5,000,000. The Borrowing Base will vary and may at times be less than $5,000,000. Effective February 26, 2015, our Revolving Line of Credit was extended until March 1, 2016. Our Revolving Line of Credit accrues interest at the 30-day LIBOR rate plus 325 basis points with no minimum interest rate. We will make monthly interest payments on the Revolving Line of Credit. The outstanding balance on this note was $0 at October 31, 2015.

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

Loan Amendment

Subsequent to our fiscal year end, on January 22, 2016, we entered into a Second Amended and Restated Credit Agreement with AgStar which amended the Amended and Restated Credit Agreement dated September 22, 2014. The Second Amended and Restated Credit Agreement provides for a Term Loan and a Term Revolving Loan and is secured by substantially all business assets. In connection therewith, as of the same date, we executed Second Amended and Restated Term Notes, Second Amended and Restated Term Revolving Notes, an Amended and Restated Security Agreement and a Second Amended and Restated Mortgage, Security Agreement, Assignment of Leases and Fixture Financing Statement.

The Term Loan is for $15,000,000 with a variable interest rate that is equal to 30-day LIBOR rate plus 325 basis points with no minimum interest rate. We will make monthly principal payments on the Term Loan of approximately $250,000 plus accrued interest. Payments are based upon a five year amortization and the Term Loan is fully amortized. We may convert the Term Loan to a fixed rate loan, subject to certain conditions as described in the Second Amended and Restated Credit Agreement and with the consent of AgStar.

The Term Revolving Loan is for up to $15,000,000 with a variable interest rate that is the 30-day LIBOR rate plus 325 basis points with no minimum interest rate. The availability under the Term Revolving Loan increases to $20,000,000 after the Term Loan is paid down to $10,000,000 so long as at least one or more of the participating banks agrees to raise its commitment. The Term Revolving Loan may be advanced, repaid and re-borrowed during the term. We will make monthly interest payments on the Term Revolving Loan with payment of all amounts outstanding due on January 22, 2023. We also currently have $1,500,000 in letters of credit which reduce the amount available under the Term Revolving Loan and pay interest at a rate of 1.50% on amounts outstanding for the letters of credit. We are also required to pay unused commitment fees for the Term Revolving Loan as defined in the Second Amended and Restated Credit Agreement. Due to the increase in the availability under the Term Revolving Loan, the Revolving Line of Credit is no longer necessary and has been eliminated.

Pursuant to the amendment, our fixed charge coverage ratio is eliminated and replaced with a debt service coverage ratio of no less than 1.25:1.00 measured annually by comparing our adjusted EBITDA to our scheduled payments of principal and interest. Our minimum working capital remains at $8,250,000, which is calculated as current assets plus the amount available for drawing under our Term Revolving Loan and undrawn amounts on outstanding letters of credit, less current liabilities, and is measured quarterly. The limitation on annual capital expenditures without prior approval of AgStar is increased from $2,000,000 to $5,000,000 and the limitation on distributions to our members is raised to 75% of net income in a given year without the prior approval of AgStar. We are no longer required to maintain a minimum net worth. We continue to pay an annual facility fee of $10,000 to AgStar in connection with this financing.

Capital Lease

We entered into a series of related definitive agreements dated September 26, 2013 with Butamax which include an Easement for Construction and Process Demonstration Agreement, an Equipment Lease Agreement, a Technology License Agreement, a Technology Demonstration Risk Reduction Agreement and a Security Agreement (collectively, the "Agreements") pursuant to which Butamax constructed, installed and leases its corn oil separation system and licenses to the Company its proprietary, patent-protected corn oil separation technology.  Butamax retains ownership of the corn oil separation system and technology but leases it to the Company for a term of 120 months subject to Butamax's right to remove the system if we are in breach of the Agreements. The term of the lease may also be extended or terminated pursuant to the terms of the Agreements and we are responsible for repairs and maintenance of the system and bear the risk of loss. In return, we agree to payment of certain license fees which are subject to being reduced under the terms of the Agreements if the corn oil separation system does not meet certain performance goals.  The Agreements provide that the corn oil separation system shall be conveyed to the Company at the end of the term so long as we are not in breach of the Agreements. We granted a security interest to Butamax in the corn oil separation system to secure our obligations under the Agreements.  Pursuant to the Agreements, we agreed, subject to certain obligations of confidentiality, to provide Butamax with Company information on a monthly basis including business and financial information and have granted Butamax the option to have a representative present in board and committee meetings as an observer.  We also agreed to give Butamax notice in the event of an issuance or sale of membership interests or convertible debt instruments.  If definitive agreements for biobutanol production are not executed (please refer to “ITEM 1 - Business -

Butamax Advanced Biofuels Letter of Intent”), either the Company or Butamax may request that the corn oil separation system be removed and the license for the technology terminated.  We recorded this as a capital lease in April, 2014. The total outstanding commitment under the lease as of October 31, 2015 is $1,341,451 not including imputed interest payments.

Capital Expenditures
During our 2015 fiscal year, we commenced a project to install a water pipeline to capture water discharged by the Red Rock Quarry into the Little Cottonwood River. The project was completed during the first quarter of our 2016 fiscal year and adds a third water source for our plant. The project cost approximately $5,300,000 and was funded with our existing credit facilities and cash generated from operations. In connection with the installation of the pipeline, we contracted with DGR Engineering to provide engineering and oversight for the construction of this water pipeline and executed construction agreements with three contractors to construct the project.
We have executed a construction agreement with a contractor for the construction of a grain storage bin which is expected to add 600,000 bushels of storage and cost approximately $1,900,000. The project commenced during the fourth quarter of our 2015 fiscal year and is expected to be completed during the second quarter of our 2016 fiscal year. We expect to fund the project with our existing credit facilities and cash generated from operations.

Contractual Cash Obligations

In addition to our long-term debt obligations, we have certain other contractual cash obligations and commitments. The following tables provide information regarding our contractual obligations and approximate commitments as of October 31, 2015:

	Payment Due by Period
	Total	Less than One Year	One to Three Years	Three to Five Years	After Five Years
Long-Term Debt Obligations	$23,839,482	$4,562,541	$8,714,455	$8,166,952	$2,395,534
Capital Lease Obligations	1,388,897	833,328	555,569	—	—
Operating Lease Obligations	1,085,040	295,920	591,840	197,280	—
Purchase Obligations	—	—	—	—	—
Total Contractual Obligations	$26,313,419	$5,691,789	$9,861,864	$8,364,232	$2,395,534

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

As of October 31, 2015, the fair values of our commodity-based derivative instruments are a net liability of approximately $954,000. As the prices of the hedged commodity moves in reaction to market trends and information, our statement of operations will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to protect the Company over the term of the contracts for the hedged amounts.

In the ordinary course of business, we enter into forward contracts for our commodity purchases and sales. At October 31, 2015, we had approximately 10,000 tons of forward dried distiller grains sales contracts and 850,000 pounds of forward fixed price corn oil sales contracts at various fixed prices for various delivery periods through May 2016 and December 2016, respectively. At October 31, 2015, we also had approximately 2,019,000 MMBTUs of forward contracts for natural gas purchases for various delivery periods through March 2018.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from a Term Loan, a Term Revolving Loan and a Revolving Line of Credit each bearing variable interest rates.  As of October 31, 2015, we had $21,652,129 outstanding on our Term Loan. Interest accrues on the Term Loan at the one-month LIBOR rate plus 325 basis points. The applicable interest rate at October 31, 2015, was 3.45%. If we were to experience a 10% adverse change in LIBOR, the annual effect such change would have on our statement of operations, based on the amount we had outstanding on our variable interest rate loans as of October 31, 2015, would be approximately $75,000. At October 31, 2015, we did not have any amounts outstanding on the Term Revolving Loan or Revolving Line of Credit.

The specifics of each note are discussed in greater detail in “Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

Commodity Price Risk

We expect to be exposed to market risk from changes in commodity prices.  Exposure to commodity price risk results from our dependence on corn and natural gas in the ethanol production process and the sale of ethanol, distillers grains and corn oil. We may seek to minimize the risks from fluctuations in the prices of raw material inputs through the use of corn commodity-based and natural gas derivatives. These derivatives are not designated as effective hedges for accounting purposes. For derivative instruments that are not accounted for as hedges, or for the ineffective portions of qualifying hedges, the change in fair value is recorded through earnings in the period of change. Corn and natural gas derivative changes in fair market value are included in costs of goods sold.

In the ordinary course of business, we enter into forward contracts for our commodity purchases and sales. At October 31, 2015, we have approximately 10,000 tons of forward dried distiller grains sales contracts and 850,000 pounds of forward fixed price corn oil sales contracts at various fixed prices for various delivery periods through May 2016 and December 2016, respectively. At October 31, 2015, we also have approximately 2,019,000 MMBTUs of forward contracts for natural gas purchases for various delivery periods through March 2018.

At October 31, 2015, we have open positions for 600,000 bushels of corn, 464,000 gallons of ethanol and 190,000 dekatherms of natural gas. These derivatives have not been designated as an effective hedge for accounting purposes. Corn, ethanol and natural gas derivatives are forecasted to settle in the next twelve months. We recorded gains due to changes in the fair value of our outstanding corn derivative positions for the fiscal year ended October 31, 2015 of approximately $828,000. We recorded losses due to changes in the fair value of our outstanding ethanol derivative positions for the fiscal year ended October 31, 2015 of approximately $42,000. For the fiscal year ended October 31, 2015, we recorded losses due to the change in fair value of our outstanding natural gas derivative positions of approximately $27,000.

As commodity prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to produce long-term positive growth for us.

A sensitivity analysis has been prepared to estimate our exposure to ethanol, distillers grains, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas prices and average ethanol and distillers grains prices as of October 31, 2015 net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from October 31, 2015. The results of this analysis, which may differ from actual results, are approximately as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price as of 10/31/15	Approximate Adverse Change to Income
Natural Gas	1,499,390	MMBTU	10%	$530,784
Ethanol	59,499,600	Gallons	10%	$8,627,442
Corn	20,252,313	Bushels	10%	$7,169,318
DDGs	141,312	Tons	10%	$2,116,289

For comparison purposes, the results of our sensitivity analysis for October 31, 2014, were as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price as of 10/31/14	Approximate Adverse Change to Income
Natural Gas	1,446,501	MMBTU	10%	$559,796
Ethanol	58,326,660	Gallons	10%	$10,148,839
Corn	20,252,313	Bushels	10%	$6,825,029
DDGs	163,031	Tons	10%	$1,760,735

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Governors and Members
Highwater Ethanol, LLC

We have audited the accompanying balance sheets of Highwater Ethanol, LLC (the Company) as of October 31, 2015 and 2014, and the related statements of operations, comprehensive income, changes in members’ equity, and cash flows for each of the three years in the period ended October 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of October 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ RSM US LLP

Sioux Falls, South Dakota
January 28, 2016

HIGHWATER ETHANOL, LLC
Balance Sheets

ASSETS	October 31, 2015	October 31, 2014

Current Assets
Cash and cash equivalents	$9,205,643	$15,511,589
Derivative instruments	499,202	257,934
Accounts receivable	2,977,132	4,382,371
Inventories	5,107,401	4,295,191
Prepaids and other	98,381	55,650
Total current assets	17,887,759	24,502,735

Property and Equipment
Land and land improvements	6,907,577	6,881,124
Buildings	38,564,729	38,489,826
Office equipment	624,094	589,727
Plant and process equipment	65,193,412	64,015,750
Vehicles	52,994	52,994
Construction in progress	5,846,005	317,477
	117,188,811	110,346,898
Less accumulated depreciation	(39,730,669)	(32,862,880)
Net property and equipment	77,458,142	77,484,018

Other Assets
Investments	2,492,910	2,403,452
Debt issuance costs, net	166,156	231,347
Deposits	191,457	191,457
Total other assets	2,850,523	2,826,256

Total Assets	$98,196,424	$104,813,009

LIABILITIES AND MEMBERS' EQUITY	October 31, 2015	October 31, 2014

Current Liabilities
Accounts payable	$1,577,588	$1,897,610
Accrued expenses	1,013,127	1,034,907
Current maturities of long-term debt	4,329,854	4,298,766
Total current liabilities	6,920,569	7,231,283

Long-Term Debt	18,663,726	24,315,010

Commitments and Contingencies

Members' Equity
Members' equity, 4,936 and 4,953 units issued and outstanding	72,612,129	73,266,716
Total Liabilities and Members’ Equity	$98,196,424	$104,813,009

Notes to Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Statements of Operations

	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	October 31, 2015	October 31, 2014	October 31, 2013

Revenues	$110,237,009	$139,597,173	$168,682,409

Cost of Goods Sold	102,331,749	111,405,819	159,305,976

Gross Profit	7,905,260	28,191,354	9,376,433

Operating Expenses	2,411,439	2,210,637	1,819,444

Operating Profit	5,493,821	25,980,717	7,556,989

Other Income (Expense)
Interest income	13,587	19,956	68,009
Other income	363,591	248,208	23,930
Bond termination premium	—	(1,518,000)	—
Interest expense	(1,068,944)	(3,311,128)	(4,048,031)
Gain on interest rate swap	—	427,091	769,925
Income from equity method investments	251,483	87,332	453,237
Total other expense, net	(440,283)	(4,046,541)	(2,732,930)

Net Income	$5,053,538	$21,934,176	$4,824,059

Weighted Average Units Outstanding	4,953	4,953	4,953
Net Income Per Unit	$1,020.30	$4,428.46	$973.96
Distributions Per Unit	$1,125	$—	$—

Notes to Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Statements of Comprehensive Income

	Year Ended	Year Ended	Year Ended
	October 31, 2015	October 31, 2014	October 31, 2013

Net Income	$5,053,538	$21,934,176	$4,824,059
Other Comprehensive Income
Unrealized gains (losses) on restricted marketable securities, net of reclassification adjustment for loss recognized in net income	—	9,675	(33,399)
Comprehensive Income	$5,053,538	$21,943,851	$4,790,660

Notes to Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Statement of Changes in Members' Equity

	Members' Equity	Accumulated Other Comprehensive Income (Loss)	Total Members Equity

Balance - October 31, 2012	$46,508,481	$23,724	$46,532,205

Net income	4,824,059	—	4,824,059

Unrealized loss on restricted marketable securities	—	(33,399)	(33,399)

Balance - October 31, 2013	51,332,540	(9,675)	51,322,865

Net income	21,934,176	—	21,934,176

Amount reclassified from accumulated other comprehensive income - realized loss on restricted marketable securities	—	14,115	14,115

Unrealized loss on restricted marketable securities	—	(4,440)	(4,440)

Balance - October 31, 2014	73,266,716	—	73,266,716

Net income	5,053,538	—	5,053,538

Member distributions	(5,572,125)	—	(5,572,125)

Member unit repurchase, 17 units	(136,000)	—	(136,000)

Balance - October 31, 2015	$72,612,129	$—	$72,612,129

Notes to Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Statements of Cash Flows

	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	October 31, 2015	October 31, 2014	October 31, 2013

Cash Flows from Operating Activities
Net income	$5,053,538	$21,934,176	$4,824,059
Adjustments to reconcile net income to net cash provided by operations
Depreciation and amortization	6,932,981	6,904,482	6,580,350
Income from equity method investments	(251,483)	(87,332)	(453,237)
Non-cash patronage income	(255,375)	(197,494)	—
Realized loss on marketable security	—	14,115	—
Change in assets and liabilities
Restricted marketable securities	—	28,484	(56,697)
Accounts receivable, including members	1,405,239	(1,110,633)	1,656,053
Inventories	(812,210)	(699,313)	550,548
Derivative instruments	(241,269)	(126,716)	(1,067,517)
Prepaids and other	(42,731)	87,657	(74,675)
Accounts payable	(444,445)	183,389	(27,162)
Accrued expenses	(21,780)	480,965	(77,167)
Customer deposits	—	(22,317)	22,317
Net cash provided by operating activities	11,322,465	27,389,463	11,876,872

Cash Flows from Investing Activities
Proceeds from sale of marketable securities	—	1,523,215	—
Capital expenditures	(6,717,490)	(1,384,779)	(206,159)
Proceeds from sale of property and equipment	—	—	28,500
Distribution from (investment in) equity method investments	417,400	(388,000)	(262,566)
Net cash used in investing activities	(6,300,090)	(249,564)	(440,225)

Cash Flows from Financing Activities
Payments on long-term debt	(5,620,196)	(54,786,562)	(4,999,455)
Advances on long-term debt	—	35,289,064	—
Member unit repurchase, 17 units	(136,000)	—	—
Member distributions	(5,572,125)	—	—
Net cash used in financing activities	(11,328,321)	(19,497,498)	(4,999,455)

Net Increase (Decrease) in Cash and Cash Equivalents	(6,305,946)	7,642,401	6,437,192

Cash and cash equivalents – Beginning of Period	15,511,589	7,869,188	1,431,996

Cash and cash equivalents – End of Period	$9,205,643	$15,511,589	$7,869,188

Supplemental Cash Flow Information
Cash paid for interest expense	$916,442	$2,695,085	$3,635,989

Supplemental Disclosure of Noncash Financing and Investing Activities
Unrealized gain (loss) on restricted marketable securities	$—	$9,675	$(33,399)
Capital lease financing	$—	$2,352,137	$—
Construction in progress included in accounts payable	$124,422	$—	$—
Notes to Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Notes to Financial Statements
October 31, 2015 and 2014

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
October 31, 2015 and 2014

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

Accounts receivable are recorded at their estimated net realizable value. Accounts are considered past due if payment is not made on a timely basis in accordance with the Company’s credit terms. Accounts considered uncollectible are written off. The Company’s estimate of the allowance for doubtful accounts is based on historical experience, its evaluation of the current status of receivables, and unusual circumstances, if any. At October 31, 2015 and 2014, the Company believed that such amounts would be collectible and an allowance was not considered necessary.

Inventories

Inventories consist of raw materials, supplies, work in process and finished goods. Raw materials and supplies are stated at the lower of cost (first-in, first-out method) or net realizable value. Work in process and finished goods are stated at the lower of average cost or net realizable value.

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

HIGHWATER ETHANOL, LLC
Notes to Financial Statements
October 31, 2015 and 2014

In accordance with the Company’s policy for evaluating impairment of long-lived assets described above, when a triggering event occurs management evaluates the recoverability of the facilities based on projected future cash flows from operations over the facilities’ estimated useful lives. In determining the projected future undiscounted cash flows, the Company makes significant assumptions concerning the future viability of the ethanol industry, the future price of corn in relation to the future price of ethanol and the overall demand in relation to production and supply capacity. The Company has not recorded any impairment as of October 31, 2015 and 2014.

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts receivable, and accounts payable, and other working capital items approximate fair value at October 31, 2015 and 2014 due to the short maturity nature of these instruments.

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

Equity Method Investments

The Company has a 7% investment interest in an unlisted company, Renewable Fuels Marketing Group, LLC (RPMG), who markets the Company’s ethanol. The Company also has a 7% ownership interest in Lawrenceville Tank, LLC (LT), which owns and operates a trans load/tank facility near Atlanta, Georgia. These investments are flow-through entities and are being accounted for by the equity method of accounting under which the Company’s share of net income is recognized as income in the Company’s statements of operations and added to the investment account. Distributions or dividends received from the investments are treated as a reduction of the investment account. The Company consistently follows the practice of recognizing the net income based on a one month lag. Therefore, net income related to RPMG is reported in the Company’s statements of operations for the years ended October 31, 2015, 2014 and 2013 is based on RPMG's results of operations for the twelve month periods ended September 30, 2015, 2014 and 2013. Net income related to LT which is reported in the Company’s statement of operations for the year ended October 31, 2015, is based on LT's results of operations for the ten months ended September 30, 2015.

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

The Company files income tax returns in the U.S. federal and Minnesota state jurisdictions. The Company is no longer subject

HIGHWATER ETHANOL, LLC
Notes to Financial Statements
October 31, 2015 and 2014

to U.S. federal and state income tax examinations by tax authorities beyond three years.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. Additionally, the guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, which is the Company’s first quarter of fiscal year 2019. Early application is permitted one year earlier. The new standard allows for the amendment to be applied either retrospectively to each prior reporting period presented or retrospectively as a cumulative-effect adjustment as of the date of adoption. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures, including which transition method it will adopt.

In April 2015, the FASB issued ASU No. 2015-03 (ASU 2015-03), Interest-Imputation of Interest, which simplifies the presentation of debt issuance costs. The new standard debt issuance costs will be reclassified as a deduction to the carrying amount of the related debt balance. ASU 2015-03 is effective for fiscal periods beginning after December 31, 2015. The Company is evaluating the effect that ASU 2015-03 will have on its consolidated financial statements and related disclosures, including which transition method it will adopt.
In July 2015, the FASB issued ASU No. 2015-11 (ASU 2015-11), Inventory, which simplifies the measurement of inventory. The new standard requires the measurement of inventory at the lower of cost and net realizable value. ASU 2015-11 is effective for fiscal periods beginning after December 15, 2016. Early adoption is permitted. The Company has adopted the guidance with no material impact on its results of operations or financial condition.
In August 2015, the FASB issued ASU No. 2015-15 (ASU 2015-15), Interest-Imputation of Interest (Subtopic 835-30), which amends subtopic 835-30 to clarify guidance on the presentation and measurement of debt issuance costs. ASU 2015-15 is effective immediately. The Company has adopted the guidance with no material impact on its results of operations or financial condition.

HIGHWATER ETHANOL, LLC
Notes to Financial Statements
October 31, 2015 and 2014

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

3. CONCENTRATIONS

The Company has identified certain concentrations that are present in their business operations. The Company’s revenue from ethanol sales and distiller sales are each derived from a single customer under an ethanol marketing agreement and a distillers marketing agreement as described in Note 12. The Company purchases all corn from a single supplier under a grain procurement agreement described in Note 12. The Company has a revenue concentration in that its revenue is generated from the sales of primarily two products, ethanol and distillers grains.

The Company sold all ethanol produced to a related party under an ethanol marketing agreement described in Note 12. Total sales for the years ended October 31, 2015, 2014 and 2013 were $86,024,565, $111,591,475 and $130,623,053, respectively. Accounts receivable as of October 31, 2015 and 2014 were $1,782,168 and $3,315,756, respectively.

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

•	Level 2 inputs include the following:

◦	Quoted prices in active markets for similar assets or liabilities.

◦	Quoted prices in markets that are not active for identical or similar assets or liabilities.

◦	Inputs other than quoted prices that are observable for the asset or liability.

◦	Inputs that are derived primarily from or corroborated by observable market data by correlation or other means.

•	Level 3 inputs are unobservable inputs for the asset or liability.

The following table provides information on those assets (liabilities) measured at fair value on a recurring basis.

	Fair Value as of	Fair Value Measurement Using
	October 31, 2015	Level 1	Level 2	Level 3
Derivative instrument - commodities	$(953,862)	$(953,862)	$—	$—

	Fair Value as of	Fair Value Measurement Using
	October 31, 2014	Level 1	Level 2	Level 3
Derivative instrument - commodities	$(339,011)	$(339,011)	$—	$—

The fair value of restricted marketable securities is based on quoted market prices in an active market. The Company determined

HIGHWATER ETHANOL, LLC
Notes to Financial Statements
October 31, 2015 and 2014

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

5. INVENTORIES

Inventories consisted of the following at:

	October 31, 2015	October 31, 2014

Raw materials	$1,987,840	$1,653,015
Spare parts and supplies	1,841,343	1,603,984
Work in process	774,910	710,583
Finished goods	503,308	327,609
Total	$5,107,401	$4,295,191

6. DERIVATIVE INSTRUMENTS

As of October 31, 2015, the Company had entered into corn and natural gas derivative instruments, which are required to be recorded as either assets or liabilities at fair value in the balance sheet. The Company uses these instruments to manage risks from changes in market rates and prices. They are not used for speculative purposes. Derivatives qualify for treatment as hedges when there is a high correlation between the change in fair value of the derivative instrument and the related change in value of the underlying hedged item. The Company may designate the hedging instruments based upon the exposure being hedged as a fair value hedge, a cash flow hedge or a hedge against foreign currency exposure. The derivative instruments outstanding at October 31, 2015 are not designated as effective hedges for accounting purposes.

Interest Rate Swap

As of October 31, 2013, the Company had an interest rate swap with a notional amount of approximately $16,582,000 that effectively fixed the interest rate for a corresponding amount of long term debt at 7.6%. On February 26, 2014, the Company terminated the interest rate swap. During the year ended October 31, 2014, the company paid $481,159 , including $234,550 upon termination. These amounts are included in interest expense.

Corn and Natural Gas Contracts

As of October 31, 2015, the Company has open positions for 600,000 bushels of corn, 464,000 gallons of ethanol and 190,000 dekatherms of natural gas. Management expects all open positions outstanding as of October 31, 2015 to be realized within the next twelve months.

The following tables provide details regarding the Company's derivative instruments at October 31:

Instrument	Balance Sheet location	Liabilities
		2015	2014

Corn, natural gas and ethanol contracts
In loss position		$(953,862)	$(339,011)
Deposits with broker		1,453,064	596,945
	Current assets	$499,202	$257,934

HIGHWATER ETHANOL, LLC
Notes to Financial Statements
October 31, 2015 and 2014

The following tables provide details regarding the gains (losses) from the Company's derivative instruments in the statements of operations, none of which are designated as hedging instruments:

	Statement of	Year Ended October 31
	Operations location	2015	2014	2013
Interest rate swap	Other income (expense)	$—	$427,091	$769,925
Ethanol contracts	Revenues	(41,979)	(524,706)	—
Corn contracts	Cost of goods sold	827,570	(810,856)	331,488
Natural gas contracts	Cost of goods sold	(27,368)	(135,785)	41,198

7. INVESTMENT IN RPMG

The financial statements of RPMG are summarized as of and for the years ended September 30 as follows:

	September 30, 2015	September 30, 2014

Current assets	$127,830,830	$117,836,343
Other assets	1,354,638	1,240,202
Current liabilities	95,209,063	77,868,455
Long-term liabilities	172,000	16,000
Members' equity	33,804,405	41,192,090
Revenue	3,259,961,621	4,221,333,376
Net income	4,412,315	3,946,180

8. DEBT FINANCING

Long-term debt consists of the following at:

	October 31, 2015	October 31, 2014
Variable Rate Term Loan (AgStar)	$21,652,129	$26,509,288

Capital leases, see terms below	1,341,451	2,104,488

Total	22,993,580	28,613,776

Less amounts due within one year	4,329,854	4,298,766

Net long-term debt	$18,663,726	$24,315,010

Bank Financing

On February 27, 2014, the Company entered into a Credit Agreement with AgStar Financial Services, PCA ("AgStar") for the purpose of refinancing the debt facility previously held by First National Bank of Omaha ("FNBO"). AgStar's Credit Agreement provides for a $20,000,000 Term Loan, a $5,000,000 Term Revolving Loan, and a $5,000,000 Revolving Line of Credit. The availability under the Term Revolving Loan supports and will be reduced by the issuance of letters of credit. The Company paid a $50,000 underwriting fee and a $75,000 commitment fee in addition to other standard closing costs in connection with the refinancing.

On February 26, 2014, in connection with and in preparation for the refinancing of the debt facility, the Company paid $7,639,971 towards the balance of FNBO's Variable Rate Note, leaving a combined balance due of $20,000,000 on FNBO's Fixed Rate Note

HIGHWATER ETHANOL, LLC
Notes to Financial Statements
October 31, 2015 and 2014

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

Effective February 26, 2015, the Company entered into a First Amendment to Amended and Restated Credit Agreement with AgStar extending the maturity date on the Revolving Line of Credit until March 1, 2016.

The Amended and Restated Credit Agreement increases the Term Loan to $27,000,000 and also continues to provide the Company with a $5,000,000 Term Revolving Loan, and a $5,000,000 Revolving Line of Credit subject to terms described in the Amended and Restated Credit Agreement and summarized below. The Company paid a $25,000 underwriting fee and a $17,500 commitment fee and agreed to pay an annual facility fee of $10,000 to AgStar in addition to other standard closing costs in connection with the refinancing.

Term Loan

The Term Loan is for $27,000,000 with a variable interest rate that is the greater of the 30-day LIBOR rate plus 325 basis points with no minimum interest rate. Monthly principal payments are due on the Term Loan of approximately $321,000 plus accrued interest. Payments are based upon a seven year amortization and the Term Loan is fully amortized. The outstanding balance on this note was $21,652,129 at October 31, 2015. The Company may convert the Term Loan to a fixed rate loan, subject to certain conditions as described in the Amended and Restated Credit Agreement and with the consent of AgStar.

Term Revolving Loan

The Term Revolving Loan is for up to $5,000,000 with a variable interest rate that is the 30-day LIBOR rate plus 325 basis points with no minimum interest rate. The Term Revolving Loan may be advanced, repaid and re-borrowed during the term. Monthly interest payments are due on the Term Revolving Loan. Payment of all amounts outstanding is due on September 22, 2021. The outstanding balance was $0 at October 31, 2015. As of October 31, 2015, the Company has $2,000,000 in letters of credit outstanding which reduce the amount available under the Term Revolving Loan. The Company pays interest at a rate of 1.5% on amounts outstanding for the letters of credit.

Revolving Line of Credit

The Company has a Revolving Line of Credit available equal to the amount of the Borrowing Base, with a maximum limit of $5,000,000. The Borrowing Base will vary and may at times be less than $5,000,000. The Revolving Line of Credit expires on March 1, 2016 and accrues interest at the 30-day LIBOR rate plus 325 basis points with no minimum interest rate. Monthly interest payments are due on the Revolving Line of Credit. The outstanding balance was $0 at October 31, 2015.

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
Notes to Financial Statements
October 31, 2015 and 2014

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

On October 2, 2014, the Company paid the capital lease in full, retired the bonds and purchased the equipment. The Company paid a premium in the amount of $1,518,000 in connection with the termination of the capital lease.

Butamax

The Company entered into a series of related definitive agreements, dated September 26, 2013, with Butamax which include an Easement for Construction and Process Demonstration Agreement, an Equipment Lease Agreement, a Technology License Agreement, a Technology Demonstration Risk Reduction Agreement and a Security Agreement (collectively, the "Agreements") pursuant to which Butamax has agreed to construct, install and lease its corn oil separation system and license to the Company its proprietary, patent-protected corn oil separation technology.  Pursuant to the Agreements, the Company agreed to give Butamax access to the plant in order to construct, install, operate, test and commercially validate a corn oil separation system. Butamax retains ownership of the corn oil separation system and technology but agrees to lease it to the Company for a term of 120 months subject to Butamax's right to remove the system if the Company is in breach of the Agreements. The term of the lease may also be extended or terminated pursuant to the terms of the Agreements. The Company is responsible for repairs and maintenance of the system and bear the risk of loss. In return, the Company agrees to payment of certain license fees which are subject to being reduced under the terms of the Agreements if the corn oil separation system does not meet certain performance goals.  The Agreements provide that the corn oil separation system shall be conveyed to the Company at the end of the term so long as the Company is not in breach of the Agreements. The Company granted a security interest to Butamax in the corn oil separation system to secure its obligations under the Agreements.  Pursuant to the Agreements, the Company agreed, subject to certain obligations of confidentiality, to provide Butamax with Company information on a monthly basis including business and financial information and have granted Butamax the option to have a representative present in board and committee meetings as an observer.  The Company also agreed to give Butamax notice in the event of an issuance or sale of membership interests or convertible debt instruments.  The Company recorded this as a capital lease in April 2014, and the balance as of October 31, 2015 was $1,341,451.

The estimated maturities of the long-term debt at October 31, 2015 are as follows:

2016	$4,329,854
2017	4,404,487
2018	3,857,160
2019	3,857,160
2020	3,857,160
2021 and thereafter	2,687,759

Long-term debt	$22,993,580

HIGHWATER ETHANOL, LLC
Notes to Financial Statements
October 31, 2015 and 2014

9. LEASES

The Company leases rail cars and equipment under operating and capital leases. Rail car leases include additional payments for usage beyond specified levels. Total lease expense for the years ending October 31, 2015, 2014 and 2013 was approximately $269,000, $218,000, and $240,000 respectively.

Future minimum lease payments under the leases are as follows at October 31, 2015:

	Operating	Capital
2016	$295,920	$833,328
2017	295,920	555,569
2018	295,920	—
2019	197,280	—
Total	$1,085,040	1,388,897
Less amount representing interest		47,446
Present value of minimum lease payments (included in note 8)		$1,341,451

10. MEMBERS' EQUITY

The Company has one class of membership units, and is authorized to issue up to 10,000 units, which include certain transfer restrictions as specified in the operating agreement and pursuant to applicable tax and securities law, with each unit representing a pro rata ownership in the Company’s capital, profits, losses and distributions. Income and losses are allocated to all members based upon their respective percentage of units held.

11. INCOME TAXES

The Company has adopted an October 31 fiscal year end, but has a tax year end of December 31. The differences between financial statement basis and tax basis of assets are estimated as follows:

	October 31, 2015	October 31, 2014

Financial statement basis of total assets	$98,196,424	$104,813,009

Derivative instruments - commodities	953,862	339,011
Organizational and start-up costs	2,311,906	2,576,124
Book to tax depreciation	(30,554,924)	(25,584,226)

Income tax basis of total assets	$70,907,268	$82,143,918

The differences between the financial statement basis and tax basis of the Company's liabilities are estimated as follows:

HIGHWATER ETHANOL, LLC
Notes to Financial Statements
October 31, 2015 and 2014

	October 31, 2015	October 31, 2014

Financial statement basis of total liabilities	$25,584,295	$31,546,293

Less: Accrued Expenses	280,800	237,600

Income tax basis of total liabilities	$25,303,495	$31,308,693

12. COMMITMENTS AND CONTINGENCIES

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

Forward Contracts

At October 31, 2015, the Company has approximately 10,000 tons of forward dried distiller grains sales contracts and 850,000 pounds of forward fixed price corn oil sales contracts at various fixed prices for various delivery periods through May 2016 and December 2016, respectively. At October 31, 2015, the Company also has approximately 2,019,000 MMBTUs of forward contracts for natural gas purchases for various delivery periods through March 2018, which represents approximately 56.1% of the Company’s projected usage for the corresponding time period.

Construction Agreements

The Company has entered into agreements for the construction of a water pipeline to add a third water source for the plant. The project was completed during the first quarter of the Company's 2016 fiscal year. The Company's total commitment is approximately $5,300,000

The Company has entered into agreements for the construction of additional grain storage which is expected to add 600,000 bushels of storage. The project is expected to be completed during the second quarter of the Company's 2016 fiscal year. The Company's total commitment is approximately $1,900,000.

13. QUARTERLY FINANCIAL DATA (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year Ended October 31, 2015
Revenues	$30,081,371	$25,824,583	$28,641,415	$25,689,640
Gross profit	3,265,485	371,380	2,784,179	1,584,216
Operating income (loss)	2,612,151	(401,679)	2,255,304	1,028,045
Net income (loss)	2,378,077	(503,141)	2,341,036	837,566
Basic and diluted earnings (loss) per unit	480.13	(101.58)	472.65	169.14

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year Ended October 31, 2014
Revenues	$38,587,712	$32,042,415	$37,172,560	$31,794,486
Gross profit	9,200,333	7,044,814	5,245,115	6,701,092
Operating income	8,551,490	6,494,307	4,776,195	6,158,725
Net income	7,753,542	5,985,350	4,289,316	3,905,968
Basic and diluted earnings per unit	1,565.42	1,208.43	866.00	788.61

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year Ended October 31, 2013
Revenues	$43,201,533	$42,638,894	$44,801,707	$38,040,275
Gross profit (loss)	(529,082)	1,986,332	2,611,765	5,307,418
Operating income (loss)	(1,057,604)	1,549,396	2,211,508	4,853,689
Net income (loss)	(1,746,420)	770,314	1,565,598	4,234,567
Basic and diluted earnings (loss) per unit	(352.60)	155.52	316.09	854.95

The above quarterly financial data is unaudited, but in the opinion of management, all adjustments necessary for a fair presentation of the selected data for these periods presented have been included.

14. SUBSEQUENT EVENT

Distribution

On November 18, 2015, the board of governors declared a cash distribution of $400 per membership unit to the holders of record as of the close of business on November 18, 2015, for a total distribution of $1,974,400. The distribution was paid on December 17, 2015.

HIGHWATER ETHANOL, LLC
Notes to Financial Statements
October 31, 2015 and 2014

Loan Amendment

On January 22, 2016, the Company entered into a Second Amended and Restated Credit Agreement with AgStar which amended the Amended and Restated Credit Agreement dated September 22, 2014. The Second Amended and Restated Credit Agreement provides for a Term Loan and a Term Revolving Loan and is secured by substantially all business assets.

The Term Loan is for $15,000,000 with a variable interest rate that is equal to 30-day LIBOR rate plus 325 basis points with no minimum interest rate. The Company will make monthly principal payments on the Term Loan of approximately $250,000 plus accrued interest. Payments are based upon a five year amortization and the Term Loan is fully amortized. The Company may convert the Term Loan to a fixed rate loan, subject to certain conditions as described in the Second Amended and Restated Credit Agreement and with the consent of AgStar.

The Term Revolving Loan is for up to $15,000,000 with a variable interest rate that is the 30-day LIBOR rate plus 325 basis points with no minimum interest rate. The availability under the Term Revolving Loan increases to $20,000,000 after the Term Loan is paid down to $10,000,000 so long as at least one or more of the participating banks agrees to raise its commitment. The Term Revolving Loan may be advanced, repaid and re-borrowed during the term. The Company will make monthly interest payments on the Term Revolving Loan with payment of all amounts outstanding due on January 22, 2023. The Company also currently has $1,500,000 in letters of credit which reduce the amount available under the Term Revolving Loan and pays interest at a rate of 1.50% on amounts outstanding for the letters of credit. The Company is also required to pay unused commitment fees for the Term Revolving Loan as defined in the Second Amended and Restated Credit Agreement.

The fixed charge coverage ratio is eliminated and replaced with a debt service coverage ratio of no less than 1.25:1.00 measured annually by comparing adjusted EBITDA to scheduled payments of principal and interest. The Company's minimum working capital requirement is $8,250,000, which is calculated as current assets plus the amount available for drawing under the Term Revolving Loan and undrawn amounts on outstanding letters of credit, less current liabilities, and is measured quarterly. The limitation on annual capital expenditures without prior approval of AgStar is increased from $2,000,000 to $5,000,000 and the limitation on distributions to members is raised to 75% of net income in a given year without the prior approval of AgStar. The Company is no longer required to maintain a minimum net worth. The Company pays an annual facility fee of $10,000 to AgStar in connection with this financing.

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

Our management, including our Chief Executive Officer (the principal executive officer), Brian Kletscher, along with our Chief Financial Officer (the principal financial officer), Lucas Schneider, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of October 31, 2015.  Based on this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 (“COSO”). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of October 31, 2015.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of our 2015 fiscal year, which were identified in connection with management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

On January 22, 2016, we entered into a Second Amended and Restated Credit Agreement with AgStar which amended the Amended and Restated Credit Agreement dated September 22, 2014. The Second Amended and Restated Credit Agreement provides for a Term Loan and a Term Revolving Loan and is secured by substantially all business assets. In connection therewith, as of the same date, we executed Second Amended and Restated Term Notes, Second Amended and Restated Term Revolving Notes, an Amended and Restated Security Agreement and a Second Amended and Restated Mortgage, Security Agreement, Assignment of Leases and Fixture Financing Statement. Please refer to “ITEM 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Loan Amendment” for a description of the material terms and conditions of these amendments.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference from the definitive proxy statement for our 2016 annual meeting of members to be filed with the Securities Exchange Commission within 120 days after the end of our 2015 fiscal year. This proxy statement is referred to in this report as the 2016 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from the 2016 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED MEMBER MATTERS

The information required by this Item is incorporated by reference from the 2016 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference from the 2016 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference from the 2016 Proxy Statement.

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

(3)	Exhibits

Exhibit No.	Exhibit	Filed Herewith	Incorporated by Reference
3.1	Articles of Organization of the registrant.		Exhibit 3.1 to the registrant's registration statement on Form SB-2 (Commission File 333-137482).
3.2	Second Amended and Restated Member Control Agreement of the registrant.		Exhibit 3.2 to the registrant's registration Form 10-Q filed with the Commission on March 22, 2011.
4.1	Form of Membership Unit Certificate.		Exhibit 4.2 to the registrant's registration statement on Form SB-2 (Commission File 333-137482).
10.1	Grain Procurement Agreement and Amendment with Meadowland Farmers Co-op.		Exhibit 10.6 to the registrant's registration statement on Form SB-2 (Commission File 33-137482).

10.2	Energy Management Agreement dated June 8, 2006 between Highwater Ethanol, LLC and U.S. Energy Services, Inc.	Exhibit 10.9 to the registrant's registration statement on Form SB-2 (Commission File 33-137482).
10.3	Redwood Electric Service Agreement dated June 28, 2007.	Exhibit 99.1 to the registrant's Form 8-K filed with the Commission on July 3, 2007.
10.4	Distillers Grains Marketing Agreement with CHS, Inc. dated October 11, 2007.	Exhibit 10.4 to the registrant's Form 10-KSB filed with the Commission on January 29, 2008.
10.5	Centerpoint Natural Gas Agreement dated June 26, 2008.	Exhibit 10.26 to the registrant's Form 10-QSB filed with the Commission on September 15, 2008.
10.6	Trinity Industries Leasing Company Railroad Car Lease Agreement dated July 1, 2009.	Exhibit 10.2 to the registrant's Form 10-Q filed with the Commission on June 15, 2009.
10.7	RPMG Ethanol Fuel Marketing Agreement dated February 1, 2011.+	Exhibit 10.50 to the registrant's Form 10-K filed with the Commission on February 3, 2011.
10.8	Amended and Restated Ethanol Marketing Agreement between RPMG, Inc. and Highwater Ethanol, LLC dated August 27, 2012. +	Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on September 14, 2012.
10.9	2014 Bonus Plan for CEO and CFO	Exhibit 10.85 to the registrant's Form 10-K filed with the Commission on January 16, 2014
10.10	Employment Agreement between Highwater Ethanol, LLC and Brian Kletscher dated February 26, 2014.	Exhibit 99.2 to the registrant's Form 8-K filed with the Commission on February 28, 2014
10.11	Employment Agreement between Highwater Ethanol, LLC and Lucas Schneider dated February 26, 2014.	Exhibit 99.1 to the registrant's Form 8-K filed with the Commission on February 28, 2014
10.12	Amendment No. 1 to Distiller's Grain Marketing Agreement between Highwater Ethanol, LLC and CHS, Inc. dated February 13, 2014.	Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on March 17, 2014
10.13	Credit Agreement between Highwater Ethanol, LLC and AgStar Financial Services, PCA dated February 27, 2014.	Exhibit 10.2 to the registrant's Form 10-Q filed with the Commission on March 17, 2014
10.14	Revolving Line of Credit Note between Highwater Ethanol, LLC and AgStar Financial Services, PCA dated February 27, 2014.	Exhibit 10.3 to the registrant's Form 10-Q filed with the Commission on March 17, 2014
10.15	Revolving Line of Credit Note between Highwater Ethanol, LLC and United Farm Credit Services, PCA dated February 27, 2014.	Exhibit 10.3 to the registrant's Form 10-Q filed with the Commission on March 17, 2014
10.16	Revolving Line of Credit Note between Highwater Ethanol, LLC and Badgerland Financial, ACA dated February 27, 2014.	Exhibit 10.4 to the registrant's Form 10-Q filed with the Commission on March 17, 2014
10.17	Term Note between Highwater Ethanol, LLC and AgStar Financial Services, PCA dated February 27, 2014.	Exhibit 10.5 to the registrant's Form 10-Q filed with the Commission on March 17, 2014
10.18	Term Note between Highwater Ethanol, LLC and United Farm Credit Services, PCA dated February 27, 2014.	Exhibit 10.6 to the registrant's Form 10-Q filed with the Commission on March 17, 2014
10.19	Term Note between Highwater Ethanol, LLC and Badgerland Financial, ACA dated February 27, 2014.	Exhibit 10.7 to the registrant's Form 10-Q filed with the Commission on March 17, 2014
10.20	Term Revolving Note between Highwater Ethanol, LLC and AgStar Financial Services, PCA dated February 27, 2014.	Exhibit 10.8 to the registrant's Form 10-Q filed with the Commission on March 17, 2014

10.21	Term Revolving Note between Highwater Ethanol, LLC and United Farm Credit Services, PCA dated February 27, 2014.	Exhibit 10.9 to the registrant's Form 10-Q filed with the Commission on March 17, 2014
10.22	Term Revolving Note between Highwater Ethanol, LLC and Badgerland Financial, ACA dated February 27, 2014.	Exhibit 10.10 to the registrant's Form 10-Q filed with the Commission on March 17, 2014
10.23	Security Agreement between Highwater Ethanol, LLC and AgStar Financial Services, PCA dated February 27, 2014.	Exhibit 10.11 to the registrant's Form 10-Q filed with the Commission on March 17, 2014
10.24	Mortgage, Security Agreement, Assignment and Leases and Rents and Fixture Financing Statement between Highwater Ethanol, LLC and AgStar Financial Services, PCA dated February 27, 2014.	Exhibit 10.12 to the registrant's Form 10-Q filed with the Commission on March 17, 2014
10.25	Irrevocable Standby Letter of Credit No. 101 between Highwater Ethanol, LLC and AgStar Financial Services, PCA dated February 27, 2014.	Exhibit 10.13 to the registrant's Form 10-Q filed with the Commission on March 17, 2014
10.26	Easement for Construction and Process Demonstration Agreement between Butamax Advanced Biofuels LLC and Highwater Ethanol, LLC dated September 26, 2013.+	Exhibit 10.79 to the registrant's Form 10-K/A filed with the Commission on May 22, 2014
10.27	Equipment Lease Agreement between Butamax Advanced Biofuels LLC and Highwater Ethanol, LLC dated September 26, 2013.+	Exhibit 10.80 to the registrant's Form 10-K/A filed with the Commission on May 22, 2014
10.28	Technology Demonstration Risk Reduction Agreement between Butamax Advanced Biofuels LLC and Highwater Ethanol, LLC dated September 26, 2013.+	Exhibit 10.81 to the registrant's Form 10-K/A filed with the Commission on May 22, 2014
10.29	Security Agreement between Butamax Advanced Biofuels LLC and Highwater Ethanol, LLC dated September 26, 2013.+	Exhibit 10.82 to the registrant's Form 10-K/A filed with the Commission on May 22, 2014
10.30	Technology License Agreement between Butamax Advanced Biofuels LLC and Highwater Ethanol, LLC dated September 26, 2013.+	Exhibit 10.83 to the registrant's Form 10-K/A filed with the Commission on May 22, 2014
10.31	Distillers Crude Corn Oil Marketing Agreement between CHS Inc. and Highwater Ethanol, LLC dated November 4, 2013.+	Exhibit 10.84 to the registrant's Form 10-K/A filed with the Commission on May 22, 2014
10.32	Amended and Restated Credit Agreement dated September 22, 2014	Exhibit 10.102 to the registrant's Form 10-K filed with the Commission on January 28, 2015
10.33	Amended and Restated Revolving Line of Credit AgStar dated September 22, 2014	Exhibit 10.103 to the registrant's Form 10-K filed with the Commission on January 28, 2015
10.34	Amended and Restated Revolving Line of Credit Badgerland dated September 22, 2014	Exhibit 10.104 to the registrant's Form 10-K filed with the Commission on January 28, 2015
10.35	Amended and Restated Revolving Line of Credit United FCS dated September 22, 2014	Exhibit 10.105 to the registrant's Form 10-K filed with the Commission on January 28, 2015
10.36	Amended and Restated Term Note Badgerland dated September 22, 2014	Exhibit 10.106 to the registrant's Form 10-K filed with the Commission on January 28, 2015
10.37	Amended and Restated Term Note United FCS dated September 22, 2014	Exhibit 10.107 to the registrant's Form 10-K filed with the Commission on January 28, 2015
10.38	Amended and Restated Term Note AgStar dated September 22, 2014	Exhibit 10.108 to the registrant's Form 10-K filed with the Commission on January 28, 2015
10.39	Amended and Restated Term Revolving Note AgStar dated September 22, 2014	Exhibit 10.109 to the registrant's Form 10-K filed with the Commission on January 28, 2015
10.40	Amended and Restated Term Revolving Note Badgerland dated September 22, 2014	Exhibit 10.110 to the registrant's Form 10-K filed with the Commission on January 28, 2015

10.41	Amended and Restated Term Revolving Note United FCS dated September 22, 2014		Exhibit 10.111 to the registrant's Form 10-K filed with the Commission on January 28, 2015
10.42	Amended and Restated Mortgage dated September 22, 2014		Exhibit 10.112 to the registrant's Form 10-K filed with the Commission on January 28, 2015
10.43	First Amendment to Amended and Restated Credit Agreement.		Exhibit 99.1 to the registrant's Form 8-K filed with the Commission on February 27, 2015
10.44	Rice Lake Construction Agreement dated April 24, 2015.		Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on June 11, 2015
10.45	Grain Origination Agreement with CHS, Inc. dated October 15, 2015. +	X
10.46	2015 Executive Bonus Plan	X
10.47	2016 Executive Bonus Plan	X
10.48	Second Amended and Restated Credit Agreement with AgStar dated January 22, 2016	X
10.49	Amended and Restated Security Agreement with AgStar dated January 22, 2016	X
10.50	Second Amended and Restated Term Revolving Note with Agstar dated January 22, 2016	X
10.51	Second Amended and Restated Term Revolving Note with United FCS dated January 22, 2016	X
10.52	Second Amended and Restated Mortgage with AgStar dated January 22, 2016	X
10.53	Second Amended and Restated Term Note with United FCS dated January 22, 2016	X
10.54	Second Amended and Restated Term Note with AgStar dated January 22, 2016	X
14.1	Code of Ethics of Highwater Ethanol, LLC adopted on June 26, 2008.		Exhibit 14.1 to the registrant's Form 10-K filed with the Commission on January 29, 2013.
31.1	Certificate Pursuant to 17 CFR 240.13a-14(a)	X
31.2	Certificate Pursuant to 17 CFR 240.13a-14(a)	X
32.1	Certificate Pursuant to 18 U.S.C. Section 1350	X
32.2	Certificate Pursuant to 18 U.S.C. Section 1350	X
101
The following financial information from Highwater Ethanol, LLC's Annual Report on Form 10-K for the fiscal year ended October 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets as of October 31, 2015 and October 31, 2014, (ii) Statements of Operations for the fiscal years ended October 31, 2015, 2014 and 2013, (iii) Statement of Changes in Members' Equity and Comprehensive Income (Loss); (iv) Statements of Cash Flows for the fiscal years ended October 31, 2015, 2014 and 2013, and (v) the Notes to Financial Statements.**

(+)     Confidential Treatment Requested.
(X)    Filed herewith
**     Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HIGHWATER ETHANOL, LLC

Date:	January 28, 2016	/s/ Brian Kletscher
Brian Kletscher
Chief Executive Officer
(Principal Executive Officer)

Date:	January 28, 2016	/s/ Lucas Schneider
Lucas Schneider
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	January 27, 2016	/s/ David Moldan
David Moldan, Chairman and Governor

Date:	January 27, 2016	/s/ Ronald Jorgenson
Ronald Jorgenson, Vice Chairman and Governor

Date:	January 27, 2016	/s/ Warren Pankonin
Warren Pankonin, Secretary and Governor

Date:	January 27, 2016	/s/ Luke Spalj
Luke Spalj, Treasurer and Governor

Date:	January 27, 2016	/s/ Russell Derickson
Russell Derickson, Governor

Date:	January 27, 2016	/s/ William Garth
William Garth, Governor

Date:	January 27, 2016	/s/ George Goblish
George Goblish, Governor

Date:	January 27, 2016	/s/ David Eis
David Eis, Governor

Date:	January 27, 2016	/s/ Michael Landuyt
Michael Landuyt, Governor