Form 10-Q
period 2016-01-31
HIGHWATER ETHANOL LLC
filed 2016-03-09
CIK 1371451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended January 31, 2016

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
☐ Yes     ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  As of March 9, 2016 there were 4,936 membership units outstanding.

PART I    FINANCIAL INFORMATION

Item 1. Financial Statements

HIGHWATER ETHANOL, LLC
Condensed Balance Sheets

ASSETS	January 31, 2016	October 31, 2015
	(Unaudited)
Current Assets
Cash and cash equivalents	$5,189,983	$9,205,643
Derivative instruments	226,691	499,202
Accounts receivable	3,415,017	2,977,132
Inventories	4,715,465	5,107,401
Prepaids and other	101,819	98,381
Total current assets	13,648,975	17,887,759

Property and Equipment
Land and land improvements	12,327,946	6,907,577
Buildings	38,564,729	38,564,729
Office equipment	696,047	624,094
Equipment	65,376,511	65,193,412
Vehicles	52,994	52,994
Construction in progress	2,663,601	5,846,005
	119,681,828	117,188,811
Less accumulated depreciation	(41,487,573)	(39,730,669)
Net property and equipment	78,194,255	77,458,142

Other Assets
Investments	2,157,542	2,492,910
Debt issuance costs, net	172,902	166,156
Deposits	191,457	191,457
Total other assets	2,521,901	2,850,523

Total Assets	$94,365,131	$98,196,424

LIABILITIES AND MEMBERS' EQUITY	January 31, 2016	October 31, 2015
	(Unaudited)
Current Liabilities
Accounts payable	$2,019,128	$1,577,588
Accrued expenses	877,509	1,013,127
Customer deposits	321,236	—
Current maturities of long-term debt	3,552,092	4,329,854
Total current liabilities	6,769,965	6,920,569

Long-Term Debt	18,281,630	18,663,726

Commitments and Contingencies

Members' Equity
Members' equity, 4,936 units outstanding	69,313,536	72,612,129

Total Liabilities and Members’ Equity	$94,365,131	$98,196,424

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Condensed Unaudited Statements of Operations

	Three Months Ended
	January 31, 2016	January 31, 2015

Revenues	$24,199,824	$30,081,371

Cost of Goods Sold	24,765,213	26,815,886

Gross Profit (Loss)	(565,389)	3,265,485

Operating Expenses	693,902	653,334

Operating Profit (Loss)	(1,259,291)	2,612,151

Other Income (Expense)
Interest income	1,655	4,222
Other income	5,936	8,295
Interest expense	(134,543)	(271,401)
Income from equity method investments	62,050	24,810
Total other income (expense), net	(64,902)	(234,074)

Net Income (Loss)	$(1,324,193)	$2,378,077

Weighted Average Units Outstanding	4,936	4,953
Net Income (Loss) Per Unit	$(268.27)	$480.13
Distributions Per Unit	$400	$1,125

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Condensed Unaudited Statements of Comprehensive Income

	Three Months Ended
	January 31, 2016	January 31, 2015

Net Income (Loss)	$(1,324,193)	$2,378,077
Other Comprehensive Income (Loss)
Comprehensive Income (Loss)	$(1,324,193)	$2,378,077

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Condensed Unaudited Statements of Cash Flows

	Three Months Ended
	January 31, 2016	January 31, 2015
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net income (loss)	$(1,324,193)	$2,378,077
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	1,750,158	1,715,652
Income from equity method investments	(62,050)	(24,810)
Change in assets and liabilities
Accounts receivable	(437,885)	1,434,495
Inventories	391,936	(763,549)
Derivative instruments	272,512	52,471
Prepaids and other	(3,439)	(28,898)
Customer deposits	321,236	434,385
Accounts payable	304,525	(100,683)
Accrued expenses	(135,618)	(252,861)
Net cash provided by operating activities	1,077,182	4,844,279

Cash Flows from Investing Activities
Capital expenditures	(2,356,002)	(459,505)
Dividends received from equity method investments	397,418	347,400
Net cash used in investing activities	(1,958,584)	(112,105)

Cash Flows from Financing Activities
Payments on long-term debt	(1,159,858)	(1,152,202)
Member distributions	(1,974,400)	(5,572,125)
Net cash used in financing activities	(3,134,258)	(6,724,327)

Net Decrease in Cash and Cash Equivalents	(4,015,660)	(1,992,153)

Cash and Cash equivalents – Beginning of Period	9,205,643	15,511,589

Cash and Cash equivalents – End of Period	$5,189,983	$13,519,436

Supplemental Cash Flow Information
Cash paid for interest expense	$201,129	$246,358

Supplemental Disclosure of Noncash Financing and Investing Activities
Capital expenditures included in accounts payable	$261,436	$40,684

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
January 31, 2016

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations.  The accompanying balance sheet and related notes as of October 31, 2015 are derived from the audited financial statements as of that date. These condensed financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company’s audited financial statements for the year ended October 31, 2015, contained in the Company’s Form 10-K.

In the opinion of management, the interim condensed financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for fair presentation of the Company's financial position as of January 31, 2016 and the results of operations and cash flows for all periods presented.

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
January 31, 2016

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

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts receivable, and accounts payable, and other working capital items approximate fair value at January 31, 2016 due to the short maturity nature of these instruments.

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

Equity Method Investments

The Company has a 7% investment interest in an unlisted company, Renewable Products Marketing Group, LLC (RPMG), who markets the Company’s ethanol. The Company also has a 7% ownership interest in Lawrenceville Tank, LLC (LT), which owns and operates a trans load/tank facility near Atlanta, Georgia. These investments are flow-through entities and are being accounted for by the equity method of accounting under which the Company’s share of net income is recognized as income in the Company’s statements of operations and added to the investment account. Distributions or dividends received from the investment are treated as a reduction of the investment account. The Company consistently follows the practice of recognizing the net income from equity method investments based on the most recent reliable data. Therefore, the net income which is reported in the Company's statement of operations for the quarter ended January 31, 2016 is based on the investee’s results of operations for the three month period ended December 31, 2015.

Railcar Damages Accrual

In accordance with the Company's railcar lease agreements, the Company is required to pay for damages considered to be in excess of normal wear and tear at the termination of the lease. The Company accrues the estimated cost for railcar damages over the term of the lease.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842).  This ASU requires lessees to recognize a lease liability and a right-to-use asset for all leases, including operating leases, with a term greater than twelve months on its balance sheet.  This ASU is effective in annual and interim periods in fiscal years beginning after December 15, 2018, with early adoption permitted, and requires a modified retrospective transition method.  The Company is currently in the process of evaluating the impact that this new guidance will have on the Financial Statements.

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

HIGHWATER ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
January 31, 2016

major manufacturing inputs. As a result, market fluctuations in the price of or demand for these commodities can have a significant adverse effect on the Company’s operations, profitability, and availability of cash flows to make loan payments and maintain compliance with the loan agreement.

3. FAIR VALUE MEASUREMENTS

The following table provides information on those assets (liabilities) measured at fair value on a recurring basis.

	Fair Value as of	Fair Value Measurement Using
	January 31, 2016	Level 1	Level 2	Level 3
Derivative instruments - commodities	$(612,470)	$(612,470)	$—	$—

	Fair Value as of	Fair Value Measurement Using
	October 31, 2015	Level 1	Level 2	Level 3
Derivative instruments - commodities	$(953,862)	$(953,862)	$—	$—

The Company determines the fair values of commodities by obtaining the fair value measurements from an independent pricing service based on dealer quotes and live trading levels from the Chicago Board of Trade.

4. INVENTORIES

Inventories consisted of the following at:

	January 31, 2016	October 31, 2015

Raw materials	$1,407,691	$1,987,840
Spare parts and supplies	1,959,180	1,841,343
Work in process	695,008	774,910
Finished goods	653,586	503,308
Total	$4,715,465	$5,107,401

5. DERIVATIVE INSTRUMENTS

As of January 31, 2016, the Company had entered into corn derivative instruments, which are required to be recorded as either assets or liabilities at fair value in the balance sheet. The Company uses these instruments to manage risks from changes in market rates and prices. They are not used for speculative purposes. Derivatives qualify for treatment as hedges when there is a high correlation between the change in fair value of the derivative instrument and the related change in value of the underlying hedged item. The Company may designate the hedging instruments based upon the exposure being hedged as a fair value hedge, a cash flow hedge or a hedge against foreign currency exposure. The derivative instruments outstanding at January 31, 2016 are not designated as effective hedges for accounting purposes.

Commodity Contracts

As of January 31, 2016, the Company has open positions for 250,000 bushels of corn and 100,000 dekatherms of natural gas. Management expects all open positions outstanding as of January 31, 2016 to be realized within the next twelve months.

The following tables provide details regarding the Company's derivative instruments at January 31, 2016 and October 31, 2015:

HIGHWATER ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
January 31, 2016

Instrument	Balance Sheet location	January 31, 2016	October 31, 2015

Corn, natural gas and ethanol contracts
In gain position		$19,313	$—
In loss position		(631,783)	(953,862)
Deposits with broker		839,161	1,453,064
	Current assets	$226,691	$499,202

The following tables provide details regarding the gains (losses) from the Company's derivative instruments in the statements of operations, none of which are designated as hedging instruments:

	Statement of	Three Months Ended January 31,
	Operations location	2016	2015
Ethanol contracts	Revenues	$29,502	$(34,952)
Corn contracts	Cost of goods sold	158,170	171,302
Natural gas contracts	Cost of goods sold	(112,654)	(41,783)

6. DEBT FINANCING

Long-term debt consists of the following at:

	January 31, 2016	October 31, 2015
Variable Rate Term Loan	$15,000,000	$21,652,129

Term Revolving Loan	5,687,839	—

Capital lease	1,145,883	1,341,451

Total	21,833,722	22,993,580

Less amounts due within one year	3,552,092	4,329,854

Net long-term debt	$18,281,630	$18,663,726

Bank Financing

On February 27, 2014, the Company entered into a Credit Agreement with AgStar Financial Services, PCA, as administrative agent for several financial institutions ("AgStar") for the purpose of refinancing the debt facility previously held by First National Bank of Omaha ("FNBO"). AgStar's Credit Agreement provided for a $20,000,000 Term Loan, a $5,000,000 Term Revolving Loan, and a $5,000,000 Revolving Line of Credit. The availability under the Term Revolving Loan would be reduced by the issuance of letters of credit.

On September 22, 2014, the Company entered into an Amended and Restated Credit Agreement with AgStar which amended the Credit Agreement originally dated February 27, 2014. The purpose for the amendment was to refinance a portion of a credit arrangement previously held by U.S. Bank National Association, as trustee, and the City of Lamberton, Minnesota (the “City”).
The Amended and Restated Credit Agreement increased the Term Loan to $27,000,000 and provided for a $5,000,000 Term Revolving Loan and a $5,000,000 Revolving Line of Credit. The Company agreed to pay an annual facility fee of $10,000 to AgStar. Effective February 26, 2015, the Company entered into a First Amendment to Amended and Restated Credit Agreement with AgStar extending the maturity date on the Revolving Line of Credit until March 1, 2016.
On January 22, 2016, the Company entered into a Second Amended and Restated Credit Agreement with AgStar which amended the Amended and Restated Credit Agreement dated September 22, 2014. The Second Amended and Restated Credit Agreement

HIGHWATER ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
January 31, 2016

decreases the Term Loan to $15,000,000, increases the Term Revolving Loan to $15,000,000 and eliminates the Revolving Line of Credit.
Term Loan

The Term Loan is for $15,000,000 with a variable interest rate that is equal to 30-day LIBOR rate plus 325 basis points with no minimum interest rate. The applicable interest rate at January 31, 2016 was 3.55%. Monthly principal payments are due on the Term Loan of approximately $250,000 plus accrued interest. Payments are based upon a five year amortization and the Term Loan is fully amortized. The outstanding balance on this note was $15,000,000 at January 31, 2016. The Company may convert the Term Loan to a fixed rate loan, subject to certain conditions as described in the Second Amended and Restated Credit Agreement and with the consent of AgStar.

Term Revolving Loan

The Term Revolving Loan is for up to $15,000,000 with a variable interest rate that is the 30-day LIBOR rate plus 325 basis points with no minimum interest rate. The applicable interest rate at January 31, 2016 was 3.55%. The availability under the Term Revolving Loan increases to $20,000,000 after the Term Loan is paid down to $10,000,000 so long as at least one or more of the participating banks agrees to raise its commitment. The Term Revolving Loan may be advanced, repaid and re-borrowed during the term. Monthly interest payments are due on the Term Revolving Loan with payment of all amounts outstanding due on January 22, 2023. The outstanding balance on this note was $5,687,839 at January 31, 2016. The Company also has $1,500,000 in letters of credit outstanding at January 31, 2016 which reduce the amount available under the Term Revolving Loan. The Company pays interest at a rate of 1.50% on amounts outstanding for the letters of credit. The Company is also required to pay unused commitment fees for the Term Revolving Loan as defined in the Second Amended and Restated Credit Agreement.

Covenants and other Miscellaneous Terms

The loan facility with AgStar is secured by substantially all business assets. The Company executed a mortgage in favor of AgStar creating a first lien on real estate and plant and a security interest in all personal property located on the premises and assigned in favor of AgStar, all rents and leases to the Company's property, the Company's marketing contracts, risk management services contract, and natural gas, electricity, water service and grain procurement agreements.
The Company is also subject to various financial and non-financial covenants that limit distributions and debt and require minimum debt service coverage, tangible net worth, and working capital requirements. The debt service coverage ratio is no less than 1.25:1.00 measured annually by comparing adjusted EBITDA to scheduled payments of principal and interest. The minimum working capital is $8,250,000, which is calculated as current assets plus the amount available for drawing under the Term Revolving Loan and undrawn amounts on outstanding letters of credit, less current liabilities, and is measured quarterly.
The Company is limited to annual capital expenditures of $5,000,000 without prior approval, incurring additional debt over certain amounts without prior approval, and making additional investments as described in the Amended and Restated Credit Agreement without prior approval of AgStar. The Company is allowed to make cash distributions to members as frequently as monthly in an amount equal to 75% of net income if working capital is greater than or equal to $8,250,000, or 100% of net income if working capital is greater than or equal to $11,000,000, or an unlimited amount if working capital is greater than or equal to $11,000,000 and the outstanding balance on the Term Loan is $0.00.
Capital Lease

The Company entered into a series of related definitive agreements, dated September 26, 2013, with Butamax which include an Easement for Construction and Process Demonstration Agreement, an Equipment Lease Agreement, a Technology License Agreement, a Technology Demonstration Risk Reduction Agreement and a Security Agreement (collectively, the "Agreements") pursuant to which Butamax has agreed to construct, install and lease its corn oil separation system and license to the Company its proprietary, patent-protected corn oil separation technology.  Pursuant to the Agreements, the Company agreed to give Butamax access to the plant in order to construct, install, operate, test and commercially validate a corn oil separation system. Butamax retains ownership of the corn oil separation system and technology but agrees to lease it to the Company for a term of 120 months subject to Butamax's right to remove the system if the Company is in breach of the Agreements. The term of the lease may also be extended or terminated pursuant to the terms of the Agreements. The Company is responsible for repairs and maintenance of the system and bear the risk of loss. In return, the Company agrees to payment of certain license fees which are

HIGHWATER ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
January 31, 2016

subject to being reduced under the terms of the Agreements if the corn oil separation system does not meet certain performance goals.  The Agreements provide that the corn oil separation system shall be conveyed to the Company at the end of the term so long as the Company is not in breach of the Agreements. The Company granted a security interest to Butamax in the corn oil separation system to secure its obligations under the Agreements.  Pursuant to the Agreements, the Company agreed, subject to certain obligations of confidentiality, to provide Butamax with Company information on a monthly basis including business and financial information and have granted Butamax the option to have a representative present in board and committee meetings as an observer.  The Company also agreed to give Butamax notice in the event of an issuance or sale of membership interests or convertible debt instruments.  The Company recorded this as a capital lease in April 2014, and the balance as of January 31, 2016 was $1,145,883.

The estimated maturities of the long-term debt at January 31, 2016 are as follows:

2016	$3,552,092
2017	3,343,791
2018	3,000,000
2019	3,000,000
2020	3,000,000
2021 and thereafter	5,937,839
Long-term debt	$21,833,722

7. COMMITMENTS AND CONTINGENCIES

Regulatory Agencies

The Company is subject to oversight from regulatory agencies regarding environmental concerns which arise in the ordinary course of its business.

Forward Contracts

At January 31, 2016, the Company has approximately 2,127,000 MMBTUs of forward fixed price natural gas purchase contracts for various delivery periods through March 2018. The Company also has approximately 1,313,000 gallons of forward fixed price denaturant purchase contracts for various delivery periods through December 2016. In addition, the Company has forward dried distiller grains sales contracts of approximately 13,000 tons at various fixed prices for various delivery periods through May 2016 and 650,000 pounds of forward corn oil sales contracts at various fixed prices for various delivery periods through March 2016.

Construction

The Company has entered into agreements for the construction of additional grain storage which is expected to add 600,000 bushels of storage. The project is expected to be completed during the second quarter of the Company's 2016 fiscal year. The Company's total commitment is approximately $1,900,000.

The Company has installed a precondenser which is expected to have a positive affect on ethanol yields. The precondenser is expected to be operational during the second quarter of the Company's 2016 fiscal year at a cost of approximately $1,100,000.
Minnesota Department of Agriculture
The Company has approved a commitment of $90,000 to the Minnesota Department of Agriculture for the Biofuels Infrastructure Partnership. The goal of this partnership is to make E15 readily available in Minnesota markets and significantly increase the demand for ethanol within Minnesota by 2017.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three month periods ended January 31, 2016, compared to the same periods of the prior fiscal year. This discussion should be read in conjunction with the condensed financial statements and notes and the information contained in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2015.

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

We have installed a precondenser which is expected to have a positive affect on ethanol yields. The precondenser is expected to be operational during the second quarter of our 2016 fiscal year at a cost of approximately $1,100,000.

On November 18, 2015, the board of governors declared a cash distribution of $400 per membership unit for the holders of units of record at the close of business on that date for a total distribution of $1,974,400. We paid the distribution on December 17, 2015.

On January 22, 2016, we entered into a Second Amended and Restated Credit Agreement with AgStar which amended the Amended and Restated Credit Agreement dated September 22, 2014. The Second Amended and Restated Credit Agreement provides for a Term Loan and a Term Revolving Loan and is secured by substantially all business assets. In connection therewith, effective the same date, we executed Second Amended and Restated Term Notes, Second Amended and Restated Term Revolving Notes, an Amended and Restated Security Agreement and a Second Amended and Restated Mortgage, Security Agreement, Assignment of Leases and Fixture Financing Statement. Please refer to “ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources” for a detailed description of our debt financing.

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

Certain ethanol and agriculture industry groups have recently petitioned a federal appeals court to hear a legal challenge to the EPA's final rules. If the EPA's decisions to reduce the volume requirements under the RFS is allowed to stand, it could have an adverse effect on the market price and demand for ethanol which could negatively impact our financial performance.

We expect to fund our operations during the next 12 months using cash flow from our continuing operations and our current credit facilities. However, should we experience unfavorable operating conditions in the ethanol industry that prevent us from profitably operating the ethanol plant, we may need to seek additional funding.

Results of Operations for the Three Months Ended January 31, 2016 and 2015

The following table shows the results of our operations and the approximate percentage of revenues, costs of goods sold, operating expenses and other items to total revenues in our unaudited statements of operations for the three months ended January 31, 2016 and 2015:

	2016		2015
Statement of Operations Data	Amount (unaudited)%		Amount (unaudited)%

Revenue	$24,199,824	100.00%	$30,081,371	100.00%
Cost of Goods Sold	24,765,213	102.34%	26,815,886	89.14%
Gross Profit (Loss)	(565,389)	(2.34)%	3,265,485	10.86%
Operating Expenses	693,902	2.87%	653,334	2.17%
Operating Profit (Loss)	(1,259,291)	(5.20)%	2,612,151	8.68%
Other Income (Expense)	(64,902)	(0.27)%	(234,074)	(0.78)%
Net Income (Loss)	$(1,324,193)	(5.47)%	$2,378,077	7.91%

The following table shows the sources of our revenue for the three months ended January 31, 2016 and 2015.

	2016		2015
Revenue Sources	Amount (Unaudited)%		Amount (Unaudited)%

Ethanol Sales	$19,027,746	78.63%	$24,706,519	82.13%
Modified Distillers Grains Sales	707,672	2.92%	559,931	1.86%
Dried Distillers Grains Sales	3,800,768	15.71%	4,079,957	13.56%
Corn Oil Sales	663,638	2.74%	734,964	2.45%
Total Revenues	$24,199,824	100.00%	$30,081,371	100.00%

Revenue
Ethanol
Our total revenues were lower for the three months ended January 31, 2016 as compared to the three months ended January 31, 2015. Revenue from ethanol sales decreased by approximately 23.0% during the three months ended January 31, 2016 as compared to the three months ended January 31, 2015, due to lower ethanol prices. The average price per gallon of ethanol sold for the three months ended January 31, 2016 was approximately 23.0% lower than the average price we received for the three months ended January 31, 2015. Management attributes the decrease in the average price we received for our ethanol for the three months ended January 31, 2016 as compared to the three months ended January 31, 2015, to increased supply and lower gasoline prices.
    Ethanol prices will likely continue to generally be directionally consistent with changes in corn and energy prices. If gasoline prices remain low or further decrease, that could have a significant negative impact on the price of ethanol particularly if ethanol stocks remain high. The EPA's reduction of the 2015 and 2016 renewable volume obligations set forth in the RFS below statutory levels may also reduce demand having a negative effect on ethanol prices unless additional demand can be created from foreign markets. In addition, if we were to experience difficulty in transporting ethanol due to rail delays we may have to decrease production at the plant which would impact our ability to operate the ethanol plant profitably.
The gallons of ethanol we sold during the three months ended January 31, 2016 was comparable to the number of gallons of ethanol we sold for the three months ended January 31, 2015. However, we did decrease production rates in January in response to lower margins. Management anticipates that the amount of ethanol produced for the three months ended January 31, 2016, will remain relatively consistent in the future.

In the ordinary course of business, we enter into forward contracts for our commodity purchases and sales. However, at January 31, 2016, we have no forward ethanol sales contracts. We had gains related to ethanol based derivative instruments of approximately $30,000 for the three months ended January 31, 2016. We had losses related to ethanol based derivative instruments of approximately $35,000 for the three months ended January 31, 2015.

Distillers Grains

Revenue from distillers grains sales decreased by approximately 2.8% during the three months ended January 31, 2016 as compared to the three months ended January 31, 2015. This is primarily a result of the lower dried distillers grains prices we received during the three months ended January 31, 2016 as compared to the three months ended January 31, 2015. For the three months ended January 31, 2016, the average price per ton of dried distillers grains sold was approximately 10.4% lower than the average price we received during the three months ended January 31, 2015. However, for the three months ended January 31, 2016, the average price per ton of modified distillers grains sold was approximately 4.3% higher than during the three months ended January 31, 2015 due to increased demand in our local area. Management attributes the decrease in the average price we received for dried distillers grains to lower corn prices and lower domestic and export demand.

Management anticipates that distillers grains prices will continue to be affected by changes in foreign demand. China has been a significant consumer of exported distillers grains following the resolution of a dispute last year related to the presence of a genetically modified trait not approved by China for import. Recently, the Chinese government commenced an anti-dumping and countervailing duty investigation related to distillers grains imported from the United States. During the investigation, it is likely that distillers grains exports to China will be reduced. If China introduces a tariff on distillers grains produced in the United States and exported to China, it could remove the largest source of export demand for distillers grains. If demand in the export market remains low, distillers grains prices in the U.S. could be negatively affected unless additional demand can be created from other foreign markets or domestically.

The tons of dried distillers grains sold during the three months ended January 31, 2016, decreased by approximately 1.0% as compared to the tons of dried distillers grains we sold for the three months ended January 31, 2015. However, the tons of modified distillers grains we sold during the three months ended January 31, 2016, increased by approximately 21.2% as compared to the three months ended January 31, 2015 due to an increase in the demand for our product in our area. Our overall sales of distillers grains increased slightly during the three months ended January 31, 2016 as compared to the three months ended January 31, 2015 primarily due to timing of distillers grains sales. Management anticipates that the overall amount of distillers grains produced for the three months ended January 31, 2016, will remain relatively consistent in the future.

At January 31, 2016, we have approximately 13,000 tons of forward dried distiller grains sales contracts at various fixed prices for various delivery periods through May 2016.

Corn Oil

Revenue from corn oil sales decreased by approximately 9.7% during the three months ended January 31, 2016 as compared to the three months ended January 31, 2015. This is primarily a result of the lower corn oil prices we received during the three months ended January 31, 2016 as compared to the three months ended January 31, 2015. For the three months ended January 31, 2016, the average price per pound of corn oil we received was approximately 20.7% lower than during the three months ended January 31, 2015 due to increased corn oil supply entering the market and lower biodiesel demand due to the expiration of the biodiesel blender's tax credit. Biodiesel production is a major source of corn oil demand. Management anticipates that the recent renewal of the biodiesel blenders' tax credit may lead to additional corn oil demand which could positively impact corn oil prices.

The pounds of corn oil sold during the three months ended January 31, 2016, increased by approximately 17.4% as compared to the the three months ended January 31, 2015 due to improvement in corn quality resulting in higher yields. Management anticipates that our corn oil production for the three months ended January 31, 2016, will remain relatively consistent in the future. However, we are still working to gain the best efficiency from the corn oil equipment which could positively affect corn oil production.

At January 31, 2016, we had approximately 650,000 pounds of forward fixed price corn oil sales contracts at various fixed prices for various delivery periods through March 2016.

Cost of Goods Sold

Our two largest costs of production are corn (70.9% of cost of goods sold for the three months ended January 31, 2016) and natural gas (6.9% of cost of goods sold for the three months ended January 31, 2016). Our total cost of goods sold was approximately 7.6% less during the three months ended January 31, 2016 as compared to the three months ended January 31, 2015.

Corn

Our average price per bushel of corn for the three months ended January 31, 2016 decreased by approximately 6.7% per bushel, compared to the same period in 2015, due to lower corn prices due to the large corn crop which was harvested in the fall of 2015 and anticipated reduced demand due to the lower renewable volume obligations released by the EPA in November 2015.

Management expects there to be an adequate corn supply available in our area to operate the ethanol plant and that prices during our 2016 fiscal year may continue to be lower due to a plentiful supply in our area. However, corn prices and availability will likely remain volatile in the future and may be impacted by weather conditions, supply and demand, stocks and other factors and could significantly impact our costs of production.

We used approximately 1.8% less bushels of corn in the three months ended January 31, 2016 as compared to the three months ended January 31, 2015 due to improved corn to ethanol yields.

At January 31, 2016, we have no forward corn purchase contracts. For the three months ended January 31, 2016, we had gains related to corn derivative instruments of approximately $158,000. For the three months ended January 31, 2015, we had gains related to corn derivative instruments of approximately $171,000.

Natural Gas

Our average price per MMBTU of natural gas was 16.9% lower for the three months ended January 31, 2016 as compared to the three months ended January 31, 2015. Natural gas prices were lower on average due to lower demand resulting primarily from plentiful supply due to a relatively mild winter. Management anticipates that natural gas prices will continue at their current levels unless the natural gas industry experiences production problems or if there are large increases in natural gas demand.

For the three months ended January 31, 2016, we purchased approximately 2.9% less natural gas as compared to the three months ended January 31, 2015. This decrease in natural gas usage is primarily due to a decrease in dried distillers grains produced.

At January 31, 2016, we have approximately 2,127,000 MMBTUs of forward natural gas sales contracts for various delivery periods through March 2018. For the three months ended January 31, 2016, we had losses related to natural gas derivative instruments of approximately $113,000. For the three months ended January 31, 2015, we had losses related to natural gas derivative instruments of approximately $42,000.

Operating Expense

We had operating expenses for the three months ended January 31, 2016 of $693,902 as compared to operating expenses of $653,334 for the three months ended January 31, 2015. Management attributes this increase in operating expenses primarily to an increase in consulting fees and insurance for the three months ended January 31, 2016 as compared to the three months ended January 31, 2015. Management continues to pursue strategies to optimize efficiencies and maximize production. These efforts may result in a decrease in our operating expenses on a per gallon basis. However, because these expenses do not vary with the level of production at the plant, we expect our operating expenses to remain relatively steady.

Operating Profit (Loss)

We had loss from operations for the three months ended January 31, 2016 of $1,259,291 which is approximately (5.20)% of our revenues compared to a profit of $2,612,151 which was approximately 8.68% of our revenues for the three months ended January 31, 2015. This decrease in our operating income is primarily due to a decrease in the price we received for our ethanol relative to the price we paid for corn.

Other Income (Expense)

We had total other expense for the three months ended January 31, 2016 of $64,902 as compared to other expense of $234,074 for the three months ended January 31, 2015. Our other expense, for the three months ended January 31, 2016 consisted primarily of interest expense offset in part by patronage income and income from investments. This decrease in other expense is primarily due to a reduction in interest expense resulting from a decrease in our long-term debt.

Changes in Financial Condition for the Three Months Ended January 31, 2016

The following table highlights the changes in our financial condition for the three months ended January 31, 2016 from our previous fiscal year ended October 31, 2015:

	January 31, 2016 (unaudited)	October 31, 2015
Current Assets	$13,648,975	$17,887,759
Current Liabilities	6,769,965	6,920,569
Long-Term Debt	18,281,630	18,663,726

Current Assets

The decrease in current assets is primarily the result of decreases in cash and cash equivalents, derivative instruments and inventories, which were offset partially by an increase in accounts receivable at January 31, 2016 as compared to October 31, 2015. We used cash to pay a distribution to our members in December 2015.

Current Liabilities

The decrease in current liabilities is due primarily to a decreases in accrued expenses and current maturities of long-term debt which were offset partially by increases in accounts payable and customer deposits at January 31, 2016 as compared to October 31, 2015.

Long-Term Debt

Long-term debt decreased at January 31, 2016 as compared to October 31, 2015 primarily due to scheduled principal repayments on our loans.

Liquidity and Capital Resources

Our primary sources of liquidity are our line of credit and cash generated from operations. Based on financial forecasts performed by our management, we anticipate that we will have sufficient cash on hand, cash from our current credit facilities, and cash from our operations to continue to operate the ethanol plant at capacity for the next 12 months. We do not currently anticipate seeking additional equity or debt financing in the near term. However, low ethanol, distillers grains and corn oil prices significantly decrease our revenues. If decreases in the price we receive from the sale of our products are not offset by corresponding decreases in cost of goods sold, these decreases in revenues can have a significant negative impact on our financial performance. If we experience unfavorable operating conditions in the ethanol industry that prevent us from profitably operating the ethanol plant, we could have difficulty maintaining our liquidity and we may have to secure additional debt or equity financing for working capital or other purposes. We do not currently anticipate that we will need to secure additional capital resources for any other significant purchases of property and equipment in the next 12 months.

The following table shows cash flows for the three months ended January 31, 2016 and 2015:

	Three Months Ended January 31
	2016	2015
	(unaudited)	(unaudited)
Net cash provided by operating activities	$1,077,182	$4,844,279
Net cash used in investing activities	(1,958,584)	(112,105)
Net cash used in financing activities	(3,134,258)	(6,724,327)

Cash Flow From Operations

We experienced a decrease in our cash provided by operating activities for the three months ended January 31, 2016 as compared to the same period in 2015. This decrease was primarily due to a decrease in our net income for the three months ended January 31, 2016 as compared to the same period in 2015. During the three months ended January 31, 2016, our capital needs were being adequately met through cash from our operating activities and our credit facilities.

Cash Flow From Investing Activities

We used more cash in investing activities for the three month period ended January 31, 2016 as compared to the same period in 2015. This change was primarily due to an increase in capital expenditures which was partially offset by a cash distribution from an investment received during the three months ended January 31, 2016.

Cash Flow From Financing Activities

We used less cash for financing activities during the three months ended January 31, 2016 as compared to the same period in 2015. This was primarily a result of distributing less cash to our members during the three months ended January 31, 2016 as compared to the same period in 2015.

Short-Term and Long-Term Debt Sources

On September 22, 2014, we entered into an Amended and Restated Credit Agreement with AgStar which amended the Credit Agreement originally dated February 27, 2014. In connection therewith, as of the same date, we executed Amended and Restated Term Notes, Amended and Restated Term Revolving Notes, Amended and Restated Revolving Line of Credit Notes and an Amended and Restated Mortgage, Security Agreement, Assignment of Leases and Fixture Financing Statement. The Amended and Restated Credit Agreement provided for a $27,000,000 Term Loan, a $5,000,000 Term Revolving Loan and a $5,000,000 Revolving Line of Credit subject to terms described in the Amended and Restated Credit Agreement. We agreed to pay an annual facility fee of $10,000 to AgStar. Effective February 26, 2015, we entered into a First Amendment to Amended and Restated Credit Agreement with AgStar extending the maturity date on our Revolving Line of Credit until March 1, 2016.

On January 22, 2016, we entered into a Second Amended and Restated Credit Agreement with AgStar which amended the Amended and Restated Credit Agreement dated September 22, 2014. In connection therewith, as of the same date, we executed Second Amended and Restated Term Notes, Second Amended and Restated Term Revolving Notes, an Amended and Restated Security Agreement and a Second Amended and Restated Mortgage, Security Agreement, Assignment of Leases and Fixture Financing Statement. The Second Amended and Restated Credit Agreement decreases the Term Loan to $15,000,000, increases the Term Revolving Loan to $15,000,000 and eliminates the Revolving Line of Credit.

Term Loan

The Term Loan is for $15,000,000 with a variable interest rate that is equal to 30-day LIBOR rate plus 325 basis points with no minimum interest rate. The applicable interest rate at January 31, 2016 was 3.55%. Monthly principal payments are due on the Term Loan of approximately $250,000 plus accrued interest. Payments are based upon a five year amortization and the Term Loan is fully amortized. The outstanding balance on this note was $15,000,000 at January 31, 2016. We may convert the Term Loan to a fixed rate loan, subject to certain conditions as described in the Second Amended and Restated Credit Agreement and with the consent of AgStar.

Term Revolving Loan

The Term Revolving Loan is for up to $15,000,000 with a variable interest rate that is the 30-day LIBOR rate plus 325 basis points with no minimum interest rate. The applicable interest rate at January 31, 2016 was 3.55%. The availability under the Term Revolving Loan increases to $20,000,000 after the Term Loan is paid down to $10,000,000 so long as at least one or more of the participating banks agrees to raise its commitment. The Term Revolving Loan may be advanced, repaid and re-borrowed during the term. Monthly interest payments are due on the Term Revolving Loan with payment of all amounts outstanding due on January 22, 2023. The outstanding balance on this note was $5,687,839 at January 31, 2016. We also have $1,500,000 in letters of credit outstanding at January 31, 2016 which reduce the amount available under the Term Revolving Loan. We pay interest at a rate of 1.50% on amounts outstanding for the letters of credit. We are also required to pay unused commitment fees for the Term Revolving Loan as defined in the Second Amended and Restated Credit Agreement.

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

We are also subject to various financial and non-financial covenants that limit distributions and debt and require minimum debt service coverage, tangible net worth, and working capital requirements. Our debt service coverage ratio is no less than 1.25:1.00 measured annually by comparing our adjusted EBITDA to our scheduled payments of principal and interest. Our minimum working capital is $8,250,000, which is calculated as current assets plus the amount available for drawing under our Term Revolving Loan and undrawn amounts on outstanding letters of credit, less current liabilities, and is measured quarterly.

We are limited to annual capital expenditures of $5,000,000 without prior approval, incurring additional debt over certain amounts without prior approval, and making additional investments as described in the Amended and Restated Credit Agreement without prior approval of AgStar. We are allowed to make cash distributions to members as frequently as monthly in an amount equal to 75% of net income if working capital is greater than or equal to $8,250,000, or 100% of net income if working capital is greater than or equal to $11,000,000, or an unlimited amount if working capital is greater than or equal to $11,000,000 and the outstanding balance on the Term Loan is $0.00.

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

Capital Lease

We entered into a series of related definitive agreements dated September 26, 2013 with Butamax which include an Easement for Construction and Process Demonstration Agreement, an Equipment Lease Agreement, a Technology License Agreement, a Technology Demonstration Risk Reduction Agreement and a Security Agreement (collectively, the "Agreements") pursuant to which Butamax constructed, installed and leases its corn oil separation system and licenses to the Company its proprietary, patent-protected corn oil separation technology.  Pursuant to the Agreements, we agreed to give Butamax access to our plant in order to construct, install, operate, test and commercially validate its corn oil separation system. Butamax retains ownership of the corn oil separation system and technology but leases it to the Company for a term of 120 months subject to Butamax's right to remove the system if we are in breach of the Agreements. The term of the lease may also be extended or terminated pursuant to the terms of the Agreements and we are responsible for repairs and maintenance of the system and bear the risk of loss. In return, we agree to payment of certain license fees which are subject to being reduced under the terms of the Agreements if the corn oil separation system does not meet certain performance goals.  The Agreements provide that the corn oil separation system shall be conveyed to the Company at the end of the term so long as we are not in breach of the Agreements. We have granted a security interest to Butamax in the corn oil separation system to secure our obligations under the Agreements.  Pursuant to the Agreements, we agreed, subject to certain obligations of confidentiality, to provide Butamax with Company information on a monthly basis including business and financial information and have granted Butamax the option to have a representative present in board and committee meetings as an observer.  We also agreed to give Butamax notice in the event of an issuance or sale of membership interests or convertible debt instruments.  If definitive agreements for biobutanol production are not executed, either the Company or Butamax may request that the corn oil separation system be removed and the license for the technology terminated.  We recorded this as a capital lease in April, 2014. The total outstanding commitment under the lease as of January 31, 2016 is $1,145,883, not including imputed interest payments.

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

We have installed a precondenser which is expected to have a positive affect on ethanol yields. The precondenser is expected to be operational during the second quarter of our 2016 fiscal year at a cost of approximately $1,100,000.

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

As of January 31, 2016, the fair values of our corn, natural gas and ethanol derivative instruments are a net liability of approximately $612,000. As the prices of the hedged commodity moves in reaction to market trends and information, our statement of operations will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to protect the Company over the term of the contracts for the hedged amounts.

In the ordinary course of business, we enter into forward contracts for our commodity purchases and sales. At January 31, 2016, we have approximately 13,000 tons of forward dried distillers grains sales contracts for delivery periods through May 2016 and 650,000 pounds of forward corn oil sales contracts at various fixed prices for various delivery periods through March 2016. At January 31, 2016, we also have approximately 2,127,000 MMBTUs of natural gas purchase contracts for delivery periods through March 2018. In addition, at January 31, 2016, we have approximately 1,313,000 gallons of forward fixed price denaturant purchase contracts for various delivery periods through December 2016.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from our Term Loan and our Term Revolving Loan, each bearing a variable interest rate.  As of January 31, 2016, we had $15,000,000 outstanding on the Term Loan and $5,687,839 outstanding on the Term Revolving Loan. Interest will accrue at the greater of the 30-day LIBOR rate plus 325 basis points. The applicable interest rate on these loans at January 31, 2016 was 3.55%. If we were to experience a 10% adverse change in LIBOR, the annual effect such change would have on our income statement, based on the amount we had outstanding on our Term Loan and Term Revolving Loan at January 31, 2016, would be approximately $73,000.

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

In the ordinary course of business, we enter into forward contracts for our commodity purchases and sales. At January 31, 2016, we have approximately 13,000 tons of forward dried distillers grains sales contracts for delivery periods through May 2016. At January 31, 2016, we also have approximately 2,127,000 MMBTUs of natural gas purchase contracts for delivery periods through March 2018. In addition, at January 31, 2016, we have approximately 1,313,000 gallons of forward fixed price denaturant purchase contracts for various delivery periods through December 2016 and 650,000 pounds of forward corn oil sales contracts at various fixed prices for various delivery periods through March 2016.

At January 31, 2016, we have open positions for 250,000 bushels of corn and 100,000 dekatherms of natural gas. These derivatives have not been designated as an effective hedge for accounting purposes. Corn derivatives are forecasted to settle within the next twelve months. We recorded gains due to changes in the fair value of our outstanding corn derivative positions for the three months ended January 31, 2016 of approximately $158,000. For the three months ended January 31, 2015, we recorded gains due to changes in the fair value of our outstanding corn derivative positions of approximately $171,000. For the three months ended January 31, 2016, we recorded gains due to changes in the fair value of our outstanding ethanol derivative positions of approximately $30,000. For the three months ended January 31, 2015, we recorded losses due to changes in the fair value of our outstanding ethanol derivative positions of approximately $35,000. For the three months ended January 31, 2016, we recorded losses due to the change in fair value of our outstanding natural gas derivative positions of approximately $113,000. For the three months ended January 31, 2015, we recorded losses due to the change in fair value of our outstanding natural gas derivative positions of approximately $42,000.

As commodity prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to produce long-term positive growth for us.

A sensitivity analysis has been prepared to estimate our exposure to ethanol, distillers grains, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas prices and average ethanol and distillers grains prices as of January 31, 2016 net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from January 31, 2016. The results of this analysis, which may differ from actual results, are approximately as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price as of January 31, 2016	Approximate Adverse Change to Income
Natural Gas	1,499,390	MMBTU	10%	$680,648
Ethanol	59,500,000	Gallons	10%	$7,556,500
Corn	20,659,583	Bushels	10%	$6,941,620
DDGs	141,312	Tons	10%	$1,667,482

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

Our management, including our Chief Executive Officer (the principal executive officer), Brian Kletscher, along with our Chief Financial Officer (the principal financial officer), Lucas Schneider, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of January 31, 2016.  Based on this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended January 31, 2016, which were identified in connection with management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

The following risk factors are provided due to material changes from the risk factors previously disclosed in our annual report on Form 10-K. The risk factors set forth below should be read in conjunction with the risk factors section and the Management's Discussion and Analysis section for the fiscal year ended October 31, 2015, included in our annual report on Form 10-K.

Distillers grains demand and prices may be negatively impacted by the Chinese antidumping and countervailing duty investigation. China is the world's largest importer of distillers grains produced in the United States. On January 12, 2016, the Chinese government announced that it will commence an antidumping and countervailing duty investigation related to distillers grains imported from the United States. During the investigation, it is likely that distillers grains exports to China will be reduced, regardless of whether China ends up instituting a tariff on distillers grains produced in the United States and exported to China. Further, if China introduces a tariff on distillers grains produced in the United States and exported to China, it could remove the largest source of export demand for distillers grains. This antidumping and countervailing duty investigation could significantly decrease demand and prices for distillers grains produced in the United States. This potential reduction in demand along with lower domestic corn prices could negatively impact our ability to profitably operate the ethanol plant.

Additional Iranian oil may enter the market and negatively impact gasoline and ethanol prices. Recently, the United States lifted sanctions on Iran which previously prevented Iranian oil from being imported into the United States. Further, many other nations had similar bans on Iranian oil which prevented Iran from exporting a significant amount of oil into the world market. However, as a result of the lifting of sanctions, additional Iranian oil may be introduced into the world market which could result in lower oil prices. These Iranian oil exports come at a time when oil prices are very low and world supplies of oil are high. The lower priced oil has resulted in lower priced gasoline, which has negatively impacted ethanol prices and demand. If these lower gasoline prices continue, it could negatively impact our ability to profitably operate the ethanol plant.

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
101
The following financial information from Highwater Ethanol, LLC's Quarterly Report on Form 10-Q for the quarter ended January 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets as of January 31, 2016 and October 31, 2015, (ii) Condensed Statements of Operations for the three months ended January 31, 2016 and 2015, (iii) Condensed Statements of Comprehensive Income (Loss) for the three months ended January 31, 2016 and 2015, (iv) Statements of Cash Flows for the six months ended January 31, 2016 and 2015, and (v) the Notes to Condensed Financial Statements.**

* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HIGHWATER ETHANOL, LLC

Date:	March 9, 2016	/s/ Brian Kletscher
Brian Kletscher
Chief Executive Officer
(Principal Executive Officer)

Date:	March 9, 2016	/s/ Lucas Schneider
Lucas Schneider
Chief Financial Officer
(Principal Financial and Accounting Officer)