Form 10-Q
period 2016-04-30
HIGHWATER ETHANOL LLC
filed 2016-06-09
CIK 1371451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended April 30, 2016

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
☐ Yes     ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  As of June 9, 2016 there were 4,936 membership units outstanding.

PART I    FINANCIAL INFORMATION

Item 1. Financial Statements

HIGHWATER ETHANOL, LLC
Condensed Balance Sheets

ASSETS	April 30, 2016	October 31, 2015
	(Unaudited)
Current Assets
Cash and cash equivalents	$2,281,037	$9,205,643
Derivative instruments	323,178	499,202
Accounts receivable	3,181,145	2,977,132
Inventories	5,162,812	5,107,401
Prepaids and other	102,617	98,381
Total current assets	11,050,789	17,887,759

Property and Equipment
Land and land improvements	12,490,153	6,907,577
Buildings	38,564,730	38,564,729
Office equipment	765,133	624,094
Equipment	67,033,033	65,193,412
Vehicles	74,094	52,994
Construction in progress	2,417,333	5,846,005
	121,344,476	117,188,811
Less accumulated depreciation	(43,328,520)	(39,730,669)
Net property and equipment	78,015,956	77,458,142

Other Assets
Investments	2,269,658	2,492,910
Debt issuance costs, net	159,636	166,156
Deposits	191,457	191,457
Total other assets	2,620,751	2,850,523

Total Assets	$91,687,496	$98,196,424

LIABILITIES AND MEMBERS' EQUITY	April 30, 2016	October 31, 2015
	(Unaudited)
Current Liabilities
Accounts payable	$2,275,149	$1,577,588
Accrued expenses	928,606	1,013,127
Customer deposits	201,228	—
Current maturities of long-term debt	3,560,139	4,329,854
Total current liabilities	6,965,122	6,920,569

Long-Term Debt	16,326,053	18,663,726

Commitments and Contingencies

Members' Equity
Members' equity, 4,936 units outstanding	68,396,321	72,612,129

Total Liabilities and Members’ Equity	$91,687,496	$98,196,424

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Condensed Unaudited Statements of Operations

	Three Months Ended		Six Months Ended
	April 30, 2016	April 30, 2015	April 30, 2016	April 30, 2015

Revenues	$23,074,068	$25,824,583	$47,273,892	$55,905,954

Cost of Goods Sold	23,190,188	25,553,203	47,955,401	52,369,089

Gross Profit (Loss)	(116,120)	271,380	(681,509)	3,536,865

Operating Expenses	785,987	673,059	1,479,889	1,326,393

Operating Profit (Loss)	(902,107)	(401,679)	(2,161,398)	2,210,472

Other Income (Expense)
Interest income	596	3,160	2,251	7,382
Other income	136,957	73,938	142,893	82,233
Interest expense	(209,728)	(293,014)	(344,271)	(564,415)
Income from equity method investments	57,067	114,454	119,117	139,264
Total other income (expense), net	(15,108)	(101,462)	(80,010)	(335,536)

Net Income (Loss)	$(917,215)	$(503,141)	$(2,241,408)	$1,874,936

Weighted Average Units Outstanding	4,936	4,953	4,936	4,953
Net Income (Loss) Per Unit	$(185.82)	$(101.58)	$(454.09)	$378.55
Distributions Per Unit	$—	$—	$400	$1,125

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Condensed Unaudited Statements of Cash Flows

	Six Months Ended
	April 30, 2016	April 30, 2015
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net income (loss)	$(2,241,408)	$1,874,936
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	3,604,371	3,438,908
Income from equity method investments	(119,117)	(139,264)
Non-cash patronage income	(56,049)	—
Changes in assets and liabilities
Accounts receivable	(204,013)	1,137,319
Inventories	(55,411)	(258,219)
Derivative instruments	176,025	(213,786)
Prepaids and other	(4,236)	(8,529)
Customer deposits	201,228	241,258
Accounts payable	259,377	(315,724)
Accrued expenses	(84,521)	43,764
Net cash provided by operating activities	1,476,246	5,800,663

Cash Flows from Investing Activities
Capital expenditures	(3,717,482)	(986,142)
Dividends received from equity method investments	398,418	347,400
Net cash used in investing activities	(3,319,064)	(638,742)

Cash Flows from Financing Activities
Payments on long-term debt	(3,107,388)	(1,984,859)
Member distributions	(1,974,400)	(5,572,125)
Net cash used in financing activities	(5,081,788)	(7,556,984)

Net Decrease in Cash and Cash Equivalents	(6,924,606)	(2,395,063)

Cash and Cash equivalents – Beginning of Period	9,205,643	15,511,589

Cash and Cash equivalents – End of Period	$2,281,037	$13,116,526

Supplemental Cash Flow Information
Cash paid for interest expense	$392,014	$406,286

Supplemental Disclosure of Noncash Financing and Investing Activities
Capital expenditures included in accounts payable	$699,618	$87,824

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
April 30, 2016

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

In the opinion of management, the interim condensed financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for fair presentation of the Company's financial position as of April 30, 2016 and the results of operations and cash flows for all periods presented.

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
April 30, 2016

quantities expected to be used or sold over a reasonable period in the normal course of business. Contracts that meet the requirements of normal purchases or sales are documented as normal and exempted from accounting as derivatives, therefore, are not marked to market in our financial statements.

The Company enters into corn and ethanol commodity-based and natural gas derivatives in order to protect cash flows from fluctuations caused by volatility in prices. These derivatives are not designated as effective hedges for accounting purposes. For derivative instruments that are not accounted for as hedges, or for the ineffective portions of qualifying hedges, the change in fair value is recorded through earnings in the period of change. Changes in fair market value of ethanol derivatives are included in revenues. Changes in fair market value of corn and natural gas derivatives are included in costs of goods sold.

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts receivable, and accounts payable, and other working capital items approximate fair value at April 30, 2016 due to the short maturity nature of these instruments.

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

Equity Method Investments

The Company has a 7% investment interest in an unlisted company, Renewable Products Marketing Group, LLC (RPMG), who markets the Company’s ethanol. The Company also has a 7% ownership interest in Lawrenceville Tank, LLC (LT), which owns and operates a trans load/tank facility near Atlanta, Georgia. These investments are flow-through entities and are being accounted for by the equity method of accounting under which the Company’s share of net income is recognized as income in the Company’s statements of operations and added to the investment account. Distributions or dividends received from the investment are treated as a reduction of the investment account. The Company consistently follows the practice of recognizing the net income from equity method investments based on the most recent reliable data. Therefore, the net income which is reported in the Company's statement of operations for the quarter ended April 30, 2016 is based on the investee’s results of operations for the three month period ended March 31, 2016.

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
April 30, 2016

adverse effect on the Company’s operations, profitability, and availability of cash flows to make loan payments and maintain compliance with the loan agreement.

3. FAIR VALUE MEASUREMENTS

The following table provides information on those assets (liabilities) measured at fair value on a recurring basis.

	Fair Value as of	Fair Value Measurement Using
	April 30, 2016	Level 1	Level 2	Level 3
Derivative instruments - commodities	$(514,768)	$(514,768)	$—	$—

	Fair Value as of	Fair Value Measurement Using
	October 31, 2015	Level 1	Level 2	Level 3
Derivative instruments - commodities	$(953,862)	$(953,862)	$—	$—

The Company determines the fair values of commodities by obtaining the fair value measurements from an independent pricing service based on dealer quotes and live trading levels from the Chicago Board of Trade.

4. INVENTORIES

Inventories consisted of the following at:

	April 30, 2016	October 31, 2015

Raw materials	$1,845,882	$1,987,840
Spare parts and supplies	2,027,842	1,841,343
Work in process	805,753	774,910
Finished goods	483,335	503,308
Total	$5,162,812	$5,107,401

5. DERIVATIVE INSTRUMENTS

As of April 30, 2016, the Company had entered into corn derivative instruments, which are required to be recorded as either assets or liabilities at fair value in the balance sheet. The Company uses these instruments to manage risks from changes in market rates and prices. They are not used for speculative purposes. Derivatives qualify for treatment as hedges when there is a high correlation between the change in fair value of the derivative instrument and the related change in value of the underlying hedged item. The Company may designate the hedging instruments based upon the exposure being hedged as a fair value hedge, a cash flow hedge or a hedge against foreign currency exposure. The derivative instruments outstanding at April 30, 2016 are not designated as effective hedges for accounting purposes.

Commodity Contracts

As of April 30, 2016, the Company has open positions for 100,000 dekatherms of natural gas. Management expects all open positions outstanding as of April 30, 2016 to be realized within the next twelve months.

The following tables provide details regarding the Company's derivative instruments at April 30, 2016 and October 31, 2015:

HIGHWATER ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
April 30, 2016

Instrument	Balance Sheet location	April 30, 2016	October 31, 2015

Corn, natural gas and ethanol contracts
In gain position		$86,106	$—
In loss position		(600,874)	(953,862)
Deposits with broker		837,946	1,453,064
	Current assets	$323,178	$499,202

The following tables provide details regarding the gains (losses) from the Company's derivative instruments in the statements of operations, none of which are designated as hedging instruments:

	Statement of	Three Months Ended April 30,
	Operations location	2016	2015
Ethanol contracts	Revenues	$5,645	$2,494
Corn contracts	Cost of goods sold	(47,252)	220,714
Natural gas contracts	Cost of goods sold	15,954	6,210

	Statement of	Six Months Ended April 30,
	Operations location	2016	2015
Ethanol contracts	Revenues	$35,147	$(32,458)
Corn contracts	Cost of goods sold	110,918	392,016
Natural gas contracts	Cost of goods sold	(96,700)	(35,573)

6. DEBT FINANCING

Long-term debt consists of the following at:

	April 30, 2016	October 31, 2015
Variable Rate Term Loan	$14,250,000	$21,652,129

Term Revolving Loan	4,687,839	—

Capital lease	948,353	1,341,451

Total	19,886,192	22,993,580

Less amounts due within one year	3,560,139	4,329,854

Net long-term debt	$16,326,053	$18,663,726

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

HIGHWATER ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
April 30, 2016

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
Term Loan

The Term Loan is for $15,000,000 with a variable interest rate that is equal to 30-day LIBOR rate plus 325 basis points with no minimum interest rate. The applicable interest rate at April 30, 2016 was 3.69%. Monthly principal payments are due on the Term Loan of approximately $250,000 plus accrued interest. Payments are based upon a five year amortization and the Term Loan is fully amortized. The outstanding balance on this note was $14,250,000 at April 30, 2016. The Company may convert the Term Loan to a fixed rate loan, subject to certain conditions as described in the Second Amended and Restated Credit Agreement and with the consent of AgStar.

Term Revolving Loan

The Term Revolving Loan is for up to $15,000,000 with a variable interest rate that is the 30-day LIBOR rate plus 325 basis points with no minimum interest rate. The applicable interest rate at April 30, 2016 was 3.69%. The availability under the Term Revolving Loan increases to $20,000,000 after the Term Loan is paid down to $10,000,000 so long as at least one or more of the participating banks agrees to raise its commitment. The Term Revolving Loan may be advanced, repaid and re-borrowed during the term. Monthly interest payments are due on the Term Revolving Loan with payment of all amounts outstanding due on January 22, 2023. The outstanding balance on this note was $4,687,839 at April 30, 2016. The Company also has $1,500,000 in letters of credit outstanding at April 30, 2016 which reduce the amount available under the Term Revolving Loan. The Company pays interest at a rate of 1.50% on amounts outstanding for the letters of credit. The Company is also required to pay unused commitment fees for the Term Revolving Loan as defined in the Second Amended and Restated Credit Agreement.

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
The Company is limited to annual capital expenditures of $5,000,000 without prior approval, incurring additional debt over certain amounts without prior approval, and making additional investments as described in the Amended and Restated Credit Agreement without prior approval of AgStar. The Company is allowed to make cash distributions to members as frequently as monthly in an amount equal to 75% of net income if working capital is greater than or equal to $8,250,000, or 100% of net income if working capital is greater than or equal to $11,000,000, or an unlimited amount if working capital is greater than or equal to $11,000,000 and the outstanding balance on the Term Loan is $0.
Capital Lease

The Company entered into a series of related definitive agreements, dated September 26, 2013, with Butamax which include an Easement for Construction and Process Demonstration Agreement, an Equipment Lease Agreement, a Technology License Agreement, a Technology Demonstration Risk Reduction Agreement and a Security Agreement (collectively, the "Agreements")

HIGHWATER ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
April 30, 2016

pursuant to which Butamax has agreed to construct, install and lease its corn oil separation system and license to the Company its proprietary, patent-protected corn oil separation technology.  Pursuant to the Agreements, the Company agreed to give Butamax access to the plant in order to construct, install, operate, test and commercially validate a corn oil separation system. Butamax retains ownership of the corn oil separation system and technology but agrees to lease it to the Company for a term of 120 months subject to Butamax's right to remove the system if the Company is in breach of the Agreements. The term of the lease may also be extended or terminated pursuant to the terms of the Agreements. The Company is responsible for repairs and maintenance of the system and bear the risk of loss. In return, the Company agrees to payment of certain license fees which are subject to being reduced under the terms of the Agreements if the corn oil separation system does not meet certain performance goals.  The Agreements provide that the corn oil separation system shall be conveyed to the Company at the end of the term so long as the Company is not in breach of the Agreements. The Company granted a security interest to Butamax in the corn oil separation system to secure its obligations under the Agreements.  Pursuant to the Agreements, the Company agreed, subject to certain obligations of confidentiality, to provide Butamax with Company information on a monthly basis including business and financial information and have granted Butamax the option to have a representative present in board and committee meetings as an observer.  The Company also agreed to give Butamax notice in the event of an issuance or sale of membership interests or convertible debt instruments.  The Company recorded this as a capital lease in April 2014, and the balance as of April 30, 2016 was $948,353.

The estimated maturities of the long-term debt at April 30, 2016 are as follows:

2016	$3,560,139
2017	3,138,214
2018	3,000,000
2019	3,000,000
2020	3,000,000
2021 and thereafter	4,187,839
Long-term debt	$19,886,192

7. COMMITMENTS AND CONTINGENCIES

Regulatory Agencies

The Company is subject to oversight from regulatory agencies regarding environmental concerns which arise in the ordinary course of its business.

Forward Contracts

At April 30, 2016, the Company has approximately 1,772,000 MMBTUs of forward fixed price natural gas purchase contracts for various delivery periods through March 2018. The Company also has approximately 967,000 gallons of forward fixed price denaturant purchase contracts for various delivery periods through December 2016. In addition, the Company has forward dried distiller grains sales contracts of approximately 10,000 tons at various fixed prices for various delivery periods through July 2016 and 600,000 pounds of forward corn oil sales contracts at various fixed prices for various delivery periods through May 2016.

Construction

The Company has entered into agreements for the construction of additional grain storage which is expected to add 600,000 bushels of storage. The project is expected to be completed during the third quarter of the Company's 2016 fiscal year. The Company's total commitment is approximately $1,900,000.

The Company has installed a precondenser which has had a positive affect on ethanol yields. The precondenser became operational during the second quarter of the Company's 2016 fiscal year at a cost of approximately $1,100,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three month periods ended April 30, 2016, compared to the same periods of the prior fiscal year. This discussion should be read in conjunction with the condensed financial statements and notes and the information contained in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2015.

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
During our 2015 fiscal year, we commenced a construction project to add 600,000 bushels of additional grain storage. The project is expected to be completed during the third quarter of our 2016 fiscal year at a cost of approximately $1,900,000 to be funded with our existing credit facilities and cash generated from operations. In addition, we installed a precondenser which has had a positive affect on ethanol yields. The precondenser became operational during the second quarter of our 2016 fiscal year at a cost of approximately $1,100,000.

The ethanol industry is dependent on several economic incentives which if reduced or eliminated could significantly impact ethanol demand. One of these is the Renewable Fuels Standard (“RFS”) program which requires that, in each year, a certain amount of renewable fuels be used in the United States. The United States Environmental Protection Agency ("EPA") has the authority to waive the RFS statutory volume requirement, in whole or in part, provided one of the following two conditions have been met: (1) there is inadequate domestic renewable fuel supply; or (2) implementation of the requirement would severely harm the economy or environment of a state, region or the United States. Annually, the EPA is supposed to pass a rule that establishes the number of gallons of different types of renewable fuels that must be used in the United States which is called the renewable volume obligations. However, the EPA decided to delay finalizing the rule on the 2014 and 2015 RFS standards until after the end of 2014. On November 30, 2015, the EPA released the final renewable volume obligations for 2014, 2015 and 2016. The statutory volumes and the EPA's final volumes for 2014, 2015 and 2016 and proposed volume for 2017 (in billion gallons) are as follows:

		Total Renewable Fuel Volume Requirement	Portion of Volume Requirement That Can Be Met By Corn-based Ethanol
2014	Statutory	18.15	14.40
	EPA Rule 11/30/2015	16.28	13.61
2015	Statutory	20.50	15.00
	EPA Rule 11/30/2015	16.93	14.05
2016	Statutory	22.25	15.00
	EPA Rule 11/30/15	18.11	14.50

Certain industry groups have filed legal challenges to the EPA's final rules. If the EPA's decisions to reduce the volume requirements under the RFS is allowed to stand, it could have an adverse effect on the market price and demand for ethanol which could negatively impact our financial performance.

In addition, on May 18, 2016, the EPA released a proposed rule to set the renewable volume obligation for 2017. The EPA proposes to set the total volume obligation at 18.8 billion gallons of which 14.8 billion gallons could be met by corn-based ethanol. The 2017 statutory volume obligation is currently set at 24 billion gallons of which 15 billion gallons could be met by corn-based ethanol. A public hearing on the proposed rule will be held on June 9, 2016 and the public comment period is open through July 11, 2016.

We expect to fund our operations during the next 12 months using cash flow from our continuing operations and our current credit facilities. However, should we experience unfavorable operating conditions in the ethanol industry that prevent us from profitably operating the ethanol plant, we may need to seek additional funding.

Results of Operations for the Three Months Ended April 30, 2016 and 2015

The following table shows the results of our operations and the approximate percentage of revenues, costs of goods sold, operating expenses and other items to total revenues in our unaudited statements of operations for the three months ended April 30, 2016 and 2015:

	2016		2015
Statements of Operations Data	Amount (unaudited)%		Amount (unaudited)%

Revenue	$23,074,068	100.00%	$25,824,583	100.00%
Cost of Goods Sold	23,190,188	100.50%	25,553,203	98.95%
Gross Profit (Loss)	(116,120)	(0.50)%	271,380	1.05%
Operating Expenses	785,987	3.41%	673,059	2.61%
Operating Profit (Loss)	(902,107)	(3.91)%	(401,679)	(1.56)%
Other Income (Expense)	(15,108)	(0.07)%	(101,462)	(0.39)%
Net Income (Loss)	$(917,215)	(3.98)%	$(503,141)	(1.95)%

The following table shows the sources of our revenue for the three months ended April 30, 2016 and 2015.

	2016		2015
Revenue Sources	Amount (Unaudited)%		Amount (Unaudited)%

Ethanol Sales	$18,369,307	79.61%	$19,702,547	76.29%
Modified Distillers Grains Sales	942,674	4.09%	529,502	2.05%
Dried Distillers Grains Sales	3,091,601	13.40%	4,896,435	18.96%
Corn Oil Sales	670,486	2.90%	696,099	2.70%
Total Revenues	$23,074,068	100.00%	$25,824,583	100.00%

Revenue
Ethanol
Our total revenues were lower for the three months ended April 30, 2016 as compared to the three months ended April 30, 2015. Revenue from ethanol sales decreased by approximately 6.8% during the three months ended April 30, 2016 as compared to the three months ended April 30, 2015, due to lower ethanol prices. The average price per gallon of ethanol sold for the three months ended April 30, 2016 was approximately 5.9% lower than the average price we received for the three months ended April 30, 2015. Management attributes the decrease in the average price we received for our ethanol for the three months ended April 30, 2016 as compared to the three months ended April 30, 2015, to increased supply and lower gasoline prices.
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
The gallons of ethanol we sold during the three months ended April 30, 2016 decreased by .9% as compared to the number of gallons of ethanol we sold for the three months ended April 30, 2015 due to a temporary decrease in production rates during the month of February in response to lower margins. Management anticipates that the amount of ethanol produced for the three months ended April 30, 2016, will remain relatively consistent in the future.

In the ordinary course of business, we enter into forward contracts for our commodity purchases and sales. However, at April 30, 2016, we have no forward ethanol sales contracts. We had gains related to ethanol based derivative instruments of approximately $6,000 for the three months ended April 30, 2016. We had gains related to ethanol based derivative instruments of approximately $2,000 for the three months ended April 30, 2015.

Distillers Grains

Revenue from distillers grains sales decreased by approximately 25.6% during the three months ended April 30, 2016 as compared to the three months ended April 30, 2015. This is primarily a result of the lower dried distillers grains prices we received during the three months ended April 30, 2016 as compared to the three months ended April 30, 2015. For the three months ended April 30, 2016, the average price per ton of dried distillers grains sold was approximately 27.6% lower than the average price we received during the three months ended April 30, 2015. However, for the three months ended April 30, 2016, the average price per ton of modified distillers grains sold was approximately 1.7% higher than during the three months ended April 30, 2015 due to increased demand in our local area. Management attributes the decrease in the average price we received for dried distillers grains to lower corn prices and lower domestic and export demand.

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

The tons of dried distillers grains sold during the three months ended April 30, 2016, decreased by approximately 18.9% as compared to the tons of dried distillers grains we sold for the three months ended April 30, 2015. However, the tons of modified distillers grains we sold during the three months ended April 30, 2016, increased by approximately 74.4% as compared to the three months ended April 30, 2015 due to an increase in the demand for our product in our area. As a result, our overall tons of distillers grains during the three months ended April 30, 2016 was comparable to our overall distillers grains tons during the three months ended April 30, 2015. Management anticipates that the overall amount of distillers grains produced for the three months ended April 30, 2016, will remain relatively consistent in the future.

At April 30, 2016, we have approximately 10,000 tons of forward dried distiller grains sales contracts at various fixed prices for various delivery periods through July 2016.

Corn Oil

Revenue from corn oil sales decreased by approximately 3.7% during the three months ended April 30, 2016 as compared to the three months ended April 30, 2015. This is primarily a result of the lower corn oil prices we received during the three months ended April 30, 2016 as compared to the three months ended April 30, 2015, particularly during the month of February. For the three months ended April 30, 2016, the average price per pound of corn oil we received was approximately 11.1% lower than during the three months ended April 30, 2015 due to increased corn oil supply entering the market and lower biodiesel demand due to the expiration of the biodiesel blender's tax credit. Biodiesel production is a major source of corn oil demand. Management anticipates that the recent renewal of the biodiesel blenders' tax credit may lead to additional corn oil demand which could positively impact corn oil prices.

The pounds of corn oil sold during the three months ended April 30, 2016, increased by approximately 1.0% as compared to the the three months ended April 30, 2015 due to improvement in corn quality resulting in higher yields. Management anticipates that our corn oil production for the three months ended April 30, 2016, will remain relatively consistent in the future. However, we are still working to gain the best efficiency from the corn oil equipment which could positively affect corn oil production.

At April 30, 2016, we had approximately 600,000 pounds of forward fixed price corn oil sales contracts at various fixed prices for various delivery periods through May 2016.

Cost of Goods Sold

Our two largest costs of production are corn (69.4% of cost of goods sold for the three months ended April 30, 2016) and natural gas (6.2% of cost of goods sold for the three months ended April 30, 2016). Our total cost of goods sold was approximately 9.2% less during the three months ended April 30, 2016 as compared to the three months ended April 30, 2015.

Corn

Our average price per bushel of corn for the three months ended April 30, 2016 decreased by approximately 8.1% per bushel, compared to the same period in 2015, due to lower corn prices due to the large corn crop which was harvested in the fall of 2015 and anticipated reduced demand due to the lower renewable volume obligations released by the EPA in November 2015.

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

We used approximately 3.0% less bushels of corn in the three months ended April 30, 2016 as compared to the three months ended April 30, 2015 due to improved corn to ethanol yields.

At April 30, 2016, we have no forward corn purchase contracts. For the three months ended April 30, 2016, we had losses related to corn derivative instruments of approximately $47,000. For the three months ended April 30, 2015, we had gains related to corn derivative instruments of approximately $221,000.

Natural Gas

Our average price per MMBTU of natural gas was 14.5% lower for the three months ended April 30, 2016 as compared to the three months ended April 30, 2015. Natural gas prices were lower on average due to lower demand resulting primarily from plentiful supply due to a relatively mild winter. Management anticipates that natural gas prices will continue at their current levels unless the natural gas industry experiences production problems or if there are large increases in natural gas demand.

For the three months ended April 30, 2016, we purchased approximately 4.1% less natural gas as compared to the three months ended April 30, 2015. This decrease in natural gas usage is primarily due to a decrease in dried distillers grains produced.

At April 30, 2016, we have approximately 1,772,000 MMBTUs of forward natural gas sales contracts for various delivery periods through March 2018. For the three months ended April 30, 2016, we had gains related to natural gas derivative instruments of approximately $16,000. For the three months ended April 30, 2015, we had gains related to natural gas derivative instruments of approximately $6,000.

Operating Expense

We had operating expenses for the three months ended April 30, 2016 of $785,987 as compared to operating expenses of $673,059 for the three months ended April 30, 2015. Management attributes this increase in operating expenses primarily to an increase in information technology fees and dues and memberships for the three months ended April 30, 2016 as compared to the three months ended April 30, 2015. Management continues to pursue strategies to optimize efficiencies and maximize production. These efforts may result in a decrease in our operating expenses on a per gallon basis. However, because these expenses do not vary with the level of production at the plant, we expect our operating expenses to remain relatively steady.

Operating Profit (Loss)

We had loss from operations for the three months ended April 30, 2016 of $902,107 which is approximately (3.91)% of our revenues compared to a loss of $401,679 which was approximately (1.56)% of our revenues for the three months ended April 30, 2015. This decrease in our operating income is primarily due to a decrease in the price we received for our ethanol relative to the price we paid for corn.

Other Income (Expense)

We had total other expense for the three months ended April 30, 2016 of $15,108 as compared to other expense of $101,462 for the three months ended April 30, 2015. Our other expense, for the three months ended April 30, 2016, consisted primarily of interest expense offset in part by patronage income and income from investments. This decrease in other expense is primarily due to a reduction in interest expense resulting from a decrease in our long-term debt.

Results of Operations for the Six Months Ended April 30, 2016 and 2015

The following table shows the results of our operations and the approximate percentage of revenues, costs of goods sold, operating expenses and other items to total revenues in our unaudited statements of operations for the six months ended April 30, 2016 and 2015:

	2016		2015
Statements of Operations Data	Amount (unaudited)%		Amount (unaudited)%

Revenue	$47,273,892	100.00%	$55,905,954	100.00%
Cost of Goods Sold	47,955,401	101.44%	52,369,089	93.67%
Gross Profit (Loss)	(681,509)	(1.44)%	3,536,865	6.33%
Operating Expenses	1,479,889	3.13%	1,326,393	2.37%
Operating Profit (Loss)	(2,161,398)	(4.57)%	2,210,472	3.95%
Other Income (Expense)	(80,010)	(0.17)%	(335,536)	(0.60)%
Net Income (Loss)	$(2,241,408)	(4.74)%	$1,874,936	3.35%

The following table shows the sources of our revenue for the six months ended April 30, 2016 and 2015.

	2016		2015
Revenue Sources	Amount (Unaudited)%		Amount (Unaudited)%

Ethanol Sales	$37,397,053	79.11%	$44,409,066	79.44%
Modified Distillers Grains Sales	1,650,346	3.49%	1,089,433	1.95%
Dried Distillers Grains Sales	6,892,370	14.58%	8,976,392	16.06%
Corn Oil Sales	1,334,123	2.82%	1,431,063	2.56%
Total Revenues	$47,273,892	100.00%	$55,905,954	100.00%

Revenue
Ethanol
Our total revenues were lower for the six months ended April 30, 2016 as compared to the six months ended April 30, 2015. Revenue from ethanol sales decreased by approximately 15.8% during the six months ended April 30, 2016 as compared to the six months ended April 30, 2015, due to lower ethanol prices. The average price per gallon of ethanol sold for the six months ended April 30, 2016 was approximately 15.9% lower than the average price we received for the six months ended April 30, 2015. Management attributes the decrease in the average price we received for our ethanol for the six months ended April 30, 2016 as compared to the six months ended April 30, 2015, to increased supply and lower gasoline prices.

    The gallons of ethanol we sold during the six months ended April 30, 2016 were comparable to the number of gallons of ethanol we sold for the six months ended April 30, 2015. Management anticipates that the amount of ethanol produced for the six months ended April 30, 2016, will remain relatively consistent in the future.
We had gains related to ethanol based derivative instruments of approximately $35,000 for the six months ended April 30, 2016. We had losses related to ethanol based derivative instruments of approximately $32,000 for the six months ended April 30, 2015.

Distillers Grains

Revenue from distillers grains sales decreased by approximately 15.1% during the six months ended April 30, 2016 as compared to the six months ended April 30, 2015. This is primarily a result of the lower dried distillers grains prices we received during the six months ended April 30, 2016 as compared to the six months ended April 30, 2015. For the six months ended April 30, 2016, the average price per ton of dried distillers grains sold was approximately 21.5% lower than the average price we received during the six months ended April 30, 2015. Management attributes the decrease in the average price we received for dried distillers grains to lower corn prices and lower domestic and export demand. However, for the six months ended April 30, 2016, the average price per ton of modified distillers grains sold was approximately 3.4% higher than during the six months ended April 30, 2015 due to increased demand in our local area.

The tons of dried distillers grains sold during the six months ended April 30, 2016, decreased by approximately 9.1% as compared to the tons of dried distillers grains we sold for the six months ended April 30, 2015. However, the tons of modified distillers grains we sold during the six months ended April 30, 2016, increased by approximately 46.6% as compared to the six months ended April 30, 2015 due to an increase in the demand for our product in our local area. Our overall sales of distillers grains decreased by approximately 2.4% during the six months ended April 30, 2016 as compared to the six months ended April 30, 2015 primarily due to timing of distillers grains sales. Management anticipates that the overall amount of distillers grains produced for the six months ended April 30, 2016, will remain relatively consistent in the future.

Corn Oil

Revenue from corn oil sales decreased by approximately 6.8% during the six months ended April 30, 2016 as compared to the six months ended April 30, 2015. This is primarily a result of the lower corn oil prices we received during the six months ended April 30, 2016 as compared to the six months ended April 30, 2015. For the six months ended April 30, 2016, the average price per pound of corn oil we received was approximately 24.1% lower than during the six months ended April 30, 2015 due to increased corn oil supply entering the market and lower biodiesel demand due to the expiration of the biodiesel blender's tax credit. Biodiesel production is a major source of corn oil demand.

The pounds of corn oil sold during the six months ended April 30, 2016, increased by approximately 10.2% as compared to the the six months ended April 30, 2015 due to improvement in corn quality resulting in higher yields. Management anticipates that our corn oil production for the six months ended April 30, 2016, will remain relatively consistent in the future. However, we are still working to gain the best efficiency from the corn oil equipment which could positively affect corn oil production.

Cost of Goods Sold

Our two largest costs of production are corn (70.2% of cost of goods sold for the six months ended April 30, 2016) and natural gas (6.6% of cost of goods sold for the six months ended April 30, 2016). Our total cost of goods sold was approximately 8.4% less during the six months ended April 30, 2016 as compared to the six months ended April 30, 2015.

Corn

Our average price per bushel of corn for the six months ended April 30, 2016 decreased by approximately 7.8% per bushel, compared to the same period in 2015, due to lower corn prices due to the large corn crop which was harvested in the fall of 2015 and anticipated reduced demand due to the lower renewable volume obligations released by the EPA in November 2015.

We used approximately 2.4% less bushels of corn in the six months ended April 30, 2016 as compared to the six months ended April 30, 2015 due to improved corn to ethanol yields.

For the six months ended April 30, 2016, we had gains related to corn derivative instruments of approximately $111,000. For the six months ended April 30, 2015, we had gains related to corn derivative instruments of approximately $392,000.

Natural Gas

Our average price per MMBTU of natural gas was 15.8% lower for the six months ended April 30, 2016 as compared to the six months ended April 30, 2015. Natural gas prices were lower on average due to lower demand resulting primarily from plentiful supply due to a relatively mild winter.

For the six months ended April 30, 2016, we purchased approximately 3.5% less natural gas as compared to the six months ended April 30, 2015. This decrease in natural gas usage is primarily due to a decrease in dried distillers grains produced.

For the six months ended April 30, 2016, we had losses related to natural gas derivative instruments of approximately $97,000. For the six months ended April 30, 2015, we had losses related to natural gas derivative instruments of approximately $36,000.

Operating Expense

We had operating expenses for the six months ended April 30, 2016 of $1,479,889 as compared to operating expenses of $1,326,393 for the six months ended April 30, 2015. Management attributes this increase in operating expenses primarily to an increase in information technology fees and dues and memberships for the six months ended April 30, 2016 as compared to the six months ended April 30, 2015. Management continues to pursue strategies to optimize efficiencies and maximize production. These efforts may result in a decrease in our operating expenses on a per gallon basis. However, because these expenses do not vary with the level of production at the plant, we expect our operating expenses to remain relatively steady.

Operating Profit (Loss)

We had loss from operations for the six months ended April 30, 2016 of $2,161,398 which is approximately (4.57)% of our revenues compared to a profit of $2,210,472 which was approximately 3.95% of our revenues for the six months ended April 30, 2015. This decrease in our operating income is primarily due to a decrease in the price we received for our ethanol relative to the price we paid for corn.

Other Income (Expense)

We had total other expense for the six months ended April 30, 2016 of $80,010 as compared to other expense of $335,536 for the six months ended April 30, 2015. Our other expense, for the six months ended April 30, 2016, consisted primarily of interest expense offset in part by patronage income and income from investments. This decrease in other expense is primarily due to a reduction in interest expense resulting from a decrease in our long-term debt.

Changes in Financial Condition for the Six Months Ended April 30, 2016

The following table highlights the changes in our financial condition for the six months ended April 30, 2016 from our previous fiscal year ended October 31, 2015:

	April 30, 2016 (unaudited)	October 31, 2015
Current Assets	$11,050,789	$17,887,759
Current Liabilities	6,965,122	6,920,569
Long-Term Debt	16,326,053	18,663,726

Current Assets

The decrease in current assets is primarily the result of decreases in cash and cash equivalents and derivative instruments, which were offset partially by increases in accounts receivable and inventories at April 30, 2016 as compared to October 31, 2015. We used cash to pay a distribution to our members in December 2015, to pay down long-term debt and for capital expenditures.

Current Liabilities

The increase in current liabilities is due primarily to increases in accounts payable and customer deposits which were offset partially by a decreases in accrued expenses and current maturities of long-term debt at April 30, 2016 as compared to October 31, 2015.

Long-Term Debt

Long-term debt decreased at April 30, 2016 as compared to October 31, 2015 primarily due to scheduled principal repayments on our loans.

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

The following table shows cash flows for the six months ended April 30, 2016 and 2015:

	Six Months Ended April 30
	2016	2015
	(unaudited)	(unaudited)
Net cash provided by operating activities	$1,476,246	$5,800,663
Net cash used in investing activities	(3,319,064)	(638,742)
Net cash used in financing activities	(5,081,788)	(7,556,984)

Cash Flow From Operations

We experienced a decrease in our cash provided by operating activities for the six months ended April 30, 2016 as compared to the same period in 2015. This decrease was primarily due to a decrease in our net income for the six months ended April 30, 2016 as compared to the same period in 2015. During the six months ended April 30, 2016, our capital needs were being adequately met through cash from our operating activities and our cash on hand.

Cash Flow From Investing Activities

We used more cash in investing activities for the six month period ended April 30, 2016 as compared to the same period in 2015. This change was primarily due to an increase in capital expenditures which was partially offset by increased cash distributions from an investment received during the six months ended April 30, 2016.

Cash Flow From Financing Activities

We used less cash for financing activities during the six months ended April 30, 2016 as compared to the same period in 2015. This decrease was the result of distributing less cash to our members which was partially offset by increased payments on long-term debt during the six months ended April 30, 2016 as compared to the same period in 2015.

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

Term Loan

The Term Loan is for $15,000,000 with a variable interest rate that is equal to 30-day LIBOR rate plus 325 basis points with no minimum interest rate. The applicable interest rate at April 30, 2016 was 3.69%. Monthly principal payments are due on the Term Loan of approximately $250,000 plus accrued interest. Payments are based upon a five year amortization and the Term Loan is fully amortized. The outstanding balance on this note was $14,250,000 at April 30, 2016. We may convert the Term Loan to a fixed rate loan, subject to certain conditions as described in the Second Amended and Restated Credit Agreement and with the consent of AgStar.

Term Revolving Loan

The Term Revolving Loan is for up to $15,000,000 with a variable interest rate that is the 30-day LIBOR rate plus 325 basis points with no minimum interest rate. The applicable interest rate at April 30, 2016 was 3.69%. The availability under the Term Revolving Loan increases to $20,000,000 after the Term Loan is paid down to $10,000,000 so long as at least one or more of the participating banks agrees to raise its commitment. The Term Revolving Loan may be advanced, repaid and re-borrowed during the term. Monthly interest payments are due on the Term Revolving Loan with payment of all amounts outstanding due on January 22, 2023. The outstanding balance on this note was $4,687,839 at April 30, 2016. We also have $1,500,000 in letters of credit outstanding at April 30, 2016 which reduce the amount available under the Term Revolving Loan. We pay interest at a rate of 1.50% on amounts outstanding for the letters of credit. We are also required to pay unused commitment fees for the Term Revolving Loan as defined in the Second Amended and Restated Credit Agreement.

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

We are limited to annual capital expenditures of $5,000,000 without prior approval, incurring additional debt over certain amounts without prior approval, and making additional investments as described in the Amended and Restated Credit Agreement without prior approval of AgStar. We are allowed to make cash distributions to members as frequently as monthly in an amount equal to 75% of net income if working capital is greater than or equal to $8,250,000, or 100% of net income if working capital is greater than or equal to $11,000,000, or an unlimited amount if working capital is greater than or equal to $11,000,000 and the outstanding balance on the Term Loan is $0.

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

Capital Lease

We entered into a series of related definitive agreements dated September 26, 2013 with Butamax which include an Easement for Construction and Process Demonstration Agreement, an Equipment Lease Agreement, a Technology License Agreement, a Technology Demonstration Risk Reduction Agreement and a Security Agreement (collectively, the "Agreements") pursuant to which Butamax constructed, installed and leases its corn oil separation system and licenses to the Company its proprietary, patent-protected corn oil separation technology.  Pursuant to the Agreements, we agreed to give Butamax access to our plant in order to construct, install, operate, test and commercially validate its corn oil separation system. Butamax retains ownership of the corn oil separation system and technology but leases it to the Company for a term of 120 months subject to Butamax's right to remove the system if we are in breach of the Agreements. The term of the lease may also be extended or terminated pursuant to the terms of the Agreements and we are responsible for repairs and maintenance of the system and bear the risk of loss. In return, we agree to payment of certain license fees which are subject to being reduced under the terms of the Agreements if the corn oil separation system does not meet certain performance goals.  The Agreements provide that the corn oil separation system shall be conveyed to the Company at the end of the term so long as we are not in breach of the Agreements. We have granted a security interest to Butamax in the corn oil separation system to secure our obligations under the Agreements.  Pursuant to the Agreements, we agreed, subject to certain obligations of confidentiality, to provide Butamax with Company information on a monthly basis including business and financial information and have granted Butamax the option to have a representative present in board and committee meetings as an observer.  We also agreed to give Butamax notice in the event of an issuance or sale of membership interests or convertible debt instruments.  If definitive agreements for biobutanol production are not executed, either the Company or Butamax may request that the corn oil separation system be removed and the license for the technology terminated.  We recorded this as a capital lease in April, 2014. The total outstanding commitment under the lease as of April 30, 2016 is $948,353, not including imputed interest payments.

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

Capital Expenditures
During our 2015 fiscal year, we commenced a construction project to add 600,000 bushels of additional grain storage. The project is expected to be completed during the third quarter of our 2016 fiscal year at a cost of approximately $1,900,000 to be funded with our existing credit facilities and cash generated from operations. In addition, we installed a precondenser which has had a positive affect on ethanol yields. The precondenser became operational during the second quarter of our 2016 fiscal year at a cost of approximately $1,100,000.
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

Inventory Valuation

We value our inventory at lower of cost or net realizable value. Our estimates are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable. These valuations require the use of management's assumptions which do not reflect unanticipated events and circumstances that may occur. In our analysis, we consider corn costs and ethanol prices, break-even points for our plant and our risk management strategies in place through our derivative instruments. Given the significant assumptions required and the possibility that actual conditions will differ, we consider the valuation of the lower of cost or net realizable value on inventory to be a critical accounting estimate.

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

As of April 30, 2016, the fair values of our corn, natural gas and ethanol derivative instruments are a net liability of approximately $515,000. As the prices of the hedged commodity moves in reaction to market trends and information, our statement of operations will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to protect the Company over the term of the contracts for the hedged amounts.

In the ordinary course of business, we enter into forward contracts for our commodity purchases and sales. At April 30, 2016, we have approximately 10,000 tons of forward dried distillers grains sales contracts for delivery periods through July 2016 and 600,000 pounds of forward corn oil sales contracts at various fixed prices for various delivery periods through May 2016. At April 30, 2016, we also have approximately 1,772,000 MMBTUs of natural gas purchase contracts for delivery periods through March 2018. In addition, at April 30, 2016, we have approximately 967,000 gallons of forward fixed price denaturant purchase contracts for various delivery periods through December 2016.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from our Term Loan and our Term Revolving Loan, each bearing a variable interest rate.  As of April 30, 2016, we had $14,250,000 outstanding on the Term Loan and $4,687,839 outstanding on the Term Revolving Loan. Interest will accrue at the greater of the 30-day LIBOR rate plus 325 basis points. The applicable interest rate on these loans at April 30, 2016 was 3.69%. If we were to experience a 10% adverse change in LIBOR, the annual effect such change would have on our income statement, based on the amount we had outstanding on our Term Loan and Term Revolving Loan at April 30, 2016, would be approximately $8,333.

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

In the ordinary course of business, we enter into forward contracts for our commodity purchases and sales. At April 30, 2016, we have approximately 10,000 tons of forward dried distillers grains sales contracts for delivery periods through July 2016. At April 30, 2016, we also have approximately 1,772,000 MMBTUs of natural gas purchase contracts for delivery periods through March 2018. In addition, at April 30, 2016, we have approximately 967,000 gallons of forward fixed price denaturant purchase contracts for various delivery periods through December 2016 and 600,000 pounds of forward corn oil sales contracts at various fixed prices for various delivery periods through May 2016.

At April 30, 2016, we have open positions for 100,000 dekatherms of natural gas. These derivatives have not been designated as an effective hedge for accounting purposes. Corn derivatives are forecasted to settle within the next twelve months. We recorded gains due to changes in the fair value of our outstanding corn derivative positions for the six months ended April 30, 2016 of approximately $111,000. For the six months ended April 30, 2015, we recorded gains due to changes in the fair value of our outstanding corn derivative positions of approximately $392,000. For the six months ended April 30, 2016, we recorded gains due to changes in the fair value of our outstanding ethanol derivative positions of approximately $35,000. For the six months ended April 30, 2015, we recorded losses due to changes in the fair value of our outstanding ethanol derivative positions of approximately $32,000. For the six months ended April 30, 2016, we recorded losses due to the change in fair value of our outstanding natural gas derivative positions of approximately $97,000. For the six months ended April 30, 2015, we recorded losses due to the change in fair value of our outstanding natural gas derivative positions of approximately $36,000.

As commodity prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to produce long-term positive growth for us.

A sensitivity analysis has been prepared to estimate our exposure to ethanol, distillers grains, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas prices and average ethanol and distillers grains prices as of April 30, 2016 net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from April 30, 2016. The results of this analysis, which may differ from actual results, are approximately as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price as of April 30, 2016	Approximate Adverse Change to Income
Natural Gas	1,398,250	MMBTU	10%	$608,239
Ethanol	59,500,000	Gallons	10%	$7,556,500
Corn	20,517,241	Bushels	10%	$6,832,241
DDGs	163,211	Tons	10%	$1,844,284

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

Our management, including our Chief Executive Officer (the principal executive officer), Brian Kletscher, along with our Chief Financial Officer (the principal financial officer), Lucas Schneider, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of April 30, 2016.  Based on this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended April 30, 2016, which were identified in connection with management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
101
The following financial information from Highwater Ethanol, LLC's Quarterly Report on Form 10-Q for the quarter ended April 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed0 Balance Sheets as of April 30, 2016 and October 31, 2015, (ii) Condensed Statements of Operations for the six months ended April 30, 2016 and 2015, (iii) Condensed Statements of Comprehensive Income (Loss) for the six months ended April 30, 2016 and 2015, (iv) Statements of Cash Flows for the six months ended April 30, 2016 and 2015, and (v) the Notes to Condensed Financial Statements.**

* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HIGHWATER ETHANOL, LLC

Date:	June 9, 2016	/s/ Brian Kletscher
Brian Kletscher
Chief Executive Officer
(Principal Executive Officer)

Date:	June 9, 2016	/s/ Lucas Schneider
Lucas Schneider
Chief Financial Officer
(Principal Financial and Accounting Officer)