Form 10-Q
period 2016-07-31
HIGHWATER ETHANOL LLC
filed 2016-09-09
CIK 1371451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended July 31, 2016

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
☐ Yes     ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  As of September 9, 2016 there were 4,892 membership units outstanding.

PART I    FINANCIAL INFORMATION

Item 1. Financial Statements

HIGHWATER ETHANOL, LLC
Condensed Balance Sheets

ASSETS	July 31, 2016	October 31, 2015
	(Unaudited)
Current Assets
Cash and cash equivalents	$4,149,492	$9,205,643
Derivative instruments	156,403	499,202
Accounts receivable	3,084,500	2,977,132
Inventories	4,796,838	5,107,401
Prepaids and other	53,128	98,381
Total current assets	12,240,361	17,887,759

Property and Equipment
Land and land improvements	12,512,787	6,907,577
Buildings	38,564,729	38,564,729
Office equipment	765,133	624,094
Equipment	69,417,405	65,193,412
Vehicles	74,094	52,994
Construction in progress	521,942	5,846,005
	121,856,090	117,188,811
Less accumulated depreciation	(45,237,775)	(39,730,669)
Net property and equipment	76,618,315	77,458,142

Other Assets
Investments	2,431,733	2,492,910
Debt issuance costs, net	151,039	166,156
Deposits	191,457	191,457
Total other assets	2,774,229	2,850,523

Total Assets	$91,632,905	$98,196,424

LIABILITIES AND MEMBERS' EQUITY	July 31, 2016	October 31, 2015
	(Unaudited)
Current Liabilities
Accounts payable	$2,089,165	$1,577,588
Accrued expenses	1,143,607	1,013,127
Customer deposits	58,566	—
Current maturities of long-term debt	3,748,841	4,329,854
Total current liabilities	7,040,179	6,920,569

Long-Term Debt	15,437,839	18,663,726

Commitments and Contingencies

Members' Equity
Members' equity, 4,892 units outstanding	69,154,887	72,612,129

Total Liabilities and Members’ Equity	$91,632,905	$98,196,424

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Condensed Unaudited Statements of Operations

	Three Months Ended		Nine Months Ended
	July 31, 2016	July 31, 2015	July 31, 2016	July 31, 2015

Revenues	$27,115,287	$28,641,415	$74,389,180	$84,547,370

Cost of Goods Sold	25,612,255	25,857,236	73,567,656	78,226,325

Gross Profit	1,503,032	2,784,179	821,524	6,321,045

Operating Expenses	547,026	528,875	2,026,915	1,855,268

Operating Profit (Loss)	956,006	2,255,304	(1,205,391)	4,465,777

Other Income (Expense)
Interest income	326	3,255	2,578	10,637
Other income	240,528	263,219	383,421	345,452
Interest expense	(191,858)	(253,166)	(536,129)	(817,582)
Income from equity method investments	61,562	72,424	180,679	211,688
Total other income (expense), net	110,558	85,732	30,549	(249,805)

Net Income (Loss)	$1,066,564	$2,341,036	$(1,174,842)	$4,215,972

Weighted Average Units Outstanding	4,914	4,953	4,929	4,953
Net Income (Loss) Per Unit	$217.05	$472.65	$(238.35)	$851.20
Distributions Per Unit	$—	$—	$400	$1,125

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Condensed Unaudited Statements of Cash Flows

	Nine Months Ended
	July 31, 2016	July 31, 2015
Cash Flows from Operating Activities
Net income (loss)	$(1,174,842)	$4,215,972
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	5,522,223	5,177,819
Income from equity method investments	(180,679)	(211,688)
Non-cash patronage income	(296,562)	(255,375)
Changes in assets and liabilities
Accounts receivable	(107,368)	897,056
Inventories	310,563	(372,225)
Derivative instruments	342,800	(13,307)
Prepaids and other	45,253	(35,097)
Customer deposits	58,566	55,072
Accounts payable	1,014,059	(430,243)
Accrued expenses	130,480	(21,530)
Net cash provided by operating activities	5,664,493	9,006,454

Cash Flows from Investing Activities
Capital expenditures	(5,169,762)	(2,960,520)
Dividends received from equity method investments	538,418	347,400
Net cash used in investing activities	(4,631,344)	(2,613,120)

Cash Flows from Financing Activities
Payments on long-term debt	(3,806,900)	(3,462,281)
Member unit repurchase	(308,000)	—
Member distributions	(1,974,400)	(5,572,125)
Net cash used in financing activities	(6,089,300)	(9,034,406)

Net Decrease in Cash and Cash Equivalents	(5,056,151)	(2,641,072)

Cash and Cash equivalents – Beginning of Period	9,205,643	15,511,589

Cash and Cash equivalents – End of Period	$4,149,492	$12,870,517

Supplemental Cash Flow Information
Cash paid for interest, including capitalized interest of $133,668 in 2016	$577,461	$704,127

Supplemental Disclosure of Noncash Financing and Investing Activities
Capital expenditures included in accounts payable	$197,134	$31,265

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
July 31, 2016

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

In the opinion of management, the interim condensed financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for fair presentation of the Company's financial position as of July 31, 2016 and the results of operations and cash flows for all periods presented.

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
July 31, 2016

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

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts receivable, and accounts payable, and other working capital items approximate fair value at July 31, 2016 due to the short maturity nature of these instruments.

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

Equity Method Investments

The Company has a 7% investment interest in an unlisted company, Renewable Products Marketing Group, LLC (RPMG), who markets the Company’s ethanol. The Company also has a 7% ownership interest in Lawrenceville Tank, LLC (LT), which owns and operates a trans load/tank facility near Atlanta, Georgia. These investments are flow-through entities and are being accounted for by the equity method of accounting under which the Company’s share of net income is recognized as income in the Company’s statements of operations and added to the investment account. Distributions or dividends received from the investment are treated as a reduction of the investment account. The Company consistently follows the practice of recognizing the net income from equity method investments based on the most recent reliable data. Therefore, the net income which is reported in the Company's statement of operations for the quarter ended July 31, 2016 is based on the investee’s results of operations for the three month period ended June 30, 2016.

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
July 31, 2016

major manufacturing inputs. As a result, market fluctuations in the price of or demand for these commodities can have a significant adverse effect on the Company’s operations, profitability, and availability of cash flows to make loan payments and maintain compliance with the loan agreement.

3. FAIR VALUE MEASUREMENTS

The following table provides information on those assets (liabilities) measured at fair value on a recurring basis.

	Fair Value as of	Fair Value Measurement Using
	July 31, 2016	Level 1	Level 2	Level 3
Derivative instruments - commodities	$(151,175)	$(151,175)	$—	$—

	Fair Value as of	Fair Value Measurement Using
	October 31, 2015	Level 1	Level 2	Level 3
Derivative instruments - commodities	$(953,862)	$(953,862)	$—	$—

The Company determines the fair values of commodities by obtaining the fair value measurements from an independent pricing service based on dealer quotes and live trading levels from the Chicago Board of Trade.

4. INVENTORIES

Inventories consisted of the following at:

	July 31, 2016	October 31, 2015

Raw materials	$1,333,928	$1,987,840
Spare parts and supplies	2,244,595	1,841,343
Work in process	693,051	774,910
Finished goods	525,264	503,308
Total	$4,796,838	$5,107,401

5. DERIVATIVE INSTRUMENTS

As of July 31, 2016, the Company had entered into corn derivative instruments, which are required to be recorded as either assets or liabilities at fair value in the balance sheet. The Company uses these instruments to manage risks from changes in market rates and prices. They are not used for speculative purposes. Derivatives qualify for treatment as hedges when there is a high correlation between the change in fair value of the derivative instrument and the related change in value of the underlying hedged item. The Company may designate the hedging instruments based upon the exposure being hedged as a fair value hedge, a cash flow hedge or a hedge against foreign currency exposure. The derivative instruments outstanding at July 31, 2016 are not designated as effective hedges for accounting purposes.

Commodity Contracts

As of July 31, 2016, the Company has open positions for 200,000 bushels of corn. Management expects all open positions outstanding as of July 31, 2016 to be realized within the next twelve months.

The following tables provide details regarding the Company's derivative instruments at July 31, 2016 and October 31, 2015:

HIGHWATER ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
July 31, 2016

Instrument	Balance Sheet location	July 31, 2016	October 31, 2015

Corn, natural gas and ethanol contracts
In gain position		$2,313	$—
In loss position		(153,488)	(953,862)
Deposits with broker		307,578	1,453,064
	Current assets	$156,403	$499,202

The following tables provide details regarding the gains (losses) from the Company's derivative instruments in the statements of operations, none of which are designated as hedging instruments:

	Statement of	Three Months Ended July 31,
	Operations location	2016	2015
Ethanol contracts	Revenues	$5,645	$223
Corn contracts	Cost of goods sold	(472,161)	(54,866)
Natural gas contracts	Cost of goods sold	8,419	9,010

	Statement of	Nine Months Ended July 31,
	Operations location	2016	2015
Ethanol contracts	Revenues	$(27,063)	$(32,235)
Corn contracts	Cost of goods sold	(361,243)	337,180
Natural gas contracts	Cost of goods sold	(88,281)	(26,562)

6. DEBT FINANCING

Long-term debt consists of the following at:

	July 31, 2016	October 31, 2015
Variable Rate Term Loan	$13,750,000	$21,652,129

Term Revolving Loan	4,687,839	—

Capital lease	748,841	1,341,451

Total	19,186,680	22,993,580

Less amounts due within one year	3,748,841	4,329,854

Net long-term debt	$15,437,839	$18,663,726

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
July 31, 2016

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
Term Loan

The Term Loan is for $15,000,000 with a variable interest rate that is equal to 30-day LIBOR rate plus 325 basis points with no minimum interest rate. The applicable interest rate at July 31, 2016 was 3.69%. Monthly principal payments are due on the Term Loan of approximately $250,000 plus accrued interest. Payments are based upon a five year amortization and the Term Loan is fully amortized. The outstanding balance on this note was $13,750,000 at July 31, 2016. The Company may convert the Term Loan to a fixed rate loan, subject to certain conditions as described in the Second Amended and Restated Credit Agreement and with the consent of AgStar.

Term Revolving Loan

The Term Revolving Loan is for up to $15,000,000 with a variable interest rate that is the 30-day LIBOR rate plus 325 basis points with no minimum interest rate. The applicable interest rate at July 31, 2016 was 3.69%. The availability under the Term Revolving Loan increases to $20,000,000 after the Term Loan is paid down to $10,000,000 so long as at least one or more of the participating banks agrees to raise its commitment. The Term Revolving Loan may be advanced, repaid and re-borrowed during the term. Monthly interest payments are due on the Term Revolving Loan with payment of all amounts outstanding due on January 22, 2023. The outstanding balance on this note was $4,687,839 at July 31, 2016. The Company also has $1,500,000 in letters of credit outstanding at July 31, 2016 which reduce the amount available under the Term Revolving Loan. The Company pays interest at a rate of 1.50% on amounts outstanding for the letters of credit. The Company is also required to pay unused commitment fees for the Term Revolving Loan as defined in the Second Amended and Restated Credit Agreement.

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
Capital Lease

The Company entered into a series of related definitive agreements, dated September 26, 2013, with Butamax which include an Easement for Construction and Process Demonstration Agreement, an Equipment Lease Agreement, a Technology License Agreement, a Technology Demonstration Risk Reduction Agreement and a Security Agreement (collectively, the "Agreements")

HIGHWATER ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
July 31, 2016

pursuant to which Butamax has agreed to construct, install and lease its corn oil separation system and license to the Company its proprietary, patent-protected corn oil separation technology.  Pursuant to the Agreements, the Company agreed to give Butamax access to the plant in order to construct, install, operate, test and commercially validate a corn oil separation system. Butamax retains ownership of the corn oil separation system and technology but agrees to lease it to the Company for a term of 120 months subject to Butamax's right to remove the system if the Company is in breach of the Agreements. The term of the lease may also be extended or terminated pursuant to the terms of the Agreements. The Company is responsible for repairs and maintenance of the system and bear the risk of loss. In return, the Company agrees to payment of certain license fees which are subject to being reduced under the terms of the Agreements if the corn oil separation system does not meet certain performance goals.  The Agreements provide that the corn oil separation system shall be conveyed to the Company at the end of the term so long as the Company is not in breach of the Agreements. The Company granted a security interest to Butamax in the corn oil separation system to secure its obligations under the Agreements.  Pursuant to the Agreements, the Company agreed, subject to certain obligations of confidentiality, to provide Butamax with Company information on a monthly basis including business and financial information and have granted Butamax the option to have a representative present in board and committee meetings as an observer.  The Company also agreed to give Butamax notice in the event of an issuance or sale of membership interests or convertible debt instruments.  The Company recorded this as a capital lease in April 2014, and the balance as of July 31, 2016 was $748,841.

The estimated maturities of the long-term debt at July 31, 2016 are as follows:

July 2017	$3,748,841
July 2018	3,000,000
July 2019	3,000,000
July 2020	3,000,000
July 2021	3,000,000
July 2022 and thereafter	3,437,839
Long-term debt	$19,186,680

7. COMMITMENTS AND CONTINGENCIES

Regulatory Agencies

The Company is subject to oversight from regulatory agencies regarding environmental concerns which arise in the ordinary course of its business.

Forward Contracts

At July 31, 2016, the Company has approximately 2,000,000 bushels corn and 1,422,000 MMBTUs of forward fixed price natural gas purchase contracts for various delivery periods through September 2016 and March 2018, respectively. The Company also has approximately 600,000 gallons of forward fixed price denaturant purchase contracts for various delivery periods through December 2016. In addition, the Company has forward dried distiller grains sales contracts of approximately 3,800 tons at various fixed prices for various delivery periods through August 2016 and 645,000 pounds of forward corn oil sales contracts at various fixed prices for various delivery periods through August 2016.

Construction

The Company has constructed an additional grain storage bin which added 600,000 bushels of storage. The grain storage bin became operational during the third quarter of the Company's fiscal year. The Company's total cost was approximately $1,900,000.

The Company has installed a precondenser which has had a positive affect on ethanol yields. The precondenser became operational during the second quarter of the Company's 2016 fiscal year at a cost of approximately $1,100,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three month periods ended July 31, 2016, compared to the same periods of the prior fiscal year. This discussion should be read in conjunction with the condensed financial statements and notes and the information contained in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2015.

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

Our operating results are largely driven by the prices at which we sell our ethanol and distillers grains as well as the costs related to production. The price of ethanol has historically fluctuated with the price of corn. The price of distillers grains has also historically been influenced by the price of corn as a substitute livestock feed. We expect these price relationships to continue for the foreseeable future, although recent volatility in the commodities markets makes historical pricing relationships less reliable. Our largest costs of production are corn, natural gas, depreciation and manufacturing chemicals. The cost of corn is largely impacted by geopolitical supply and demand factors and the outcome of our risk management strategies. Prices for natural gas, manufacturing chemicals and denaturant are tied directly to the overall energy sector, crude oil and unleaded gasoline. We market and sell our products primarily in the continental United States using third party marketers. RPMG, Inc. markets our ethanol. CHS, Inc. markets our dried distillers grains and corn oil and supplies our corn.
During our 2015 fiscal year, we commenced a construction project to add 600,000 bushels of additional grain storage. The project was completed during the third quarter of our 2016 fiscal year at a cost of approximately $1,900,000. In addition, we installed a precondenser which has had a positive affect on ethanol yields. The precondenser became operational during the second quarter of our 2016 fiscal year at a cost of approximately $1,100,000.

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

		Total Renewable Fuel Volume Requirement	Portion of Volume Requirement That Can Be Met By Corn-based Ethanol
2014	Statutory	18.15	14.40
	EPA Rule 11/30/2015	16.28	13.61
2015	Statutory	20.50	15.00
	EPA Rule 11/30/2015	16.93	14.05
2016	Statutory	22.25	15.00
	EPA Rule 11/30/2015	18.11	14.50

Certain industry groups have filed legal challenges to the EPA's final rules. If the EPA's decisions to reduce the volume requirements under the RFS is allowed to stand, it could have an adverse effect on the market price and demand for ethanol which could negatively impact our financial performance.

In addition, on May 18, 2016, the EPA released a proposed rule to set the renewable volume obligation for 2017. The EPA proposes to set the total volume obligation at 18.8 billion gallons of which 14.8 billion gallons could be met by corn-based ethanol. The 2017 statutory volume obligation is currently set at 24 billion gallons of which 15 billion gallons could be met by corn-based ethanol. A public hearing on the proposed rule was held on June 9, 2016 and the public comment period was open through July 11, 2016. We expect that the EPA will issue the final rule in November 2016.

We expect to fund our operations during the next 12 months using cash flow from our continuing operations and our current credit facilities. However, should we experience unfavorable operating conditions in the ethanol industry that prevent us from profitably operating the ethanol plant, we may need to seek additional funding.

Results of Operations for the Three Months Ended July 31, 2016 and 2015

The following table shows the results of our operations and the approximate percentage of revenues, costs of goods sold, operating expenses and other items to total revenues in our unaudited statements of operations for the three months ended July 31, 2016 and 2015:

	2016		2015
Statements of Operations Data	Amount (unaudited)%		Amount (unaudited)%

Revenues	$27,115,287	100.00%	$28,641,415	100.00%
Cost of Goods Sold	25,612,255	94.46%	25,857,236	90.28%
Gross Profit (Loss)	1,503,032	5.54%	2,784,179	9.72%
Operating Expenses	547,026	2.02%	528,875	1.85%
Operating Profit (Loss)	956,006	3.53%	2,255,304	7.87%
Other Income (Expense)	110,558	0.41%	85,732	0.30%
Net Income (Loss)	$1,066,564	3.93%	$2,341,036	8.17%

The following table shows the sources of our revenue for the three months ended July 31, 2016 and 2015.

	2016		2015
Revenue Sources	Amount (Unaudited)%		Amount (Unaudited)%

Ethanol Sales	$21,516,324	79.35%	$21,703,956	75.78%
Modified Distillers Grains Sales	735,785	2.72%	467,450	1.63%
Dried Distillers Grains Sales	3,899,883	14.38%	5,724,835	19.99%
Corn Oil Sales	963,295	3.55%	745,175	2.60%
Total Revenues	$27,115,287	100.00%	$28,641,415	100.00%

Revenue
Ethanol
Our total revenues were lower for the three months ended July 31, 2016, as compared to the three months ended July 31, 2015. Revenue from ethanol sales decreased by approximately 0.9% during the three months ended July 31, 2016, as compared to the three months ended July 31, 2015, due primarily to a decrease in the number of gallons of ethanol sold. The average price per gallon of ethanol sold for the three months ended July 31, 2016 was approximately the same as the average price we received for the three months ended July 31, 2015.
    Ethanol prices were supported somewhat during May, June and early July, 2016, by an increase in domestic use due to a seasonal increase in driving during the summer months. Ethanol prices decreased in late July in response to lower corn prices. Ethanol prices will likely continue to generally be directionally consistent with changes in corn and energy prices. If gasoline prices decrease, that could have a significant negative impact on the price of ethanol particularly if ethanol stocks were to increase. The EPA's reduction of the 2015 and 2016 renewable volume obligations set forth in the RFS below statutory levels may also reduce demand having a negative effect on ethanol prices unless additional demand can be created from foreign markets. In addition, if we were to experience difficulty in transporting ethanol due to rail delays we may have to decrease production at the plant which would impact our ability to operate the ethanol plant profitably.
The number of gallons of ethanol sold during the three months ended July 31, 2016 decreased by approximately 0.7% as compared to the number of gallons of ethanol sold for the three months ended July 31, 2015, due to lower production. Management anticipates that the amount of ethanol produced for the three months ended July 31, 2016, will remain relatively consistent in the future.

In the ordinary course of business, we enter into forward contracts for our commodity purchases and sales. However, at July 31, 2016, we have no forward ethanol sales contracts. We had gains related to ethanol based derivative instruments of approximately $6,000 for the three months ended July 31, 2016. We had gains related to ethanol based derivative instruments of approximately $1,000 for the three months ended July 31, 2015.

Distillers Grains

Revenue from distillers grains sales decreased by approximately 25.1% during the three months ended July 31, 2016, as compared to the three months ended July 31, 2015. This is primarily a result of lower dried distillers grains prices during the three months ended July 31, 2016, as compared to the three months ended July 31, 2015. For the three months ended July 31, 2016, the average price per ton of dried distillers grains sold was approximately 21.2% lower than the average price we received during the three months ended July 31, 2015, due to lower corn prices and lower domestic and export demand. However, for the three months ended July 31, 2016, the average price per ton of modified distillers grains sold was approximately 3.3% higher than during the three months ended July 31, 2015, due to increased demand in our local area.

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

The tons of dried distillers grains sold during the three months ended July 31, 2016, decreased by approximately 13.5% as compared to the tons of dried distillers grains we sold for the three months ended July 31, 2015. However, the tons of modified distillers grains we sold during the three months ended July 31, 2016, increased by approximately 52.3% as compared to the three months ended July 31, 2015, due to an increase in the demand for our product in our area. As a result, our overall tons of distillers grains during the three months ended July 31, 2016, decreased by approximately 2.0% compared to our overall distillers grains tons during the three months ended July 31, 2015. This decrease was due to timing of distillers grains shipments. Management anticipates that the overall amount of distillers grains produced for the three months ended July 31, 2016, will remain relatively consistent in the future.

At July 31, 2016, we have approximately 3,800 tons of forward dried distiller grains sales contracts at various fixed prices for various delivery periods through August 2016.

Corn Oil

Revenue from corn oil sales increased by approximately 29.3% during the three months ended July 31, 2016, as compared to the three months ended July 31, 2015. This is primarily a result of higher on average corn oil prices and an increase in pounds of corn oil sold during the three months ended July 31, 2016, as compared to the three months ended July 31, 2015. For the three months ended July 31, 2016, the average price per pound of corn oil we received was approximately 8.7% higher than during the three months ended July 31, 2015, due to increased biodiesel demand due to the recent renewal of the biodiesel blenders' tax credit. Biodiesel production is a major source of corn oil demand.

The pounds of corn oil sold during the three months ended July 31, 2016, increased by approximately 21.3% as compared to the the three months ended July 31, 2015, due to improvement in corn quality resulting in higher yields and greater efficiency from the corn oil equipment. Management anticipates that our corn oil production for the three months ended July 31, 2016, will remain relatively consistent in the future.

At July 31, 2016, we had approximately 645,000 pounds of forward fixed price corn oil sales contracts at various fixed prices for various delivery periods through August 2016.

Cost of Goods Sold

Our two largest costs of production are corn (73.2% of cost of goods sold for the three months ended July 31, 2016) and natural gas (4.7% of cost of goods sold for the three months ended July 31, 2016). Our total cost of goods sold was approximately 0.9% less during the three months ended July 31, 2016, as compared to the three months ended July 31, 2015.

Corn

Our average price per bushel of corn for the three months ended July 31, 2016 increased by approximately 1.4% per bushel, compared to the same period in 2015 due to higher on average corn prices. Corn prices for the three months ended July 31, 2016 have been volatile due to early concerns about weather conditions followed by forecasts of a record corn crop for the fall of 2016.

Management expects there to be an adequate corn supply available in our area to operate the ethanol plant and that prices during our 2016 fiscal year may be lower due to an anticipated plentiful supply in our area. However, corn prices and availability will likely remain volatile in the future and may be impacted by weather conditions, supply and demand, stocks and other factors and could significantly impact our costs of production.

We used approximately 2.2% less bushels of corn in the three months ended July 31, 2016, as compared to the three months ended July 31, 2015, due to improved corn to ethanol yields.

At July 31, 2016, we have approximately 2,000,000 bushels of forward corn purchase contracts for various delivery periods through September 2016. For the three months ended July 31, 2016, we had losses related to corn derivative instruments of approximately $470,000. For the three months ended July 31, 2015, we had losses related to corn derivative instruments of approximately $55,000.

Natural Gas

Our average price per MMBTU of natural gas was 13.0% lower for the three months ended July 31, 2016, as compared to the three months ended July 31, 2015. Natural gas prices were lower on average due to lower demand resulting primarily from plentiful supply due to a relatively mild winter. Management anticipates that natural gas prices will continue at their current levels unless the natural gas industry experiences production problems or if there are large increases in natural gas demand.

For the three months ended July 31, 2016, we purchased approximately 1.7% less natural gas as compared to the three months ended July 31, 2015. This decrease in natural gas usage is primarily due to a decrease in dried distillers grains produced.

At July 31, 2016, we have approximately 1,422,000 MMBTUs of forward natural gas sales contracts for various delivery periods through March 2018. For the three months ended July 31, 2016, we had gains related to natural gas derivative instruments of approximately $8,000. For the three months ended July 31, 2015, we had gains related to natural gas derivative instruments of approximately $9,000.

Operating Expense

We had operating expenses for the three months ended July 31, 2016 of $547,026, as compared to operating expenses of $528,875 for the three months ended July 31, 2015. Management attributes this increase in operating expenses primarily to an increase in information technology fees and dues and memberships for the three months ended July 31, 2016, as compared to the three months ended July 31, 2015. Management continues to pursue strategies to optimize efficiencies and maximize production. These efforts may result in a decrease in our operating expenses on a per gallon basis. However, because these expenses do not vary with the level of production at the plant, we expect our operating expenses to remain relatively steady.

Operating Profit

We had profit from operations for the three months ended July 31, 2016 of $956,006, which is approximately 3.53% of our revenues, compared to a profit of $2,255,304, which was approximately 7.87% of our revenues, for the three months ended July 31, 2015. This decrease in our operating income is primarily due to an increase in the price we paid for corn relative to the price we received for our ethanol.

Other Income

We had total other income for the three months ended July 31, 2016 of $110,558, as compared to other income of $85,732 for the three months ended July 31, 2015. Our other income, for the three months ended July 31, 2016, consisted primarily of patronage income and income from investments offset by interest expense. This increase in other income is primarily due to a reduction in interest expense resulting from a decrease in our long-term debt.

Results of Operations for the Nine Months Ended July 31, 2016 and 2015

The following table shows the results of our operations and the approximate percentage of revenues, costs of goods sold, operating expenses and other items to total revenues in our unaudited statements of operations for the nine months ended July 31, 2016 and 2015:

	2016		2015
Statements of Operations Data	Amount (unaudited)%		Amount (unaudited)%

Revenues	$74,389,180	100.00%	$84,547,370	100.00%
Cost of Goods Sold	73,567,656	98.90%	78,226,325	92.52%
Gross Profit	821,524	1.10%	6,321,045	7.48%
Operating Expenses	2,026,915	2.72%	1,855,268	2.19%
Operating Profit (Loss)	(1,205,391)	(1.62)%	4,465,777	5.28%
Other Income (Expense)	30,549	0.04%	(249,805)	(0.30)%
Net Income (Loss)	$(1,174,842)	(1.58)%	$4,215,972	4.99%

The following table shows the sources of our revenue for the nine months ended July 31, 2016 and 2015.

	2016		2015
Revenue Sources	Amount (Unaudited)%		Amount (Unaudited)%

Ethanol Sales	$58,913,377	79.20%	$66,113,021	78.20%
Modified Distillers Grains Sales	2,386,131	3.20%	1,556,883	1.84%
Dried Distillers Grains Sales	10,792,254	14.51%	14,701,228	17.39%
Corn Oil Sales	2,297,418	3.09%	2,176,238	2.57%
Total Revenues	$74,389,180	100.00%	$84,547,370	100.00%

Revenue
Ethanol
Our total revenues were lower for the nine months ended July 31, 2016, as compared to the nine months ended July 31, 2015. Revenue from ethanol sales decreased by approximately 10.9% during the nine months ended July 31, 2016, as compared to the nine months ended July 31, 2015, due to lower ethanol prices and a decrease in gallons of ethanol sold. The average price per gallon of ethanol sold for the nine months ended July 31, 2016 was approximately 10.2% lower than the average price we received for the nine months ended July 31, 2015. Management attributes the decrease in the average price we received for our ethanol for the nine months ended July 31, 2016, as compared to the nine months ended July 31, 2015, to increased supply, lower gasoline prices and lower corn prices.
    The number of gallons of ethanol sold during the nine months ended July 31, 2016 decreased by approximately 0.5% compared to the number of gallons of ethanol sold for the nine months ended July 31, 2015. Management anticipates that the amount of ethanol produced for the nine months ended July 31, 2016, will remain relatively consistent in the future.

We had losses related to ethanol based derivative instruments of approximately $27,000 for the nine months ended July 31, 2016. We had losses related to ethanol based derivative instruments of approximately $32,000 for the nine months ended July 31, 2015.

Distillers Grains

Revenue from distillers grains sales decreased by approximately 18.9% during the nine months ended July 31, 2016, as compared to the nine months ended July 31, 2015. This is primarily a result of the lower dried distillers grains prices we received during the nine months ended July 31, 2016, as compared to the nine months ended July 31, 2015. For the nine months ended July 31, 2016, the average price per ton of dried distillers grains sold was approximately 17.4% lower than the average price we received during the nine months ended July 31, 2015. Management attributes the decrease in the average price we received for dried distillers grains to lower corn prices and lower domestic and export demand. However, for the nine months ended July 31, 2016, the average price per ton of modified distillers grains sold was approximately 3.4% higher than during the nine months ended July 31, 2015, due to increased demand in our local area.

The tons of dried distillers grains sold during the nine months ended July 31, 2016, decreased by approximately 11.2% as compared to the tons of dried distillers grains we sold for the nine months ended July 31, 2015. However, the tons of modified distillers grains we sold during the nine months ended July 31, 2016, increased by approximately 48.3% as compared to the nine months ended July 31, 2015, due to an increase in the demand for our product in our local area. Our overall sales of distillers grains decreased by approximately 0.9% during the nine months ended July 31, 2016, as compared to the nine months ended July 31, 2015, primarily due to timing of distillers grains sales. Management anticipates that the overall amount of distillers grains produced for the nine months ended July 31, 2016, will remain relatively consistent in the future.

Corn Oil

Revenue from corn oil sales increased by approximately 5.6% during the nine months ended July 31, 2016, as compared to the nine months ended July 31, 2015. This is primarily a result of the increase in pounds of corn oil sold for the nine months ended July 31, 2016, as compared to the nine months ended July 31, 2015.

The pounds of corn oil sold during the nine months ended July 31, 2016, increased by approximately 14.3% as compared to the the nine months ended July 31, 2015, due to improvement in corn quality resulting in higher yields and greater efficiency from the corn oil equipment. Management anticipates that our corn oil production for the nine months ended July 31, 2016, will remain relatively consistent in the future.

For the nine months ended July 31, 2016, the average price per pound of corn oil we received was approximately 8.0% lower than during the nine months ended July 31, 2015, due to increased corn oil supply entering the market and lower biodiesel demand due to the expiration of the biodiesel blender's tax credit. However, biodiesel demand has increased during our third quarter due to the recent renewal of the biodiesel blenders' tax credit.

Cost of Goods Sold

Our two largest costs of production are corn (71.2% of cost of goods sold for the nine months ended July 31, 2016) and natural gas (5.9% of cost of goods sold for the nine months ended July 31, 2016). Our total cost of goods sold was approximately 6.0% less during the nine months ended July 31, 2016, as compared to the nine months ended July 31, 2015.

Corn

Our average price per bushel of corn for the nine months ended July 31, 2016 decreased by approximately 3.9% on average per bushel, compared to the same period in 2015, due to lower corn prices due to the large corn crop which was harvested in the fall of 2015, anticipated reduced demand due to the lower renewable volume obligations released by the EPA in November 2015 and forecasts for a record corn crop for the fall of 2016.

We used approximately 2.3% less bushels of corn in the nine months ended July 31, 2016, as compared to the nine months ended July 31, 2015 due to improved corn to ethanol yields.

For the nine months ended July 31, 2016, we had losses related to corn derivative instruments of approximately $360,000. For the nine months ended July 31, 2015, we had gains related to corn derivative instruments of approximately $337,000.

Natural Gas

Our average price per MMBTU of natural gas was 15.1% lower for the nine months ended July 31, 2016, as compared to the nine months ended July 31, 2015. Natural gas prices were lower on average due to lower demand resulting primarily from plentiful supply due to a relatively mild winter.

For the nine months ended July 31, 2016, we purchased approximately 2.9% less natural gas as compared to the nine months ended July 31, 2015. This decrease in natural gas usage is primarily due to a decrease in dried distillers grains produced.

For the nine months ended July 31, 2016, we had losses related to natural gas derivative instruments of approximately $88,000. For the nine months ended July 31, 2015, we had losses related to natural gas derivative instruments of approximately $26,000.

Operating Expense

We had operating expenses for the nine months ended July 31, 2016 of $2,026,915, as compared to operating expenses of $1,855,268 for the nine months ended July 31, 2015. Management attributes this increase in operating expenses primarily to an increase in information technology fees and dues and memberships for the nine months ended July 31, 2016, as compared to the nine months ended July 31, 2015. Management continues to pursue strategies to optimize efficiencies and maximize production. These efforts may result in a decrease in our operating expenses on a per gallon basis. However, because these expenses do not vary with the level of production at the plant, we expect our operating expenses to remain relatively steady.

Operating Profit (Loss)

We had loss from operations for the nine months ended July 31, 2016 of $1,205,391, which is approximately (1.62)% of our revenues, compared to a profit of $4,465,777, which was approximately 5.28% of our revenues, for the nine months ended July 31, 2015. This decrease in our operating income is primarily due to a decrease in the price we received for our ethanol relative to the price we paid for corn.

Other Income (Expense)

We had total other income for the nine months ended July 31, 2016 of $30,549, as compared to other expense of $249,805 for the nine months ended July 31, 2015. Our other income for the nine months ended July 31, 2016, consisted primarily of patronage income and income from investments offset in part by interest expense. This decrease in other expense is primarily due to a reduction in interest expense resulting from a decrease in our long-term debt.

Changes in Financial Condition for the Nine Months Ended July 31, 2016

The following table highlights the changes in our financial condition for the nine months ended July 31, 2016 from our previous fiscal year ended October 31, 2015:

	July 31, 2016 (unaudited)	October 31, 2015
Current Assets	$12,240,361	$17,887,759
Current Liabilities	7,040,179	6,920,569
Long-Term Debt	15,437,839	18,663,726

Current Assets

The decrease in current assets is primarily the result of decreases in cash and cash equivalents, derivative instruments and inventories, which were offset partially by increases in accounts receivable at July 31, 2016, as compared to October 31, 2015. We used cash to pay a distribution to our members in December 2015, to pay down long-term debt and for capital expenditures.

Current Liabilities

The increase in current liabilities is due primarily to increases in accounts payable, accrued expenses and customer deposits which were offset partially by a decreases in current maturities of long-term debt at July 31, 2016, as compared to October 31, 2015.

Long-Term Debt

Long-term debt decreased at July 31, 2016, as compared to October 31, 2015, primarily due to scheduled principal repayments on our loans.

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

The following table shows cash flows for the nine months ended July 31, 2016 and 2015:

	Nine Months Ended July 31
	2016	2015
	(unaudited)	(unaudited)
Net cash provided by operating activities	$5,664,493	$9,006,454
Net cash used in investing activities	(4,631,344)	(2,613,120)
Net cash used in financing activities	(6,089,300)	(9,034,406)

Cash Flow From Operations

We experienced a decrease in our cash provided by operating activities for the nine months ended July 31, 2016, as compared to the same period in 2015. This decrease was primarily due to a decrease in our net income for the nine months ended July 31, 2016, as compared to the same period in 2015. During the nine months ended July 31, 2016, our capital needs were being adequately met through cash from our operating activities and our cash on hand.

Cash Flow From Investing Activities

We used more cash in investing activities for the nine month period ended July 31, 2016, as compared to the same period in 2015. This change was primarily due to an increase in capital expenditures which was partially offset by increased cash distributions from an investment received during the nine months ended July 31, 2016.

Cash Flow From Financing Activities

We used less cash for financing activities during the nine months ended July 31, 2016, as compared to the same period in 2015. This decrease was the result of distributing less cash to our members which was partially offset by increased payments on long-term debt and a member unit repurchase during the nine months ended July 31, 2016, as compared to the same period in 2015.

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

Term Loan

The Term Loan is for $15,000,000 with a variable interest rate that is equal to 30-day LIBOR rate plus 325 basis points with no minimum interest rate. The applicable interest rate at July 31, 2016 was 3.70%. Monthly principal payments are due on the Term Loan of approximately $250,000 plus accrued interest. Payments are based upon a five year amortization and the Term Loan is fully amortized. The outstanding balance on this note was $13,750,000 at July 31, 2016. We may convert the Term Loan to a fixed rate loan, subject to certain conditions as described in the Second Amended and Restated Credit Agreement and with the consent of AgStar.

Term Revolving Loan

The Term Revolving Loan is for up to $15,000,000 with a variable interest rate that is the 30-day LIBOR rate plus 325 basis points with no minimum interest rate. The applicable interest rate at July 31, 2016 was 3.70%. The availability under the Term Revolving Loan increases to $20,000,000 after the Term Loan is paid down to $10,000,000 so long as at least one or more of the participating banks agrees to raise its commitment. The Term Revolving Loan may be advanced, repaid and re-borrowed during the term. Monthly interest payments are due on the Term Revolving Loan with payment of all amounts outstanding due on January 22, 2023. The outstanding balance on this note was $4,687,839 at July 31, 2016. We also have $1,500,000 in letters of credit outstanding at July 31, 2016 which reduce the amount available under the Term Revolving Loan. We pay interest at a rate of 1.50% on amounts outstanding for the letters of credit. We are also required to pay unused commitment fees for the Term Revolving Loan as defined in the Second Amended and Restated Credit Agreement.

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

Capital Lease

We entered into a series of related definitive agreements dated September 26, 2013 with Butamax which include an Easement for Construction and Process Demonstration Agreement, an Equipment Lease Agreement, a Technology License Agreement, a Technology Demonstration Risk Reduction Agreement and a Security Agreement (collectively, the "Agreements") pursuant to which Butamax constructed, installed and leases its corn oil separation system and licenses to the Company its proprietary, patent-protected corn oil separation technology.  Pursuant to the Agreements, we agreed to give Butamax access to our plant in order to construct, install, operate, test and commercially validate its corn oil separation system. Butamax retains ownership of the corn oil separation system and technology but leases it to the Company for a term of 120 months subject to Butamax's right to remove the system if we are in breach of the Agreements. The term of the lease may also be extended or terminated pursuant to the terms of the Agreements and we are responsible for repairs and maintenance of the system and bear the risk of loss. In return, we agree to payment of certain license fees which are subject to being reduced under the terms of the Agreements if the corn oil separation system does not meet certain performance goals.  The Agreements provide that the corn oil separation system shall be conveyed to the Company at the end of the term so long as we are not in breach of the Agreements. We have granted a security interest to Butamax in the corn oil separation system to secure our obligations under the Agreements.  Pursuant to the Agreements, we agreed, subject to certain obligations of confidentiality, to provide Butamax with Company information on a monthly basis including business and financial information and have granted Butamax the option to have a representative present in board and committee meetings as an observer.  We also agreed to give Butamax notice in the event of an issuance or sale of membership interests or convertible debt instruments.  If definitive agreements for biobutanol production are not executed, either the Company or Butamax may request that the corn oil separation system be removed and the license for the technology terminated.  We recorded this as a capital lease in April, 2014. The total outstanding commitment under the lease as of July 31, 2016 is $748,841, not including imputed interest payments.

Butamax Letter of Intent

In November 2011, we signed a non-binding letter of intent with Butamax for the purpose of exploring the possible implementation of biobutanol technology and commercial-scale production of biobutanol at our facility. We subsequently completed Phase 1 of the project in April 2014 with the installation of a corn oil separation system at our plant by Butamax as described above. However, Phase 2 of the project, the implementation of biobutanol technology, is dependent upon completion and execution of separate definitive agreements related to biobutanol production and negotiations related to Phase 2 of the project are currently on hold.  As a result, we may never enter into those definitive agreements with Butamax and, therefore, may never convert our ethanol facility to a biobutanol facility.

Capital Expenditures
During our 2015 fiscal year, we commenced a construction project to add 600,000 bushels of additional grain storage. The project was completed during the third quarter of our 2016 fiscal year at a cost of approximately $1,900,000. In addition, we installed a precondenser which has had a positive affect on ethanol yields. The precondenser became operational during the second quarter of our 2016 fiscal year at a cost of approximately $1,100,000.
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

As of July 31, 2016, the fair values of our corn, natural gas and ethanol derivative instruments are a net liability of approximately $151,000. As the prices of the hedged commodity moves in reaction to market trends and information, our statement of operations will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to protect the Company over the term of the contracts for the hedged amounts.

In the ordinary course of business, we enter into forward contracts for our commodity purchases and sales. At July 31, 2016, we have approximately 3,800 tons of forward dried distillers grains sales contracts for delivery periods through August 2016 and 645,000 pounds of forward corn oil sales contracts at various fixed prices for various delivery periods through August 2016. At July 31, 2016, we also have approximately, 2,000,000 bushels of forward corn purchase contracts for various delivery periods through September 2016 and 1,422,000 MMBTUs of natural gas purchase contracts for delivery periods through March 2018. In addition, at July 31, 2016, we have approximately 600,000 gallons of forward fixed price denaturant purchase contracts for various delivery periods through December 2016.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from our Term Loan and our Term Revolving Loan, each bearing a variable interest rate.  As of July 31, 2016, we had $13,750,000 outstanding on the Term Loan and $4,687,839 outstanding on the Term Revolving Loan. Interest will accrue at the greater of the 30-day

LIBOR rate plus 325 basis points. The applicable interest rate on these loans at July 31, 2016 was 3.70%. If we were to experience a 10% adverse change in LIBOR, the annual effect such change would have on our income statement, based on the amount we had outstanding on our Term Loan and Term Revolving Loan at July 31, 2016, would be approximately $8,300.

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

In the ordinary course of business, we enter into forward contracts for our commodity purchases and sales. At July 31, 2016, we have approximately 3,800 tons of forward dried distillers grains sales contracts for delivery periods through August 2016 and 645,000 pounds of forward corn oil sales contracts at various fixed prices for various delivery periods through August 2016. At July 31, 2016, we also have approximately, 2,000,000 bushels of forward corn purchase contracts for various delivery periods through September 2016 and 1,422,000 MMBTUs of natural gas purchase contracts for delivery periods through March 2018. In addition, at July 31, 2016, we have approximately 600,000 gallons of forward fixed price denaturant purchase contracts for various delivery periods through December 2016.

At July 31, 2016, we have open positions for 200,000 bushels of corn. These derivatives have not been designated as an effective hedge for accounting purposes. Corn derivatives are forecasted to settle within the next twelve months. We recorded losses due to changes in the fair value of our outstanding corn derivative positions for the nine months ended July 31, 2016 of approximately $361,000. For the nine months ended July 31, 2015, we recorded gains due to changes in the fair value of our outstanding corn derivative positions of approximately $337,000. For the nine months ended July 31, 2016, we recorded losses due to changes in the fair value of our outstanding ethanol derivative positions of approximately $27,000. For the nine months ended July 31, 2015, we recorded losses due to changes in the fair value of our outstanding ethanol derivative positions of approximately $32,000. For the nine months ended July 31, 2016, we recorded losses due to the change in fair value of our outstanding natural gas derivative positions of approximately $88,000. For the nine months ended July 31, 2015, we recorded losses due to the change in fair value of our outstanding natural gas derivative positions of approximately $27,000.

As commodity prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to produce long-term positive growth for us.

A sensitivity analysis has been prepared to estimate our exposure to ethanol, distillers grains, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas prices and average ethanol and distillers grains prices as of July 31, 2016 net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from July 31, 2016. The results of this analysis, which may differ from actual results, are approximately as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price as of July 31, 2016	Approximate Adverse Change to Income
Natural Gas	1,480,256	MMBTU	10%	$589,142
Ethanol	59,500,000	Gallons	10%	$7,854,000
Corn	20,517,241	Bushels	10%	$7,016,896
DDGs	138,500	Tons	10%	$1,615,603

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

Our management, including our Chief Executive Officer (the principal executive officer), Brian Kletscher, along with our Chief Financial Officer (the principal financial officer), Lucas Schneider, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of July 31, 2016.  Based on this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended July 31, 2016, which were identified in connection with management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

During the third quarter of our fiscal year ended October 31, 2016, we made the following repurchases of our membership units:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Units Purchased	Average Price Paid per Unit $	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs
May 1, 2016 - May 31, 2016	—	—	—	—
June 1, 2016 - June 30, 2016	44	7,000	—	—
July 1, 2016 - July 31, 2016	—	—	—	—
Total	44	7,000	—	—

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
101
The following financial information from Highwater Ethanol, LLC's Quarterly Report on Form 10-Q for the quarter ended July 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed0 Balance Sheets as of July 31, 2016 and October 31, 2015, (ii) Condensed Statements of Operations for the nine months ended July 31, 2016 and 2015, (iii) Condensed Statements of Comprehensive Income (Loss) for the nine months ended July 31, 2016 and 2015, (iv) Statements of Cash Flows for the nine months ended July 31, 2016 and 2015, and (v) the Notes to Condensed Financial Statements.**

* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HIGHWATER ETHANOL, LLC

Date:	September 9, 2016	/s/ Brian Kletscher
Brian Kletscher
Chief Executive Officer
(Principal Executive Officer)

Date:	September 9, 2016	/s/ Lucas Schneider
Lucas Schneider
Chief Financial Officer
(Principal Financial and Accounting Officer)