Form 10-K
period 2016-10-31
HIGHWATER ETHANOL LLC
filed 2017-01-25
CIK 1371451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended October 31, 2016

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
☐ Yes     ☒ No

As of April 30, 2016, the aggregate market value of the membership units held by non-affiliates (computed by reference to the most recent offering price of such membership units of $10,000) was $41,055,000. The Company is a limited liability company whose outstanding common equity is subject to significant restrictions on transfer under its Member Control Agreement. No public market for common equity of Highwater Ethanol, LLC is established and it is unlikely in the foreseeable future that a public market for its common equity will develop.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  As of January 25, 2017, there were 4,892 membership units outstanding.

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

PART I

ITEM 1. BUSINESS

Business Development

Highwater Ethanol, LLC (“we,” “our,” “Highwater Ethanol” or the “Company”) was formed as a Minnesota limited liability company on May 2, 2006 for the purpose of constructing, owning, and operating a 50 million gallon per year ethanol plant near Lamberton, Minnesota. Since August 2009, we have been engaged in the production of ethanol and distillers grains at the plant. We have been operating at an annual rate of approximately 59 million gallons for the fiscal year ended October 31, 2016 and anticipate we will continue to operate in this range in the future.
During our fiscal year ended October 31, 2015, we commenced a project to install a water pipeline to add a third water source for our plant. In connection with the installation of the pipeline, we contracted with DGR Engineering to provide engineering and oversight for the construction of this water pipeline and executed construction agreements with three contractors, including Rice Lake Construction Group, to construct the project. The project was completed during the first quarter of our 2016 fiscal year. The final project cost was approximately $5,300,000. We also commenced a construction project to add 600,000 bushels of additional grain storage during our fiscal year ended October 31, 2015. This project was completed during the third quarter of our 2016 fiscal year at a cost of approximately $1,900,000. In addition, we installed a precondenser which has had a positive affect on ethanol yields. The precondenser became operational during the second quarter of our 2016 fiscal year at a cost of approximately $1,100,000. These projects were funded with our existing credit facilities and cash generated from operations.

On November 18, 2015, the board of governors declared a cash distribution of $400 per membership unit for the holders of units of record at the close of business on that date for a total distribution of $1,974,400. We paid the distribution on December 17, 2015. Subsequent to the fiscal year end, on December 7, 2016, the board of governors declared a cash distribution of $345 per membership unit for the holders of units of record at the close of business on that date for a total distribution of $1,687,740. We paid the distribution on December 15, 2016.

On January 22, 2016, we entered into a Second Amended and Restated Credit Agreement with AgStar Financial Services, PCA ("AgStar") which amended our Amended and Restated Credit Agreement dated September 22, 2014. The Second Amended and Restated Credit Agreement provides for a Term Loan and a Term Revolving Loan and is secured by substantially all business assets. In connection therewith, effective the same date, we executed Second Amended and Restated Term Notes, Second Amended and Restated Term Revolving Notes, an Amended and Restated Security Agreement and a Second Amended and Restated Mortgage, Security Agreement, Assignment of Leases and Fixture Financing Statement. Please refer to “ITEM 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources” for a detailed description of our debt financing.

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

Product	Fiscal Year 2016	Fiscal Year 2015	Fiscal Year 2014
Ethanol	79%	78%	80%
Distillers Grains	18%	19%	19%
Corn Oil	3%	3%	1%

Ethanol

Our primary product is ethanol. Ethanol is ethyl alcohol, a fuel component made primarily from corn and various other grains. The ethanol we produce is manufactured from corn. Although the ethanol industry continues to explore production technologies employing various feedstocks, such as biomass, corn-based production technologies remain the most practical and provide the lowest operating risks. Corn produces large quantities of carbohydrates, which convert into glucose more easily than most other kinds of biomass. The Renewable Fuels Association estimates current capacity for domestic ethanol production at approximately 15.8 billion gallons as of December 1, 2016 with approximately 3% of that capacity idled.

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

Corn Oil

Since April 2014, we have been separating some of the corn oil contained in our distillers grains for sale. The corn oil that we produce is not food grade corn oil and therefore cannot be used for human consumption. However, corn oil can be used as the feedstock to produce biodiesel, as a feed ingredient and has other industrial uses.

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

Over the past fiscal year, exports of ethanol have increased with Canada, China and Brazil receiving the largest percentage of ethanol produced in the United States. India, the Philippines and South Korea have also been top destinations. Ethanol exports could continue to increase in the future if market conditions are favorable. However, export demand is unpredictable.

The United States ethanol industry exported a significant amount of distillers grains to China and Mexico over the past fiscal year with South Korea and Vietnam receiving notable amounts. However, exports of distillers grains weakened during this past fiscal year. Earlier this year, China began an antidumping and countervailing duty investigation related to distillers grains imported from the United States which contributed to a decline in distillers grains shipped to China. Recently, China issued a preliminary ruling on the anti-dumping investigation imposing an immediate duty on distillers grains that are produced in the United States. In addition, China implemented an anti-subsidy duty which was implemented as of September 30, 2016. The imposition of these duties are expected to result in a further decline in demand from this top importer requiring United States producers to seek out alternatives markets.

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

Distillers Grains

We have a distillers grains marketing agreement with CHS, Inc. ("CHS") to market all the dried distillers grains we produce at the plant. Under the agreement, CHS charges a maximum of $2.00 per ton and a minimum of $1.50 per ton price using 2% of the FOB plant price actually received by CHS for all dried distillers grains removed by CHS from our plant. The agreement will remain in effect unless otherwise terminated by either party with 120 days notice. Under the agreement, CHS is responsible for all transportation arrangements for the distribution of our dried distillers grains. We market and sell our own distillers modified wet grains with solubles.

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

Until July of 2016, we procured corn from Meadowland Farmers Co-op (“Meadowland”) pursuant to a procurement agreement where Meadowland had the exclusive right and responsibility to provide us with our daily requirements of corn meeting quality specifications set forth in the grain procurement agreement. Under the agreement, we purchased corn at the local market price delivered to the plant plus a fixed fee per bushel of corn purchased. This agreement expired according to its terms in July 2016.

Since July 2016, we have procured corn from CHS pursuant to a grain origination agreement (the "CHS Agreement"). In that agreement, we agreed to buy from CHS all of our daily requirements for feedstock grain meeting certain specifications.

The CHS Agreement runs for an initial five-year term which commenced on July 27, 2016. The CHS Agreement shall automatically renew for successive one-year terms unless otherwise terminated in accordance with its terms. The CHS Agreement may also be terminated in the event of a breach by either party after a thirty-day notice of the breach and opportunity to cure. Under the CHS Agreement, we will notify CHS of our grain requirements, including volume and delivery dates, on or before the first and fifteenth day of each month. We will then provide to CHS a daily bid sheet for grain to be sold to the Company and CHS shall purchase the grain by separate purchase contracts at the basis prices, quantities and guidelines identified in the bid sheet using commercially reasonable efforts to obtain the lowest price available. All sales of grain by CHS will be done by separate sales contracts requiring delivery of grain to the Company at the facility. We will pay CHS the CBOT futures price less the weighted average of the basis prices plus a fixed fee per bushel of grain purchased.

The price at which we purchase corn depends on prevailing market prices. Increases in the price of corn significantly increase our cost of goods sold. If these increases in cost of goods sold are not offset by corresponding increases in the prices we receive from the sale of our products, these increases in cost of goods sold can have a significant negative impact on our financial performance. Corn prices were lower during our 2016 fiscal year compared to the same period in 2015 due primarily to a large 2015 corn crop which increased domestic corn supply and resulted in a larger carryover and anticipated reduced demand for corn due to the lower renewable volume obligations released by the EPA in November 2015.

On November 9, 2016, the United States Department of Agriculture ("USDA") released a report estimating the 2016 corn crop at 15.2 billion bushels, up 12% from last year's production, with yields averaging 175.3 bushels per acre. The USDA forecasted area harvested for grain at 86.8 million acres, up 8% from 2015. As a result, management expects that corn prices will remain lower through the winter of 2016. However, weather, world supply and demand, current and anticipated stocks, agricultural policy and other factors can contribute to volatility in corn prices. If corn prices rise, it will have a negative effect on our operating margins unless the price of ethanol and distillers grains out paces rising corn prices.

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

We do not anticipate any problems securing the natural gas we need to operate our ethanol plant during our 2017 fiscal year.

Electricity

On June 28, 2007, we entered into an agreement for electric service with Redwood Electric Cooperative, Inc., (“Redwood”) for the purchase and delivery of electric power and energy necessary to operate our ethanol plant. In exchange for its services, we pay Redwood a monthly facilities charge of approximately $12,000 plus Redwood's standard electrical rates. In addition, we agreed that in the event our ethanol plant does not continue to be operational for the entire term of the contract, we will reimburse Redwood for its expenses related to the installation of the facilities necessary to supply our electrical needs. Upon execution of the agreement, we became a member of Redwood and are bound by its articles of incorporation and bylaws. This agreement will remain in effect for 10 years following the initial billing period. In the event we wish to continue receiving electrical service from Redwood beyond the 10 year period, we will need to enter into a new agreement with Redwood at least one year prior to the expiration of the initial 10 year period. If the agreement is terminated by either party for any reason prior to the expiration of the initial ten year period, we will be required to pay for the entire amount of the facility charge for the remainder of the initial ten year period. We do not anticipate any problems securing the electricity we need to operate our ethanol plant during our 2017 fiscal year.

Water

We require a significant supply of water. We currently obtain water from a high capacity well. However, during our 2015 fiscal year, we commenced a project to install a water pipeline to add an additional water source for our plant. This project was completed during the first quarter of our 2016 fiscal year. We acquired all of the necessary permits required for our water usage. Much of the water used in an ethanol plant is recycled back into the process. There are, however, certain areas of production where fresh water is needed. Those areas include the boiler makeup water and cooling tower water. Boiler makeup water is treated on-site to minimize all elements that will harm the boiler and recycled water cannot be used for this process. Cooling tower water is deemed non-contact water because it does not come in contact with the mash, and, therefore, can be regenerated back into the cooling tower process. The makeup water requirements for the cooling tower are primarily a result of evaporation. Much of our water can be recycled back into the process, which minimizes the discharge water. We expect this will have the long-term effect of lowering wastewater treatment costs. We have assessed our water needs and determined we have an adequate supply.

Research and Development

We continually conduct research and development activities associated with the development of new technologies for use in producing ethanol and distillers grains and the potential for implementation of biobutanol technology and commercial-scale production of biobutanol at our facility. We incurred costs associated with these activities for the fiscal year ended October 31, 2016.

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

Seasonality Sales

We experience some seasonality of demand for our ethanol, distillers grains and corn oil. Since ethanol is predominantly blended with gasoline for use in automobiles, ethanol demand tends to shift in relation to gasoline demand. As a result, we experience some seasonality of demand for ethanol in the summer months related to increased driving and, as a result, increased gasoline demand. In addition, we experience some increased ethanol demand during holiday seasons related to increased gasoline demand. We also experience decreased distillers grains demand during the summer months due to natural depletion in the size of herds at cattle feed lots and when the animals are turned out to pasture or are slaughtered. Further, we expect some seasonality of demand for our corn oil since a major corn oil user is biodiesel plants which typically reduce production during the winter months.

Working Capital

We primarily use our working capital for purchases of raw materials necessary to operate the ethanol plant. Our primary sources of working capital are cash generated by our operations and our Term Revolving Loan with AgStar. At October 31, 2016, we had approximately $9,500,000 available to draw on our Term Revolving Loan.

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

The United States Environmental Protection Agency ("EPA") has the authority to waive the RFS statutory volume requirement, in whole or in part, provided one of the following two conditions have been met: (1) there is inadequate domestic renewable fuel supply; or (2) implementation of the requirement would severely harm the economy or environment of a state, region or the United States. Annually, the EPA is supposed to pass a rule that establishes the number of gallons of different types of renewable fuels that must be used in the United States which is called the renewable volume obligations. However, the EPA decided to delay finalizing the rule on the 2014 and 2015 RFS standards until after the end of 2014. On November 30, 2015, the EPA released the final renewable volume obligations for 2014, 2015 and 2016. There have been legal challenges to these final rules. On November 23, 2016, the EPA released the final renewable volume obligations for 2017. The statutory volumes and the EPA's volumes for 2014, 2015, 2016 and 2017 (in billion gallons) are as follows:

		Total Renewable Fuel Volume Requirement	Portion of Volume Requirement That Can Be Met By Corn-based Ethanol
2014	Statutory	18.15	14.40
	EPA Rule 11/30/2015	16.28	13.61
2015	Statutory	20.50	15.00
	EPA Rule 11/30/2015	16.93	14.05
2016	Statutory	22.25	15.00
	EPA Rule 11/30/2015	18.11	14.50
2017	Statutory	24.00	15.00
	EPA Rule 11/23/2016	19.28	15.00

If the volume requirements under the RFS were to be reduced in the future, it could have an adverse effect on the market price and demand for ethanol which could negatively impact our financial performance.

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

Most ethanol that is used in the United States is sold in a blend called E10. E10 is a blend of 10% ethanol and 90% gasoline. E10 is approved for use in all standard vehicles. Estimates indicate that the 2017 gasoline demand in the United States will be approximately 140 billion gallons. Assuming that all gasoline in the United States is blended at a rate of 10% ethanol and 90% gasoline, the maximum demand for ethanol is 14.0 billion gallons per year. This is commonly referred to as the “blending wall,” which represents a theoretical limit where more ethanol cannot be blended into the national gasoline pool. This is a theoretical limit because it is believed that it would not be possible to blend ethanol into every gallon of gasoline that is being used in the United States and it discounts the possibility of additional ethanol used in higher percentage blends such as E85 used in flex fuel vehicles. These higher percentage blends may lead to additional ethanol demand if they become more widely available and accepted by the market.

In June 2012, the EPA gave final approval for the sale of E15, gasoline which is blended at a rate of 15% ethanol and 85% gasoline, for use in vehicles manufactured in the model year 2001 and later. Although this was a significant step towards introduction of E15 in the marketplace, there are still obstacles to meaningful market penetration by E15. Many states still have regulatory issues that hamper or prevent the sale of E15. In addition, sales of E15 may be limited because E15 is not approved for use in all vehicles, the EPA requires a label that may discourage consumers from using E15, and retailers may choose not to sell E15 due to concerns regarding liability. In addition, different gasoline blendstocks may be required at certain times of the year in order to use E15 due to federal regulations related to fuel evaporative emissions which may prevent E15 from being used during certain times of the year in various states. As a result, E15 has not had an immediate impact on ethanol demand in the United States.

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

Competition

Ethanol

We are in direct competition with numerous ethanol producers, many of whom have greater resources than we do. Following the significant growth during 2005 and 2006, the ethanol industry has grown at a much slower pace. As of December 1, 2016, the Renewable Fuels Association estimates that there are 213 ethanol production facilities in the U.S. with capacity to produce approximately 15.8 billion gallons of ethanol and four additional plant under expansion or construction with capacity to produce an additional 237 million gallons. However, the Renewable Fuels Association estimates that approximately 3% of the ethanol production capacity in the United States is currently idled.

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

U.S. FUEL ETHANOL PRODUCTION CAPACITY
BY TOP PRODUCERS
Producers of Approximately 750
million gallons per year (mmgy) or more

Company	Current Capacity (mmgy)
Archer Daniels Midland	1,716.0
POET Biorefining	1,629.0
Green Plains Renewable Energy	1,461.0
Valero Renewable Fuels	1,400.0
Flint Hill Resources	820.0
Updated: December 1, 2016

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

We also anticipate increased competition from renewable fuels that do not use corn as the feedstock. Many of the current ethanol production incentives are designed to encourage the production of renewable fuels using raw materials other than corn. One type of ethanol production feedstock is cellulose. Cellulose is the main component of plant cell walls and is the most common organic compound on earth. Cellulose is found in wood chips, corn stalks, rice, straw, amongst other common plants. Cellulosic ethanol is ethanol produced from cellulose. Several companies and researchers have commenced pilot projects to study the feasibility of commercially producing cellulosic ethanol and are producing cellulosic ethanol on a small scale and at least three companies in the United States have begun producing on a commercial scale. Additional commercial scale cellulosic ethanol plants could be completed in the near future. If this technology can be profitably employed on a commercial scale, it could potentially lead to ethanol that is less expensive to produce than corn based ethanol. Cellulosic ethanol may also capture more government subsidies and assistance than corn based ethanol. This could decrease demand for our product or result in competitive disadvantages for our ethanol production process.

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

Distillers Grains

Our ethanol plant competes with other ethanol producers in the production and sales of distillers grains. The primary consumers of distillers grains are dairy and beef cattle. In recent years, an increasing amount of distillers grains have been used in the swine and poultry markets. Numerous feeding trials show advantages in milk production, growth, rumen health, and palatability over other dairy cattle feeds. With the advancement of research into the feeding rations of swine and poultry, we expect these markets to expand and create additional demand for distillers grains; however, no assurance can be given that these markets will in fact expand, or if they do, that we will benefit from it. The market for distillers grains is generally confined to locations where freight costs allow it to be competitively priced against other feed ingredients. Distillers grains compete with three other feed formulations: corn gluten feed, dry brewers grain and mill feeds. The primary value of these products as animal feed is their protein content. Dry brewers grain and distillers grains have about the same protein content, and corn gluten feed and mill feeds have slightly lower protein contents.

Corn Oil Competition

We compete with many ethanol producers for the sale of corn oil. Many ethanol producers have installed the equipment necessary to separate corn oil from the distillers grains they produce which has increased competition for corn oil sales and has resulted in lower market corn oil prices.

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

During the fiscal year ended October 31, 2016, we incurred costs and expenses of approximately $322,295 complying with environmental laws.

Butamax Advanced Biofuels Letter of Intent

In November 2011, we signed a non-binding letter of intent with Butamax Advanced Biofuels, L.L.C. ("Butamax") for the purpose of exploring the possible implementation of biobutanol technology and commercial-scale production of biobutanol at our facility. We completed Phase 1 of the project in April 2014 with the installation of a corn oil separation system at our plant. Please refer to “ITEM 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.” However, Phase 2 of the project, the implementation of biobutanol technology, is dependent upon completion and execution of separate definitive agreements related to biobutanol production and negotiations related to Phase 2 of the project are currently on hold.  We may never enter into those definitive agreements with Butamax and, therefore, may never convert our ethanol facility to a biobutanol facility.

Employees

As of October 31, 2016, we had 41 full-time employees. We do not expect the number of employees to materially change in the next twelve months.

Financial Information about Geographic Areas

All of our operations are domiciled in the United States. All of the products sold to our customers for fiscal years 2016, 2015 and 2014 were produced in the United States and all of our long-lived assets are domiciled in the United States. We have engaged third-party professional marketers that decide where the majority of our products are marketed and we have limited control over the marketing decisions made by our third-party professional marketers. These third-party marketers may decide to sell our products in countries other than the United States. However, we anticipate that our products will primarily be marketed and sold in the United States.

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

Declines in the price of ethanol or distillers grains would reduce our revenues. The sale prices of ethanol and distillers grains can be volatile as a result of a number of factors such as overall supply and demand, the price of gasoline and corn, levels of government support, and the availability and price of competing products. Any lowering of ethanol or distillers grains prices, especially if it is associated with increases in corn and natural gas prices, may affect our ability to operate profitably. We anticipate the price of ethanol and distillers grains to continue to be volatile in our 2017 fiscal year. Declines in the prices we receive for our ethanol and distillers grains will lead to decreased revenues and may result in our inability to operate the ethanol plant profitably for an extended period of time which could decrease the value of our units.

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

Although we have signed a letter of intent with Butamax Advanced Biofuels, LLC for the purpose of exploring the implementation of biobutanol technology at our facility, we may never execute definitive agreements for the implementation of biobutanol technology and, in the event we do, there are no assurances that the technology will be effective or that there will be a market for biobutanol. We entered into a letter of intent with Butamax for the purpose of discussing the conversion of our ethanol facility to a biobutanol facility. We subsequently completed Phase 1 of the project in April 2014 when Butamax installed and began leasing to us a corn oil separation system at our plant and licensing to us the related technology. However, Phase 2 of the project is dependent upon completion and execution of separate definitive agreements for biobutanol production and those negotiations are currently on hold.  We may never enter into those definitive agreements with Butamax and, therefore, may never convert our ethanol facility to a biobutanol facility. In the event we do convert our facility to a biobutanol facility, there are no assurances that the biobutanol technology as developed by Butamax will be effective. Even if the technology were to be effective, there is no assurance that we would be able to profitably market the biobutanol. If the definitive agreements for biobutanol production are not executed, either the Company or Butamax may request that the corn oil separation system be removed and the license for the technology terminated.

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

A reduction in distillers grains exports to China could have a negative effect on the price of distillers grains in the U.S. and negatively affect our profitability. China is the world's largest buyer of distillers grains produced in the United States. On January 12, 2016, the Chinese government began an anti-dumping and countervailing duty investigation related to distillers grains imported from the United States which contributed to a decline in distillers grains shipped to China. Recently, China issued a preliminary ruling on the anti-dumping investigation imposing an immediate duty on distiller grains that are produced in the United States. In addition, China implemented an anti-subsidy duty which was implemented as of September 30, 2016. The imposition of these duties are expected to significantly decrease demand and prices for distillers grains produced in the United States. This potential reduction in demand along with lower domestic corn prices could negatively impact our ability to profitably operate the ethanol plant.

A reduction in exports to Europe due to the imposition by the European Union of a tariff on U.S. ethanol could have a negative effect on ethanol prices. The European Union imposed a tariff on ethanol which is produced in the United States and exported to Europe which has negatively impacted exports of ethanol to Europe. The decrease could negatively impact the market price of ethanol in the United States and our ability to profitably operate the ethanol plant.

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

The ethanol industry is an industry that is changing rapidly which can result in unexpected developments that could negatively impact our operations and the value of our units. The ethanol industry has grown significantly in the last seventeen years. According to the Renewable Fuels Association, the ethanol industry has grown from approximately 1.5 billion gallons of production per year in 1999 to approximately 15.8 billion gallons of current domestic ethanol production capacity. This rapid growth has resulted in significant shifts in supply and demand of ethanol over a very short period of time. As a result, past performance by the ethanol plant or the ethanol industry generally might not be indicative of future performance. We may experience a rapid shift in the economic conditions in the ethanol industry which may make it difficult to operate the ethanol plant profitably. If changes occur in the ethanol industry that make it difficult for us to operate the ethanol plant profitably, it could result in the reduction in the value of our units.

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

Risks Related to Regulation and Governmental Action

Government incentives for ethanol production may be eliminated in the future, which could hinder our ability to operate at a profit. The ethanol industry is assisted by various federal ethanol incentives, including the RFS set forth in the Energy Policy Act of 2005. The RFS helps support a market for ethanol that might disappear without this incentive. The United States Environmental Protection Agency ("EPA") has the authority to waive the RFS statutory volume requirement, in whole or in part, provided certain conditions have been met. Annually, the EPA is supposed to pass a rule that establishes the number of gallons of different types of renewable fuels that must be used in the United States which is called the renewable volume obligations. However, the EPA decided to delay finalizing the rule on the 2014 and 2015 RFS standards until after the end of 2014. On November 30, 2015, the EPA released the final renewable volume obligations for 2014, 2015 and 2016 which lowered the renewable volume obligations below the statutory volume requirements. On November 23, 2016, the EPA released the final renewable volume obligations for 2017 which returned the renewable volume obligation for corn-based ethanol to the statutory volume requirement. However, any future reduction of the volume requirements under the RFS by the EPA could decrease the market price and demand for ethanol which will negatively impact our financial performance.

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

ITEM 2. PROPERTIES

Our plant site is made up of two adjacent parcels which together total approximately 125 acres in southwest Minnesota near Lamberton. The plant's address is 24500 U.S. Highway 14, Lamberton, Minnesota 56152. We produce all of our ethanol, distillers grains and corn oil at this site. Our plant is in excellent condition and is capable of functioning at over 100% of its 50 million gallons per year nameplate production capacity.

All of our tangible and intangible property, real and personal, serves as the collateral for our credit with AgStar. In addition we have granted a security interest in the corn oil separation system to Butamax to secure our obligations under the capital lease agreement. Our credit facility and our capital lease agreement with Butamax are discussed in more detail under “ITEM 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED MEMBER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of January 25, 2017, we have 4,892 membership units outstanding and 1,462 unit holders of record. There is no public trading market for our membership units.

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

The following table contains historical information by fiscal quarter for the fiscal years ended October 31, 2016 and 2015 regarding the actual unit transactions that were completed by our unit-holders during the periods specified. We believe this most accurately represents the current trading value of the Company's units. The information was compiled by reviewing the completed unit transfers that occurred on our Unit Trading Bulletin Board during the quarters indicated.

Quarter	Low Price	High Price	Average Price	# of Units Traded
2016 4th	$7,800	$7,800	$7,800	3
2016 3rd	$7,800	$7,900	$7,843	7
2016 2nd	$7,999	$8,000	$8,000	2
2016 1st	$8,200	$8,250	$8,087	19
2015 4th	$8,250	$8,500	$8,400	10
2015 3rd	$10,500	$11,500	$10,800	10
2015 2nd	$10,500	$10,500	$10,500	11
2015 1st	$10,400	$12,500	$11,323	11

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

Sellers Quarter	Low Price	High Price	Average Price	# of Units Listed
2016 4th	$7,800	$7,800	$7,800	8
2016 3rd	$7,800	$7,900	$7,843	7
2016 2nd	$7,999	$8,000	$8,000	46
2016 1st	$8,000	$11,000	$9,200	26
2015 4th	$8,200	$8,900	$8,525	80
2015 3rd	$8,500	$12,500	$10,511	21
2015 2nd	$10,500	$11,500	$10,714	20
2015 1st	$10,500	$12,500	$11,733	4

Distributions

During our fiscal year ended October 31, 2016, we made one cash distribution of $400 per membership unit for a total distribution of $1,974,400. During our fiscal year ended October 31, 2015, we made one cash distribution of $1,125 per membership unit for a total distribution of $5,572,125. Subsequent to our 2016 fiscal year end, we made a cash distribution of $345 per membership unit for a total distribution of $1,687,740.

Our expectations with respect to our ability to make future distributions are discussed in greater detail in “ITEM 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.” In addition, distributions are restricted by certain loan covenants in our construction term loan and revolving credit financing agreements. These loan covenants and restrictions are described in greater detail under “ITEM 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

Performance Graph

The following graph shows a comparison of cumulative total member return since October 31, 2011, calculated on a dividend reinvested basis, for the Company, the NASDAQ Composite Index (the "NASDAQ") and an index of other companies that have the same SIC codes as the Company (the "Industry Index"). The graph assumes $100 was invested in each of our units, the NASDAQ, and the Industry Index on October 31, 2011. Note that historic stock price performance is not necessarily indicative of future unit price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Highwater Ethanol, the NASDAQ Composite Index,
and the NASDAQ Clean Edge Green Energy Index

$250
$200
$150
$100
$50
$0
10/11
10/12
10/13
10/14
10/15
10/16
Highwater Ethanol
NASDAQ Composite
NASDAQ Clean Edge Green Energy

*$100 invested on 10/31/11 in stock or index, including reinvestment of dividends.
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

ITEM 6. SELECTED FINANCIAL DATA

The following table presents selected financial and operating data as of the dates and for the periods indicated. The selected balance sheet financial data as of October 31, 2014, 2013 and 2012 and the selected statements of operations data and other financial data for the years ended October 31, 2013 and 2012 have been derived from our audited financial statements that are not included in this Form 10-K. The selected balance sheet financial data as of October 31, 2016 and 2015 and the selected statements of operations data and other financial data for each of the years in the three year period ended October 31, 2016 have been derived from the audited financial statements included elsewhere in this Form 10-K. You should read the following table in conjunction with "ITEM 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and the accompanying notes included elsewhere in this Form 10-K. Among other things, those financial statements include more detailed information regarding the basis of presentation for the following financial data.

Statement of Operations Data:	2016	2015	2014	2013	2012
Revenues	$98,945,344	$110,237,009	$139,597,173	$168,682,409	$156,648,625

Cost of Goods Sold	95,560,017	102,331,749	111,405,819	159,305,976	155,785,481

Gross Profit	3,385,327	7,905,260	28,191,354	9,376,433	863,144

Operating Expenses	2,686,084	2,411,439	2,210,637	1,819,444	1,804,031

Operating Income (Loss)	699,243	5,493,821	25,980,717	7,556,989	(940,887)

Other Income (Expense)	(176,575)	(440,283)	(4,046,541)	(2,732,930)	(3,184,001)

Net Income (Loss)	$522,668	$5,053,538	$21,934,176	$4,824,059	$(4,124,888)

Weighted Average Units Outstanding	4,920	4,953	4,953	4,953	4,953

Basic and Diluted Net Income (Loss) Per Unit	$106.23	$1,020.30	$4,428.46	$973.96	$(832.81)

Cash Distributions Per Unit	$400.00	$1,125.00	$—	$—	$100.95

Balance Sheet Data:	2016	2015	2014	2013	2012
Current Assets	$13,826,657	$17,887,759	$24,502,735	$15,438,420	$11,185,608

Net Property and Equipment	75,142,338	77,458,142	77,484,018	80,312,341	86,459,635

Other Assets	3,015,648	2,850,523	2,826,256	4,048,812	4,052,190

Total Assets	$91,984,643	$98,196,424	$104,813,009	$99,799,573	$101,697,433

Current Liabilities	$7,194,407	$6,920,569	$7,231,283	$7,244,981	$6,662,377

Long-Term Debt	13,937,839	18,663,726	24,315,010	41,231,727	47,857,262

Other Liabilities	—	—	—	—	645,589

Members' Equity	70,852,397	72,612,129	73,266,716	51,322,865	46,532,205

Total Liabilities & Members' Equity	$91,984,643	$98,196,424	$104,813,009	$99,799,573	$101,697,433

See "ITEM 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" for further discussion of our financial results.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Fiscal Years Ended October 31, 2016 and 2015

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, gross profit, operating expenses, operating profit and other items to total revenues in our statements of operations for the fiscal years ended October 31, 2016 and 2015:

	2016		2015
Statements of Operations Data	Amount	%	Amount	%
Revenues	$98,945,344	100.00%	$110,237,009	100.00%
Cost of Goods Sold	95,560,017	96.58%	102,331,749	92.83%
Gross Profit	3,385,327	3.42%	7,905,260	7.17%
Operating Expenses	2,686,084	2.71%	2,411,439	2.19%
Operating Profit	699,243	0.71%	5,493,821	4.98%
Other Income (Expense), Net	(176,575)	(0.18)%	(440,283)	(0.40)%
Net Income	$522,668	0.53%	$5,053,538	4.58%

The following table shows the sources of our revenues for the fiscal years ended October 31, 2016 and 2015.

	2016		2015
Revenue Sources	Amount	Percentage of Total Revenues	Amount	Percentage of Total Revenues
Ethanol Sales	$78,549,844	79.39%	$85,983,107	78.00%
Modified Wet Distillers Grains Sales	2,867,888	2.90%	1,943,269	1.76%
Dried Distillers Grains Sales	14,426,526	14.58%	19,422,811	17.62%
Corn Oil Sales	3,101,086	3.13%	2,887,822	2.62%
Total Revenues	$98,945,344	100.00%	$110,237,009	100.00%

Revenue

Ethanol

Our total revenues were lower for the fiscal year ended October 31, 2016 compared to the fiscal year ended October 31, 2015. Revenue from ethanol sales decreased by approximately 8.6% during the fiscal year ended October 31, 2016 compared to the fiscal year ended October 31, 2015 primarily due to lower ethanol prices. The average per gallon ethanol sales price we received for the fiscal year ended October 31, 2016 was approximately 8.3% lower than the average price we received for the fiscal year ended October 31, 2015. The gallons of ethanol we sold during the fiscal year ended October 31, 2016 decreased by approximately 0.4% as compared to the number of gallons of ethanol we sold for the fiscal year ended October 31, 2015.

Ethanol prices were lower during our first and second quarters of our 2016 fiscal year due to increased supply and lower gasoline prices. Ethanol prices were supported somewhat during May, June and early July, 2016, by an increase in domestic use due to a seasonal increase in driving during the summer months. However, ethanol prices decreased again in late July in response to lower corn prices. Ethanol prices trended up during the fourth quarter of our 2016 fiscal year due to an increase in domestic and foreign demand in combination with a decrease in supply due to fall maintenance shutdowns in the industry.

Ethanol prices will likely continue to generally be directionally consistent with changes in corn and energy prices. If corn and gasoline prices decrease, that could have a significant negative impact on the price of ethanol, particularly if ethanol stocks were to increase. In addition, if we were to experience difficulty in transporting ethanol due to rail delays we may have to decrease production at the plant which would impact our ability to operate the ethanol plant profitably.
The decrease in ethanol gallons sold for the fiscal year ended October 31, 2016, as compared to the number of gallons of ethanol we sold for the fiscal year ended October 31, 2015, was mainly due to a decrease in production in January and February

2016 in response to lower margins. Management anticipates that ethanol production will be comparable during our 2017 fiscal year to our 2016 fiscal year.

In the ordinary course of business, we enter into forward contracts for our commodity purchases and sales. At October 31, 2016, we had approximately 4,640,000 gallons of forward fixed price ethanol sales contracts valued at approximately $6,160,000 for delivery periods through March 2017. We recorded losses related to ethanol based derivative instruments of approximately $230,000 and $42,000 for the fiscal years ended October 31, 2016 and October 31, 2015, respectively.

Distillers Grains

Revenue from distillers grains decreased by approximately 19.1% during the fiscal year ended October 31, 2016 compared to the fiscal year ended October 31, 2015. This is primarily a result of lower distillers grains prices and a decrease in the number of tons of dried distillers grains sold during our fiscal year ended October 31, 2016 compared to the fiscal year ended October 31, 2015 which was partially offset by an increase in modified distillers grains sold. For the fiscal year ended October 31, 2016, the average price per ton that we received for our dried distillers grains was approximately 22.1% lower than during the fiscal year ended October 31, 2015. For the fiscal year ended October 31, 2016, the average price per ton that we received for our modified distillers grains was approximately 1.6% higher than during the fiscal year ended October 31, 2015.

Distillers grains prices typically change in proportion to corn prices and availability of corn. Management attributes the decrease in the average price we received for dried distillers grains in part to the lower corn prices we experienced during much of the fiscal year ended October 31, 2016 in response to a large 2015 corn crop and projections of a large 2016 corn crop. In addition, distillers grains prices declined during our fiscal year ended October 31, 2016 due to lower domestic and foreign demand. China has been a significant consumer of exported distillers grains following the resolution of a dispute last year related to the presence of a genetically modified trait not approved by China for import. Earlier this year, China began an antidumping and countervailing duty investigation related to distillers grains imported from the United States which contributed to a decline in distillers grains shipped to China. Recently, China issued a preliminary ruling on the anti-dumping investigation imposing an immediate duty on distillers grains that are produced in the United States. In addition, China implemented an anti-subsidy duty which was implemented as of September 30, 2016. The imposition of these duties resulted in a further decline in demand from the largest source of export demand for distillers grains.

Management anticipates that distillers grains prices will continue to be affected by corn prices and by changes in foreign demand. If corn prices and demand in the export market remains low, distillers grains prices in the U.S. could be negatively affected unless additional demand can be created from other foreign markets or domestically.

The tons of dried distillers grains we sold during the fiscal year ended October 31, 2016, decreased by approximately 9.3% as compared to the tons of dried distillers grains we sold for the fiscal year ended October 31, 2015. The tons of modified distillers grains we sold during the fiscal year ended October 31, 2016, increased by approximately 45.3% as compared to the fiscal year ended October 31, 2015 due to an increase in the demand for our product in our area. Overall, the number of tons of distillers grains sold increased during our fiscal year ended October 31, 2016 compared to the fiscal year ended October 31, 2015 due to timing of distillers grain shipments. Management anticipates that distillers grains production will be comparable during our 2017 fiscal year to our 2016 fiscal year.

At October 31, 2016, we had approximately 8,000 tons of forward fixed price dried distillers grains sales contracts valued at approximately $813,000 for delivery periods through December 2016.

Corn Oil

Revenue from corn oil sales increased by approximately 7.4% during the fiscal year ended October 31, 2016, as compared to the fiscal year ended October 31, 2015. This is primarily a result of an increase in pounds of corn oil sold during the fiscal year ended October 31, 2016, as compared to the fiscal year ended October 31, 2015. For the fiscal year ended October 31, 2016, the average price per pound of corn oil we received was approximately the same as during the fiscal year ended October 31, 2015.

During the first and second quarters of our fiscal year ended October 31, 2016, corn oil prices were lower due to increased corn oil supply entering the market and lower biodiesel demand due to the expiration of the biodiesel blender's tax credit. Biodiesel production is a major source of corn oil demand. Corn oil prices increased during the third and fourth quarters of our fiscal year ended October 31, 2016, due to the renewal of the biodiesel blenders' tax credit leading to additional corn oil demand. Management anticipates that corn oil prices in the future will be affected by changes in corn and energy prices and the status of the biodiesel blenders' tax credit.

The pounds of corn oil sold during the fiscal year ended October 31, 2016, increased by approximately 13.0% as compared to the fiscal year ended October 31, 2015, due to improvement in corn quality resulting in higher yields and greater efficiency from the corn oil equipment. Management anticipates that our corn oil production will be comparable during our 2017 fiscal year to our 2016 fiscal year.

At October 31, 2016, we had approximately 200,000 pounds of forward fixed price corn oil sales contracts valued at approximately $58,000 for delivery periods through November 2016.
Cost of Goods Sold

Our two largest costs of production are corn (70.2% of cost of goods sold for the fiscal year ended October 31, 2016) and natural gas (5.8% of cost of goods sold for the fiscal year ended October 31, 2016). Our total cost of goods sold was approximately 6.4% less during the fiscal year ended October 31, 2016 compared to the fiscal year ended October 31, 2015.

Corn

Our average price per bushel of corn for the fiscal year ended October 31, 2016 decreased by approximately 6.8% as compared to the fiscal year ended October 31, 2015 primarily due to lower corn prices. We used approximately 2.0% less bushels of corn in the fiscal year ended October 31, 2016 as compared to the fiscal year ended October 31, 2015 due to better yields in the fiscal year ended October 31, 2016.

We experienced lower corn prices during much of our fiscal year ended October 31, 2016 due to the large corn crop which was harvested in the fall of 2015 and anticipated reduced demand for corn due to the lower renewable volume obligations released by the EPA in November 2015. Corn prices for the third quarter of our 2016 fiscal year rose somewhat in response to early concerns about weather conditions only to decline during the fourth quarter of our 2016 fiscal year due to forecasts of a large corn crop for the fall of 2016.

Management expects there to be an adequate corn supply available in our area to operate the ethanol plant and that prices during our 2017 fiscal year may continue to be lower due to the large corn crop which was harvested in the fall of 2016. However, corn prices will likely remain volatile in the future depending on weather conditions, supply and demand, stocks and other factors and could significantly impact our costs of production. Management anticipates corn consumption during our 2016 fiscal year will be comparable to our 2015 fiscal year.

At October 31, 2016, we had approximately 5,988,500 bushels of forward fixed basis corn purchase contracts and 60,000 bushels of forward fixed price corn purchase contracts valued at approximately $184,000 for various delivery periods through September 2017. We recorded gains related to corn derivative instruments of approximately $40,000 for the fiscal year ended October 31, 2016. We recorded gains related to corn derivative instruments of approximately $828,000 for the fiscal year ended October 31, 2015.

Natural Gas

For the fiscal year ended October 31, 2016, we purchased approximately 0.4% less natural gas as compared to the same period of 2015. This decrease in natural gas usage is primarily due to the decrease in dried distillers grains produced. Our average price per MMBTU of natural gas was 14.5% lower for the fiscal year ended October 31, 2016 compared to the fiscal year ended October 31, 2015.

Natural gas prices were lower on average due to an increased supply resulting primarily from a relatively mild winter during our 2016 fiscal year. Management anticipates that natural gas prices will continue at their current levels unless the natural gas industry experiences production problems or if there are large increases in natural gas demand which will likely depend on the severity of the winter conditions experienced during our 2017 fiscal year.

At October 31, 2016, we had approximately 1,299,000 MMBTUs of forward natural gas fixed price purchase contracts valued at approximately $3,966,000 for delivery periods through August 2018. We recorded losses related to natural gas based derivative instruments of approximately $87,000 and $27,000 for the fiscal years ended October 31, 2016 and October 31, 2015, respectively.

Operating Expense

We had operating expense for the fiscal year ended October 31, 2016 of $2,686,084 compared to operating expense of $2,411,439 for the fiscal year ended October 31, 2015. Management attributes a portion of this increase in operating expense to an increase in information technology fees, dues and memberships and professional fees. We continue to pursue strategies to optimize efficiencies and maximize production. These efforts may result in a decrease in our operating expenses on a per gallon basis. However, because these expenses do not vary with the level of production at the plant, we expect our operating expenses to remain relatively steady.

Operating Profit

We had operating profit for the fiscal year ended October 31, 2016 of $699,243, which is approximately 0.7% of our revenues, compared to operating profit of $5,493,821 for the fiscal year ended October 31, 2015, which is approximately 4.98% of our revenues. This decrease in our profitability for the fiscal year ended October 31, 2016, was due primarily to the decrease in the price we received for ethanol relative to the price we paid for corn.

Other Income (Expense), Net

We had total other expense for the fiscal year ended October 31, 2016 of $176,575 compared to other expense of $440,283 for the fiscal year ended October 31, 2015. Our other expense for the fiscal year ended October 31, 2016, consisted primarily of interest expense which was offset in part by income from investments.

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

Operating Profit

We had operating profit for the fiscal year ended October 31, 2015 of $5,493,821, which was approximately 5.0% of our revenues, compared to operating profit of $25,980,717 for the fiscal year ended October 31, 2014, which was approximately 18.6% of our revenues. This decrease in our profitability for the fiscal year ended October 31, 2015, was due primarily to the decrease in the price we received for ethanol relative to the price we paid for corn.

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

Changes in Financial Condition for the Fiscal Years Ended October 31, 2016 and 2015

The following table highlights the changes in our financial condition for the fiscal year ended October 31, 2016 from our previous fiscal year ended October 31, 2015:

	October 31, 2016	October 31, 2015
Current Assets	$13,826,657	$17,887,759
Current Liabilities	7,194,407	6,920,569
Long-Term Liabilities	13,937,839	18,663,726

Current Assets. The decrease in current assets at October 31, 2016 was primarily the result of a decrease in our cash and cash equivalents due to decreased operating margins. We used cash to pay a distribution to our members in December 2015, to pay down long-term debt and for capital expenditures. This decrease was partially offset by an increase in accounts receivable due to timing of ethanol shipments and payments and an increase in inventories due to more inventories on hand at October 31, 2016, as compared to October 31, 2015.

Current Liabilities. The increase in current liabilities at October 31, 2016 was primarily the result of an increase in accounts payable which was partially offset by a decrease in current maturities of long-term debt.

Long-Term Liabilities. Long-term debt decreased at October 31, 2016, as compared to October 31, 2015, primarily due to scheduled principal repayments on our loans.

Liquidity and Capital Resources

Our primary sources of liquidity are our Term Revolving Loan and cash generated from operations. Based on financial forecasts performed by our management, we anticipate that we will have sufficient cash on hand, cash from our current credit facilities, and cash from our operations to continue to operate the ethanol plant at capacity for the next 12 months. We do not currently anticipate seeking additional equity or debt financing in the near term. However, high corn prices significantly increase our cost of goods sold. If increases in cost of goods sold are not offset by corresponding increases in the prices we receive from the sale of our products, these increases in cost of goods sold can have a significant negative impact on our financial performance. If we experience unfavorable operating conditions in the ethanol industry that prevent us from profitably operating the ethanol plant, we could have difficulty maintaining our liquidity and we may have to secure additional debt or equity financing for working capital or other purposes. We do not currently anticipate that we will need to secure additional capital resources for any other significant purchases of property and equipment in the next 12 months.

The following table shows cash flows for the fiscal years ended October 31, 2016 and 2015:

	October 31, 2016	October 31, 2015

Net cash provided by operating activities	$5,598,364	$11,322,465
Net cash used in investing activities	(4,633,393)	(6,300,090)
Net cash used in financing activities	(8,040,814)	(11,328,321)

Cash Flow From Operations

We experienced a decrease in our cash provided by operating activities for the fiscal year ended October 31, 2016, as compared to the fiscal year ended October 31, 2015. This decrease was primarily due to a decrease in our net income during the fiscal year ended October 31, 2016.

Cash Flow From Investing Activities

We used less cash for investing activities during the fiscal year ended October 31, 2016 as compared to the fiscal year ended October 31, 2015. This change was primarily due to a decrease in capital expenditures and increased cash distributions from an investment received during the fiscal year ended October 31, 2016. During the fiscal year ended October 31, 2016, our capital needs were being adequately met through cash from our operating activities and our credit facilities.

Cash Flow From Financing Activities

We used less cash for financing activities during the fiscal year ended October 31, 2016, as compared to the fiscal year ended October 31, 2015. This decrease was primarily a result of a decrease in distributions we made to our members which was partially offset by an increase in the amount we paid towards the principal balance on our loans and increased member unit repurchases during the fiscal year ended October 31, 2016, as compared to the fiscal year ended October 31, 2015.

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

Short-Term and Long-Term Debt Sources

On January 22, 2016, we entered into a Second Amended and Restated Credit Agreement with AgStar which amended the Amended and Restated Credit Agreement dated September 22, 2014. In connection therewith, as of the same date, we executed Second Amended and Restated Term Notes, Second Amended and Restated Term Revolving Notes, an Amended and Restated Security Agreement and a Second Amended and Restated Mortgage, Security Agreement, Assignment of Leases and Fixture Financing Statement. The Second Amended and Restated Credit Agreement decreases the Term Loan from $27,000,000 to $15,000,000, increases the Term Revolving Loan from $5,000,000 to $15,000,000 and eliminates the Revolving Line of Credit.

Term Loan

The Term Loan is for $15,000,000 with a variable interest rate that is equal to 30-day LIBOR rate plus 325 basis points with no minimum interest rate. The applicable interest rate at October 31, 2016 was 3.77%. Monthly principal payments are due on the Term Loan of approximately $250,000 plus accrued interest. Payments are based upon a five year amortization and the Term Loan is fully amortized. The outstanding balance on this note was $12,750,000 at October 31, 2016. We may convert the Term Loan to a fixed rate loan, subject to certain conditions as described in the Second Amended and Restated Credit Agreement and with the consent of AgStar.

Term Revolving Loan

The Term Revolving Loan is for up to $15,000,000 with a variable interest rate that is the 30-day LIBOR rate plus 325 basis points with no minimum interest rate. The applicable interest rate at October 31, 2016 was 3.77%. The availability under the Term Revolving Loan increases to $20,000,000 after the Term Loan is paid down to $10,000,000 so long as at least one or more of the participating banks agrees to raise its commitment. The Term Revolving Loan may be advanced, repaid and re-borrowed during the term. Monthly interest payments are due on the Term Revolving Loan with payment of all amounts outstanding due on January 22, 2023. The outstanding balance on this note was $3,937,839 at October 31, 2016. We also have $1,500,000 in letters of credit outstanding at October 31, 2016 which reduce the amount available under the Term Revolving Loan. We pay interest at a rate of 1.50% on amounts outstanding for the letters of credit. We are also required to pay unused commitment fees for the Term Revolving Loan as defined in the Second Amended and Restated Credit Agreement.

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

We are limited to annual capital expenditures of $5,000,000 without prior approval, incurring additional debt over certain amounts without prior approval, and making additional investments as described in the Amended and Restated Credit Agreement without prior approval of AgStar. We are allowed to make cash distributions to members as frequently as monthly in an amount equal to 75% of net income if working capital is greater than or equal to $8,250,000, or 100% of net income if working capital is greater than or equal to $11,000,000, or an unlimited amount if working capital is greater than or equal to $11,000,000 and there is no outstanding balance on the Term Loan.

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

Capital Lease

We entered into a series of related definitive agreements dated September 26, 2013 with Butamax which include an Easement for Construction and Process Demonstration Agreement, an Equipment Lease Agreement, a Technology License Agreement, a Technology Demonstration Risk Reduction Agreement and a Security Agreement (collectively, the "Agreements") pursuant to which Butamax constructed, installed and leases its corn oil separation system and licenses to the Company its proprietary, patent-protected corn oil separation technology.  Butamax retains ownership of the corn oil separation system and technology but leases it to the Company for a term of 120 months subject to Butamax's right to remove the system if we are in breach of the Agreements. The term of the lease may also be extended or terminated pursuant to the terms of the Agreements and we are responsible for repairs and maintenance of the system and bear the risk of loss. In return, we agree to payment of certain license fees which are subject to being reduced under the terms of the Agreements if the corn oil separation system does not meet certain performance goals.  The Agreements provide that the corn oil separation system shall be conveyed to the Company at the end of the term so long as we are not in breach of the Agreements. We granted a security interest to Butamax in the corn oil separation system to secure our obligations under the Agreements.  Pursuant to the Agreements, we agreed, subject to certain obligations of confidentiality, to provide Butamax with Company information on a monthly basis including business and financial information and have granted Butamax the option to have a representative present in board and committee meetings as an observer.  We also agreed to give Butamax notice in the event of an issuance or sale of membership interests or convertible debt instruments.  If definitive agreements for biobutanol production are not executed (please refer to “ITEM 1 - Business - Butamax Advanced Biofuels Letter of Intent”), either the Company or Butamax may request that the corn oil separation system be removed and the license for the technology terminated.  We recorded this as a capital lease in April, 2014. The total outstanding commitment under the lease as of October 31, 2016 is $547,327 not including imputed interest payments.

Capital Expenditures
During our fiscal year ended October 31, 2015, we commenced a project to install a water pipeline to capture water discharged by the Red Rock Quarry into the Little Cottonwood River. The project was completed during the first quarter of our 2016 fiscal year and adds a third water source for our plant. The project cost approximately $5,300,000 and was funded with our existing credit facilities and cash generated from operations. In connection with the installation of the pipeline, we contracted with DGR Engineering to provide engineering and oversight for the construction of this water pipeline and executed construction agreements with three contractors to construct the project. We also commenced a construction project to add 600,000 bushels of additional grain storage during our fiscal year ended October 31, 2015. The project was completed during the third quarter of our 2016 fiscal year at a cost of approximately $1,900,000. In addition, we installed a precondenser which has had a positive affect on ethanol yields. The precondenser became operational during the second quarter of our 2016 fiscal year at a cost of approximately $1,100,000.

Contractual Cash Obligations

In addition to our long-term debt obligations, we have certain other contractual cash obligations and commitments. The following tables provide information regarding our contractual obligations and approximate commitments as of October 31, 2016:

	Payment Due by Period
	Total	Less than One Year	One to Three Years	Three to Five Years	After Five Years
Long-Term Debt Obligations	$16,687,839	$2,750,000	$6,000,000	$4,000,000	$3,937,839
Capital Lease Obligations	547,327	547,327	—	—	—
Operating Lease Obligations	789,120	295,920	493,200	—	—
Purchase Obligations	4,427,931	3,207,371	1,220,560	—	—
Total Contractual Obligations	$22,452,217	$6,800,618	$7,713,760	$4,000,000	$3,937,839

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

As of October 31, 2016, the fair values of our commodity-based derivative instruments are a net liability of approximately $706,000. As the prices of the hedged commodity moves in reaction to market trends and information, our statement of operations will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to protect the Company over the term of the contracts for the hedged amounts.
In the ordinary course of business, we enter into forward contracts for our commodity purchases. At October 31, 2016, we have approximately 5,988,500 bushels of forward fixed basis corn contracts and 60,000 bushels of forward fixed price corn contracts valued at approximately $184,000. These purchase contracts are for various delivery periods through September 2017. At October 31, 2016, we have approximately 1,299,000 MMBTUs of forward natural gas fixed price purchase contracts valued at approximately $3,966,000 for delivery periods through August 2018. In addition, at October 31, 2016, we have approximately 240,000 gallons of forward fixed price denaturant purchase contracts valued at approximately $278,000 for delivery periods through December 2016.

In the ordinary course of business, we enter into forward contracts for our commodity sales. At October 31, 2016 we have approximately 4,640,000 gallons of forward fixed price ethanol sales contracts valued at approximately $6,160,000 for delivery periods through March 2017. At October 31, 2016, we have approximately 8,000 tons of forward fixed price dried distillers grains sales contracts valued at approximately $813,000 for delivery periods through December 2016. At October 31, 2016, we have approximately 22,000 tons of forward fixed price modified distillers grains sales contracts valued at approximately $1,215,000 for delivery periods through September 2017. In addition, at October 31, 2016, we have approximately 200,000 pounds of forward fixed price corn oil sales contracts valued at approximately $58,000 for delivery periods through November 2016.
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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from our Term Loan and our Term Revolving Loan, each bearing a variable interest rate.  As of October 31, 2016, we had $12,750,000 outstanding on the Term Loan and $3,937,839 outstanding on the Term Revolving Loan. Interest will accrue at the 30-day LIBOR rate plus 325 basis points. The applicable interest rate on these loans at October 31, 2016 was 3.77%. If we were to experience a 10% adverse change in LIBOR, the annual effect such change would have on our statement of operations, based on the amount we had outstanding on our Term Loan and Term Revolving Loan at October 31, 2016, would be approximately $63,000.

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

In the ordinary course of business, we enter into forward contracts for our commodity purchases. At October 31, 2016, we have approximately 5,988,500 bushels of forward fixed basis corn contracts and 60,000 bushels of forward fixed price corn contracts valued at approximately $184,000. These purchase contracts are for various delivery periods through September 2017.

At October 31, 2016, we have approximately 1,299,000 MMBTUs of forward natural gas fixed price purchase contracts valued at approximately $3,966,000 for delivery periods through August 2018. In addition, at October 31, 2016, we have approximately 240,000 gallons of forward fixed price denaturant purchase contracts valued at approximately $278,000 for delivery periods through December 2016.

In the ordinary course of business, we enter into forward contracts for our commodity sales. At October 31, 2016 we have approximately 4,640,000 gallons of forward fixed price ethanol sales contracts valued at approximately $6,160,000 for delivery periods through March 2017. At October 31, 2016, we have approximately 8,000 tons of forward fixed price dried distillers grains sales contracts valued at approximately $813,000 for delivery periods through December 2016. At October 31, 2016, we have approximately 22,000 tons of forward fixed price modified distillers grains sales contracts valued at approximately $1,215,000 for delivery periods through September 2017. In addition, at October 31, 2016, we have approximately 200,000 pounds of forward fixed price corn oil sales contracts valued at approximately $58,000 for delivery periods through November 2016.
At October 31, 2016, we have open positions for 1,400,000 bushels of corn, 9,348,000 gallons of ethanol and 30,000 MMBTUs of natural gas. These derivatives have not been designated as effective hedges for accounting purposes and are forecasted to settle within the next twelve months. We recorded gains due to changes in the fair value of our outstanding corn derivative positions for the fiscal year ended October 31, 2016 of approximately $40,000. At October 31, 2015, we recorded gains due to changes in the fair value of our outstanding corn derivative positions of approximately $828,000. For the fiscal year ended October 31, 2016, we recorded losses due to changes in the fair value of our outstanding ethanol derivative positions of approximately $230,000. For the fiscal year ended October 31, 2015, we recorded losses due to changes in the fair value of our outstanding ethanol derivative positions of approximately $42,000. For the fiscal year ended October 31, 2016, we recorded losses due to the change in fair value of our outstanding natural gas derivative positions of approximately $87,000. For the fiscal year ended October 31, 2015, we recorded losses due to the change in fair value of our outstanding natural gas derivative positions of approximately $27,000.

As commodity prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to produce long-term positive growth for us.

A sensitivity analysis has been prepared to estimate our exposure to ethanol, distillers grains, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas prices and average ethanol and distillers grains prices as of October 31, 2016 net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from October 31, 2016. The results of this analysis, which may differ from actual results, are approximately as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price as of 10/31/16	Approximate Adverse Change to Income
Natural Gas	1,499,390	MMBTU	10%	$534,532
Ethanol	59,499,600	Gallons	10%	$7,913,447
Corn	20,659,583	Bushels	10%	$6,156,556
DDGs	141,312	Tons	10%	$1,457,775

For comparison purposes, the results of our sensitivity analysis for October 31, 2015, were as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price as of 10/31/15	Approximate Adverse Change to Income
Natural Gas	1,499,390	MMBTU	10%	$530,784
Ethanol	59,499,600	Gallons	10%	$8,627,442
Corn	20,252,313	Bushels	10%	$7,169,318
DDGs	141,312	Tons	10%	$2,116,289

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Governors and Members
Highwater Ethanol, LLC

We have audited the accompanying balance sheets of Highwater Ethanol, LLC (the Company) as of October 31, 2016 and 2015, and the related statements of operations, comprehensive income, changes in members’ equity, and cash flows for each of the three years in the period ended October 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of October 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2016, in conformity with U.S. generally accepted accounting principles.

/s/ RSM US LLP

Sioux Falls, South Dakota
January 25, 2017

HIGHWATER ETHANOL, LLC
Balance Sheets

ASSETS	October 31, 2016	October 31, 2015

Current Assets
Cash and cash equivalents	$2,129,800	$9,205,643
Derivative instruments	540,286	499,202
Accounts receivable	4,139,687	2,977,132
Inventories	6,958,903	5,107,401
Prepaids and other	57,981	98,381
Total current assets	13,826,657	17,887,759

Property and Equipment
Land and land improvements	12,647,512	6,907,577
Buildings	38,564,729	38,564,729
Office equipment	774,776	624,094
Plant and process equipment	69,869,289	65,193,412
Vehicles	74,094	52,994
Construction in progress	407,989	5,846,005
	122,338,389	117,188,811
Less accumulated depreciation	(47,196,051)	(39,730,669)
Net property and equipment	75,142,338	77,458,142

Other Assets
Investments	2,693,844	2,492,910
Debt issuance costs, net	130,347	166,156
Deposits	191,457	191,457
Total other assets	3,015,648	2,850,523

Total Assets	$91,984,643	$98,196,424

LIABILITIES AND MEMBERS' EQUITY	October 31, 2016	October 31, 2015

Current Liabilities
Accounts payable	$2,882,943	$1,577,588
Accrued expenses	1,014,137	1,013,127
Current maturities of long-term debt	3,297,327	4,329,854
Total current liabilities	7,194,407	6,920,569

Long-Term Debt	13,937,839	18,663,726

Commitments and Contingencies

Members' Equity
Members' equity, 4,892 and 4,936 units issued and outstanding	70,852,397	72,612,129
Total Liabilities and Members’ Equity	$91,984,643	$98,196,424

Notes to Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Statements of Operations

	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	October 31, 2016	October 31, 2015	October 31, 2014

Revenues	$98,945,344	$110,237,009	$139,597,173

Cost of Goods Sold	95,560,017	102,331,749	111,405,819

Gross Profit	3,385,327	7,905,260	28,191,354

Operating Expenses	2,686,084	2,411,439	2,210,637

Operating Profit	699,243	5,493,821	25,980,717

Other Income (Expense)
Interest income	3,591	13,587	19,956
Other income	355,185	363,591	248,208
Bond termination premium	—	—	(1,518,000)
Interest expense	(740,962)	(1,068,944)	(3,311,128)
Gain on interest rate swap	—	—	427,091
Income from equity method investments	205,611	251,483	87,332
Total other expense, net	(176,575)	(440,283)	(4,046,541)

Net Income	$522,668	$5,053,538	$21,934,176

Weighted Average Units Outstanding	4,920	4,953	4,953
Net Income Per Unit	$106.23	$1,020.30	$4,428.46
Distributions Per Unit	$400	$1,125	$—

Notes to Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Statements of Comprehensive Income

	Year Ended	Year Ended	Year Ended
	October 31, 2016	October 31, 2015	October 31, 2014

Net Income	$522,668	$5,053,538	$21,934,176
Other Comprehensive Income
Unrealized gains on restricted marketable securities, net of reclassification adjustment for loss recognized in net income	—	—	9,675
Comprehensive Income	$522,668	$5,053,538	$21,943,851

Notes to Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Statements of Changes in Members' Equity

	Members' Equity	Accumulated Other Comprehensive Income (Loss)	Total Members Equity

Balance - October 31, 2013	$51,332,540	$(9,675)	$51,322,865

Net income	21,934,176	—	21,934,176

Amount reclassified from accumulated other comprehensive income - realized loss on restricted marketable securities	—	14,115	14,115

Unrealized loss on restricted marketable securities	—	(4,440)	(4,440)

Balance - October 31, 2014	73,266,716	—	73,266,716

Net income	5,053,538	—	5,053,538

Member distributions	(5,572,125)	—	(5,572,125)

Member unit repurchase, 17 units	(136,000)	—	(136,000)

Balance - October 31, 2015	72,612,129	—	72,612,129

Net income	522,668	—	522,668

Member distributions	(1,974,400)	—	(1,974,400)

Member unit repurchase, 44 units	(308,000)	—	(308,000)

Balance - October 31, 2016	$70,852,397	$—	$70,852,397

Notes to Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Statements of Cash Flows

	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	October 31, 2016	October 31, 2015	October 31, 2014

Cash Flows from Operating Activities
Net income	$522,668	$5,053,538	$21,934,176
Adjustments to reconcile net income to net cash provided by operations
Depreciation and amortization	7,501,191	6,932,981	6,904,482
Income from equity method investments	(205,611)	(251,483)	(87,332)
Non-cash patronage income	(518,371)	(255,375)	(197,494)
Realized loss on marketable security	—	—	14,115
Change in assets and liabilities
Restricted marketable securities	—	—	28,484
Accounts receivable, including members	(1,162,555)	1,405,239	(1,110,633)
Inventories	(1,851,502)	(812,210)	(699,313)
Derivative instruments	(41,084)	(241,269)	(126,716)
Prepaids and other	40,400	(42,731)	87,657
Accounts payable	1,312,218	(444,445)	183,389
Accrued expenses	1,010	(21,780)	480,965
Customer deposits	—	—	(22,317)
Net cash provided by operating activities	5,598,364	11,322,465	27,389,463

Cash Flows from Investing Activities
Proceeds from sale of marketable securities	—	—	1,523,215
Capital expenditures	(5,156,441)	(6,717,490)	(1,384,779)
Distribution from (investment in) equity method investments	523,048	417,400	(388,000)
Net cash used in investing activities	(4,633,393)	(6,300,090)	(249,564)

Cash Flows from Financing Activities
Payments on long-term debt	(5,758,414)	(5,620,196)	(54,786,562)
Advances on long-term debt	—	—	35,289,064
Member unit repurchases, 44 and 17 units	(308,000)	(136,000)	—
Member distributions	(1,974,400)	(5,572,125)	—
Net cash used in financing activities	(8,040,814)	(11,328,321)	(19,497,498)

Net Increase (Decrease) in Cash and Cash Equivalents	(7,075,843)	(6,305,946)	7,642,401

Cash and cash equivalents – Beginning of Period	9,205,643	15,511,589	7,869,188

Cash and cash equivalents – End of Period	$2,129,800	$9,205,643	$15,511,589

Supplemental Cash Flow Information
Cash paid for interest expense	$750,575	$916,442	$2,695,085

Supplemental Disclosure of Noncash Financing and Investing Activities
Unrealized gain on restricted marketable securities	$—	$—	$9,675
Capital lease financing	$—	$—	$2,352,137
Construction in progress included in accounts payable	$190,270	$124,422	$—

Notes to Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Notes to Financial Statements
October 31, 2016 and 2015

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

Cash and Cash Equivalents

The Company maintains its accounts primarily at one financial institution. The cash balances regularly exceed amounts insured by the Federal Deposit Insurance Corporation. The Company does not believe it is exposed to any significant credit risk on cash and cash equivalent balances.

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
October 31, 2016 and 2015

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

Accounts receivable are recorded at their estimated net realizable value. Accounts are considered past due if payment is not made on a timely basis in accordance with the Company’s credit terms. Accounts considered uncollectible are written off. The Company’s estimate of the allowance for doubtful accounts is based on historical experience, its evaluation of the current status of receivables, and unusual circumstances, if any. At October 31, 2016 and 2015, the Company believed that such amounts would be collectible and an allowance was not considered necessary.

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

Carrying Value of Long-Lived Assets

Long-lived assets, such as property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by an asset to the carrying value of the asset. If the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary.

In accordance with the Company’s policy for evaluating impairment of long-lived assets described above, when a triggering event occurs management evaluates the recoverability of the facilities based on projected future cash flows from operations over the facilities’ estimated useful lives. In determining the projected future undiscounted cash flows, the Company makes significant assumptions concerning the future viability of the ethanol industry, the future price of corn in relation to the future price of ethanol and the overall demand in relation to production and supply capacity. The Company has not recorded any impairment as of October 31, 2016 and 2015.

HIGHWATER ETHANOL, LLC
Notes to Financial Statements
October 31, 2016 and 2015

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts receivable, and accounts payable, and other working capital items approximate fair value at October 31, 2016 and 2015 due to the short maturity nature of these instruments.

Commodities contracts are carried at fair value, based on dealer quotes and live trading levels.

The Company believes the carrying amount of the long-term debt approximates fair value due to a significant portion of total indebtedness containing variable interest rates and this rate is a market interest rate for these borrowings.

Equity Method Investments

The Company has a 7% investment interest in an unlisted company, Renewable Fuels Marketing Group, LLC (RPMG), who markets the Company’s ethanol. The Company also has a 7% ownership interest in Lawrenceville Tank, LLC (LT), which owns and operates a trans load/tank facility near Atlanta, Georgia. These investments are flow-through entities and are being accounted for by the equity method of accounting under which the Company’s share of net income is recognized as income in the Company’s statements of operations and added to the investment account. Distributions or dividends received from the investments are treated as a reduction of the investment account. The Company consistently follows the practice of recognizing the net income based on a one month lag. Therefore, net income related to RPMG is reported in the Company’s statements of operations for the years ended October 31, 2016, 2015 and 2014 is based on RPMG's results of operations for the twelve month periods ended September 30, 2016, 2015 and 2014. Net income related to LT which is reported in the Company’s statement of operations for the year ended October 31, 2016 and 2015, is based on LT's results of operations for the year ended September 30, 2016 and the ten months ended September 30, 2015.

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

HIGHWATER ETHANOL, LLC
Notes to Financial Statements
October 31, 2016 and 2015

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. Additionally, the guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, which is the Company’s first quarter of fiscal year 2019. Early application is permitted one year earlier. The new standard allows for the amendment to be applied either retrospectively to each prior reporting period presented or retrospectively as a cumulative-effect adjustment as of the date of adoption. The Company is evaluating the effect that ASU 2014-09 will have on its financial statements and related disclosures, including which transition method it will adopt.

In April 2015, the FASB issued ASU No. 2015-03 (ASU 2015-03), Interest-Imputation of Interest, which simplifies the presentation of debt issuance costs. The new standard debt issuance costs will be reclassified as a deduction to the carrying amount of the related debt balance, therefore, decreasing both assets and liabilities. ASU 2015-03 is effective for fiscal periods beginning after December 31, 2015. The Company is evaluating the effect that ASU 2015-03 will have on its financial statements and related disclosures, including which transition method it will adopt.
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

In August 2016, the FASB issued ASU No. 2016-15 (ASU 2016-15), Statement of Cash Flows (Topic 230), which clarifies and provides guidance for specific cash flow issues. ASU 2016-15 is effective for fiscal periods beginning after December 15, 2017. The Company is currently in the process of evaluating the impact that this new guidance will have on the Financial Statements.
In January 2016, the FASB issued ASU No. 2016-01 (ASU2016-01), Financial Instruments-Overall (Subtopic 825-10), which is intended to make financial statement information on recognition, measurement, presentation, and disclosure of financial instrument more useful. ASU 2016-01 is effective for fiscal periods beginning after December 15, 2017. The Company is currently in the process of evaluating the impact that this new guidance will have on the Financial Statements.
2. UNCERTAINTIES

The Company derives substantially all of its revenues from the sale of ethanol, distillers grains and corn oil. These products are commodities and the market prices for these products display substantial volatility and are subject to a number of factors which

HIGHWATER ETHANOL, LLC
Notes to Financial Statements
October 31, 2016 and 2015

are beyond the control of the Company. The Company’s most significant manufacturing inputs are corn and natural gas. The price of these commodities is also subject to substantial volatility and uncontrollable market factors. In addition, these input costs do not necessarily fluctuate with the market prices for ethanol and distillers grains. As a result, the Company is subject to significant risk that its operating margins can be reduced or eliminated due to the relative movements in the market prices of its products and major manufacturing inputs. As a result, market fluctuations in the price of or demand for these commodities can have a significant adverse effect on the Company’s operations, profitability, and availability of cash flows to make loan payments and maintain compliance with the loan agreement.

3. CONCENTRATIONS

The Company has identified certain concentrations that are present in their business operations. The Company’s revenue from ethanol sales, distillers grains and corn oil sales are each derived from a single customer under marketing agreements as described in Note 12. The Company purchases all corn from a single supplier under a grain procurement agreement described in Note 12. The Company has a revenue concentration in that its revenue is generated from the sales of primarily two products, ethanol and distillers grains.

The Company sold all ethanol produced to a related party under an ethanol marketing agreement described in Note 12. Total sales for the years ended October 31, 2016, 2015 and 2014 were $78,779,681, $86,024,565 and $111,591,475, respectively. Accounts receivable as of October 31, 2016 and 2015 were$3,045,438 and $1,782,168, respectively.

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

•	Level 2 inputs include the following:

◦	Quoted prices in active markets for similar assets or liabilities.

◦	Quoted prices in markets that are not active for identical or similar assets or liabilities.

◦	Inputs other than quoted prices that are observable for the asset or liability.

◦	Inputs that are derived primarily from or corroborated by observable market data by correlation or other means.

•	Level 3 inputs are unobservable inputs for the asset or liability.

The following table provides information on those assets (liabilities) measured at fair value on a recurring basis.

	Fair Value as of	Fair Value Measurement Using
	October 31, 2016	Level 1	Level 2	Level 3
Derivative instrument - commodities	$(706,473)	$(706,473)	$—	$—

	Fair Value as of	Fair Value Measurement Using
	October 31, 2015	Level 1	Level 2	Level 3
Derivative instrument - commodities	$(953,862)	$(953,862)	$—	$—

The Company determines the fair value of the commodities contracts by obtaining the fair value measurements from an independent pricing service based on dealer quotes and live trading levels from the Chicago Board of Trade.

HIGHWATER ETHANOL, LLC
Notes to Financial Statements
October 31, 2016 and 2015

5. INVENTORIES

Inventories consisted of the following at:

	October 31, 2016	October 31, 2015

Raw materials	$3,243,617	$1,987,840
Spare parts and supplies	2,327,674	1,841,343
Work in process	611,347	774,910
Finished goods	776,265	503,308
Total	$6,958,903	$5,107,401

6. DERIVATIVE INSTRUMENTS

As of October 31, 2016, the Company had entered into corn and natural gas derivative instruments, which are required to be recorded as either assets or liabilities at fair value in the balance sheet. The Company uses these instruments to manage risks from changes in market rates and prices. They are not used for speculative purposes. Derivatives qualify for treatment as hedges when there is a high correlation between the change in fair value of the derivative instrument and the related change in value of the underlying hedged item. The Company may designate the hedging instruments based upon the exposure being hedged as a fair value hedge, a cash flow hedge or a hedge against foreign currency exposure. The derivative instruments outstanding at October 31, 2016 are not designated as effective hedges for accounting purposes.

Commodity Contracts

As of October 31, 2016, the Company has open positions for 1,400,000 bushels of corn, 9,348,000 gallons of ethanol and 30,000 dekatherms of natural gas. Management expects all open positions outstanding as of October 31, 2016 to be realized within the next twelve months.

The following tables provide details regarding the Company's derivative instruments at October 31:

Instrument	Balance Sheet location	Liabilities
		2016	2015

Corn, natural gas and ethanol contracts
In gain position		$523,218	$—
In loss position		(1,229,691)	(953,862)
Deposits with broker		1,246,759	1,453,064
	Current assets	$540,286	$499,202

The following tables provide details regarding the gains (losses) from the Company's derivative instruments in the statements of operations, none of which are designated as hedging instruments:

	Statement of	Year Ended October 31
	Operations location	2016	2015	2014
Interest rate swap	Other income (expense)	$—	$—	$427,091
Ethanol contracts	Revenues	(229,837)	(41,979)	(524,706)
Corn contracts	Cost of goods sold	40,032	827,570	(810,856)
Natural gas contracts	Cost of goods sold	(87,331)	(27,368)	(135,785)

HIGHWATER ETHANOL, LLC
Notes to Financial Statements
October 31, 2016 and 2015

7. INVESTMENT IN RPMG

The financial statements of RPMG are summarized as of and for the years ended September 30 as follows:

	September 30, 2016	September 30, 2015

Current assets	$145,602,725	$127,830,830
Other assets	1,127,364	1,354,638
Current liabilities	116,282,809	95,209,063
Long-term liabilities	—	172,000
Members' equity	30,469,808	33,804,405
Revenue	3,082,236,332	3,259,961,621
Net income	2,165,403	4,412,315

8. DEBT FINANCING

Long-term debt consists of the following at:

	October 31, 2016	October 31, 2015
Variable Rate Term Loan (AgStar)	$12,750,000	$21,652,129

Term Revolving Loan (AgStar)	3,937,839	—

Capital leases, see terms below	547,327	1,341,451

Total	17,235,166	22,993,580

Less amounts due within one year	3,297,327	4,329,854

Net long-term debt	$13,937,839	$18,663,726

Bank Financing
On January 22, 2016, the Company entered into a Second Amended and Restated Credit Agreement with AgStar Financial Services, PCA, as administrative agent for several financial institutions ("AgStar") which amended the Amended and Restated Credit Agreement dated September 22, 2014. The Second Amended and Restated Credit Agreement decreases the Term Loan to $15,000,000, increases the Term Revolving Loan to $15,000,000 and eliminates the Revolving Line of Credit.

Term Loan

The Term Loan is for $15,000,000 with a variable interest rate that is the greater of the 30-day LIBOR rate plus 325 basis points with no minimum interest rate. The applicable interest rate at October 31, 2016 was 3.77%. Monthly principal payments are due on the Term Loan of approximately $250,000 plus accrued interest. Payments are based upon a five year amortization and the Term Loan is fully amortized. The outstanding balance on this note was $12,750,000 at October 31, 2016. The Company may convert the Term Loan to a fixed rate loan, subject to certain conditions as described in the Amended and Restated Credit Agreement and with the consent of AgStar.

Term Revolving Loan

The Term Revolving Loan is for up to $15,000,000 with a variable interest rate that is the 30-day LIBOR rate plus 325 basis points with no minimum interest rate. The applicable interest rate at October 31, 2016 was 3.77%%. The availability under the Term Revolving Loan increases to $20,000,000 after the Term Loan is paid down to $10,000,000 so long as at least one or more of the participating banks agrees to raise its commitment. The Term Revolving Loan may be advanced, repaid and re-borrowed during the term. Monthly interest payments are due on the Term Revolving Loan. Payment of all amounts outstanding is due on January 22, 2023. The outstanding balance was $3,937,839 at October 31, 2016. As of October 31, 2016, the Company has $1,500,000

HIGHWATER ETHANOL, LLC
Notes to Financial Statements
October 31, 2016 and 2015

in letters of credit outstanding which reduce the amount available under the Term Revolving Loan. The Company pays interest at a rate of 1.5% on amounts outstanding for the letters of credit. The Company is also required to pay unused commitment fees for the Term Revolving Loan as defined in the Second Amended and Restated Credit Agreement.

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

The Company is also subject to various financial and non-financial covenants that limit distributions and debt and require minimum debt service coverage, tangible net worth, and working capital requirements. The fixed charge coverage ratio is no less than 1.25:1.00 and is measured annually by comparing adjusted EBITDA to scheduled payments of principal and interest. The minimum working capital is $8,250,000, which is calculated as current assets plus the amount available for drawing under our Term Revolving Loan, and undrawn amounts on outstanding letters of credit less current liabilities, and is measured quarterly.

The Company is limited to annual capital expenditures of $5,000,000 without prior approval, incurring additional debt over certain amounts without prior approval, and making additional investments as described in the Amended and Restated Credit Agreement without prior approval of AgStar. The Company is allowed to make distributions to members as frequently as monthly in an amount equal to 75% of net income if working capital is greater than or equal to $8,250,000, or 100% of net income if working capital is greater than or equal to $11,000,000, or an unlimited amount if working capital is greater than or equal to $11,000,000 and the outstanding balance on the Term Loan is $0.

Capital Leases

The Company entered into a series of related definitive agreements, dated September 26, 2013, with Butamax which include an Easement for Construction and Process Demonstration Agreement, an Equipment Lease Agreement, a Technology License Agreement, a Technology Demonstration Risk Reduction Agreement and a Security Agreement (collectively, the "Agreements") pursuant to which Butamax has agreed to construct, install and lease its corn oil separation system and license to the Company its proprietary, patent-protected corn oil separation technology.  Pursuant to the Agreements, the Company agreed to give Butamax access to the plant in order to construct, install, operate, test and commercially validate a corn oil separation system. Butamax retains ownership of the corn oil separation system and technology but agrees to lease it to the Company for a term of 120 months subject to Butamax's right to remove the system if the Company is in breach of the Agreements. The term of the lease may also be extended or terminated pursuant to the terms of the Agreements. The Company is responsible for repairs and maintenance of the system and bear the risk of loss. In return, the Company agrees to payment of certain license fees which are subject to being reduced under the terms of the Agreements if the corn oil separation system does not meet certain performance goals.  The Agreements provide that the corn oil separation system shall be conveyed to the Company at the end of the term so long as the Company is not in breach of the Agreements. The Company granted a security interest to Butamax in the corn oil separation system to secure its obligations under the Agreements.  Pursuant to the Agreements, the Company agreed, subject to certain obligations of confidentiality, to provide Butamax with Company information on a monthly basis including business and financial information and have granted Butamax the option to have a representative present in board and committee meetings as an observer.  The Company also agreed to give Butamax notice in the event of an issuance or sale of membership interests or convertible debt instruments.  The Company recorded this as a capital lease in April 2014, and the balance as of October 31, 2016 was $547,327.

The estimated maturities of the long-term debt at October 31, 2016 are as follows:

HIGHWATER ETHANOL, LLC
Notes to Financial Statements
October 31, 2016 and 2015

2017	$3,297,327
2018	3,000,000
2019	3,000,000
2020	3,000,000
2021	1,000,000
Thereafter	3,937,839

Long-term debt	$17,235,166

9. LEASES
The Company leases rail cars and equipment under operating and capital leases. Rail car leases include additional payments for usage beyond specified levels. Total lease expense for the years ending October 31, 2016, 2015 and 2014 was approximately$295,920, $269,000 and $218,000, respectively.

Future minimum lease payments under the leases are as follows at October 31, 2016:

	Operating	Capital
2017	$295,920	$555,569
2018	295,920	—
2019	197,280	—
2020	—	—
Total	$789,120	555,569
Less amount representing interest		8,242
Present value of minimum lease payments (included in note 8)		$547,327

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

11. INCOME TAXES

The Company has adopted an October 31 fiscal year end, but has a tax year end of December 31. The differences between financial statement basis and tax basis of assets are estimated as follows:

	October 31, 2016	October 31, 2015

Financial statement basis of total assets	$91,984,643	$98,196,424

Derivative instruments - commodities	706,474	953,862
Organizational and start-up costs	2,047,688	2,311,906
Book to tax depreciation	(35,586,146)	(30,554,924)

Income tax basis of total assets	$59,152,659	$70,907,268

The differences between the financial statement basis and tax basis of the Company's liabilities are estimated as follows:

HIGHWATER ETHANOL, LLC
Notes to Financial Statements
October 31, 2016 and 2015

	October 31, 2016	October 31, 2015

Financial statement basis of total liabilities	$21,132,246	$25,584,295

Less: Accrued Expenses	316,800	280,800

Income tax basis of total liabilities	$20,815,446	$25,303,495

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

The Company has a crude corn oil marketing agreement with a marketer to market all corn oil to be produced at the plant. Under the agreement, the marketer will execute contracts with buyers after giving prior notice of the terms and conditions thereof to the Company and receiving direction from the Company to accept such contracts. The Company receives the actual price received from buyers less a marketing fee, actual freight and transportation costs and certain taxes related to the purchase, delivery or sale. The Company is required to provide corn oil meeting certain specifications as provided in the agreement and the agreement provides for a process for rejection of nonconforming corn oil. The agreement automatically renews for successive one-year terms unless terminated in accordance with the agreement.

Grain Procurement Contracts

The Company had a grain procurement agreement with a grain elevator to provide all of the corn needed for the operation of the ethanol plant. Under the agreement, the Company purchased corn at the local market price delivered to the plant plus a fixed fee per bushel of corn. The agreement expired in July 2016.

The Company currently has a grain origination agreement with a marketer to provide all of the corn needed for operation of the ethanol plant. Under the agreement, the Company purchases corn at the CBOT futures price less the weighted average of the basis prices plus a fixed fee per bushel of corn purchased. The agreement runs for an initial five-year term which commenced on July 27, 2016 and automatically renews for successive one-year terms unless otherwise terminated in accordance with its terms.

Regulatory Agencies

The Company is subject to oversight from regulatory agencies regarding environmental concerns which arise in the ordinary course of its business.

Forward Contracts

At October 31, 2016, the Company has approximately 5,988,500 bushels of forward fixed basis corn contracts and 60,000 bushels of forward fixed price corn contracts valued at approximately $184,000. These purchase contracts are for various delivery periods through September 2017. At October 31, 2016, the Company has approximately 1,299,000 MMBTUs of forward natural gas fixed price purchase contracts valued at approximately $3,966,000 for delivery periods through August 2018. In addition, at October 31, 2016, the Company has approximately 240,000 gallons of forward fixed price denaturant purchase contracts valued at approximately $278,000 for delivery periods through December 2016.

At October 31, 2016, the Company has approximately 4,640,000 gallons of forward fixed price ethanol sales contracts valued at approximately $6,160,000 for delivery periods through March 2017. At October 31, 2016, the Company has approximately 8,000 tons of forward fixed price dried distillers grains sales contracts valued at approximately $813,000 for delivery periods through December 2016. At October 31, 2016, the Company has approximately 22,000 tons of forward fixed price modified distillers grains sales contracts valued at approximately $1,215,000 for delivery periods through September 2017. In addition, at October 31, 2016, the Company has approximately 200,000 pounds of forward fixed price corn oil sales contracts valued at approximately $58,000 for delivery periods through November 2016.
13. QUARTERLY FINANCIAL DATA (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year Ended October 31, 2016
Revenues	$24,199,824	$23,074,068	$27,115,287	$24,556,165
Gross profit (loss)	(565,389)	(116,120)	1,503,032	2,563,804
Operating income (loss)	(1,259,291)	(902,107)	956,006	1,904,635
Net income (loss)	(1,324,193)	(917,215)	1,066,564	1,697,512
Basic and diluted earnings (loss) per unit	(268.27)	(185.82)	217.05	347.00

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year Ended October 31, 2015
Revenues	$30,081,371	$25,824,583	$28,641,415	$25,689,640
Gross profit	3,265,485	371,380	2,784,179	1,584,216
Operating income (loss)	2,612,151	(401,679)	2,255,304	1,028,045
Net income (loss)	2,378,077	(503,141)	2,341,036	837,566
Basic and diluted earnings per unit (loss)	480.13	(101.58)	472.65	169.14

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year Ended October 31, 2014
Revenues	$38,587,712	$32,042,415	$37,172,560	$31,794,486
Gross profit	9,200,333	7,044,814	5,245,115	6,701,092
Operating income	8,551,490	6,494,307	4,776,195	6,158,725
Net income	7,753,542	5,985,350	4,289,316	3,905,968
Basic and diluted earnings per unit	1,565.42	1,208.43	866.00	788.61

The above quarterly financial data is unaudited, but in the opinion of management, all adjustments necessary for a fair presentation of the selected data for these periods presented have been included.

HIGHWATER ETHANOL, LLC
Notes to Financial Statements
October 31, 2016 and 2015

14. SUBSEQUENT EVENT

On December 7, 2016, the board of governors declared a cash distribution of $345 per membership unit for the holders of units of record at the close of business on December 7, 2016 for a total distribution of $1,687,740. The distribution was paid on December 15, 2016.

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

Our management, including our Chief Executive Officer (the principal executive officer), Brian Kletscher, along with our Chief Financial Officer (the principal financial officer), Lucas Schneider, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of October 31, 2016.  Based on this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 (“COSO”). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of October 31, 2016.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of our 2016 fiscal year, which were identified in connection with management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference from the definitive proxy statement for our 2017 annual meeting of members to be filed with the Securities Exchange Commission within 120 days after the end of our 2016 fiscal year. This proxy statement is referred to in this report as the 2017 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from the 2017 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED MEMBER MATTERS

The information required by this Item is incorporated by reference from the 2017 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference from the 2017 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference from the 2017 Proxy Statement.

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

(3)	Exhibits

Exhibit No.	Exhibit	Filed Herewith	Incorporated by Reference
3.1	Articles of Organization of the registrant.		Exhibit 3.1 to the registrant's registration statement on Form SB-2 (Commission File 333-137482).
3.2	Second Amended and Restated Member Control Agreement of the registrant.		Exhibit 3.2 to the registrant's registration Form 10-Q filed with the Commission on March 22, 2011.
4.1	Form of Membership Unit Certificate.		Exhibit 4.2 to the registrant's registration statement on Form SB-2 (Commission File 333-137482).
10.1	Grain Procurement Agreement and Amendment with Meadowland Farmers Co-op.		Exhibit 10.6 to the registrant's registration statement on Form SB-2 (Commission File 33-137482).
10.2	Energy Management Agreement dated June 8, 2006 between Highwater Ethanol, LLC and U.S. Energy Services, Inc.		Exhibit 10.9 to the registrant's registration statement on Form SB-2 (Commission File 33-137482).
10.3	Redwood Electric Service Agreement dated June 28, 2007.		Exhibit 99.1 to the registrant's Form 8-K filed with the Commission on July 3, 2007.
10.4	Distillers Grains Marketing Agreement with CHS, Inc. dated October 11, 2007.		Exhibit 10.4 to the registrant's Form 10-KSB filed with the Commission on January 29, 2008.
10.5	Centerpoint Natural Gas Agreement dated June 26, 2008.		Exhibit 10.26 to the registrant's Form 10-QSB filed with the Commission on September 15, 2008.
10.6	Trinity Industries Leasing Company Railroad Car Lease Agreement dated July 1, 2009.		Exhibit 10.2 to the registrant's Form 10-Q filed with the Commission on June 15, 2009.
10.7	RPMG Ethanol Fuel Marketing Agreement dated February 1, 2011.+		Exhibit 10.50 to the registrant's Form 10-K filed with the Commission on February 3, 2011.
10.8	Amended and Restated Ethanol Marketing Agreement between RPMG, Inc. and Highwater Ethanol, LLC dated August 27, 2012. +		Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on September 14, 2012.
10.9	2014 Bonus Plan for CEO and CFO		Exhibit 10.85 to the registrant's Form 10-K filed with the Commission on January 16, 2014
10.10	Employment Agreement between Highwater Ethanol, LLC and Brian Kletscher dated February 26, 2014.		Exhibit 99.2 to the registrant's Form 8-K filed with the Commission on February 28, 2014
10.11	Employment Agreement between Highwater Ethanol, LLC and Lucas Schneider dated February 26, 2014.		Exhibit 99.1 to the registrant's Form 8-K filed with the Commission on February 28, 2014
10.12	Amendment No. 1 to Distiller's Grain Marketing Agreement between Highwater Ethanol, LLC and CHS, Inc. dated February 13, 2014.		Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on March 17, 2014
10.13	Credit Agreement between Highwater Ethanol, LLC and AgStar Financial Services, PCA dated February 27, 2014.		Exhibit 10.2 to the registrant's Form 10-Q filed with the Commission on March 17, 2014
10.14	Revolving Line of Credit Note between Highwater Ethanol, LLC and AgStar Financial Services, PCA dated February 27, 2014.		Exhibit 10.3 to the registrant's Form 10-Q filed with the Commission on March 17, 2014

10.15	Revolving Line of Credit Note between Highwater Ethanol, LLC and United Farm Credit Services, PCA dated February 27, 2014.	Exhibit 10.3 to the registrant's Form 10-Q filed with the Commission on March 17, 2014
10.16	Revolving Line of Credit Note between Highwater Ethanol, LLC and Badgerland Financial, ACA dated February 27, 2014.	Exhibit 10.4 to the registrant's Form 10-Q filed with the Commission on March 17, 2014
10.17	Term Note between Highwater Ethanol, LLC and AgStar Financial Services, PCA dated February 27, 2014.	Exhibit 10.5 to the registrant's Form 10-Q filed with the Commission on March 17, 2014
10.18	Term Note between Highwater Ethanol, LLC and United Farm Credit Services, PCA dated February 27, 2014.	Exhibit 10.6 to the registrant's Form 10-Q filed with the Commission on March 17, 2014
10.19	Term Note between Highwater Ethanol, LLC and Badgerland Financial, ACA dated February 27, 2014.	Exhibit 10.7 to the registrant's Form 10-Q filed with the Commission on March 17, 2014
10.20	Term Revolving Note between Highwater Ethanol, LLC and AgStar Financial Services, PCA dated February 27, 2014.	Exhibit 10.8 to the registrant's Form 10-Q filed with the Commission on March 17, 2014
10.21	Term Revolving Note between Highwater Ethanol, LLC and United Farm Credit Services, PCA dated February 27, 2014.	Exhibit 10.9 to the registrant's Form 10-Q filed with the Commission on March 17, 2014
10.22	Term Revolving Note between Highwater Ethanol, LLC and Badgerland Financial, ACA dated February 27, 2014.	Exhibit 10.10 to the registrant's Form 10-Q filed with the Commission on March 17, 2014
10.23	Security Agreement between Highwater Ethanol, LLC and AgStar Financial Services, PCA dated February 27, 2014.	Exhibit 10.11 to the registrant's Form 10-Q filed with the Commission on March 17, 2014
10.24	Mortgage, Security Agreement, Assignment and Leases and Rents and Fixture Financing Statement between Highwater Ethanol, LLC and AgStar Financial Services, PCA dated February 27, 2014.	Exhibit 10.12 to the registrant's Form 10-Q filed with the Commission on March 17, 2014
10.25	Irrevocable Standby Letter of Credit No. 101 between Highwater Ethanol, LLC and AgStar Financial Services, PCA dated February 27, 2014.	Exhibit 10.13 to the registrant's Form 10-Q filed with the Commission on March 17, 2014
10.26	Easement for Construction and Process Demonstration Agreement between Butamax Advanced Biofuels LLC and Highwater Ethanol, LLC dated September 26, 2013.+	Exhibit 10.79 to the registrant's Form 10-K/A filed with the Commission on May 22, 2014
10.27	Equipment Lease Agreement between Butamax Advanced Biofuels LLC and Highwater Ethanol, LLC dated September 26, 2013.+	Exhibit 10.80 to the registrant's Form 10-K/A filed with the Commission on May 22, 2014
10.28	Technology Demonstration Risk Reduction Agreement between Butamax Advanced Biofuels LLC and Highwater Ethanol, LLC dated September 26, 2013.+	Exhibit 10.81 to the registrant's Form 10-K/A filed with the Commission on May 22, 2014
10.29	Security Agreement between Butamax Advanced Biofuels LLC and Highwater Ethanol, LLC dated September 26, 2013.+	Exhibit 10.82 to the registrant's Form 10-K/A filed with the Commission on May 22, 2014
10.30	Technology License Agreement between Butamax Advanced Biofuels LLC and Highwater Ethanol, LLC dated September 26, 2013.+	Exhibit 10.83 to the registrant's Form 10-K/A filed with the Commission on May 22, 2014
10.31	Distillers Crude Corn Oil Marketing Agreement between CHS Inc. and Highwater Ethanol, LLC dated November 4, 2013.+	Exhibit 10.84 to the registrant's Form 10-K/A filed with the Commission on May 22, 2014
10.32	Amended and Restated Credit Agreement dated September 22, 2014	Exhibit 10.102 to the registrant's Form 10-K filed with the Commission on January 28, 2015

10.33	Amended and Restated Revolving Line of Credit AgStar dated September 22, 2014		Exhibit 10.103 to the registrant's Form 10-K filed with the Commission on January 28, 2015
10.34	Amended and Restated Revolving Line of Credit Badgerland dated September 22, 2014		Exhibit 10.104 to the registrant's Form 10-K filed with the Commission on January 28, 2015
10.35	Amended and Restated Revolving Line of Credit United FCS dated September 22, 2014		Exhibit 10.105 to the registrant's Form 10-K filed with the Commission on January 28, 2015
10.36	Amended and Restated Term Note Badgerland dated September 22, 2014		Exhibit 10.106 to the registrant's Form 10-K filed with the Commission on January 28, 2015
10.37	Amended and Restated Term Note United FCS dated September 22, 2014		Exhibit 10.107 to the registrant's Form 10-K filed with the Commission on January 28, 2015
10.38	Amended and Restated Term Note AgStar dated September 22, 2014		Exhibit 10.108 to the registrant's Form 10-K filed with the Commission on January 28, 2015
10.39	Amended and Restated Term Revolving Note AgStar dated September 22, 2014		Exhibit 10.109 to the registrant's Form 10-K filed with the Commission on January 28, 2015
10.40	Amended and Restated Term Revolving Note Badgerland dated September 22, 2014		Exhibit 10.110 to the registrant's Form 10-K filed with the Commission on January 28, 2015
10.41	Amended and Restated Term Revolving Note United FCS dated September 22, 2014		Exhibit 10.111 to the registrant's Form 10-K filed with the Commission on January 28, 2015
10.42	Amended and Restated Mortgage dated September 22, 2014		Exhibit 10.112 to the registrant's Form 10-K filed with the Commission on January 28, 2015
10.43	First Amendment to Amended and Restated Credit Agreement.		Exhibit 99.1 to the registrant's Form 8-K filed with the Commission on February 27, 2015
10.44	Rice Lake Construction Agreement dated April 24, 2015.		Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on June 11, 2015
10.45	Grain Origination Agreement with CHS, Inc. dated October 15, 2015. +		Exhibit 10.45 to the registrant's Form 10-K filed with the Commission on January 28, 2016
10.46	2015 Executive Bonus Plan		Exhibit 10.46 to the registrant's Form 10-K filed with the Commission on January 28, 2016
10.47	2016 Executive Bonus Plan		Exhibit 10.47 to the registrant's Form 10-K filed with the Commission on January 28, 2016
10.48	Second Amended and Restated Credit Agreement with AgStar dated January 22, 2016		Exhibit 10.48 to the registrant's Form 10-K filed with the Commission on January 28, 2016
10.49	Amended and Restated Security Agreement with AgStar dated January 22, 2016		Exhibit 10.49 to the registrant's Form 10-K filed with the Commission on January 28, 2016
10.50	Second Amended and Restated Term Revolving Note with Agstar dated January 22, 2016		Exhibit 10.50 to the registrant's Form 10-K filed with the Commission on January 28, 2016
10.51	Second Amended and Restated Term Revolving Note with United FCS dated January 22, 2016		Exhibit 10.51 to the registrant's Form 10-K filed with the Commission on January 28, 2016
10.52	Second Amended and Restated Mortgage with AgStar dated January 22, 2016		Exhibit 10.52 to the registrant's Form 10-K filed with the Commission on January 28, 2016
10.53	Second Amended and Restated Term Note with United FCS dated January 22, 2016		Exhibit 10.53 to the registrant's Form 10-K filed with the Commission on January 28, 2016
10.54	Second Amended and Restated Term Note with AgStar dated January 22, 2016		Exhibit 10.54 to the registrant's Form 10-K filed with the Commission on January 28, 2016
10.55	2107 Executive Bonus Plan	X
14.1	Code of Ethics of Highwater Ethanol, LLC adopted on June 26, 2008.		Exhibit 14.1 to the registrant's Form 10-K filed with the Commission on January 29, 2013.
31.1	Certificate Pursuant to 17 CFR 240.13a-14(a)	X
31.2	Certificate Pursuant to 17 CFR 240.13a-14(a)	X
32.1	Certificate Pursuant to 18 U.S.C. Section 1350	X
32.2	Certificate Pursuant to 18 U.S.C. Section 1350	X

101
The following financial information from Highwater Ethanol, LLC's Annual Report on Form 10-K for the fiscal year ended October 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets as of October 31, 2016 and October 31, 2015, (ii) Statements of Operations for the fiscal years ended October 31, 2016, 2015 and 2014, (iii) Statement of Changes in Members' Equity and Comprehensive Income (Loss); (iv) Statements of Cash Flows for the fiscal years ended October 31, 2016, 2015 and 2014, and (v) the Notes to Financial Statements.**

(+)     Confidential Treatment Requested.
(X)    Filed herewith
**     Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HIGHWATER ETHANOL, LLC

Date:	January 25, 2017	/s/ Brian Kletscher
Brian Kletscher
Chief Executive Officer
(Principal Executive Officer)

Date:	January 25, 2017	/s/ Lucas Schneider
Lucas Schneider
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	January 25, 2017	/s/ David Moldan
David Moldan, Chairman and Governor

Date:	January 25, 2017	/s/ Ronald Jorgenson
Ronald Jorgenson, Vice Chairman and Governor

Date:	January 25, 2017	/s/ Warren Pankonin
Warren Pankonin, Secretary and Governor

Date:	January 25, 2017	/s/ Luke Spalj
Luke Spalj, Treasurer and Governor

Date:	January 25, 2017	/s/ Russell Derickson
Russell Derickson, Governor

Date:	January 25, 2017	/s/ William Garth
William Garth, Governor

Date:	January 25, 2017	/s/ George Goblish
George Goblish, Governor

Date:	January 25, 2017	/s/ David Eis
David Eis, Governor

Date:	January 25, 2017	/s/ Michael Landuyt
Michael Landuyt, Governor