Form 10-Q
period 2017-01-31
HIGHWATER ETHANOL LLC
filed 2017-03-08
CIK 1371451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended January 31, 2017

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
☐ Yes     ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  As of March 8, 2017 there were 4,814 membership units outstanding.

PART I    FINANCIAL INFORMATION

Item 1. Financial Statements

HIGHWATER ETHANOL, LLC
Condensed Balance Sheets

ASSETS	January 31, 2017	October 31, 2016
	(Unaudited)
Current Assets
Cash and cash equivalents	$1,737,774	$2,129,800
Derivative instruments	440,769	540,286
Accounts receivable	3,152,885	4,139,687
Inventories	7,332,731	6,958,903
Prepaids and other	59,560	57,981
Total current assets	12,723,719	13,826,657

Property and Equipment
Land and land improvements	12,647,512	12,647,512
Buildings	38,576,751	38,564,729
Office equipment	775,065	774,776
Equipment	70,468,072	69,869,289
Vehicles	74,094	74,094
Construction in progress	126,089	407,989
	122,667,583	122,338,389
Less accumulated depreciation	(49,163,686)	(47,196,051)
Net property and equipment	73,503,897	75,142,338

Other Assets
Investments	2,473,133	2,693,844
Deposits	191,457	191,457
Total other assets	2,664,590	2,885,301

Total Assets	$88,892,206	$91,854,296

LIABILITIES AND MEMBERS' EQUITY	January 31, 2017	October 31, 2016
	(Unaudited)
Current Liabilities
Accounts payable	$1,957,410	$2,882,943
Accrued expenses	991,700	1,014,137
Current maturities of long-term debt	3,301,313	3,297,327
Total current liabilities	6,250,423	7,194,407

Long-Term Debt	10,186,951	13,807,492

Commitments and Contingencies

Members' Equity
Members' equity, 4,892 units outstanding	72,454,832	70,852,397

Total Liabilities and Members’ Equity	$88,892,206	$91,854,296

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Condensed Unaudited Statements of Operations

	Three Months Ended
	January 31, 2017	January 31, 2016

Revenues	$27,058,613	$24,199,824

Cost of Goods Sold	22,866,803	24,765,213

Gross Profit (Loss)	4,191,810	(565,389)

Operating Expenses	724,020	693,902

Operating Profit (Loss)	3,467,790	(1,259,291)

Other Income (Expense)
Interest income	502	1,655
Other income	2,293	5,936
Interest expense	(201,486)	(134,543)
Income from equity method investments	21,076	62,050
Total other income (expense), net	(177,615)	(64,902)

Net Income (Loss)	$3,290,175	$(1,324,193)

Weighted Average Units Outstanding	4,892	4,936
Net Income (Loss) Per Unit	$672.56	$(268.27)
Distributions Per Unit	$345	$400

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Condensed Unaudited Statements of Cash Flows

	Three Months Ended
	January 31, 2017	January 31, 2016
Cash Flows from Operating Activities
Net income (loss)	$3,290,175	$(1,324,193)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	1,992,454	1,750,158
Income from equity method investments	(21,076)	(62,050)
Gain on sale of asset	(6,593)	—
Non-cash patronage income	(12,297)	—
Changes in assets and liabilities
Accounts receivable	986,802	(437,885)
Inventories	(373,828)	391,936
Derivative instruments	99,517	272,512
Prepaids and other	(1,579)	(3,439)
Customer deposits	—	321,236
Accounts payable	(799,834)	304,525
Accrued expenses	(22,437)	(135,618)
Net cash provided by operating activities	5,131,304	1,077,182

Cash Flows from Investing Activities
Capital expenditures	(464,323)	(2,356,002)
Proceeds from sale of asset	16,023	—
Distributions from equity method investments	254,084	397,418
Net cash used in investing activities	(194,216)	(1,958,584)

Cash Flows from Financing Activities
Payments on long-term debt	(3,641,374)	(1,159,858)
Member distributions	(1,687,740)	(1,974,400)
Net cash used in financing activities	(5,329,114)	(3,134,258)

Net Decrease in Cash and Cash Equivalents	(392,026)	(4,015,660)

Cash and Cash equivalents – Beginning of Period	2,129,800	9,205,643

Cash and Cash equivalents – End of Period	$1,737,774	$5,189,983

Supplemental Cash Flow Information
Cash paid for interest	$102,385	$201,029

Supplemental Disclosure of Noncash Financing and Investing Activities
Capital expenditures included in accounts payable	$64,571	$261,436

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
January 31, 2017

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations.  The accompanying balance sheet and related notes as of October 31, 2016 are derived from the audited financial statements as of that date. These condensed financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company’s audited financial statements for the year ended October 31, 2016, contained in the Company’s Form 10-K.

In the opinion of management, the interim condensed financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for fair presentation of the Company's financial position as of January 31, 2017 and the results of operations and cash flows for all periods presented.

Nature of Business

Highwater Ethanol, LLC, (a Minnesota Limited Liability Company) operates a 50 million gallon per year ethanol plant in Lamberton, Minnesota. The Company produces and sells, primarily through third-party professional marketers, fuel ethanol and co-products of the fuel ethanol production process in the continental United States, Mexico and Canada.

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
January 31, 2017

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

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts receivable, and accounts payable, and other working capital items approximate fair value at January 31, 2017 due to the short maturity nature of these instruments.

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

Equity Method Investments

The Company has a 7% investment interest in an unlisted company, Renewable Products Marketing Group, LLC (RPMG), who markets the Company’s ethanol. The Company also has a 7% ownership interest in Lawrenceville Tank, LLC (LT), which owns and operates a trans load/tank facility near Atlanta, Georgia. These investments are flow-through entities and are being accounted for by the equity method of accounting under which the Company’s share of net income is recognized as income in the Company’s statements of operations and added to the investment account. Distributions or dividends received from the investment are treated as a reduction of the investment account. The Company consistently follows the practice of recognizing the net income from equity method investments based on the most recent reliable data. Therefore, the net income which is reported in the Company's statement of operations for the quarter ended January 31, 2017 is based on the investee’s results of operations for the three month period ended December 31, 2016.

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

In April 2015, the FASB issued ASU No. 2015-03 (ASU 2015-03), Interest-Imputation of Interest, which simplifies the presentation of debt issuance costs.  The new standard debt issuance costs will be reclassified as a deduction to the carrying amount of the related debt balance, therefore, decreasing both assets and liabilities.  ASU 2015-03 was effective for fiscal years, and interim

HIGHWATER ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
January 31, 2017

periods within those years, beginning after December 31, 2015.  The Company implemented ASU 2015-03 effective November 1, 2016. The effect was offsetting current and long term debt by $105,528 at January 31, 2017 and retroactively offsetting long term debt by $130,347 at October 31, 2016.

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

3. FAIR VALUE MEASUREMENTS

The following table provides information on those assets (liabilities) measured at fair value on a recurring basis.

	Fair Value as of	Fair Value Measurement Using
	January 31, 2017	Level 1	Level 2	Level 3
Derivative instruments - commodities	$(507,700)	$(507,700)	$—	$—

	Fair Value as of	Fair Value Measurement Using
	October 31, 2016	Level 1	Level 2	Level 3
Derivative instruments - commodities	$(706,473)	$(706,473)	$—	$—

The Company determines the fair values of commodities by obtaining the fair value measurements from an independent pricing service based on dealer quotes and live trading levels from the Chicago Board of Trade.

4. INVENTORIES

Inventories consisted of the following at:

HIGHWATER ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
January 31, 2017

	January 31, 2017	October 31, 2016

Raw materials	$1,995,072	$3,243,617
Spare parts and supplies	2,895,213	2,327,674
Work in process	776,785	611,347
Finished goods	1,665,661	776,265
Total	$7,332,731	$6,958,903

5. DERIVATIVE INSTRUMENTS

As of January 31, 2017, the Company had entered into corn derivative instruments, which are required to be recorded as either assets or liabilities at fair value in the balance sheet. The Company uses these instruments to manage risks from changes in market rates and prices. They are not used for speculative purposes. Derivatives qualify for treatment as hedges when there is a high correlation between the change in fair value of the derivative instrument and the related change in value of the underlying hedged item. The Company may designate the hedging instruments based upon the exposure being hedged as a fair value hedge, a cash flow hedge or a hedge against foreign currency exposure. The derivative instruments outstanding at January 31, 2017 are not designated as effective hedges for accounting purposes.

Commodity Contracts

As of January 31, 2017, the Company has open positions for 750,000 bushels of corn. Management expects all open positions outstanding as of January 31, 2017 to be realized within the next twelve months.

The following tables provide details regarding the Company's derivative instruments at January 31, 2017 and October 31, 2016:

Instrument	Balance Sheet location	January 31, 2017	October 31, 2016

Corn, natural gas and ethanol contracts
In gain position		$305,141	$523,218
In loss position		(812,841)	(1,229,691)
Deposits with broker		948,469	1,246,759
	Current assets	$440,769	$540,286

The following tables provide details regarding the gains (losses) from the Company's derivative instruments in the statements of operations, none of which are designated as hedging instruments:

	Statement of	Three Months Ended January 31,
	Operations location	2017	2016
Ethanol contracts	Revenues	$225,732	$(229,837)
Corn contracts	Cost of goods sold	550,336	40,032
Natural gas contracts	Cost of goods sold	(3,140)	(87,331)

6. DEBT FINANCING

Long-term debt consists of the following at:

HIGHWATER ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
January 31, 2017

	January 31, 2017	October 31, 2016
Variable Rate Term Loan	$12,250,000	$12,750,000

Term Revolving Loan	1,000,000	3,937,839

Capital lease	343,792	547,327

Less debt issuance costs	(105,528)	(130,347)

Total	13,488,264	17,104,819

Less amounts due within one year	3,301,313	3,297,327

Net long-term debt	$10,186,951	$13,807,492

Bank Financing

On January 22, 2016, the Company entered into a Second Amended and Restated Credit Agreement with AgStar Financial Services, PCA, as administrative agent for several financial institutions ("AgStar") which amended the Amended and Restated Credit Agreement dated September 22, 2014. The Second Amended and Restated Credit Agreement decreased the Term Loan to $15,000,000, increased the Term Revolving Loan to $15,000,000 and eliminated the Revolving Line of Credit.
Term Loan

The Term Loan is for $15,000,000 with a variable interest rate that is equal to the 30-day LIBOR rate plus 325 basis points with no minimum interest rate. The applicable interest rate at January 31, 2017 was 3.91%. Monthly principal payments are due on the Term Loan of approximately $250,000 plus accrued interest. Payments are based upon a five year amortization and the Term Loan is fully amortized. The outstanding balance on this note was $12,250,000 at January 31, 2017. The Company may convert the Term Loan to a fixed rate loan, subject to certain conditions as described in the Second Amended and Restated Credit Agreement and with the consent of AgStar.

Term Revolving Loan

The Term Revolving Loan is for up to $15,000,000 with a variable interest rate that is the 30-day LIBOR rate plus 325 basis points with no minimum interest rate. The applicable interest rate at January 31, 2017 was 3.91%. The availability under the Term Revolving Loan increases to $20,000,000 after the Term Loan is paid down to $10,000,000 so long as at least one or more of the participating banks agrees to raise its commitment. The Term Revolving Loan may be advanced, repaid and re-borrowed during the term. Monthly interest payments are due on the Term Revolving Loan. Payment of all amounts outstanding due on January 22, 2023. The outstanding balance on this note was $1,000,000 at January 31, 2017. The Company also has $1,000,000 in letters of credit outstanding at January 31, 2017 which reduce the amount available under the Term Revolving Loan. The Company pays interest at a rate of 1.50% on amounts outstanding for the letters of credit. The Company is also required to pay unused commitment fees for the Term Revolving Loan as defined in the Second Amended and Restated Credit Agreement.

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

HIGHWATER ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
January 31, 2017

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
Capital Lease

The Company entered into a series of related definitive agreements, dated September 26, 2013, with Butamax which include an Easement for Construction and Process Demonstration Agreement, an Equipment Lease Agreement, a Technology License Agreement, a Technology Demonstration Risk Reduction Agreement and a Security Agreement (collectively, the "Agreements") pursuant to which Butamax has agreed to construct, install and lease its corn oil separation system and license to the Company its proprietary, patent-protected corn oil separation technology.  Pursuant to the Agreements, the Company agreed to give Butamax access to the plant in order to construct, install, operate, test and commercially validate a corn oil separation system. Butamax retains ownership of the corn oil separation system and technology but agrees to lease it to the Company for a term of 120 months subject to Butamax's right to remove the system if the Company is in breach of the Agreements. The term of the lease may also be extended or terminated pursuant to the terms of the Agreements. The Company is responsible for repairs and maintenance of the system and bear the risk of loss. In return, the Company agrees to payment of certain license fees which are subject to being reduced under the terms of the Agreements if the corn oil separation system does not meet certain performance goals.  The Agreements provide that the corn oil separation system shall be conveyed to the Company at the end of the term so long as the Company is not in breach of the Agreements. The Company granted a security interest to Butamax in the corn oil separation system to secure its obligations under the Agreements.  Pursuant to the Agreements, the Company agreed, subject to certain obligations of confidentiality, to provide Butamax with Company information on a monthly basis including business and financial information and have granted Butamax the option to have a representative present in board and committee meetings as an observer.  The Company also agreed to give Butamax notice in the event of an issuance or sale of membership interests or convertible debt instruments.  The Company recorded this as a capital lease in April 2014, and the balance as of January 31, 2017 was $343,792.

The estimated maturities of the long-term debt at January 31, 2017 are as follows:

	Principal	Debt Issuance Costs	Total
January 2018	$3,343,792	$(42,479)	$3,301,313
January 2019	3,000,000	(31,748)	2,968,252
January 2020	3,000,000	(21,016)	2,978,984
January 2021	3,000,000	(9,837)	2,990,163
January 2022	250,000	(448)	249,552
January 2023 and thereafter	1,000,000	—	1,000,000
Long-term debt	$13,593,792	$(105,528)	$13,488,264

7. COMMITMENTS AND CONTINGENCIES

Regulatory Agencies

The Company is subject to oversight from regulatory agencies regarding environmental concerns which arise in the ordinary course of its business.

Forward Contracts

At January 31, 2017, the Company has approximately 10,287,000 bushels of forward fixed basis corn contracts and 483,000 bushels of forward fixed price corn contracts valued at approximately$1,550,000. These purchase contracts are for various delivery periods through October 2017. At January 31, 2017 the Company had approximately 3,167,000 MMBTUs of forward fixed price natural gas purchase contracts valued at approximately $9,795,000 for various delivery periods through September 2018. In addition, at January 31, 2017, the Company also has approximately 100,000 gallons of forward fixed price denaturant purchase contracts valued at $123,000 for various delivery periods through February 2017.

At January 31, 2017, The Company has approximately 4,640,000 gallons of forward fixed price ethanol sales contracts valued at approximately $6,165,000 for delivery periods through March 2017. At January 31, 2017 the Company has approximately 12,500 tons of forward fixed price dried distillers grains sales contracts valued at $1,272,000 for various delivery periods through May 2017. In addition, at January 31, 2017, the Company had approximately 15,100 tons of forward fixed price modified distillers grains sales contracts valued at approximately $846,000 for delivery periods through October 2017. In addition, at January 31, 2017, the Company has approximately 350,000 pounds of forward fixed price corn oil sales contracts valued at approximately $95,000 for delivery periods through February 2017.

Construction

The Company will construct an additional grain storage bin which is expected to add 600,000 bushels of storage and cost approximately $1,600,000. The project is expected to be completed during the fourth quarter of the Company's 2017 fiscal year.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three month periods ended January 31, 2017, compared to the same periods of the prior fiscal year. This discussion should be read in conjunction with the condensed financial statements and notes and the information contained in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2016.

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

We have commenced a construction project to add additional grain storage which is expected to add 600,000 bushels of storage and cost approximately $1,600,000. The project is expected to be completed during the fourth quarter of our 2017 fiscal year. We expect to fund the project with our existing credit facilities and cash generated from operations.

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

In the past, China has been the world's largest importer of distillers grains produced in the U.S and a significant importer of ethanol produced in the U.S. However, last year, China began an anti-dumping and countervailing duty investigation related to distillers grains imported from the United States which contributed to a decline in distillers grains shipped to China. Last fall, China issued a preliminary ruling imposing immediate anti-dumping and anti-subsidy duties on distillers grains that are produced in the United States. On January 10, 2017, China announced a final ruling increasing anti-dumping duties to a range of 42.2% to 53.7%, up from 33.8% in its preliminary decision. Anti-subsidy duties will range from 11.2% to 12%, up from 10%-10.7% in its preliminary decision. In addition, in January 2017, China raised its tariff on ethanol produced in the U.S. to 30%. The imposition of these trade restrictions on distillers grains and ethanol are expected to result in declines in demand from this top importer requiring U.S. producers to seek out alternative markets.

We expect to fund our operations during the next 12 months using cash flow from our continuing operations and our current credit facilities. However, should we experience unfavorable operating conditions in the ethanol industry that prevent us from profitably operating the ethanol plant, we may need to seek additional funding.

Results of Operations for the Three Months Ended January 31, 2017 and 2016

The following table shows the results of our operations and the approximate percentage of revenues, costs of goods sold, operating expenses and other items to total revenues in our unaudited statements of operations for the three months ended January 31, 2017 and 2016:

	2017		2016
Statements of Operations Data	Amount (unaudited)%		Amount (unaudited)%

Revenues	$27,058,613	100.00%	$24,199,824	100.00%
Cost of Goods Sold	22,866,803	84.51%	24,765,213	102.34%
Gross Profit (Loss)	4,191,810	15.49%	(565,389)	(2.34)%
Operating Expenses	724,020	2.68%	693,902	2.87%
Operating Profit (Loss)	3,467,790	12.82%	(1,259,291)	(5.20)%
Other Income (Expense)	(177,615)	(0.66)%	(64,902)	(0.27)%
Net Income (Loss)	$3,290,175	12.16%	$(1,324,193)	(5.47)%

The following table shows the sources of our revenue for the three months ended January 31, 2017 and 2016.

	2017		2016
Revenue Sources	Amount (Unaudited)%		Amount (Unaudited)%

Ethanol Sales	$22,321,483	82.49%	$19,027,746	78.63%
Modified Distillers Grains Sales	567,298	2.10%	707,672	2.92%
Dried Distillers Grains Sales	3,256,176	12.03%	3,800,768	15.71%
Corn Oil Sales	913,656	3.38%	663,638	2.74%
Total Revenues	$27,058,613	100.00%	$24,199,824	100.00%

Revenue
Ethanol
Our total revenues were higher for the three months ended January 31, 2017, as compared to the three months ended January 31, 2016. Revenue from ethanol sales increased by approximately 17.3% during the three months ended January 31, 2017, as compared to the three months ended January 31, 2016, due primarily to an increase in the average price per gallon of ethanol sold and an increase in the number of gallons of ethanol sold. The average price per gallon of ethanol sold for the three months ended January 31, 2017 was approximately 15.0% higher than the average price we received for the three months ended January 31, 2016 due to increased demand in November and December, 2016.
    Ethanol prices will likely continue to generally be directionally consistent with changes in corn and energy prices. If corn and gasoline prices decrease, that could have a significant negative impact on the price of ethanol particularly if ethanol stocks were to increase. In addition, an increase by the Chinese government in January 2017 of the tariff on ethanol produced in the U.S. to 30% has had a negative effect on export demand to China and is expected to result in lower ethanol prices unless additional demand can be created from other foreign markets or domestically.
The number of gallons of ethanol sold during the three months ended January 31, 2017 increased by approximately 1.7% as compared to the number of gallons of ethanol sold for the three months ended January 31, 2016, due to higher ethanol production. Management anticipates that the amount of ethanol produced for the three months ended January 31, 2017, will remain relatively consistent in the future.

In the ordinary course of business, we enter into forward contracts for our commodity purchases and sales. At January 31, 2017, we had approximately 4,640,000 gallons of forward fixed price ethanol sales contracts valued at approximately $6,165,000 for delivery periods through March 2017. We had gains related to ethanol based derivative instruments of approximately $226,000 for the three months ended January 31, 2017. We had losses related to ethanol based derivative instruments of approximately $230,000 for the three months ended January 31, 2016.

Distillers Grains

Revenue from distillers grains sales decreased by approximately 15.2% during the three months ended January 31, 2017, as compared to the three months ended January 31, 2016. This is primarily a result of lower dried and modified distillers grains prices during the three months ended January 31, 2017, as compared to the three months ended January 31, 2016. For the three months ended January 31, 2017, the average price per ton of dried distillers grains sold was approximately 11.1% lower than the average price we received during the three months ended January 31, 2016, due to lower corn prices and lower domestic and export demand. For the three months ended January 31, 2017, the average price per ton of modified distillers grains sold was approximately 7.4% lower than during the three months ended January 31, 2016, due to decreased demand in our local area.

Distillers grains prices typically change in proportion to corn prices and availability of corn. Management attributes the decrease in the average price we received for dried distillers grains to lower corn prices in response to a large 2016 corn crop and lower domestic and foreign demand. Domestic demand for distillers grains could also remain low due to expansion of production capacity in the ethanol industry or if corn prices decline and end-users switch to lower priced alternatives.

China has been a significant consumer of exported distillers grains particularly since December 2014 following the resolution of a dispute related to China's objection to the presence of an unapproved genetically modified organism in some U.S. shipments. However, an anti-dumping investigation began by the Chinese government on January 12, 2016 into distillers grains produced in the U.S. and the recent imposition by China of anti-dumping and anti-subsidy duties on U.S. imports has had a negative effect on export demand from China resulting in lower distillers grains prices. Last fall, China issued a preliminary ruling imposing immediate anti-dumping and anti-subsidy duties on distillers grains that are produced in the United States. On January 10, 2017, China announced a final ruling increasing anti-dumping and anti-subsidy duties. The imposition of these duties are expected to result in a further decline in demand from this top importer and distillers grains prices could remain low unless additional demand can be created from other foreign markets or domestically.

The tons of dried distillers grains sold during the three months ended January 31, 2017, decreased by approximately 3.7% as compared to the tons of dried distillers grains we sold for the three months ended January 31, 2016. In addition, the tons of modified distillers grains we sold during the three months ended January 31, 2017, decreased by approximately 13.4% as compared to the three months ended January 31, 2016. These decreases were due to timing of distillers grains shipments. Management anticipates that the overall amount of distillers grains produced for the three months ended January 31, 2017, will remain relatively consistent in the future.

At January 31, 2017, we have approximately 12,500 tons of forward dried distiller grains sales contracts valued at $1,272,000 at for various delivery periods through May 2017. In addition, at January 31, 2017, the Company had approximately 15,100 tons of forward fixed price modified distillers grains sales contracts valued at approximately $846,000 for delivery periods through October 2017.

Corn Oil

Revenue from corn oil sales increased by approximately 37.7% during the three months ended January 31, 2017, as compared to the three months ended January 31, 2016. This is primarily a result of higher corn oil prices and an increase in pounds of corn oil sold during the three months ended January 31, 2017, as compared to the three months ended January 31, 2016. For the three months ended January 31, 2017, the average price per pound of corn oil we received was approximately 17.4% higher than during the three months ended January 31, 2016, due to increased demand from the corn oil feed market. Management anticipates that corn oil prices in the future will be affected by changes in corn and energy prices and the status of the biodiesel blenders' tax credit.

The pounds of corn oil sold during the three months ended January 31, 2017, increased by approximately 9.5% as compared to the the three months ended January 31, 2016, due to higher ethanol production. However, in January 2017, we experienced a decrease in corn oil production due to problems with our corn oil equipment. Management anticipates that our corn oil production will continue to be lower during the second quarter of our 2017 fiscal year until repairs on the corn oil equipment have been completed.

At January 31, 2017, we had approximately 350,000 pounds of forward fixed price corn oil sales contracts valued at approximately $95,000 for delivery periods through February 2017.

Cost of Goods Sold

Our two largest costs of production are corn (70.8% of cost of goods sold for the three months ended January 31, 2017) and natural gas (7.3% of cost of goods sold for the three months ended January 31, 2017). Our total cost of goods sold was approximately 7.6% less during the three months ended January 31, 2017, as compared to the three months ended January 31, 2016.

Corn

Our average price per bushel of corn for the three months ended January 31, 2017 decreased by approximately 11.3% per bushel, as compared to the three months ended January 31, 2016 due to a large corn crop harvested in the fall of 2016.

Management expects there to be an adequate corn supply available in our area to operate the ethanol plant. However, corn prices and availability will likely remain volatile in the future and may be impacted by weather conditions, supply and demand, stocks and other factors and could significantly impact our costs of production.

We used approximately 3.8% more bushels of corn in the three months ended January 31, 2017, as compared to the three months ended January 31, 2016, due to higher ethanol production.

At January 31, 2017, we have approximately 10,287,000 bushels of forward fixed basis corn contracts and 483,000 bushels of forward fixed price corn contracts valued at approximately $1,550,000 purchase contracts for various delivery periods through October 2017. For the three months ended January 31, 2017, we had gains related to corn derivative instruments of approximately $550,000. For the three months ended January 31, 2016, we had gains related to corn derivative instruments of approximately $40,000.

Natural Gas

Our average price per MMBTU of natural gas was approximately 7.3% lower for the three months ended January 31, 2017, as compared to the three months ended January 31, 2016. Natural gas prices were lower due to lower demand resulting primarily from a relatively mild winter. Management anticipates that natural gas prices will continue at their current levels unless the natural gas industry experiences production problems or if there are large increases in natural gas demand.

For the three months ended January 31, 2017, we purchased approximately 5.2% more natural gas as compared to the three months ended January 31, 2016. This increase in natural gas usage is primarily due to higher ethanol production and an increase in dried distillers grains production.

At January 31, 2017, we have approximately 3,167,000 MMBTUs of forward natural gas sales contracts valued at approximately $9,795,000 for various delivery periods through September 2018. For the three months ended January 31, 2017, we had losses related to natural gas derivative instruments of approximately $3,000. For the three months ended January 31, 2016, we had losses related to natural gas derivative instruments of approximately $87,000.

Operating Expense

We had operating expenses for the three months ended January 31, 2017 of $724,020, as compared to operating expenses of $693,902 for the three months ended January 31, 2016. Management attributes this increase in operating expenses primarily to an increase in professional fees and training for the three months ended January 31, 2017, as compared to the three months ended January 31, 2016. Management continues to pursue strategies to optimize efficiencies and maximize production. These efforts may result in a decrease in our operating expenses on a per gallon basis. However, because these expenses do not vary with the level of production at the plant, we expect our operating expenses to remain relatively steady.

Operating Profit

We had profit from operations for the three months ended January 31, 2017 of $3,467,790, which is approximately 12.82% of our revenues, compared to a loss of $1,259,291, which was approximately (5.20)% of our revenues, for the three months ended January 31, 2016. This increase in our operating income is primarily due to an increase in the price we received for our ethanol relative to the price we paid for corn.

Other Income (Expense)

We had total other expense for the three months ended January 31, 2017 of $177,615, as compared to other expense of $64,902 for the three months ended January 31, 2016. Our other expense for the three months ended January 31, 2017, consisted primarily of interest expense offset by income from investments. This increase in other expense is primarily due to interest capitalized as a part of construction projects in 2016 and lower income from equity method investments in 2017.

Changes in Financial Condition for the Three Months Ended January 31, 2017

The following table highlights the changes in our financial condition for the three months ended January 31, 2017 from our previous fiscal year ended October 31, 2016:

	January 31, 2017 (unaudited)	October 31, 2016
Current Assets	$12,723,719	$13,826,657
Current Liabilities	6,250,423	7,194,407
Long-Term Debt	10,186,951	13,807,492

Current Assets

The decrease in current assets is primarily the result of decreases in cash and cash equivalents, derivative instruments and accounts receivable, which were offset partially by increases in inventories at January 31, 2017, as compared to October 31, 2016. We used cash to pay a distribution to our members in December 2016, to pay down long-term debt and for capital expenditures.

Current Liabilities

The decrease in current liabilities is due primarily to decreases in accounts payable and accrued expenses which were offset partially by an increase in current maturities of long-term debt at January 31, 2017, as compared to October 31, 2016.

Long-Term Debt

Long-term debt decreased at January 31, 2017, as compared to October 31, 2016, primarily due to scheduled and unscheduled principal repayments on our loans.

Liquidity and Capital Resources

Our primary sources of liquidity are our Term Revolving Loan and cash generated from operations. Based on financial forecasts prepared by our management, we anticipate that we will have sufficient cash on hand, cash from our current credit facilities, and cash from our operations to continue to operate the ethanol plant at capacity for the next 12 months. We do not currently anticipate seeking additional equity or debt financing in the near term. However, high corn prices significantly increase our cost of goods sold. If increases in cost of goods sold are not offset by corresponding increases in the prices we receive from the sale of our products, these increases in cost of goods sold can have a significant negative impact on our financial performance. If we experience unfavorable operating conditions in the ethanol industry that prevent us from profitably operating the ethanol plant, we could have difficulty maintaining our liquidity and we may have to secure additional debt or equity financing for working capital or other purposes. We do not currently anticipate that we will need to secure additional capital resources for any other significant purchases of property and equipment in the next 12 months.

The following table shows cash flows for the three months ended January 31, 2017 and 2016:

	2017	2016
	(unaudited)	(unaudited)
Net cash provided by operating activities	$5,131,304	$1,077,182
Net cash used in investing activities	(194,216)	(1,958,584)
Net cash used in financing activities	(5,329,114)	(3,134,258)

Cash Flow From Operations

We experienced an increase in our cash provided by operating activities for the three months ended January 31, 2017, as compared to the same period in 2016. This increase was primarily due to an increase in our net income for the three months ended January 31, 2017, as compared to the same period in 2016. During the three months ended January 31, 2017, our capital needs were being adequately met through cash from our operating activities and our cash on hand.

Cash Flow From Investing Activities

We used less cash in investing activities for the three month period ended January 31, 2017, as compared to the same period in 2016. This change was primarily due to a decrease in capital expenditures and partially offset by a decrease in cash distributions from an investment received during the three months ended January 31, 2017.

Cash Flow From Financing Activities

We used more cash for financing activities during the three months ended January 31, 2017, as compared to the same period in 2016. This increase was the result of increased payments on long-term debt which was partially offset by distributing less cash to our members during the three months ended January 31, 2017, as compared to the same period in 2016.

Short-Term and Long-Term Debt Sources

On January 22, 2016, we entered into a Second Amended and Restated Credit Agreement with AgStar Financial Services, PCA ("AgStar") which amended the Amended and Restated Credit Agreement dated September 22, 2014. In connection therewith, as of the same date, we executed Second Amended and Restated Term Notes, Second Amended and Restated Term Revolving Notes, an Amended and Restated Security Agreement and a Second Amended and Restated Mortgage, Security Agreement, Assignment of Leases and Fixture Financing Statement. The Second Amended and Restated Credit Agreement decreases the Term Loan from $27,000,000 to $15,000,000, increases the Term Revolving Loan from $5,000,000 to $15,000,000 and eliminates the Revolving Line of Credit.

Term Loan

The Term Loan is for $15,000,000 with a variable interest rate that is equal to 30-day LIBOR rate plus 325 basis points with no minimum interest rate. The applicable interest rate at January 31, 2017 was 3.91%. Monthly principal payments are due on the Term Loan of approximately $250,000 plus accrued interest. Payments are based upon a five year amortization and the Term Loan is fully amortized. The outstanding balance on this note was $12,250,000 at January 31, 2017. We may convert the Term Loan to a fixed rate loan, subject to certain conditions as described in the Second Amended and Restated Credit Agreement and with the consent of AgStar.

Term Revolving Loan

The Term Revolving Loan is for up to $15,000,000 with a variable interest rate that is the 30-day LIBOR rate plus 325 basis points with no minimum interest rate. The applicable interest rate at January 31, 2017 was 3.91%. The availability under the Term Revolving Loan increases to $20,000,000 after the Term Loan is paid down to $10,000,000 so long as at least one or more of the participating banks agrees to raise its commitment. The Term Revolving Loan may be advanced, repaid and re-borrowed during the term. Monthly interest payments are due on the Term Revolving Loan with payment of all amounts outstanding due on January 22, 2023. The outstanding balance on this note was $1,000,000 at January 31, 2017. We also have $1,000,000 in letters of credit outstanding at January 31, 2017 which reduce the amount available under the Term Revolving Loan. We pay interest at a rate of 1.50% on amounts outstanding for the letters of credit. We are also required to pay unused commitment fees for the Term Revolving Loan as defined in the Second Amended and Restated Credit Agreement.

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

Capital Lease

We entered into a series of related definitive agreements dated September 26, 2013 with Butamax which include an Easement for Construction and Process Demonstration Agreement, an Equipment Lease Agreement, a Technology License Agreement, a Technology Demonstration Risk Reduction Agreement and a Security Agreement (collectively, the "Agreements") pursuant to which Butamax constructed, installed and leases its corn oil separation system and licenses to the Company its proprietary, patent-protected corn oil separation technology.  Pursuant to the Agreements, we agreed to give Butamax access to our plant in order to construct, install, operate, test and commercially validate its corn oil separation system. Butamax retains ownership of the corn oil separation system and technology but leases it to the Company for a term of 120 months subject to Butamax's right to remove the system if we are in breach of the Agreements. The term of the lease may also be extended or terminated pursuant to the terms of the Agreements and we are responsible for repairs and maintenance of the system and bear the risk of loss. In return, we agree to payment of certain license fees which are subject to being reduced under the terms of the Agreements if the corn oil separation system does not meet certain performance goals.  The Agreements provide that the corn oil separation system shall be conveyed to the Company at the end of the term so long as we are not in breach of the Agreements. We have granted a security interest to Butamax in the corn oil separation system to secure our obligations under the Agreements.  Pursuant to the Agreements, we agreed, subject to certain obligations of confidentiality, to provide Butamax with Company information on a monthly basis including business and financial information and have granted Butamax the option to have a representative present in board and committee meetings as an observer.  We also agreed to give Butamax notice in the event of an issuance or sale of membership interests or convertible debt instruments.  If definitive agreements for biobutanol production are not executed, either the Company or Butamax may request that the corn oil separation system be removed and the license for the technology terminated.  We recorded this as a capital lease in April, 2014. The total outstanding commitment under the lease as of January 31, 2017 is $343,792, not including imputed interest payments.

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

Capital Expenditures
We have commenced a construction project to add additional grain storage which is expected to add 600,000 bushels of storage and cost approximately $1,600,000. The project is expected to be completed during the fourth quarter of our 2017 fiscal year. We expect to fund the project with our existing credit facilities and cash generated from operations.
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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from our Term Loan and our Term Revolving Loan, each bearing a variable interest rate.  As of January 31, 2017, we had $12,250,000 outstanding on the Term Loan and $1,000,000 outstanding on the Term Revolving Loan. Interest will accrue at the greater of the 30-day LIBOR rate plus 325 basis points. The applicable interest rate on these loans at January 31, 2017 was 3.91%. If we were to experience a 10% adverse change in LIBOR, the annual effect such change would have on our income statement, based on the amount we had outstanding on our Term Loan and Term Revolving Loan at January 31, 2017, would be approximately $8,700.

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

As of January 31, 2017, the fair values of our commodity-based derivative instruments are a net liability of approximately $508,000. As the prices of the hedged commodity moves in reaction to market trends and information, our statement of operations will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to protect the Company over the term of the contracts for the hedged amounts.

In the ordinary course of business, we enter into forward contracts for our commodity purchases. At January 31, 2017, we have approximately 10,287,000 bushels of forward fixed basis corn contracts and 483,000 bushels of forward fixed price corn contracts valued at approximately $1,550,000. These purchase contracts are for various delivery periods through October 2017. At January 31, 2017, we have approximately 3,167,000 MMBTUs of forward natural gas fixed price purchase contracts valued at approximately $9,795,000 for delivery periods through September 2018. In addition, at January 31, 2017, we have approximately 100,000 gallons of forward fixed price denaturant purchase contracts valued at approximately $123,000 for delivery periods through February 2017.

In the ordinary course of business, we enter into forward contracts for our commodity sales. At January 31, 2017, we have approximately 4,640,000 gallons of forward fixed price ethanol sales contracts valued at approximately $6,165,000 for delivery periods through March 2017. At January 31, 2017, we have approximately 12,500 tons of forward fixed price dried distillers grains sales contracts valued at approximately $1,272,000 for delivery periods through May 2017. At January 31, 2017, we have approximately 15,100 tons of forward fixed price modified distillers grains sales contracts valued at approximately $846,000 for delivery periods through October 2017. In addition, at January 31, 2017, we have approximately 350,000 pounds of forward fixed price corn oil sales contracts valued at approximately $95,000 for delivery periods through February 2017.
At January 31, 2017, we have open positions for 750,000 bushels of corn. These derivatives have not been designated as effective hedges for accounting purposes and are forecasted to settle within the next twelve months. We recorded gains due to changes in the fair value of our outstanding corn derivative positions for the fiscal year ended January 31, 2017 of approximately $550,000. At January 31, 2016, we recorded gains due to changes in the fair value of our outstanding corn derivative positions of approximately $40,000. For the fiscal year ended January 31, 2017, we recorded gains due to changes in the fair value of our outstanding ethanol derivative positions of approximately $226,000. For the fiscal year ended January 31, 2016, we recorded losses due to changes in the fair value of our outstanding ethanol derivative positions of approximately $230,000. For the fiscal year ended January 31, 2017, we recorded losses due to the change in fair value of our outstanding natural gas derivative positions of approximately $3,000. For the fiscal year ended January 31, 2016, we recorded losses due to the change in fair value of our outstanding natural gas derivative positions of approximately $87,000.

As commodity prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to produce long-term positive growth for us.

A sensitivity analysis has been prepared to estimate our exposure to ethanol, distillers grains, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas prices and average ethanol and distillers grains prices as of January 31, 2017 net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from January 31, 2017. The results of this analysis, which may differ from actual results, are approximately as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price as of January 31, 2017	Approximate Adverse Change to Income
Natural Gas	1,499,390	MMBTU	10%	$467,810
Ethanol	59,500,000	Gallons	10%	$8,032,500
Corn	20,517,241	Bushels	10%	$6,503,965
DDGs	141,312	Tons	10%	$1,384,858

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

Our management, including our Chief Executive Officer (the principal executive officer), Brian Kletscher, along with our Chief Financial Officer (the principal financial officer), Lucas Schneider, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of January 31, 2017.  Based on this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended January 31, 2017, which were identified in connection with management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

The following risk factors are provided due to material changes from the risk factors previously disclosed in our annual report on Form 10-K. The risk factors set forth below should be read in conjunction with the risk factors section and the Management's Discussion and Analysis section for the fiscal year ended October 31, 2016, included in our annual report on Form 10-K.

Distillers grains demand and prices may be negatively impacted by the imposition by the Chinese government of anti-dumping and countervailing duties. China is the world's largest importer of distillers grains produced in the United States. On January 12, 2016, the Chinese government announced the commencement of an anti-dumping and countervailing duty investigation related to distillers grains imported from the United States. In September of 2016, China issued a preliminary ruling imposing immediate anti-dumping and anti-subsidy duties on distillers grains that are produced in the United States. On January 10, 2017, China announced a final ruling imposing increased anti-dumping and anti-subsidy duties. The imposition of these duties are expected to remove the largest source of export demand for distillers grains which could significantly decrease demand and prices for distillers grains produced in the United States and negatively impact our ability to profitably operate the ethanol plant.

Ethanol demand and prices may be negatively impacted by the increase by the Chinese government of the tariff on ethanol. An increase of the tariff for 2017 to 30% on ethanol produced in the United States by the Chinese government is expected to have a negative effect on export demand to China and could significantly decrease the price of ethanol produced in the United States negatively impacting our ability to profitably operate the ethanol plant.
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
101
The following financial information from Highwater Ethanol, LLC's Quarterly Report on Form 10-Q for the quarter ended January 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed0 Balance Sheets as of January 31, 2017 and October 31, 2016, (ii) Condensed Statements of Operations for the three months ended January 31, 2017 and 2016, (iii) Condensed Statements of Comprehensive Income (Loss) for the three months ended January 31, 2017 and 2016, (iv) Statements of Cash Flows for the three months ended January 31, 2017 and 2016, and (v) the Notes to Condensed Financial Statements.**

* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HIGHWATER ETHANOL, LLC

Date:	March 8, 2017	/s/ Brian Kletscher
Brian Kletscher
Chief Executive Officer
(Principal Executive Officer)

Date:	March 8, 2017	/s/ Lucas Schneider
Lucas Schneider
Chief Financial Officer
(Principal Financial and Accounting Officer)