Form 10-K
period 2017-10-31
HIGHWATER ETHANOL LLC
filed 2018-01-24
CIK 1371451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended October 31, 2017

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
☐ Yes     ☒ No

As of April 30, 2017, the aggregate market value of the membership units held by non-affiliates (computed by reference to the most recent offering price of such membership units of $10,000) was $40,120,000. The Company is a limited liability company whose outstanding common equity is subject to significant restrictions on transfer under its Member Control Agreement. No public market for common equity of Highwater Ethanol, LLC is established and it is unlikely in the foreseeable future that a public market for its common equity will develop.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  As of January 24, 2018, there were 4,813.5 membership units outstanding.

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

•	Changes in the availability and price of corn and natural gas;

•	Reduction or elimination of the Renewable Fuel Standard;

•	Our ability to comply with the financial covenants contained in our credit agreements with our lenders;

•	Our ability to profitably operate the ethanol plant and maintain a positive spread between the selling price of our products and our raw material costs;

•	Results of our hedging activities and other risk management strategies;

•	Ethanol and distillers grains supply exceeding demand and corresponding price reductions;

•	Our ability to generate cash flow to invest in our business and service our debt;

•	Changes in the environmental regulations that apply to our plant operations and changes in our ability to comply with such regulations;

•	Changes in our business strategy, capital improvements or development plans;

•	Changes in plant production capacity or technical difficulties in operating the plant;

•	Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries;

•	Lack of transportation, storage and blending infrastructure preventing ethanol from reaching high demand markets;

•	Changes in federal and/or state laws or policies impacting the ethanol industry;

•	Changes and advances in ethanol production technology and the development of alternative fuels and energy sources and advanced biofuels;

•	Competition from alternative fuel additives;

•	Changes in interest rates and lending conditions;

•	Decreases in the price we receive for our ethanol and distillers grains;

•	Volatile financial or commodity markets;

•	Our inability to secure credit or obtain additional equity financing we may require in the future;

•	Our ability to retain key employees and maintain labor relations; and

•	Decreases in export demand due to the imposition of tariffs by foreign governments on ethanol and distillers grains produced by the the United States.

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

PART I

ITEM 1. BUSINESS

Business Development

Highwater Ethanol, LLC (“we,” “our,” “Highwater Ethanol” or the “Company”) was formed as a Minnesota limited liability company on May 2, 2006 for the purpose of constructing, owning, and operating a 50 million gallon per year ethanol plant near Lamberton, Minnesota. Since August 2009, we have been engaged in the production of ethanol and distillers grains at the plant. We have been operating at an annual rate of approximately 59.5 million gallons for the fiscal year ended October 31, 2017. We expect that our production will be comparable during our 2018 fiscal year to our 2017 fiscal year. However, we have submitted an application to the Minnesota Pollution Control Agency to increase the emissions limits in our air permit to allow 70.2 gallons of production per year. As such, we anticipate that we may increase our production in the future.
On December 7, 2016, the board of governors declared a cash distribution of $345 per membership unit for the holders of units of record at the close of business on that date for a total distribution of $1,687,740. We paid the distribution on December 15, 2016. Subsequent to the fiscal year end, on November 15, 2017, the board of governors declared a cash distribution of $345 per membership unit for the holders of units of record at the close of business on that date for a total distribution of $1,660,658. We paid the distribution on December 18, 2017.

We added 600,000 bushels of additional grain storage at a cost of approximately $1,600,000. The grain storage was put into service in August 2017 and was funded with our existing credit facilities and cash generated from operations.

On September 28, 2017, we executed an Agreement for Electric Service (the "agreement") with Redwood Electric Cooperative, Inc. (the "Cooperative") which was effective on September 19, 2017, wherein we agreed to purchase, and the Cooperative agreed to sell, all of the electric power that we require for our ethanol plant. The agreement remains in effect until January 1, 2023. The agreement automatically renews for additional five year periods unless we give at least one year's written notice of termination prior to the expiration of the then current term or if the agreement is otherwise terminated in accordance with its terms.

Subsequent to the fiscal year end, on November 29, 2017, our senior lender, Compeer Financial f/k/a AgStar Financial Services, PCA,waived our violation, at October 31, 2017, of the $5,000,000 limitation on annual capital expenditures as set forth in the Second Amended and Restated Credit Agreement dated January 22, 2016.

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

Product	Fiscal Year 2017	Fiscal Year 2016	Fiscal Year 2015
Ethanol	81%	79%	78%
Distillers Grains	16%	18%	19%
Corn Oil	3%	3%	3%

Ethanol

Our primary product is ethanol. Ethanol is ethyl alcohol, a fuel component made primarily from corn and various other grains. The ethanol we produce is manufactured from corn. Although the ethanol industry continues to explore production technologies employing various feedstocks, such as biomass, corn-based production technologies remain the most practical and provide the lowest operating risks. Corn produces large quantities of carbohydrates, which convert into glucose more easily than most other kinds of biomass. The Renewable Fuels Association estimates current capacity for domestic ethanol production at approximately 16 billion gallons as of October 27, 2017 with approximately 3% of that capacity idled.

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

Over the past fiscal year, exports of ethanol have increased with Brazil and Canada receiving the largest percentage of ethanol produced in the United States. India, the Philippines and South Korea have also been top destinations. In August 2017, Brazil implemented a tariff on ethanol imported from the united States that will be imposed after a 600 million liter quota is met.

This tariff has resulted in a decline in ethanol demand from Brazil and is expected to continue to negatively affect demand in the future. In addition, export demand is more unpredictable than domestic demand.

Historically, the United States ethanol industry has exported a significant amount of distillers grains to China and Mexico with Vietnam receiving notable amounts. However, exports of distillers grains weakened during this past fiscal year. On January 10, 2017, China announced a final ruling in an antidumping and countervailing duty investigation related to distillers grains imported from the United States imposing anti-dumping and anti-subsidy duties which contributed to a significant decline in demand from this top importer requiring United States producers to seek out alternatives markets. Vietnam also suspended United States exports in December 2016 due to its decision to ban certain fumigants used in the shipping of distillers grains. However, on September 6, 2017, the Vietnam government resumed imports of distillers grains from the United States which is anticipated to increase imports of distillers grains to that market.

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

Corn Oil

We have a corn oil marketing agreement with CHS wherein CHS purchases all crude corn oil produced at the plant. CHS pays the actual price that CHS receives from its customers less a marketing fee, actual freight and transportation costs and certain taxes related to the purchase, delivery or sale of the corn oil. The agreement automatically renews for successive one-year terms unless terminated by either party in accordance with its terms.

Sources and Availability of Raw Materials

Corn Feedstock Supply

The major raw material required for our ethanol plant to produce ethanol and distillers grains is corn. To produce 50 million gallons of ethanol per year, our ethanol plant needs approximately 18.5 million bushels of corn, or approximately 50,000 bushels of corn per day, as the feedstock for its dry milling process.

Since July 2016, we have procured corn from CHS pursuant to a grain origination agreement (the "CHS Agreement"). In that agreement, we agreed to buy from CHS all of our requirements for feedstock grain meeting certain specifications. The CHS Agreement runs for an initial five-year term which commenced on July 27, 2016. The CHS Agreement shall automatically renew for successive one-year terms unless otherwise terminated in accordance with its terms. The CHS Agreement may also be terminated in the event of a breach by either party after a thirty-day notice of the breach and opportunity to cure. Under the CHS

Agreement, we will notify CHS of our grain requirements, including volume and delivery dates, on or before the first and fifteenth day of each month. We will then provide to CHS a daily bid sheet for grain to be sold to the Company and CHS shall purchase the grain by separate purchase contracts at the basis prices, quantities and guidelines identified in the bid sheet using commercially reasonable efforts to obtain the lowest price available. All sales of grain by CHS will be done by separate sales contracts requiring delivery of grain to the Company at the facility. We will pay CHS the CBOT futures price less the weighted average of the basis prices plus a fixed fee per bushel of grain purchased.

The price at which we purchase corn depends on prevailing market prices. Increases in the price of corn significantly increase our cost of goods sold. If these increases in cost of goods sold are not offset by corresponding increases in the prices we receive from the sale of our products, these increases in cost of goods sold can have a significant negative impact on our financial performance. Corn prices were lower during our 2017 fiscal year compared to the same period in 2016 due primarily to a large 2016 corn crop which increased domestic corn supply and resulted in a larger carryover.

On November 9, 2017, the United States Department of Agriculture ("USDA") released a report estimating the 2017 corn crop at 14.6 billion bushels, down 4% from last year's production, with yields averaging 175.4 bushels per acre. The USDA forecasted area harvested for grain at 83.1 million acres, down 4% from 2016. If realized, this would be the highest yield on record for the United States. As a result, management expects that corn prices will remain lower through the winter of 2017. However, weather, world supply and demand, current and anticipated stocks, agricultural policy and other factors can contribute to volatility in corn prices.

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

We do not anticipate any problems securing the natural gas we need to operate our ethanol plant during our 2018 fiscal year.

Electricity

On June 28, 2007, we entered into an agreement for electric service with Redwood Electric Cooperative, Inc., (the "Cooperative") for the purchase and delivery of electric power and energy necessary to operate our ethanol plant. Upon execution of the agreement, we became a member of the Cooperative and are bound by its articles of incorporation and bylaws. This agreement remained in effect until September 19, 2017, when our new agreement with the Cooperative to purchase all of the electric power that we require for our ethanol plant became effective. The new agreement remains in effect until January 1, 2023. The agreement automatically renews for additional five year periods unless we give at least one year's written notice of termination prior to the expiration of the then current term or if the agreement is otherwise terminated in accordance with its terms. For the electric power provided, in addition to certain penalties and adjustments, we will pay the following rates: (i) a facility charge based on the then current net plant value; (ii) a per KWh energy charge at the then current wholesale rate including distribution losses and margin requirements; (iii) an additional demand charge for the entire monthly demand (kW) that is coincident to the peak demand; and (iv) an additional delivery charge for the entire monthly demand (kW) that is coincident to the peak demand. The rates are updated annually. The rates set forth in the agreement terminate in the event that our firm non-coincident peak demand is less that 2,000 kW for twelve consecutive months or our rolling twelve month non-coincident load factor is less than 60% for twelve consecutive months. Upon termination of the agreement by either party for any reason, we remain responsible for payment of the facility charge for what would have been the remaining portion of the term.

We do not anticipate any problems securing the electricity we need to operate our ethanol plant during our 2018 fiscal year.

Water

We require a significant supply of water. We currently obtain water from a high capacity well and through a pipeline that pipes water from a nearby rock quarry. However, during our 2015 fiscal year, we commenced a project to install a water pipeline to add an additional water source for our plant. This project was completed during the first quarter of our 2016 fiscal year. We acquired all of the necessary permits required for our water usage. Much of the water used in an ethanol plant is recycled back into the process. There are, however, certain areas of production where fresh water is needed. Those areas include the boiler makeup water and cooling tower water. Boiler makeup water is treated on-site to minimize all elements that will harm the boiler and recycled water cannot be used for this process. Cooling tower water is deemed non-contact water because it does not come in contact with the mash, and, therefore, can be regenerated back into the cooling tower process. The makeup water requirements for the cooling tower are primarily a result of evaporation. Much of our water can be recycled back into the process, which minimizes the discharge water. This has the effect of lowering wastewater treatment costs. We have assessed our water needs and determined we have an adequate supply.

Research and Development

We continually conduct research and development activities associated with the development of new technologies for use in producing ethanol and distillers grains and the potential for implementation of biobutanol technology and commercial-scale production of biobutanol at our facility. We incurred costs associated with these activities for the fiscal year ended October 31, 2017.

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

Working Capital

We primarily use our working capital for purchases of raw materials necessary to operate the ethanol plant. Our primary sources of working capital are cash generated by our operations and our Term Revolving Loan with AgStar Financial Services, PCA ("AgStar"). At October 31, 2017, we had approximately $13,000,000 available to draw on our Term Revolving Loan.

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

The United States Environmental Protection Agency ("EPA") has the authority to waive the RFS statutory volume requirement, in whole or in part, provided one of the following two conditions have been met: (1) there is inadequate domestic renewable fuel supply; or (2) implementation of the requirement would severely harm the economy or environment of a state, region or the United States. Annually, the EPA is required by statute to pass a rule that establishes the number of gallons of different types of renewable fuels that must be used in the United States which is called the renewable volume obligations. The statutory volumes and the EPA's volumes for 2014, 2015, 2016 and 2017 (in billion gallons) are as follows:

		Total Renewable Fuel Volume Requirement	Portion of Volume Requirement That Can Be Met By Corn-based Ethanol
2014	Statutory	18.15	14.40
	EPA Rule 11/30/2015	16.28	13.61
2015	Statutory	20.50	15.00
	EPA Rule 11/30/2015	16.93	14.05
2016	Statutory	22.25	15.00
	EPA Rule 11/30/2015	18.11	14.50
2017	Statutory	24.00	15.00
	EPA Rule 11/23/2016	19.28	15.00
2018	Statutory	26.00	15.00
	EPA Rule 11/30/17	19.29	15.00

If the volume requirements under the RFS were to be reduced, it could have an adverse effect on the market price and demand for ethanol which could negatively impact our financial performance.

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

In June 2012, the EPA gave final approval for the sale of E15, gasoline which is blended at a rate of 15% ethanol and 85% gasoline, for use in vehicles manufactured in the model year 2001 and later. Although there have been significant steps towards introduction of E15 in the marketplace, there are still obstacles to meaningful market penetration by E15. Many states still have regulatory issues that hamper or prevent the sale of E15. In addition, sales of E15 may be limited because E15 is not approved for use in all vehicles, the EPA requires a label that may discourage consumers from using E15, and retailers may choose not to sell E15 due to concerns regarding liability. In addition, different gasoline blendstocks may be required at certain times of the year in order to use E15 due to federal regulations related to fuel evaporative emissions which may prevent E15 from being used during certain times of the year in various states.

A blender pump is a gasoline pump that can dispense a variety of different ethanol/gasoline blends. Blender pumps typically can dispense E10, E20, E30, E40, E50, and E85. These blender pumps accomplish these different blends by internally mixing ethanol and gasoline which are held in separate tanks at retail stations. The increased use of blender pumps may increase demand for ethanol by allowing gasoline retailers to provide various mid-level ethanol blends in a cost-effective manner and allowing consumers with flex-fuel vehicles to purchase more ethanol through these mid-level blends. However, the expense of blender pumps has delayed their availability in the market.

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

Competition

Ethanol

We are in direct competition with numerous ethanol producers, many of whom have greater resources than we do. Following the significant growth during 2005 and 2006, the ethanol in 213 ethanol production facilities in the U.S. with capacity to produce approximately 16 billion gallons of ethanol and six additional plants under expansion or construction with capacity to produce an additional 463 million gallons. However, the Renewable Fuels Association estimates that approximately 3% of the ethanol production capacity in the United States is currently idled.

Since ethanol is a commodity product, competition in the industry is predominantly based on price. We have also experienced increased competition from oil companies who have purchased ethanol production facilities. These oil companies are required to blend a certain amount of ethanol each year. Therefore, the oil companies may be able to operate their ethanol production facilities at times when it is unprofitable for us to operate. Larger ethanol producers may be able to realize economies of scale that we are unable to realize. This could put us at a competitive disadvantage to other ethanol producers. The ethanol industry is continuing to consolidate where a few larger ethanol producers are increasing their production capacities and are controlling a larger portion of the United States ethanol production. Further, some ethanol producers own multiple ethanol plants which may allow them to compete more effectively by providing them flexibility to run certain production facilities while they have other facilities shut down. This added flexibility may allow these ethanol producers to compete more effectively, especially during periods when operation margins are unfavorable in the ethanol industry.

The largest ethanol producers include Archer Daniels Midland, Flint Hill Resources, Green Plains Renewable Energy, POET Biorefining and Valero Renewable Fuels, each of which are capable of producing significantly more ethanol than we produce. The following table identifies the majority of the largest ethanol producers in the United States along with their production capacities.

U.S. FUEL ETHANOL PRODUCTION CAPACITY
BY TOP PRODUCERS
Producers of Approximately 750
million gallons per year (mmgy) or more

Company	Current Capacity (mmgy)
POET Biorefining	1,662.0
Archer Daniels Midland	1,616.0
Green Plains Renewable Energy	1,461.0
Valero Renewable Fuels	1,400.0
Flint Hill Resources	820.0
Updated: October 27, 2017

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

We also anticipate increased competition from renewable fuels that do not use corn as the feedstock. Many of the current ethanol production incentives are designed to encourage the production of renewable fuels using raw materials other than corn. One type of ethanol production feedstock is cellulose. Cellulose is the main component of plant cell walls and is the most common organic compound on earth. Cellulose is found in wood chips, corn stalks, rice and straw, amongst other common plants. Cellulosic ethanol is ethanol produced from cellulose. Several companies and researchers have commenced pilot projects to study the feasibility of commercially producing cellulosic ethanol and are producing cellulosic ethanol on a small scale and a few companies in the United States have produced on a commercial scale. Additional commercial scale cellulosic ethanol plants could be completed in the near future. If this technology can be profitably employed on a commercial scale, it could potentially lead to ethanol that is less expensive to produce than corn based ethanol. Cellulosic ethanol may also capture more government subsidies and assistance than corn based ethanol. This could decrease demand for our product or result in competitive disadvantages for our ethanol production process.

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

Many ethanol producers are increasing production capacities through expansion projects. This may lead to an excess supply of ethanol in the market which could negatively impact ethanol prices.

Distillers Grains

Our ethanol plant competes with other ethanol producers in the production and sales of distillers grains. Distillers grains are primarily used as animal feed which replaces corn and soybean meal. As a result, distillers grains prices are impacted by corn and soybean prices. In addition, increased exports of distillers grains have positively affected demand and distillers grains prices. If distillers grains exports decline, it could result in an oversupply in the market causing distillers grains prices in the United States to decrease.

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

During the fiscal year ended October 31, 2017, we incurred costs and expenses of approximately $220,310 complying with environmental laws.

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

Employees

As of October 31, 2017, we had 42 full-time employees. We do not expect the number of employees to materially change in the next twelve months.

Financial Information about Geographic Areas

All of our operations are domiciled in the United States. All of the products sold to our customers for fiscal years 2017, 2016 and 2015 were produced in the United States and all of our long-lived assets are domiciled in the United States. We have engaged third-party professional marketers that decide where the majority of our products are marketed and we have limited control over the marketing decisions made by our third-party professional marketers. These third-party marketers may decide to sell our products in countries other than the United States. However, we anticipate that our products will primarily be marketed and sold in the United States.

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

Declines in the price of ethanol or distillers grains would reduce our revenues. The sale prices of ethanol and distillers grains can be volatile as a result of a number of factors such as overall supply and demand, the price of gasoline and corn, levels of government support, and the availability and price of competing products. Any lowering of ethanol or distillers grains prices, especially if it is associated with increases in corn and natural gas prices, may affect our ability to operate profitably. We anticipate the price of ethanol and distillers grains to continue to be volatile in our 2018 fiscal year. Declines in the prices we receive for our ethanol and distillers grains will lead to decreased revenues and may result in our inability to operate the ethanol plant profitably for an extended period of time which could decrease the value of our units.

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

We may violate the terms of our credit and capital lease agreements, including the financial covenants, which could result in our lenders demanding immediate repayment. Our credit and capital lease agreements include various financial loan covenants. We are currently in compliance with our loan covenants and management projections predict that we will be in compliance with our loan covenants for at least the next 12 months. However, unforeseen circumstances may develop which could result in us violating our loan covenants. If we violate the terms of our credit agreements, including our financial loan covenants, our lenders could deem us to be in default of our loans and require us to immediately repay the entire outstanding balance of our loans. If we do not have the funds available to repay the loans or we cannot find another source of financing, we may fail which could decrease or eliminate the value of our units.

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

Decreasing gasoline prices could negatively impact our ability to operate profitably. Discretionary blending is an important secondary market which is often determined by the price of ethanol versus the price of gasoline. In periods when discretionary blending is financially unattractive, the demand for ethanol may be reduced. Lower oil prices reduce the spread between the price of gasoline and the price of ethanol which can discourage discretionary blending, dampen the export market and result in a downwards market adjustment in the price of ethanol. If oil and gasoline prices were to remain low for a significant period of time, it could hurt our ability to profitably operate the ethanol plant which could decrease the value of our units.

The ethanol industry is an industry that is changing rapidly which can result in unexpected developments that could negatively impact our operations and the value of our units. The ethanol industry has grown significantly in the last decade. This rapid growth has resulted in significant shifts in supply and demand of ethanol over a very short period of time. As a result, past performance by the ethanol plant or the ethanol industry generally might not be indicative of future performance. We may experience a rapid shift in the economic conditions in the ethanol industry which may make it difficult to operate the ethanol plant profitably. If changes occur in the ethanol industry that make it difficult for us to operate the ethanol plant profitably, it could result in the reduction in the value of our units.

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

Technology advances in the commercialization of cellulosic ethanol may decrease demand for corn based ethanol which may negatively affect our profitability. The current trend in ethanol production research is to develop an efficient method of producing ethanol from cellulose-based biomass, such as agricultural waste, forest residue, municipal solid waste and energy crops. This trend is driven by the fact that cellulose-based biomass is generally cheaper than corn, and producing ethanol from cellulose-based biomass would create opportunities to produce ethanol in areas which are unable to grow corn. There are several government initiatives that offer a strong incentive to develop commercial scale cellulosic ethanol. Although subject to possible reduction by the EPA, the statutory volume requirement of the RFS provides for 16 billion gallons per year of advanced bio-fuels to be consumed in the United States by 2022. Some companies have reportedly produced cellulosic ethanol on a commercial scale and other companies may be constructing commercial scale plants in the United States. If an efficient method of producing ethanol from cellulose-based biomass on a commercial scale is successful, we may not be able to compete effectively. If we are unable to produce ethanol as cost-effectively as cellulose-based producers, our ability to generate revenue will be negatively impacted.

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

Competition from the advancement of alternative fuels and clean power systems using fuel cells, plug-in hybrids and electric cars may lessen the demand for ethanol. Alternative fuels, gasoline oxygenates and ethanol production methods are continually under development. A number of automotive, industrial and power generation manufacturers are developing alternative clean power systems using fuel cells, plug-in hybrids, electric cars or clean burning gaseous fuels. Like ethanol, these emerging technologies offer an option to address worldwide energy costs, the long-term availability of petroleum reserves and environmental concerns. If these alternative technologies continue to expand and gain broad acceptance and become readily available to consumers for motor vehicle use, we may not be able to compete effectively. This additional competition could reduce the demand for ethanol, resulting in lower ethanol prices that might adversely affect our financial condition.

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

Risks Related to Regulation and Governmental Action

Government incentives for ethanol production may be eliminated in the future, which could hinder our ability to operate at a profit. The ethanol industry is assisted by various federal ethanol incentives, including the RFS set forth in the Energy Policy Act of 2005. The RFS helps support a market for ethanol that might disappear without this incentive. The United States Environmental Protection Agency ("EPA") has the authority to waive the RFS statutory volume requirement, in whole or in part, provided certain conditions have been met. Annually, the EPA is supposed to pass a rule that establishes the number of gallons of different types of renewable fuels that must be used in the United States which is called the renewable volume obligations. In the past, the EPA has set the renewable volume obligations below the statutory limits. Any future reduction of the volume requirements under the RFS by the EPA could decrease the market price and demand for ethanol which will negatively impact our financial performance.

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

A reduction in distillers grains exports to China could have a negative effect on the price of distillers grains in the U.S. and negatively affect our profitability. Historically, China was the world's largest buyer of distillers grains produced in the United States. On January 12, 2016, the Chinese government began an anti-dumping and countervailing duty investigation related to distillers grains imported from the United States which contributed to a decline in distillers grains shipped to China. In 2016, China implemented anti-dumptng and anti-subsidy duties as a result of preliminary rulings on its investigation. On January 10, 2017, China announced a final ruling imposing increased anti-dumping and anti-subsidy duties which significantly decreased demand and prices from China and negatively impacted the price of distillers grains produced in the United States. This reduction in export demand could negatively impact our ability to profitably operate the ethanol plant.

A reduction in ethanol exports to Brazil due to the imposition by the Brazilian government of a tariff on U.S. ethanol could have a negative effect on ethanol prices. Brazil has historically been a top destination for ethanol produced in the United States. However, earlier this year, Brazil imposed a tariff on ethanol produced in the United States and exported to Brazil. This tariff has resulted in a decline in demand from Brazil and could negatively affect the market price of ethanol in the United States and our ability to profitably operate the ethanol plant.

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

All of our tangible and intangible property, real and personal, serves as the collateral for our credit with Compeer Financial f/k/a AgStar Financial Services, PCA. In addition we have granted a security interest in the corn oil separation system to Butamax to secure our obligations under the capital lease agreement. Our credit facility and our capital lease agreement with Butamax are discussed in more detail under “ITEM 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED MEMBER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of January 24, 2018, we have 4,813.5 membership units outstanding and 1,452 unit holders of record. There is no public trading market for our membership units.

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

The following table contains historical information by fiscal quarter for the fiscal years ended October 31, 2017 and 2016 regarding the actual unit transactions that were completed by our unit-holders during the periods specified. We believe this most accurately represents the current trading value of the Company's units. The information was compiled by reviewing the completed unit transfers that occurred on our Unit Trading Bulletin Board during the quarters indicated.

Quarter	Low Price	High Price	Average Price	# of Units Traded
2017 4th	$8,255	$8,850	$8,542	5
2017 3rd	$8,700	$8,750	$8,733	6
2017 2nd	$8,575	$9,000	$8,701	33
2017 1st	$7,800	$10,000	$9,671	14
2016 4th	$7,800	$7,800	$7,800	3
2016 3rd	$7,800	$7,900	$7,843	7
2016 2nd	$7,999	$8,000	$8,000	2
2016 1st	$8,200	$8,250	$8,087	19

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

Quarter	Low Price	High Price	Average Price	# of Units Listed
2017 4th	$8,200	$8,500	$8,405	11
2017 3rd	$8,750	$9,000	$8,845	11
2017 2nd	$8,400	$9,800	$8,630	37
2017 1st	$8,500	$10,500	$9,888	25
2016 4th	$7,800	$7,800	$7,800	8
2016 3rd	$7,800	$7,900	$7,843	7
2016 2nd	$7,999	$8,000	$8,000	46
2016 1st	$8,000	$11,000	$9,200	26

Distributions

During our fiscal year ended October 31, 2017, we made one cash distribution of $345 per membership unit for a total distribution of $1,687,740. During our fiscal year ended October 31, 2016, we made one cash distribution of $400 per membership unit for a total distribution of $1,974,400. Subsequent to our 2017 fiscal year end, we made a cash distribution of $345 per membership unit for a total distribution of $1,660,658.

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

Performance Graph

The following graph shows a comparison of cumulative total member return since October 31, 2012, calculated on a dividend reinvested basis, for the Company, the NASDAQ Composite Index (the "NASDAQ") and an index of other companies that have the same SIC codes as the Company (the "Industry Index"). The graph assumes $100 was invested in each of our units, the NASDAQ, and the Industry Index on October 31, 2012. Note that historic stock price performance is not necessarily indicative of future unit price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Highwater Ethanol, the NASDAQ Composite Index
and the NASDAQ Clean Edge Green Energy Index

$400
$350
$300
$250
$200
$150
$100
$50
$0
10/12
10/13
10/14
10/15
10/16
10/17
Highwater Ethanol
NASDAQ Composite
NASDAQ Clean Edge Green Energy

*$100 invested on 10/31/12 in stock or index, including reinvestment of dividends.
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

ITEM 6. SELECTED FINANCIAL DATA

The following table presents selected financial and operating data as of the dates and for the periods indicated. The selected balance sheet financial data as of October 31, 2015, 2014 and 2013 and the selected statements of operations data and other financial data for the years ended October 31, 2014 and 2013 have been derived from our audited financial statements that are not included in this Form 10-K. The selected balance sheet financial data as of October 31, 2017 and 2016 and the selected statements of operations data and other financial data for each of the years in the three year period ended October 31, 2017 have been derived from the audited financial statements included elsewhere in this Form 10-K. You should read the following table in conjunction with "ITEM 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and the accompanying notes included elsewhere in this Form 10-K. Among other things, those financial statements include more detailed information regarding the basis of presentation for the following financial data.

Statement of Operations Data:	2017	2016	2015	2014	2013
Revenues	$100,225,143	$98,945,344	$110,237,009	$139,597,173	$168,682,409

Cost of Goods Sold	93,476,303	95,560,017	102,331,749	111,405,819	159,305,976

Gross Profit	6,748,840	3,385,327	7,905,260	28,191,354	9,376,433

Operating Expenses	2,739,770	2,686,084	2,411,439	2,210,637	1,819,444

Operating Income	4,009,070	699,243	5,493,821	25,980,717	7,556,989

Other Income (Expense)	(489,758)	(176,575)	(440,283)	(4,046,541)	(2,732,930)

Net Income	$3,519,312	$522,668	$5,053,538	$21,934,176	$4,824,059

Weighted Average Units Outstanding	4,834	4,920	4,953	4,953	4,953

Basic and Diluted Net Income Per Unit	$728.03	$106.23	$1,020.30	$4,428.46	$973.96

Cash Distributions Per Unit	$345.00	$400.00	$1,125	$—	$—

Balance Sheet Data:	2017	2016	2015	2014	2013
Current Assets	$11,847,401	$13,826,657	$17,887,759	$24,502,735	$15,438,420

Net Property and Equipment	72,051,447	75,142,338	77,458,142	77,484,018	80,312,341

Other Assets	2,833,212	2,885,301	2,850,523	2,826,256	4,048,812

Total Assets	$86,732,060	$91,854,296	$98,196,424	$104,813,009	$99,799,573

Current Liabilities	$6,655,688	$7,194,407	$6,920,569	$7,231,283	$7,244,981

Long-Term Debt	7,942,403	13,807,492	18,663,726	24,315,010	41,231,727

Members' Equity	72,133,969	70,852,397	72,612,129	73,266,716	51,322,865

Total Liabilities & Members' Equity	$86,732,060	$91,854,296	$98,196,424	$104,813,009	$99,799,573

See "ITEM 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" for further discussion of our financial results.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Fiscal Years Ended October 31, 2017 and 2016

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, gross profit, operating expenses, operating profit and other items to total revenues in our statements of operations for the fiscal years ended October 31, 2017 and 2016:

	2017		2016
Statements of Operations Data	Amount	%	Amount	%
Revenues	$100,225,143	100.00%	$98,945,344	100.00%
Cost of Goods Sold	93,476,303	93.27%	95,560,017	96.58%
Gross Profit	6,748,840	6.73%	3,385,327	3.42%
Operating Expenses	2,739,770	2.73%	2,686,084	2.71%
Operating Profit	4,009,070	4.00%	699,243	0.71%
Other Income (Expense), Net	(489,758)	(0.49)%	(176,575)	(0.18)%
Net Income	$3,519,312	3.51%	$522,668	0.53%

The following table shows the sources of our revenues for the fiscal years ended October 31, 2017 and 2016.

	2017		2016
Revenue Sources	Amount	Percentage of Total Revenues	Amount	Percentage of Total Revenues
Ethanol Sales	$81,765,292	81.58%	$78,549,844	79.39%
Modified Wet Distillers Grains Sales	2,285,156	2.28%	2,867,888	2.90%
Dried Distillers Grains Sales	12,463,304	12.44%	14,426,526	14.58%
Corn Oil Sales	3,711,391	3.70%	3,101,086	3.13%
Total Revenues	$100,225,143	100.00%	$98,945,344	100.00%

Revenue

Ethanol

Our total revenues were higher for the fiscal year ended October 31, 2017 compared to the fiscal year ended October 31, 2016. Revenue from ethanol sales increased by approximately 4.1% during the fiscal year ended October 31, 2017 compared to the fiscal year ended October 31, 2016 primarily due to higher ethanol prices. The average per gallon ethanol sales price received for the fiscal year ended October 31, 2017 was approximately 3.8% higher than the average price received for the fiscal year ended October 31, 2016. In addition, the gallons of ethanol sold during the fiscal year ended October 31, 2017 increased by approximately 0.4% as compared to the number of gallons of ethanol sold for the fiscal year ended October 31, 2016.

Ethanol prices were higher during our first and second quarters of our 2017 fiscal year due to increased demand and higher gasoline prices. Ethanol prices trended lower during our third quarter of our 2017 fiscal year due to increased domestic production and lower corn prices resulting from increased corn inventories. During our fourth quarter of our 2017 fiscal year, ethanol prices stabilized during August and September but then trended lower in October due to decreased demand and increased domestic production.

Ethanol prices will likely continue to generally be directionally consistent with changes in corn and energy prices. If corn and gasoline prices decrease, that could have a significant negative impact on the price of ethanol particularly if ethanol stocks were to increase. An increase by the Chinese government in January 2017 of the tariff on ethanol produced in the United States has had a negative effect on export demand to China and is expected to result in lower ethanol prices unless additional demand can be created from other foreign markets or domestically. The institution of a tariff by the Brazilian government on ethanol produced in the U.S. to Brazil could also have a negative effect on ethanol prices. In addition, if we were to experience difficulty in transporting ethanol due to rail delays we may have to decrease production at the plant which would impact our ability to operate the ethanol plant profitably.

The increase in ethanol gallons sold for the fiscal year ended October 31, 2017, as compared to the number of gallons of ethanol we sold for the fiscal year ended October 31, 2016, was mainly due to an increase in ethanol production. Management anticipates that ethanol production will be comparable during our 2018 fiscal year to our 2017 fiscal year.

In the ordinary course of business, we enter into forward contracts for our commodity purchases and sales. At October 31, 2017, we had no forward fixed price ethanol sales contracts. We recorded a gain related to ethanol based derivative instruments of approximately $567,000 for the fiscal year ended October 31, 2017. We recorded a loss related to ethanol based derivative instruments of approximately $230,000 for the fiscal year ended and October 31, 2016.

Distillers Grains

Revenue from distillers grains decreased by approximately 14.7% during the fiscal year ended October 31, 2017 compared to the fiscal year ended October 31, 2016. This is primarily a result of lower distillers grains prices and a decrease in the number of tons of dried distillers grains and modified distillers grains sold during our fiscal year ended October 31, 2017 compared to the fiscal year ended October 31, 2016. For the fiscal year ended October 31, 2017, the average price per ton that we received for our dried distillers grains was approximately 14.4% lower than during the fiscal year ended October 31, 2016 due to lower corn prices and lower domestic and export demand. For the fiscal year ended October 31, 2017, the average price per ton that we received for our modified distillers grains was approximately 8.9% lower than during the fiscal year ended October 31, 2016.

Distillers grains prices typically change in proportion to corn prices and availability of corn. Domestic demand for distillers grains could also remain low due to expansion of production capacity in the ethanol industry or if corn prices decline and end-users switch to lower priced alternatives. Management attributes the decrease in the average price we received for dried distillers grains in part to the lower corn prices we experienced during much of the fiscal year ended October 31, 2017 in response to a large 2016 corn crop and projections of a large 2017 corn crop.

Changes in foreign demand also impact distillers grains prices. Management attributes the decrease in the average price we received for distillers grains in part to lower export demand. China has been a significant consumer of exported distillers grains particularly since December 2014 following the resolution of a dispute related to China's objection to the presence of an unapproved genetically modified organism in some U.S. shipments. However, an anti-dumping investigation began by the Chinese government on January 12, 2016 into distillers grains produced in the United States and the recent imposition by China of anti-dumping and anti-subsidy duties on U.S. imports has had a negative effect on export demand from China resulting in lower distillers grains prices. Distillers grains prices could remain low unless additional demand can be created from other foreign markets or domestically.

The tons of dried distillers grains we sold during the fiscal year ended October 31, 2017, decreased by approximately 1.3% as compared to the tons of dried distillers grains we sold for the fiscal year ended October 31, 2016. The tons of modified distillers grains we sold during the fiscal year ended October 31, 2017, decreased by approximately 12.5% as compared to the fiscal year ended October 31, 2016 due to a decrease in the demand for our product in our area. Overall, the number of tons of distillers grains sold decreased during our fiscal year ended October 31, 2017 compared to the fiscal year ended October 31, 2016 due to timing of distillers grain shipments. Management anticipates that distillers grains production will be comparable during our 2018 fiscal year to our 2017 fiscal year.

At October 31, 2017, we had approximately 10,830 tons of forward fixed price dried distillers grains sales contracts valued at approximately $1,215,000 for delivery periods through March 2018. At October 31, 2017, the Company has approximately 22,200 tons of forward fixed price modified distillers grains sales contracts valued at approximately $1,243,000 for delivery periods through August 2018.

Corn Oil

Revenue from corn oil sales increased by approximately 19.7% during the fiscal year ended October 31, 2017, as compared to the fiscal year ended October 31, 2016. This is primarily a result of an increase in the average price per pound of corn oil sold during the fiscal year ended October 31, 2017, as compared to the fiscal year ended October 31, 2016. For the fiscal year ended October 31, 2017, the average price per pound of corn oil we received was approximately 7.4% higher than during the fiscal year ended October 31, 2016 due to increased demand from the corn oil feed market.

Management anticipates that corn oil prices in the future will be affected by changes in corn and energy prices and the status of the biodiesel blenders' tax credit.

The pounds of corn oil sold during the fiscal year ended October 31, 2017, increased by approximately 0.3% as compared to the fiscal year ended October 31, 2016. Problems with our corn oil extraction equipment during our first and second quarters of our 2017 fiscal year resulted in decreased corn oil production. However, after repairs on the equipment were completed, our corn oil production performed well and conversion rates exceeded previous levels. Management anticipates that our corn oil production will be comparable during our 2018 fiscal year to our 2017 fiscal year.

At October 31, 2017, we had approximately 100,000 pounds of forward fixed price corn oil sales contracts valued at approximately $26,000 for delivery periods through November 2017.

Cost of Goods Sold

Our two largest costs of production are corn (68.4% of cost of goods sold for the fiscal year ended October 31, 2017) and natural gas (6.0% of cost of goods sold for the fiscal year ended October 31, 2017). Our total cost of goods sold was approximately 2.2% less during the fiscal year ended October 31, 2017 compared to the fiscal year ended October 31, 2016.

Corn

Our average price per bushel of corn for the fiscal year ended October 31, 2017 decreased by approximately 5.8% as compared to the fiscal year ended October 31, 2016 primarily due to lower corn prices. We used approximately 0.9% more bushels of corn in the fiscal year ended October 31, 2017 as compared to the fiscal year ended October 31, 2016 due to increased ethanol production and timing of shipments in the fiscal year ended October 31, 2017.

We experienced lower corn prices during our fiscal year ended October 31, 2016 due to to an increase in United States corn inventories due to the large corn crop which was harvested in the fall of 2016.

Management expects there to be an adequate corn supply available in our area to operate the ethanol plant and that prices during our 2018 fiscal year may continue to be lower due to the large corn crop which was harvested in the fall of 2017. However, corn prices will likely remain volatile in the future depending on weather conditions, supply and demand, stocks and other factors and could significantly impact our costs of production. Management anticipates corn consumption during our 2018 fiscal year will be comparable to our 2017 fiscal year.

At October 31, 2017, we had approximately 2,166,000 bushels of forward fixed basis corn purchase contracts and 1,133,000 bushels of forward fixed price corn purchase contracts valued at approximately $3,623,000 for various delivery periods through December 2018. We recorded gains related to corn derivative instruments of approximately $1,751,000 and $40,000 for the fiscal years ended October 31, 2017 and October 31, 2016, respectively.

Natural Gas

For the fiscal year ended October 31, 2017, we purchased approximately 2.8% more natural gas as compared to the same period of 2016. This increase in natural gas usage is primarily due to increased throughput in the dryers. Our average price per MMBTU of natural gas was approximately 1.9% lower for the fiscal year ended October 31, 2017 compared to the fiscal year ended October 31, 2016.

Natural gas prices were lower on average during our first and second quarters of our 2017 fiscal year due to an increased supply resulting primarily from a relatively mild winter during our 2017 fiscal year and our locking in prices for the majority of our natural gas requirements. Natural gas prices trended higher during our third quarter of our 2017 fiscal year due to lower production levels but stabilized during our fourth quarter. Management anticipates that natural gas prices will continue at their current levels unless the natural gas industry experiences production problems or if there are large increases in natural gas demand which will likely depend on the severity of the winter conditions experienced during our 2018 fiscal year.

At October 31, 2017, we had approximately 1,275,000 MMBTUs of forward natural gas fixed price purchase contracts valued at approximately $3,616,000 for delivery periods through September 2019. We recorded a gain related to natural gas based derivative instruments of approximately $11,000 for the fiscal year ended October 31, 2017. We recorded a loss related to natural gas based derivative instruments of approximately $87,000 for the fiscal year ended October 31, 2016.

Operating Expense

We had operating expense for the fiscal year ended October 31, 2017 of $2,739,770 compared to operating expense of $2,686,084 for the fiscal year ended October 31, 2016. Management attributes a portion of this increase in operating expense to an increase in information technology fees and professional fees. We continue to pursue strategies to optimize efficiencies and maximize production. These efforts may result in a decrease in our operating expenses on a per gallon basis. However, because these expenses do not vary with the level of production at the plant, we expect our operating expenses to remain relatively steady.

Operating Profit

We had operating profit for the fiscal year ended October 31, 2017 of $4,009,070, which is approximately 4.0% of our revenues, compared to operating profit of $699,243 for the fiscal year ended October 31, 2016, which is approximately 0.7% of our revenues. This increase in our profitability for the fiscal year ended October 31, 2017, was due primarily to the increase in the price we received for ethanol relative to the price we paid for corn.

Other Income (Expense), Net

We had total other expense for the fiscal year ended October 31, 2017 of $489,758 compared to other expense of $176,575 for the fiscal year ended October 31, 2016. Our other expense for the fiscal year ended October 31, 2017, consisted primarily of interest expense which was offset in part by income from investments.

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

Distillers grains prices typically change in proportion to corn prices and availability of corn. Management attributes the decrease in the average price we received for dried distillers grains in part to the lower corn prices we experienced during much of the fiscal year ended October 31, 2016 in response to a large 2015 corn crop and projections of a large 2016 corn crop. In addition, distillers grains prices declined during our fiscal year ended October 31, 2016 due to lower domestic and foreign demand. China instituted an antidumping and countervailing duty investigation related to distillers grains imported from the United States which contributed to a decline in distillers grains shipped to China. China then imposed duties on distillers grains that are produced in the United States which resulted in a further decline in demand from the largest source of export demand for distillers grains. This had a negative effect on distillers grains during our fiscal year ended October 31, 2016.

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

Changes in Financial Condition for the Fiscal Years Ended October 31, 2017 and 2016

The following table highlights the changes in our financial condition for the fiscal year ended October 31, 2017 from our previous fiscal year ended October 31, 2016:

	October 31, 2017	October 31, 2016
Current Assets	$11,847,401	$13,826,657
Current Liabilities	6,655,688	7,194,407
Long-Term Liabilities	7,942,403	13,807,492

Current Assets. The decrease in current assets at October 31, 2017 was primarily the result of a decrease in our cash and cash equivalents. We used cash to pay a distribution to our members in December 2016, to pay down long-term debt and for capital expenditures. Accounts receivable also decreased due to timing of ethanol shipments and payments at October 31, 2017, as compared to October 31, 2016. These decreases were partially offset by increases in inventories and derivative instruments.

Current Liabilities. The decrease in current liabilities at October 31, 2017 was primarily the result of decreases in current maturities of long-term debt and accounts payable which was partially offset by an increase in accrued expenses.

Long-Term Liabilities. Long-term debt decreased at October 31, 2017, as compared to October 31, 2016, primarily due to scheduled principal repayments on our loans and net payments on the Term Revolving Loan.

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

The following table shows cash flows for the fiscal years ended October 31, 2017 and 2016:

	October 31, 2017	October 31, 2016

Net cash provided by operating activities	$12,109,129	$5,598,364
Net cash used in investing activities	(4,777,814)	(4,633,393)
Net cash used in financing activities	(8,722,906)	(8,040,814)

Cash Flow From Operations

We experienced an increase in our cash provided by operating activities for the fiscal year ended October 31, 2017, as compared to the fiscal year ended October 31, 2016. This increase was primarily due to an increase in our net income during the fiscal year ended October 31, 2017.

Cash Flow From Investing Activities

We used more cash for investing activities during the fiscal year ended October 31, 2017 as compared to the fiscal year ended October 31, 2016. This change was primarily due to a decrease in cash distributions from equity method investments received during the fiscal year ended October 31, 2017. During the fiscal year ended October 31, 2017, our capital needs were being adequately met through cash from our operating activities and our credit facilities.

Cash Flow From Financing Activities

We used more cash for financing activities during the fiscal year ended October 31, 2017, as compared to the fiscal year ended October 31, 2016. This increase was primarily a result of an increase in the amount we paid towards the principal balance on our loan and increased member unit repurchases which were partially offset by a decrease in distributions to our members during the fiscal year ended October 31, 2017, as compared to the fiscal year ended October 31, 2016.

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

Short-Term and Long-Term Debt Sources

On January 22, 2016, we entered into a Second Amended and Restated Credit Agreement with AgStar Financial Services, PCA, which amended the Amended and Restated Credit Agreement dated September 22, 2014. In connection therewith, as of the same date, we executed Second Amended and Restated Term Notes, Second Amended and Restated Term Revolving Notes, an Amended and Restated Security Agreement and a Second Amended and Restated Mortgage, Security Agreement, Assignment of Leases and Fixture Financing Statement. The Second Amended and Restated Credit Agreement decreases the Term Loan from $27,000,000 to $15,000,000, increases the Term Revolving Loan from $5,000,000 to $15,000,000 and eliminates the Revolving Line of Credit. Subsequent to the fiscal year end, on November 29, 2017, Compeer Financial f/k/a AgStar Financial Services, PCA ("Compeer"),waived our violations, at October 31, 2017, of the $5,000,000 limitation on annual capital expenditures as set forth in the Second Amended and Restated Credit Agreement.

Term Loan

The Term Loan is for $15,000,000 with a variable interest rate that is equal to the 30-day LIBOR rate plus 325 basis points with no minimum interest rate. The applicable interest rate at October 31, 2017 was 4.49%. Monthly principal payments are due on the Term Loan of approximately $250,000 plus accrued interest. Payments are based upon a five year amortization and the Term Loan is fully amortized. The outstanding balance on this note was $9,750,000 at October 31, 2017. We may convert the Term Loan to a fixed rate loan, subject to certain conditions as described in the Second Amended and Restated Credit Agreement and with the consent of AgStar.

Term Revolving Loan

The Term Revolving Loan is for up to $15,000,000 with a variable interest rate that is the 30-day LIBOR rate plus 325 basis points with no minimum interest rate. The applicable interest rate at October 31, 2017 was 4.49%. The availability under the Term Revolving Loan increases to $20,000,000 after the Term Loan is paid down to $10,000,000 so long as at least one or more of the participating banks agrees to raise its commitment. The Term Revolving Loan may be advanced, repaid and re-borrowed during the term. Monthly interest payments are due on the Term Revolving Loan with payment of all amounts outstanding due on January 22, 2023. The outstanding balance on this note was $1,000,000 at October 31, 2017. We also have $1,500,000 in letters of credit outstanding at October 31, 2017 which reduce the amount available under the Term Revolving Loan. We pay interest at a rate of 1.50% on amounts outstanding for the letters of credit. We are also required to pay unused commitment fees for the Term Revolving Loan as defined in the Second Amended and Restated Credit Agreement.

Covenants and other Miscellaneous Financing Agreement Terms

The loan facility with Compeer is secured by substantially all business assets. We executed a mortgage in favor of Compeer creating a first lien on our real estate and plant and a security interest in all personal property located on the premises and assigned in favor of Compeer, all rents and leases to our property, our marketing contracts, our risk management services contract, and our natural gas, electricity, water service and grain procurement agreements.

We are also subject to various financial and non-financial covenants that limit distributions and debt and require minimum debt service coverage, tangible net worth, and working capital requirements. Our debt service coverage ratio is to be no less than 1.25:1.00 measured annually by comparing our adjusted EBITDA to our scheduled payments of principal and interest. Our minimum working capital is $8,250,000, which is calculated as current assets plus the amount available for drawing under our Term Revolving Loan and undrawn amounts on outstanding letters of credit, less current liabilities, and is measured quarterly.

We are limited to annual capital expenditures of $5,000,000 without prior approval, incurring additional debt over certain amounts without prior approval, and making additional investments as described in the Amended and Restated Credit Agreement without prior approval. We are allowed to make cash distributions to members as frequently as monthly in an amount equal to 75% of net income if working capital is greater than or equal to $8,250,000, or 100% of net income if working capital is greater than or equal to $11,000,000, or an unlimited amount if working capital is greater than or equal to $11,000,000 and there is no outstanding balance on the Term Loan.

Presently, we are meeting our liquidity needs and complying with our financial covenants and the other terms of our loan agreements with Compeer. Compeer waived our violation, at October 31, 2017, of the $5,000,000 limitation on annual capital expenditures. We will continue to work with Compeer to try to ensure that the terms of our loan agreements are met going forward. However, we cannot provide any assurance that our actions will result in sustained profitable operations or that we will not be in violation of our loan covenants or in default on our principal payments in the future. Should unfavorable market conditions result in our violation of the terms or covenants of our loan and we fail to obtain a waiver of any such term or covenant, Compeer could deem us in default of our loans and require us to immediately repay a significant portion or possibly the entire outstanding balance of our loans. In the event of a default, Compeer could also elect to proceed with a foreclosure action on our plant.

Capital Lease

We entered into a series of related definitive agreements dated September 26, 2013 with Butamax which include an Easement for Construction and Process Demonstration Agreement, an Equipment Lease Agreement, a Technology License Agreement, a Technology Demonstration Risk Reduction Agreement and a Security Agreement (collectively, the "Agreements") pursuant to which Butamax constructed, installed and leases its corn oil separation system and licenses to the Company its proprietary, patent-protected corn oil separation technology.  Butamax retains ownership of the corn oil separation system and technology but leases it to the Company for a term of 120 months subject to Butamax's right to remove the system if we are in breach of the Agreements. The term of the lease may also be extended or terminated pursuant to the terms of the Agreements and we are responsible for repairs and maintenance of the system and bear the risk of loss. In return, we agree to payment of certain license fees which are subject to being reduced under the terms of the Agreements if the corn oil separation system does not meet certain performance goals.  The Agreements provide that the corn oil separation system shall be conveyed to the Company at the end of the term so long as we are not in breach of the Agreements. We granted a security interest to Butamax in the corn oil separation system to secure our obligations under the Agreements.  Pursuant to the Agreements, we agreed, subject to certain obligations of confidentiality, to provide Butamax with Company information on a monthly basis including business and financial information and have granted Butamax the option to have a representative present in board and committee meetings as an observer.  We also agreed to give Butamax notice in the event of an issuance or sale of membership interests or convertible debt instruments.  If definitive agreements for biobutanol production are not executed (please refer to “ITEM 1 - Business -

Butamax Advanced Biofuels Letter of Intent”), either the Company or Butamax may request that the corn oil separation system be removed and the license for the technology terminated.  We recorded this as a capital lease in April, 2014. The total outstanding commitment under the lease as of October 31, 2017 is $0.

Capital Expenditures
We added 600,000 bushels of additional grain storage at a cost of approximately $1,600,000. The grain storage was put into service in August 2017 and was funded with our existing credit facilities and cash generated from operations.

Contractual Cash Obligations

In addition to our long-term debt obligations, we have certain other contractual cash obligations and commitments. The following tables provide information regarding our contractual obligations and approximate commitments as of October 31, 2017:

	Payment Due by Period
	Total	Less than One Year	One to Three Years	Three to Five Years	After Five Years
Long-Term Debt Obligations	$10,750,000	$2,750,000	$6,000,000	$1,000,000	$1,000,000
Operating Lease Obligations	493,200	295,920	197,280	—	—
Purchase Obligations	7,354,519	6,432,259	922,260	—	—
Total Contractual Obligations	$18,597,719	$9,478,179	$7,119,540	$1,000,000	$1,000,000

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

As of October 31, 2017, the fair values of our commodity-based derivative instruments are a net liability of approximately $1,602,000. As the prices of the hedged commodity moves in reaction to market trends and information, our statement of operations will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to protect the Company over the term of the contracts for the hedged amounts.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from our Term Loan and our Term Revolving Loan, each bearing a variable interest rate.  As of October 31, 2017, we had $9,750,000 outstanding on the Term Loan and $1,000,000 outstanding on the Term Revolving Loan. Interest will accrue at the 30-day LIBOR rate plus 325 basis points. The applicable interest rate on these loans at October 31, 2017 was 4.49%. If we were to experience a 10% adverse change in LIBOR, the annual effect such change would have on our statement of operations, based on the amount we had outstanding on our Term Loan and Term Revolving Loan at October 31, 2017, would be approximately $48,000.

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

In the ordinary course of business, we enter into forward contracts for our commodity purchases. At October 31, 2017, we have approximately 2,166,000 bushels of forward fixed basis corn contracts and 1,133,000 bushels of forward fixed price corn contracts valued at approximately $3,623,000. These purchase contracts are for various delivery periods through December 2018. At October 31, 2017, we have approximately 1,275,000 MMBTUs of forward natural gas fixed price purchase contracts valued at approximately $3,616,000 for delivery periods through September 2019. In addition, at October 31, 2017, we have approximately 90,000 gallons of forward fixed price denaturant purchase contracts valued at approximately $112,000 for delivery periods through December 2017.

In the ordinary course of business, we enter into forward contracts for our commodity sales. At October 31, 2017 we have no forward fixed price ethanol sales contracts. At October 31, 2017, we have approximately 10,830 tons of forward fixed price dried distillers grains sales contracts valued at approximately $1,215,000 for delivery periods through March 2018. At October 31, 2017, we have approximately 22,200 tons of forward fixed price modified distillers grains sales contracts valued at approximately $1,243,000 for delivery periods through August 2018. In addition, at October 31, 2017, we have approximately 100,000 pounds of forward fixed price corn oil sales contracts valued at approximately $26,000 for delivery periods through November 2017.
At October 31, 2017, we have open positions for 2,700,000 bushels of corn and 15,000 dekatherms of natural gas. These derivatives have not been designated as effective hedges for accounting purposes and are forecasted to settle within the next twelve months. We recorded gains due to changes in the fair value of our outstanding corn derivative positions for the fiscal year ended October 31, 2017 of approximately $1,751,000. At October 31, 2016, we recorded gains due to changes in the fair value of our outstanding corn derivative positions of approximately $40,000. For the fiscal year ended October 31, 2017, we recorded gains due to changes in the fair value of our outstanding ethanol derivative positions of approximately $569,000. For the fiscal year ended October 31, 2016, we recorded losses due to changes in the fair value of our outstanding ethanol derivative positions of approximately $230,000. For the fiscal year ended October 31, 2017, we recorded gains due to the change in fair value of our outstanding natural gas derivative positions of approximately $11,000. For the fiscal year ended October 31, 2016, we recorded losses due to the change in fair value of our outstanding natural gas derivative positions of approximately $87,000.

As commodity prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to produce long-term positive growth for us.

A sensitivity analysis has been prepared to estimate our exposure to ethanol, distillers grains, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas prices and average ethanol and distillers grains prices as of October 31, 2017 net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from October 31, 2017. The results of this analysis, which may differ from actual results, are approximately as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price as of 10/31/17	Approximate Adverse Change to Income
Natural Gas	1,457,750	MMBTU	10%	$423,000
Ethanol	59,500,000	Gallons	10%	$7,616,000
Corn	20,588,235	Bushels	10%	$6,094,000
DDGs	140,823	Tons	10%	$1,619,000

For comparison purposes, the results of our sensitivity analysis for October 31, 2016, were as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price as of 10/31/16	Approximate Adverse Change to Income
Natural Gas	1,499,390	MMBTU	10%	$534,532
Ethanol	59,499,600	Gallons	10%	$7,913,447
Corn	20,659,583	Bushels	10%	$6,156,556
DDGs	141,312	Tons	10%	$1,457,775

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Governors and Members
Highwater Ethanol, LLC

We have audited the accompanying balance sheets of Highwater Ethanol, LLC (the Company) as of October 31, 2017 and 2016, and the related statements of operations, changes in members’ equity, and cash flows for each of the three years in the period ended October 31, 2017. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of October 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2017, in conformity with U.S. generally accepted accounting principles.

/s/ RSM US LLP

Sioux Falls, South Dakota
January 24, 2018

HIGHWATER ETHANOL, LLC
Balance Sheets

ASSETS	October 31, 2017	October 31, 2016

Current Assets
Cash and cash equivalents	$738,209	$2,129,800
Derivative instruments	800,199	540,286
Accounts receivable	2,838,154	4,139,687
Inventories	7,380,706	6,958,903
Prepaids and other	90,133	57,981
Total current assets	11,847,401	13,826,657

Property and Equipment
Land and land improvements	12,647,512	12,647,512
Buildings	38,811,666	38,564,729
Office equipment	1,151,330	774,776
Plant and process equipment	74,364,700	69,869,289
Vehicles	74,094	74,094
Construction in progress	256,923	407,989
	127,306,225	122,338,389
Less accumulated depreciation	(55,254,778)	(47,196,051)
Net property and equipment	72,051,447	75,142,338

Other Assets
Investments	2,641,755	2,693,844
Deposits	191,457	191,457
Total other assets	2,833,212	2,885,301

Total Assets	$86,732,060	$91,854,296

LIABILITIES AND MEMBERS' EQUITY	October 31, 2017	October 31, 2016

Current Liabilities
Accounts payable	$2,765,060	$2,882,943
Accrued expenses	1,175,100	1,014,137
Current maturities of long-term debt	2,715,528	3,297,327
Total current liabilities	6,655,688	7,194,407

Long-Term Debt	7,942,403	13,807,492

Commitments and Contingencies (Note 11)

Members' Equity
Members' equity, 4,813.5 and 4,892 units issued and outstanding	72,133,969	70,852,397
Total Liabilities and Members’ Equity	$86,732,060	$91,854,296

Notes to Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Statements of Operations

	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	October 31, 2017	October 31, 2016	October 31, 2015

Revenues	$100,225,143	$98,945,344	$110,237,009

Cost of Goods Sold	93,476,303	95,560,017	102,331,749

Gross Profit	6,748,840	3,385,327	7,905,260

Operating Expenses	2,739,770	2,686,084	2,411,439

Operating Profit	4,009,070	699,243	5,493,821

Other Income (Expense)
Interest income	1,389	3,591	13,587
Other income	111,945	355,185	363,591
Interest expense	(700,493)	(740,962)	(1,068,944)
Income from equity method investments	97,401	205,611	251,483
Total other expense, net	(489,758)	(176,575)	(440,283)

Net Income	$3,519,312	$522,668	$5,053,538

Weighted Average Units Outstanding	4,834	4,920	4,953
Net Income Per Unit	$728.03	$106.23	$1,020.30
Distributions Per Unit	$345	$400	$1,125

Notes to Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Statements of Changes in Members' Equity

Members' Equity

Balance - October 31, 2014	$73,266,716

Net income	5,053,538

Member distributions	(5,572,125)

Member unit repurchase, 17 units	(136,000)

Balance - October 31, 2015	72,612,129

Net income	522,668

Member distributions	(1,974,400)

Member unit repurchase, 44 units	(308,000)

Balance - October 31, 2016	70,852,397

Net income	3,519,312

Member distributions	(1,687,740)

Member unit repurchase, 78.5 units	(550,000)

Balance - October 31, 2017	$72,133,969

Notes to Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Statements of Cash Flows

	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	October 31, 2017	October 31, 2016	October 31, 2015

Cash Flows from Operating Activities
Net income	$3,519,312	$522,668	$5,053,538
Adjustments to reconcile net income to net cash provided by operations
Depreciation and amortization	8,114,306	7,501,191	6,932,981
Income from equity method investments	(97,401)	(205,611)	(251,483)
Gain on sale of asset	(11,793)	—	—
Non-cash patronage income	(192,094)	(518,371)	(255,375)
Change in assets and liabilities
Accounts receivable, including members	1,301,533	(1,162,555)	1,405,239
Inventories	(421,803)	(1,851,502)	(812,210)
Derivative instruments	(259,913)	(41,084)	(241,269)
Prepaids and other	(32,152)	40,400	(42,731)
Accounts payable	28,171	1,312,218	(444,445)
Accrued expenses	160,963	1,010	(21,780)
Net cash provided by operating activities	12,109,129	5,598,364	11,322,465

Cash Flows from Investing Activities
Capital expenditures	(5,137,921)	(5,156,441)	(6,717,490)
Proceeds from sale of asset	18,523	—	—
Distributions from equity method investments	341,584	523,048	417,400
Net cash used in investing activities	(4,777,814)	(4,633,393)	(6,300,090)

Cash Flows from Financing Activities
Payments on long-term debt	(6,485,166)	(5,758,414)	(5,620,196)
Member unit repurchases, 78.5, 44 and 17 units	(550,000)	(308,000)	(136,000)
Member distributions	(1,687,740)	(1,974,400)	(5,572,125)
Net cash used in financing activities	(8,722,906)	(8,040,814)	(11,328,321)

Net Decrease in Cash and Cash Equivalents	(1,391,591)	(7,075,843)	(6,305,946)

Cash and cash equivalents – Beginning of Period	2,129,800	9,205,643	15,511,589

Cash and cash equivalents – End of Period	$738,209	$2,129,800	$9,205,643

Supplemental Cash Flow Information
Cash paid for interest expense	$585,348	$750,575	$916,442

Supplemental Disclosure of Noncash Financing and Investing Activities
Construction in progress included in accounts payable	$44,216	$190,270	$124,422

Notes to Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Notes to Financial Statements
October 31, 2017 and 2016

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
October 31, 2017 and 2016

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

Accounts receivable are recorded at their estimated net realizable value. Accounts are considered past due if payment is not made on a timely basis in accordance with the Company’s credit terms. Accounts considered uncollectible are written off. The Company’s estimate of the allowance for doubtful accounts is based on historical experience, its evaluation of the current status of receivables, and unusual circumstances, if any. At October 31, 2017 and 2016, the Company believed that such amounts would be collectible and an allowance was not considered necessary.

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

In accordance with the Company’s policy for evaluating impairment of long-lived assets described above, when a triggering event occurs management evaluates the recoverability of the facilities based on projected future cash flows from operations over the facilities’ estimated useful lives. In determining the projected future undiscounted cash flows, the Company makes significant assumptions concerning the future viability of the ethanol industry, the future price of corn in relation to the future price of ethanol and the overall demand in relation to production and supply capacity. The Company has not recorded any impairment as of October 31, 2017 and 2016.

HIGHWATER ETHANOL, LLC
Notes to Financial Statements
October 31, 2017 and 2016

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts receivable, and accounts payable, and other working capital items approximate fair value at October 31, 2017 and 2016 due to the short maturity nature of these instruments.

Commodities contracts are carried at fair value, based on dealer quotes and live trading levels.

The Company believes the carrying amount of the long-term debt approximates fair value due to a significant portion of total indebtedness containing variable interest rates and this rate is a market interest rate for these borrowings.

Equity Method Investments

The Company has a 7% investment interest in an unlisted company, Renewable Fuels Marketing Group, LLC (RPMG), which markets the Company’s ethanol. The Company also has a 7% ownership interest in Lawrenceville Tank, LLC (LT), which owns and operates a trans load/tank facility near Atlanta, Georgia. These investments are flow-through entities and are being accounted for by the equity method of accounting under which the Company’s share of net income is recognized as income in the Company’s statements of operations and added to the investment account. Distributions or dividends received from the investments are treated as a reduction of the investment account. The Company consistently follows the practice of recognizing the net income based on a one month lag. Therefore, net income related to RPMG is reported in the Company’s statements of operations for the years ended October 31, 2017, 2016 and 2015 is based on RPMG's results of operations for the twelve month periods ended September 30, 2017, 2016 and 2015. Net income related to LT which is reported in the Company’s statement of operations for the years ended October 31, 2017, 2016 and 2015 is based on LT's results of operations for the twelve month periods ended September 30, 2017 and 2016, and the ten months ended September 30, 2015.

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

HIGHWATER ETHANOL, LLC
Notes to Financial Statements
October 31, 2017 and 2016

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

In April 2015, the FASB issued ASU No. 2015-03 (ASU 2015-03), Interest-Imputation of Interest, which simplifies the presentation of debt issuance costs. The new standard requires debt issuance costs to be presented as a reduction to the carrying amount of the related debt balance. ASU 2015-03 was effective for fiscal periods beginning after December 31, 2015. The Company implemented ASU 2015-03 effective November 1, 2016. The effect was offsetting current and long term debt by $92,069 at October 31, 2017 and retroactively offsetting long term debt by $130,347 at October 31, 2016.
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
Notes to Financial Statements
October 31, 2017 and 2016

major manufacturing inputs. As a result, market fluctuations in the price of or demand for these commodities can have a significant adverse effect on the Company’s operations, profitability, and availability of cash flows to make loan payments and maintain compliance with the loan agreement.

3. INVENTORIES

Inventories consisted of the following at:

	October 31, 2017	October 31, 2016

Raw materials	$2,130,668	$3,243,617
Spare parts and supplies	2,938,262	2,327,674
Work in process	729,167	611,347
Finished goods	1,582,609	776,265
Total	$7,380,706	$6,958,903

4. DERIVATIVE INSTRUMENTS

As of October 31, 2017, the Company had entered into corn and natural gas derivative instruments, which are required to be recorded as either assets or liabilities at fair value in the balance sheet. The Company uses these instruments to manage risks from changes in market rates and prices. They are not used for speculative purposes. Derivatives qualify for treatment as hedges when there is a high correlation between the change in fair value of the derivative instrument and the related change in value of the underlying hedged item. The Company may designate the hedging instruments based upon the exposure being hedged as a fair value hedge, a cash flow hedge or a hedge against foreign currency exposure. The derivative instruments outstanding at October 31, 2017 are not designated as effective hedges for accounting purposes.

Commodity Contracts

As of October 31, 2017, the Company has open positions for 2,700,000 bushels of corn and 15,000 dekatherms of natural gas. Management expects all open positions outstanding as of October 31, 2017 to be realized within the next twelve months.

The following tables provide details regarding the Company's derivative instruments at October 31:

Instrument	Balance Sheet location	Liabilities
		2017	2016

Corn, natural gas and ethanol contracts
In gain position		$66,438	$523,218
In loss position		(1,668,043)	(1,229,691)
Deposits with broker		2,401,804	1,246,759
	Current assets	$800,199	$540,286

The following tables provide details regarding the gains (losses) from the Company's derivative instruments in the statements of operations, none of which are designated as hedging instruments:

	Statement of	Year Ended October 31
	Operations location	2017	2016	2015
Ethanol contracts	Revenues	568,715	(229,837)	(41,979)
Corn contracts	Cost of goods sold	1,751,018	40,032	827,570
Natural gas contracts	Cost of goods sold	11,267	(87,331)	(27,368)

HIGHWATER ETHANOL, LLC
Notes to Financial Statements
October 31, 2017 and 2016

5. FAIR VALUE MEASUREMENTS

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

•	Level 2 inputs include the following:

◦	Quoted prices in active markets for similar assets or liabilities.

◦	Quoted prices in markets that are not active for identical or similar assets or liabilities.

◦	Inputs other than quoted prices that are observable for the asset or liability.

◦	Inputs that are derived primarily from or corroborated by observable market data by correlation or other means.

•	Level 3 inputs are unobservable inputs for the asset or liability.

The following table provides information on those assets (liabilities) measured at fair value on a recurring basis.

	Fair Value as of	Fair Value Measurement Using
	October 31, 2017	Level 1	Level 2	Level 3
Derivative instrument - commodities	$(1,601,605)	$(1,601,605)	$—	$—

	Fair Value as of	Fair Value Measurement Using
	October 31, 2016	Level 1	Level 2	Level 3
Derivative instrument - commodities	$(706,473)	$(706,473)	$—	$—

The Company determines the fair value of the commodities contracts by obtaining the fair value measurements from an independent pricing service based on dealer quotes and live trading levels from the Chicago Board of Trade.

6. INVESTMENT IN RPMG

The financial statements of RPMG are summarized as of and for the years ended September 30 as follows:

	September 30, 2017	September 30, 2016

Current assets	$138,378,321	$145,602,725
Other assets	1,286,370	1,217,892
Current liabilities	108,270,295	116,282,809
Long-term liabilities	171,000	68,000
Members' equity	31,223,396	30,469,808
Revenue	3,015,983,887	3,089,568,230
Net income	1,696,088	2,165,403

7. DEBT FINANCING

Long-term debt consists of the following at:

HIGHWATER ETHANOL, LLC
Notes to Financial Statements
October 31, 2017 and 2016

	October 31, 2017	October 31, 2016
Variable Rate Term Loan (AgStar)	$9,750,000	$12,750,000

Term Revolving Loan (AgStar)	1,000,000	3,937,839

Capital leases, see terms below	—	547,327

Total	10,750,000	17,235,166

Less debt issuance costs	(92,069)	(130,347)

Less amounts due within one year	(2,715,528)	(3,297,327)

Net long-term debt	$7,942,403	$13,807,492

Bank Financing
On January 22, 2016, the Company entered into a Second Amended and Restated Credit Agreement with AgStar Financial Services, PCA, as administrative agent for several financial institutions which amended the Amended and Restated Credit Agreement dated September 22, 2014. The Second Amended and Restated Credit Agreement decreases the Term Loan to $15,000,000, increases the Term Revolving Loan to $15,000,000 and eliminates the Revolving Line of Credit. Subsequent to the fiscal year end, on November 29, 2017, Compeer Financial f/k/a AgStar Financial Services, PCA ("Compeer"), waived the Company's violation, at October 31, 2017, of the $5,000,000 limitation on annual capital expenditures.

Term Loan

The Term Loan is for $15,000,000 with a variable interest rate that is the greater of the 30-day LIBOR rate plus 325 basis points with no minimum interest rate. The applicable interest rate at October 31, 2016 was 4.49%. Monthly principal payments are due on the Term Loan of approximately $250,000 plus accrued interest. Payments are based upon a five year amortization and the Term Loan is fully amortized. The outstanding balance on this note was $9,750,000 at October 31, 2017. The Company may convert the Term Loan to a fixed rate loan, subject to certain conditions as described in the Amended and Restated Credit Agreement and with the consent of AgStar.

Term Revolving Loan

The Term Revolving Loan is for up to $15,000,000 with a variable interest rate that is the 30-day LIBOR rate plus 325 basis points with no minimum interest rate. The applicable interest rate at October 31, 2016 was 4.49%. The availability under the Term Revolving Loan increases to $20,000,000 after the Term Loan is paid down to $10,000,000 so long as at least one or more of the participating banks agrees to raise its commitment. The Term Revolving Loan may be advanced, repaid and re-borrowed during the term. Monthly interest payments are due on the Term Revolving Loan. Payment of all amounts outstanding is due on January 22, 2023. The outstanding balance was $1,000,000 at October 31, 2017. As of October 31, 2017, the Company has $1,000,000 in letters of credit outstanding which reduce the amount available under the Term Revolving Loan. The Company pays interest at a rate of 1.5% on amounts outstanding for the letters of credit. The Company is also required to pay unused commitment fees for the Term Revolving Loan as defined in the Second Amended and Restated Credit Agreement.

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

HIGHWATER ETHANOL, LLC
Notes to Financial Statements
October 31, 2017 and 2016

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

The Company is limited to annual capital expenditures of $5,000,000 without prior approval, incurring additional debt over certain amounts without prior approval, and making additional investments as described in the Second Amended and Restated Credit Agreement without prior approval. The Company is allowed to make distributions to members as frequently as monthly in an amount equal to 75% of net income if working capital is greater than or equal to $8,250,000, or 100% of net income if working capital is greater than or equal to $11,000,000, or an unlimited amount if working capital is greater than or equal to $11,000,000 and the outstanding balance on the Term Loan is $0. Compeer waived the Company's violation, at October 31, 2017, of the $5,000,000 limitation on annual capital expenditures.

Capital Leases

The Company entered into a series of related definitive agreements, dated September 26, 2013, with Butamax which include an Easement for Construction and Process Demonstration Agreement, an Equipment Lease Agreement, a Technology License Agreement, a Technology Demonstration Risk Reduction Agreement and a Security Agreement (collectively, the "Agreements") pursuant to which Butamax has agreed to construct, install and lease its corn oil separation system and license to the Company its proprietary, patent-protected corn oil separation technology.  Pursuant to the Agreements, the Company agreed to give Butamax access to the plant in order to construct, install, operate, test and commercially validate a corn oil separation system. Butamax retains ownership of the corn oil separation system and technology but agrees to lease it to the Company for a term of 120 months subject to Butamax's right to remove the system if the Company is in breach of the Agreements. The term of the lease may also be extended or terminated pursuant to the terms of the Agreements. The Company is responsible for repairs and maintenance of the system and bears the risk of loss. In return, the Company agrees to payment of certain license fees which are subject to being reduced under the terms of the Agreements if the corn oil separation system does not meet certain performance goals.  The Agreements provide that the corn oil separation system shall be conveyed to the Company at the end of the term so long as the Company is not in breach of the Agreements. The Company granted a security interest to Butamax in the corn oil separation system to secure its obligations under the Agreements.  Pursuant to the Agreements, the Company agreed, subject to certain obligations of confidentiality, to provide Butamax with Company information on a monthly basis including business and financial information and has granted Butamax the option to have a representative present in board and committee meetings as an observer.  The Company also agreed to give Butamax notice in the event of an issuance or sale of membership interests or convertible debt instruments.  The Company recorded this as a capital lease in April 2014, and there is a zero balance as of October 31, 2017.

The estimated maturities of the long-term debt at October 31, 2017 are as follows:

	Principal	Deb Issuance Costs	Total
October 2018	$2,750,000	$(34,472)	$2,715,528
October 2019	3,000,000	(29,986)	2,970,014
October 2020	3,000,000	(22,034)	2,977,966
October 2021	1,000,000	(5,577)	994,423
October 2022	—	—	—
October 2023 and thereafter	1,000,000	—	1,000,000

Long-term debt	$10,750,000	$(92,069)	$10,657,931

HIGHWATER ETHANOL, LLC
Notes to Financial Statements
October 31, 2017 and 2016

8. LEASES

The Company leases rail cars and equipment under operating leases. Rail car leases include additional payments for usage beyond specified levels. Total lease expense for the years ending October 31, 2017, 2016 and 2015 was $295,920, $295,920 and $269,000, respectively.

Future minimum lease payments under operating leases are as follows at October 31, 2017:

Operating
2018	$295,920
2019	197,280
2020	—
2021	—
2022	—
Total	$493,200

9. MEMBERS' EQUITY

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

10. INCOME TAXES

The Company has adopted an October 31 fiscal year end, but has a tax year end of December 31. The differences between financial statement basis and tax basis of assets are estimated as follows:

	October 31, 2017	October 31, 2016

Financial statement basis of total assets	$86,732,060	$91,854,296

Derivative instruments - commodities	1,601,605	706,474
Organizational and start-up costs	1,783,470	2,047,688
Book to tax depreciation	(41,434,605)	(35,586,146)

Income tax basis of total assets	$48,682,530	$59,022,312

The differences between the financial statement basis and tax basis of the Company's liabilities are estimated as follows:

HIGHWATER ETHANOL, LLC
Notes to Financial Statements
October 31, 2017 and 2016

	October 31, 2017	October 31, 2016

Financial statement basis of total liabilities	$14,598,091	$21,001,899

Less: Accrued Expenses	360,000	316,800

Income tax basis of total liabilities	$14,238,091	$20,685,099

11. COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS

Marketing Agreements

The Company has an ethanol marketing agreement with a marketer (RPMG) to purchase, market, and distribute all the ethanol produced by the Company. The Company also entered into a member control agreement with the marketer whereby the Company made capital contributions and became a minority owner of the marketer. The member control agreement became effective on February 1, 2011 and provides the Company a membership interest with voting rights. The marketing agreement will terminate if the Company ceases to be a member. The Company will assume certain of the member’s rail car leases if the agreement is terminated. The Company can sell its ethanol either through an index arrangement or at an agreed upon fixed price. The marketing agreement is perpetual until terminated according to the agreement.  The Company may be obligated to continue to market its ethanol through the marketer for a period of time. The amended agreement requires minimum capital amounts invested as required under the agreement. Revenue recognized under this agreement for the years ended October 31, 2017, 2016 and 2015 was $81,196,577, $78,779,681 and $86,024,565 respectively. Accounts receivable under the agreement as of October 31, 2017 and 2016 were $1,729,694 and $3,045,438 respectively.

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

Grain Procurement Contract

The Company has a grain origination agreement with a marketer to provide all of the corn needed for operation of the ethanol plant. Under the agreement, the Company purchases corn at the CBOT futures price less the weighted average of the basis prices plus a fixed fee per bushel of corn purchased. The agreement runs for an initial five-year term which commenced on July 27, 2016 and automatically renews for successive one-year terms unless otherwise terminated in accordance with its terms.

Regulatory Agencies

The Company is subject to oversight from regulatory agencies regarding environmental concerns which arise in the ordinary course of its business.

Forward Contracts

At October 31, 2017, the Company has approximately 2,166,000 bushels of forward fixed basis corn contracts and 1,133,000 bushels of forward fixed price corn contracts valued at approximately $3,623,000. These purchase contracts are for various delivery periods through December 2018. At October 31, 2017, the Company has approximately 1,275,000 MMBTUs of forward natural gas fixed price purchase contracts valued at approximately $3,616,000 for delivery periods through September 2019. In addition, at October 31, 2017, the Company has approximately 90,000 gallons of forward fixed price denaturant purchase contracts valued at approximately $112,000 for delivery periods through December 2017.

At October 31, 2017, the Company has approximately 10,830 tons of forward fixed price dried distillers grains sales contracts valued at approximately $1,215,000 for delivery periods through March 2018. At October 31, 2017, the Company has approximately 22,200 tons of forward fixed price modified distillers grains sales contracts valued at approximately $1,243,000 for delivery periods through August 2018. In addition, at October 31, 2017, the Company has approximately 100,000 pounds of forward fixed price corn oil sales contracts valued at approximately $26,000 for delivery periods through November 2017.
12. QUARTERLY FINANCIAL DATA (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year Ended October 31, 2017
Revenues	$27,058,613	$23,718,623	$25,368,884	$24,079,023
Gross profit	4,191,810	591,457	1,195,537	770,036
Operating income (loss)	3,467,790	(162,585)	596,246	107,619
Net income (loss)	3,290,175	(308,283)	503,476	33,944
Basic and diluted earnings (loss) per unit	672.56	(64.04)	104.59	7.05

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year Ended October 31, 2016
Revenues	$24,199,824	$23,074,068	$27,115,287	$24,556,165
Gross profit (loss)	(565,389)	(116,120)	1,503,032	2,563,804
Operating income (loss)	(1,259,291)	(902,107)	956,006	1,904,635
Net income (loss)	(1,324,193)	(917,215)	1,066,564	1,697,512
Basic and diluted earnings (loss) per unit	(268.27)	(185.82)	217.05	347.00

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year Ended October 31, 2015
Revenues	$30,081,371	$25,824,583	$28,641,415	$25,689,640
Gross profit	3,265,485	371,380	2,784,179	1,584,216
Operating income (loss)	2,612,151	(401,679)	2,255,304	1,028,045
Net income (loss)	2,378,077	(503,141)	2,341,036	837,566
Basic and diluted earnings per unit (loss)	480.13	(101.58)	472.65	169.14

The above quarterly financial data is unaudited, but in the opinion of management, all adjustments necessary for a fair presentation of the selected data for these periods presented have been included.

13. SUBSEQUENT EVENT

On November 15, 2017, the board of governors declared a cash distribution of $345 per membership unit for the holders of units of record at the close of business on November 15, 2017 for a total distribution of $1,660,657.50. The distribution was paid on December 18, 2017.

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

Our management, including our Chief Executive Officer (the principal executive officer), Brian Kletscher, along with our Chief Financial Officer (the principal financial officer), Lucas Schneider, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of October 31, 2017.  Based on this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 (“COSO”). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of October 31, 2017.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of our 2017 fiscal year, which were identified in connection with management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference from the definitive proxy statement for our 2018 annual meeting of members to be filed with the Securities Exchange Commission within 120 days after the end of our 2017 fiscal year. This proxy statement is referred to in this report as the 2018 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from the 2018 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED MEMBER MATTERS

The information required by this Item is incorporated by reference from the 2018 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference from the 2018 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference from the 2018 Proxy Statement.

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

(3)	Exhibits

Exhibit No.	Exhibit	Filed Herewith	Incorporated by Reference
3.1	Articles of Organization of the registrant.		Exhibit 3.1 to the registrant's registration statement on Form SB-2 (Commission File 333-137482).
3.2	Second Amended and Restated Member Control Agreement of the registrant.		Exhibit 3.2 to the registrant's registration Form 10-Q filed with the Commission on March 22, 2011.
4.1	Form of Membership Unit Certificate.		Exhibit 4.2 to the registrant's registration statement on Form SB-2 (Commission File 333-137482).
10.1	Grain Procurement Agreement and Amendment with Meadowland Farmers Co-op.		Exhibit 10.6 to the registrant's registration statement on Form SB-2 (Commission File 33-137482).
10.2	Energy Management Agreement dated June 8, 2006 between Highwater Ethanol, LLC and U.S. Energy Services, Inc.		Exhibit 10.9 to the registrant's registration statement on Form SB-2 (Commission File 33-137482).
10.3	Redwood Electric Service Agreement dated June 28, 2007.		Exhibit 99.1 to the registrant's Form 8-K filed with the Commission on July 3, 2007.
10.4	Distillers Grains Marketing Agreement with CHS, Inc. dated October 11, 2007.		Exhibit 10.4 to the registrant's Form 10-KSB filed with the Commission on January 29, 2008.
10.5	Centerpoint Natural Gas Agreement dated June 26, 2008.		Exhibit 10.26 to the registrant's Form 10-QSB filed with the Commission on September 15, 2008.
10.6	Trinity Industries Leasing Company Railroad Car Lease Agreement dated July 1, 2009.		Exhibit 10.2 to the registrant's Form 10-Q filed with the Commission on June 15, 2009.
10.7	RPMG Ethanol Fuel Marketing Agreement dated February 1, 2011.+		Exhibit 10.50 to the registrant's Form 10-K filed with the Commission on February 3, 2011.
10.8	Amended and Restated Ethanol Marketing Agreement between RPMG, Inc. and Highwater Ethanol, LLC dated August 27, 2012. +		Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on September 14, 2012.
10.9	2014 Bonus Plan for CEO and CFO		Exhibit 10.85 to the registrant's Form 10-K filed with the Commission on January 16, 2014
10.10	Employment Agreement between Highwater Ethanol, LLC and Brian Kletscher dated February 26, 2014.		Exhibit 99.1 to the registrant's Form 8-K filed with the Commission on February 28, 2014
10.11	Employment Agreement between Highwater Ethanol, LLC and Lucas Schneider dated February 26, 2014.		Exhibit 99.2 to the registrant's Form 8-K filed with the Commission on February 28, 2014
10.12	Amendment No. 1 to Distiller's Grain Marketing Agreement between Highwater Ethanol, LLC and CHS, Inc. dated February 13, 2014.		Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on March 5, 2014
10.13	Credit Agreement between Highwater Ethanol, LLC and AgStar Financial Services, PCA dated February 27, 2014.		Exhibit 10.2 to the registrant's Form 10-Q filed with the Commission on March 5, 2014
10.14	Revolving Line of Credit Note between Highwater Ethanol, LLC and AgStar Financial Services, PCA dated February 27, 2014.		Exhibit 10.3 to the registrant's Form 10-Q filed with the Commission on March 5, 2014
10.15	Revolving Line of Credit Note between Highwater Ethanol, LLC and United Farm Credit Services, PCA dated February 27, 2014.		Exhibit 10.4 to the registrant's Form 10-Q filed with the Commission on March 5, 2014

10.16	Revolving Line of Credit Note between Highwater Ethanol, LLC and Badgerland Financial, ACA dated February 27, 2014.	Exhibit 10.5 to the registrant's Form 10-Q filed with the Commission on March 5, 2014
10.17	Term Note between Highwater Ethanol, LLC and AgStar Financial Services, PCA dated February 27, 2014.	Exhibit 10.6 to the registrant's Form 10-Q filed with the Commission on March 5, 2014
10.18	Term Note between Highwater Ethanol, LLC and United Farm Credit Services, PCA dated February 27, 2014.	Exhibit 10.7 to the registrant's Form 10-Q filed with the Commission on March 5, 2014
10.19	Term Note between Highwater Ethanol, LLC and Badgerland Financial, ACA dated February 27, 2014.	Exhibit 10.8 to the registrant's Form 10-Q filed with the Commission on March 5, 2014
10.20	Term Revolving Note between Highwater Ethanol, LLC and AgStar Financial Services, PCA dated February 27, 2014.	Exhibit 10.9 to the registrant's Form 10-Q filed with the Commission on March 5, 2014
10.21	Term Revolving Note between Highwater Ethanol, LLC and United Farm Credit Services, PCA dated February 27, 2014.	Exhibit 10.10 to the registrant's Form 10-Q filed with the Commission on March 5, 2014
10.22	Term Revolving Note between Highwater Ethanol, LLC and Badgerland Financial, ACA dated February 27, 2014.	Exhibit 10.11 to the registrant's Form 10-Q filed with the Commission on March 5, 2014
10.23	Security Agreement between Highwater Ethanol, LLC and AgStar Financial Services, PCA dated February 27, 2014.	Exhibit 10.12 to the registrant's Form 10-Q filed with the Commission on March 5, 2014
10.24	Mortgage, Security Agreement, Assignment and Leases and Rents and Fixture Financing Statement between Highwater Ethanol, LLC and AgStar Financial Services, PCA dated February 27, 2014.	Exhibit 10.13 to the registrant's Form 10-Q filed with the Commission on March 5, 2014
10.25	Irrevocable Standby Letter of Credit No. 101 between Highwater Ethanol, LLC and AgStar Financial Services, PCA dated February 27, 2014.	Exhibit 10.14 to the registrant's Form 10-Q filed with the Commission on March 5, 2014
10.26	Easement for Construction and Process Demonstration Agreement between Butamax Advanced Biofuels LLC and Highwater Ethanol, LLC dated September 26, 2013.+	Exhibit 10.79 to the registrant's Form 10-K/A filed with the Commission on May 22, 2014
10.27	Equipment Lease Agreement between Butamax Advanced Biofuels LLC and Highwater Ethanol, LLC dated September 26, 2013.+	Exhibit 10.80 to the registrant's Form 10-K/A filed with the Commission on May 22, 2014
10.28	Technology Demonstration Risk Reduction Agreement between Butamax Advanced Biofuels LLC and Highwater Ethanol, LLC dated September 26, 2013.+	Exhibit 10.81 to the registrant's Form 10-K/A filed with the Commission on May 22, 2014
10.29	Security Agreement between Butamax Advanced Biofuels LLC and Highwater Ethanol, LLC dated September 26, 2013.+	Exhibit 10.82 to the registrant's Form 10-K/A filed with the Commission on May 22, 2014
10.30	Technology License Agreement between Butamax Advanced Biofuels LLC and Highwater Ethanol, LLC dated September 26, 2013.+	Exhibit 10.83 to the registrant's Form 10-K/A filed with the Commission on May 22, 2014
10.31	Distillers Crude Corn Oil Marketing Agreement between CHS Inc. and Highwater Ethanol, LLC dated November 4, 2013.+	Exhibit 10.84 to the registrant's Form 10-K/A filed with the Commission on May 22, 2014
10.32	Amended and Restated Credit Agreement dated September 22, 2014	Exhibit 10.102 to the registrant's Form 10-K filed with the Commission on January 28, 2015
10.33	Amended and Restated Revolving Line of Credit AgStar dated September 22, 2014	Exhibit 10.103 to the registrant's Form 10-K filed with the Commission on January 28, 2015

10.34	Amended and Restated Revolving Line of Credit Badgerland dated September 22, 2014	Exhibit 10.104 to the registrant's Form 10-K filed with the Commission on January 28, 2015
10.35	Amended and Restated Revolving Line of Credit United FCS dated September 22, 2014	Exhibit 10.105 to the registrant's Form 10-K filed with the Commission on January 28, 2015
10.36	Amended and Restated Term Note Badgerland dated September 22, 2014	Exhibit 10.106 to the registrant's Form 10-K filed with the Commission on January 28, 2015
10.37	Amended and Restated Term Note United FCS dated September 22, 2014	Exhibit 10.107 to the registrant's Form 10-K filed with the Commission on January 28, 2015
10.38	Amended and Restated Term Note AgStar dated September 22, 2014	Exhibit 10.108 to the registrant's Form 10-K filed with the Commission on January 28, 2015
10.39	Amended and Restated Term Revolving Note AgStar dated September 22, 2014	Exhibit 10.109 to the registrant's Form 10-K filed with the Commission on January 28, 2015
10.40	Amended and Restated Term Revolving Note Badgerland dated September 22, 2014	Exhibit 10.110 to the registrant's Form 10-K filed with the Commission on January 28, 2015
10.41	Amended and Restated Term Revolving Note United FCS dated September 22, 2014	Exhibit 10.111 to the registrant's Form 10-K filed with the Commission on January 28, 2015
10.42	Amended and Restated Mortgage dated September 22, 2014	Exhibit 10.112 to the registrant's Form 10-K filed with the Commission on January 28, 2015
10.43	First Amendment to Amended and Restated Credit Agreement.	Exhibit 99.1 to the registrant's Form 8-K filed with the Commission on February 27, 2015
10.44	Rice Lake Construction Agreement dated April 24, 2015.	Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on June 11, 2015
10.45	Grain Origination Agreement with CHS, Inc. dated October 15, 2015. +	Exhibit 10.45 to the registrant's Form 10-K filed with the Commission on January 28, 2016
10.46	2015 Executive Bonus Plan	Exhibit 10.46 to the registrant's Form 10-K filed with the Commission on January 28, 2016
10.47	2016 Executive Bonus Plan	Exhibit 10.47 to the registrant's Form 10-K filed with the Commission on January 28, 2016
10.48	Second Amended and Restated Credit Agreement with AgStar dated January 22, 2016	Exhibit 10.48 to the registrant's Form 10-K filed with the Commission on January 28, 2016
10.49	Amended and Restated Security Agreement with AgStar dated January 22, 2016	Exhibit 10.49 to the registrant's Form 10-K filed with the Commission on January 28, 2016
10.50	Second Amended and Restated Term Revolving Note with Agstar dated January 22, 2016	Exhibit 10.50 to the registrant's Form 10-K filed with the Commission on January 28, 2016
10.51	Second Amended and Restated Term Revolving Note with United FCS dated January 22, 2016	Exhibit 10.51 to the registrant's Form 10-K filed with the Commission on January 28, 2016
10.52	Second Amended and Restated Mortgage with AgStar dated January 22, 2016	Exhibit 10.52 to the registrant's Form 10-K filed with the Commission on January 28, 2016
10.53	Second Amended and Restated Term Note with United FCS dated January 22, 2016	Exhibit 10.53 to the registrant's Form 10-K filed with the Commission on January 28, 2016
10.54	Second Amended and Restated Term Note with AgStar dated January 22, 2016	Exhibit 10.54 to the registrant's Form 10-K filed with the Commission on January 28, 2016
10.55	2017 Executive Bonus Plan	Exhibit 10.55 to the registrant's Form 10-K filed with the Commission on January 25, 2017
10.56	Agreement for Electric Service with Redwood Electric Cooperative, Inc.	Exhibit 99.1 to the registrant's Form 8-K filed with the Commission on October 2, 2017

10.57	2018 Executive Bonus Plan	X
14.1	Code of Ethics of Highwater Ethanol, LLC adopted on June 26, 2008.		Exhibit 14.1 to the registrant's Form 10-K filed with the Commission on January 29, 2013.
31.1	Certificate Pursuant to 17 CFR 240.13a-14(a)	X
31.2	Certificate Pursuant to 17 CFR 240.13a-14(a)	X
32.1	Certificate Pursuant to 18 U.S.C. Section 1350	X
32.2	Certificate Pursuant to 18 U.S.C. Section 1350	X
101
The following financial information from Highwater Ethanol, LLC's Annual Report on Form 10-K for the fiscal year ended October 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets as of October 31, 2017 and October 31, 2016, (ii) Statements of Operations for the fiscal years ended October 31, 2017, 2016 and 2015, (iii) Statements of Changes in Members' Equity; (iv) Statements of Cash Flows for the fiscal years ended October 31, 2017, 2016 and 2015, and (v) the Notes to Financial Statements.**

(+)     Confidential Treatment Requested.
(X)    Filed herewith
**     Furnished herewith.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HIGHWATER ETHANOL, LLC

Date:	January 24, 2018	/s/ Brian Kletscher
Brian Kletscher
Chief Executive Officer
(Principal Executive Officer)

Date:	January 24, 2018	/s/ Lucas Schneider
Lucas Schneider
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	January 24, 2018	/s/ David Moldan
David Moldan, Chairman and Governor

Date:	January 24, 2018	/s/ Ronald Jorgenson
Ronald Jorgenson, Vice Chairman and Governor

Date:	January 24, 2018	/s/ David Eis
David Eis, Secretary and Governor

Date:	January 24, 2018	/s/ Luke Spalj
Luke Spalj, Treasurer and Governor

Date:	January 24, 2018	/s/ Russell Derickson
Russell Derickson, Governor

Date:	January 24, 2018	/s/ William Garth
William Garth, Governor

Date:	January 24, 2018	/s/ George Goblish
George Goblish, Governor

Date:	January 24, 2018	/s/ Mark Pankonin
Mark Pankonin, Governor

Date:	January 24, 2018	/s/ Michael Landuyt
Michael Landuyt, Governor