Form 10-Q
period 2018-01-31
HIGHWATER ETHANOL LLC
filed 2018-03-07
CIK 1371451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended January 31, 2018

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
☐ Yes     ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  As of March 7, 2018 there were 4,813.50 membership units outstanding.

PART I    FINANCIAL INFORMATION

Item 1. Financial Statements

HIGHWATER ETHANOL, LLC
Condensed Balance Sheets

ASSETS	January 31, 2018	October 31, 2017
	(Unaudited)
Current Assets
Cash and cash equivalents	$2,961,940	$738,209
Derivative instruments	366,443	800,199
Accounts receivable	1,751,759	2,838,154
Inventories	6,982,751	7,380,706
Prepaids and other	78,043	90,133
Total current assets	12,140,936	11,847,401

Property and Equipment
Land and land improvements	12,647,512	12,647,512
Buildings	38,818,532	38,811,666
Office equipment	1,151,330	1,151,330
Equipment	74,683,029	74,364,700
Vehicles	74,094	74,094
Construction in progress	216,794	256,923
	127,591,291	127,306,225
Less accumulated depreciation	(57,393,621)	(55,254,778)
Net property and equipment	70,197,670	72,051,447

Other Assets
Investments	2,483,904	2,641,755
Deposits	191,457	191,457
Total other assets	2,675,361	2,833,212

Total Assets	$85,013,967	$86,732,060

LIABILITIES AND MEMBERS' EQUITY	January 31, 2018	October 31, 2017
	(Unaudited)
Current Liabilities
Accounts payable	$2,531,223	$2,765,060
Accrued expenses	1,001,416	1,175,100
Customer deposits	43,217	—
Current maturities of long-term debt	2,717,350	2,715,528
Total current liabilities	6,293,206	6,655,688

Long-Term Debt	9,200,645	7,942,403

Commitments and Contingencies

Members' Equity
Members' equity, 4,813.50 units issued and outstanding	69,520,116	72,133,969

Total Liabilities and Members’ Equity	$85,013,967	$86,732,060

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Condensed Unaudited Statements of Operations

	Three Months Ended
	January 31, 2018	January 31, 2017

Revenues	$22,980,047	$27,058,613

Cost of Goods Sold	23,031,743	22,866,803

Gross Profit (Loss)	(51,696)	4,191,810

Operating Expenses	742,949	724,020

Operating Profit (Loss)	(794,645)	3,467,790

Other Income (Expense)
Interest income	326	502
Other income	10,922	2,293
Interest expense	(173,578)	(201,486)
Income from equity method investments	3,780	21,076
Total other income (expense), net	(158,550)	(177,615)

Net Income (Loss)	$(953,195)	$3,290,175

Weighted Average Units Outstanding	4,814	4,892
Net Income (Loss) Per Unit, Basic and Diluted	$(198.02)	$672.56
Distributions Per Unit	$345	$345

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Condensed Unaudited Statements of Cash Flows

	Three Months Ended
	January 31, 2018	January 31, 2017
Cash Flows from Operating Activities
Net income (loss)	$(953,195)	$3,290,175
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	2,148,907	1,992,454
Distributions in excess of earnings from equity method investments	170,148	233,008
Gain on sale of asset	—	(6,593)
Non-cash patronage income	(12,297)	(12,297)
Changes in assets and liabilities
Accounts receivable	1,086,395	986,802
Inventories	397,955	(373,828)
Derivative instruments	433,757	99,517
Prepaids and other	12,090	(1,579)
Customer deposits	43,217	—
Accounts payable	(199,422)	(799,834)
Accrued expenses	(173,684)	(22,437)
Net cash provided by operating activities	2,953,871	5,385,388

Cash Flows from Investing Activities
Capital expenditures	(319,482)	(464,323)
Proceeds from sale of asset	—	16,023
Net cash used in investing activities	(319,482)	(448,300)

Cash Flows from Financing Activities
Payments on long-term debt	(750,000)	(3,641,374)
Proceeds from long-term debt	2,000,000	—
Member distributions	(1,660,658)	(1,687,740)
Net cash used in financing activities	(410,658)	(5,329,114)

Net Increase (Decrease) in Cash and Cash Equivalents	2,223,731	(392,026)

Cash and Cash equivalents – Beginning of Period	738,209	2,129,800

Cash and Cash equivalents – End of Period	$2,961,940	$1,737,774

Supplemental Cash Flow Information
Cash paid for interest	$134,643	$102,385

Supplemental Disclosure of Noncash Financing and Investing Activities
Capital expenditures included in accounts payable	$9,800	$64,571

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
January 31, 2018

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations.  The accompanying balance sheet and related notes as of October 31, 2017 are derived from the audited financial statements as of that date. These condensed financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company’s audited financial statements for the year ended October 31, 2017, contained in the Company’s Form 10-K.

In the opinion of management, the interim condensed financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for fair presentation of the Company's financial position as of January 31, 2018 and the results of operations and cash flows for all periods presented.

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

Derivative Instruments

Derivatives are recognized in the balance sheet and the measurement of these instruments is at fair value. Margin amounts required by the broker are classified as deposits with broker within derivative instruments and any excess is classified as cash equivalents in the balance sheets. In order for a derivative to qualify as a hedge, specific criteria must be met and appropriate documentation maintained. Gains and losses from derivatives that do not qualify as hedges, or are undesignated, must be recognized immediately in earnings. If the derivative does qualify as a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will be either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. Changes in the fair value of undesignated derivatives are recognized currently in earnings.

Contracts are evaluated to determine whether the contracts are derivatives. Certain contracts that literally meet the definition of a derivative may be exempted as “normal purchases or normal sales”. Normal purchases and normal sales are contracts that

HIGHWATER ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
January 31, 2018

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

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts receivable, accounts payable, and other working capital items approximate fair value at January 31, 2018 due to the short maturity nature of these instruments.

The Company believes the carrying value of the derivative instruments approximates fair value based on quoted market prices or widely accepted valuation techniques including discounted cash flow analysis which includes observable market-based inputs.

The Company believes the carrying amount of the long-term debt approximates the fair value due to a significant portion of total indebtedness containing variable interest rates and that rate is a market interest rate for these borrowings.

Equity Method Investments

The Company has a 6% investment interest in an unlisted company, Renewable Products Marketing Group, LLC (RPMG), who markets the Company’s ethanol. The Company also has a 7% ownership interest in Lawrenceville Tank, LLC (LT), which owns and operates a trans load/tank facility near Atlanta, Georgia. These investments are flow-through entities and are being accounted for by the equity method of accounting under which the Company’s share of net income is recognized as income in the Company’s statements of operations and added to the investment account. Distributions or dividends received from the investment are treated as a reduction of the investment account. The Company consistently follows the practice of recognizing the net income from equity method investments based on the most recent reliable data. Therefore, the net income which is reported in the Company's statement of operations for the quarter ended January 31, 2018 is based on the investee’s results of operations for the three month period ended December 31, 2017.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. Additionally, the guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, which is the Company’s first quarter of fiscal year 2019. Early application is permitted one year earlier. The new standard allows for the amendment to be applied either retrospectively to each prior reporting period presented or retrospectively as a cumulative-effect adjustment as of the date of adoption. The Company is evaluating the effect that ASU 2014-09 will have on its financial statements and related disclosures, including which transition method it will adopt. The Company plans to complete its evaluation by October 31, 2018.

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

HIGHWATER ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
January 31, 2018

ASU is effective in annual and interim periods in fiscal years beginning after December 15, 2018, with early adoption permitted, and requires a modified retrospective transition method.  The Company is currently in the process of evaluating the impact that this new guidance will have on the financial statements.

In August 2016, the FASB issued ASU No. 2016-15 (ASU 2016-15), Statement of Cash Flows (Topic 230), which clarifies and provides guidance for specific cash flow issues. ASU 2016-15 is effective for fiscal periods beginning after December 15, 2017. The Company implemented ASU 2016-15 effective November 1, 2017. The effect was reclassifying Distributions from Equity Method Investments from Cash Flows from Investing Activities to Cash Flows from Operating Activities.
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

3. INVENTORIES

Inventories consisted of the following at:

	January 31, 2018	October 31, 2017

Raw materials	$1,751,939	$2,130,668
Spare parts and supplies	3,115,239	2,938,262
Work in process	711,254	729,167
Finished goods	1,404,319	1,582,609
Total	$6,982,751	$7,380,706

4. DERIVATIVE INSTRUMENTS

As of January 31, 2018, the Company had entered into corn, ethanol and natural gas derivative instruments, which are required to be recorded as either assets or liabilities at fair value in the balance sheet. The Company uses these instruments to manage risks from changes in market rates and prices. They are not used for speculative purposes. Derivatives qualify for treatment as hedges when there is a high correlation between the change in fair value of the derivative instrument and the related change in value of the underlying hedged item. The Company may designate the hedging instruments based upon the exposure being hedged as a fair value hedge or a cash flow hedge. The derivative instruments outstanding at January 31, 2018 are not designated as effective hedges for accounting purposes.

Commodity Contracts

As of January 31, 2018, the Company has open positions for 1,200,000 bushels of corn. Management expects all open positions outstanding as of January 31, 2018 to be realized within the next twelve months.

The following tables provide details regarding the Company's derivative instruments at January 31, 2018 and October 31, 2017:

HIGHWATER ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
January 31, 2018

Instrument	Balance Sheet location	January 31, 2018	October 31, 2017

Corn, natural gas and ethanol futures contracts
In gain position		$352,598	$66,438
In loss position		(1,512,176)	(1,668,043)
Deposits with broker		1,526,021	2,401,804
	Current assets	$366,443	$800,199

The following tables provide details regarding the gains (losses) from the Company's derivative instruments in the statements of operations, none of which are designated as hedging instruments:

	Statement of	Three Months Ended January 31,
	Operations location	2018	2017
Ethanol contracts	Revenues	$(97,326)	$225,732
Corn contracts	Cost of goods sold	497,790	550,336
Natural gas contracts	Cost of goods sold	30,852	(3,140)

5. FAIR VALUE MEASUREMENTS

The following table provides information on those assets (liabilities) measured at fair value on a recurring basis.

	Fair Value as of	Fair Value Measurement Using
	January 31, 2018	Level 1	Level 2	Level 3
Derivative instruments - commodities	$(1,159,578)	$(1,159,578)	$—	$—

	Fair Value as of	Fair Value Measurement Using
	October 31, 2017	Level 1	Level 2	Level 3
Derivative instruments - commodities	$(1,601,605)	$(1,601,605)	$—	$—

The Company determines the fair values of commodities by obtaining the fair value measurements from an independent pricing service based on dealer quotes and live trading levels from the Chicago Board of Trade.

6. DEBT FINANCING

Long-term debt consists of the following at:

	January 31, 2018	October 31, 2017
Variable Rate Term Loan	$9,000,000	$9,750,000

Term Revolving Loan	3,000,000	1,000,000

Total	12,000,000	10,750,000

Less Debt Issuance Costs	(82,005)	(92,069)

Less amounts due within one year	(2,717,350)	(2,715,528)

Net long-term debt	$9,200,645	$7,942,403

HIGHWATER ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
January 31, 2018

Bank Financing

On January 22, 2016, the Company entered into a Second Amended and Restated Credit Agreement with Compeer Financial, PCA f/k/a AgStar Financial Services, PCA, as administrative agent for several financial institutions ("Compeer") which amended the Amended and Restated Credit Agreement dated September 22, 2014. The Second Amended and Restated Credit Agreement decreased the Term Loan to $15,000,000, increased the Term Revolving Loan to $15,000,000 and eliminated the Revolving Line of Credit.
Term Loan

The Term Loan is for $15,000,000 with a variable interest rate based on the 30-day LIBOR rate plus 325 basis points with no minimum interest rate. The applicable interest rate at January 31, 2018 was 4.68%. Monthly principal payments are due on the Term Loan of approximately $250,000 plus accrued interest. Payments of all amounts outstanding are due on January 22, 2021. The outstanding balance on this note was $9,000,000 at January 31, 2018. The Company may convert the Term Loan to a fixed rate loan, subject to certain conditions as described in the Second Amended and Restated Credit Agreement and with the consent of Compeer.

Term Revolving Loan

The Term Revolving Loan is for up to $15,000,000 with a variable interest rate based on the 30-day LIBOR rate plus 325 basis points with no minimum interest rate. The applicable interest rate at January 31, 2018 was 4.68%. The availability under the Term Revolving Loan increases to $20,000,000 after the Term Loan is paid down to $10,000,000 so long as at least one or more of the participating banks agrees to raise its commitment. The Term Revolving Loan may be advanced, repaid and re-borrowed during the term. Monthly interest payments are due on the Term Revolving Loan. Payment of all amounts outstanding are due on January 22, 2023. The outstanding balance on this note was $3,000,000 at January 31, 2018. The Company also has $500,000 in letters of credit outstanding at January 31, 2018 which reduce the amount available under the Term Revolving Loan. The Company pays interest at a rate of 1.50% on amounts outstanding for the letters of credit. The Company is also required to pay unused commitment fees for the Term Revolving Loan as defined in the Second Amended and Restated Credit Agreement.

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
The Company is limited to annual capital expenditures of $5,000,000 without prior approval, incurring additional debt over certain amounts without prior approval, and making additional investments as described in the Amended and Restated Credit Agreement without prior approval of Compeer. The Company is allowed to make cash distributions to members as frequently as monthly in an amount equal to 75% of net income if working capital is greater than or equal to $8,250,000, or 100% of net income if working capital is greater than or equal to $11,000,000, or an unlimited amount if working capital is greater than or equal to $11,000,000 and the outstanding balance on the Term Loan is $0.
The estimated maturities of the long-term debt at January 31, 2018 are as follows:

HIGHWATER ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
January 31, 2018

	Principal	Debt Issuance Costs	Total
January 2019	$2,750,000	$(32,650)	$2,717,350
January 2020	3,000,000	(27,998)	2,972,002
January 2021	3,250,000	(21,357)	3,228,643
January 2022	—	—	—
January 2023	3,000,000	—	3,000,000
Long-term debt	$12,000,000	$(82,005)	$11,917,995

7. COMMITMENTS AND CONTINGENCIES

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

The Company has a distillers grains marketing agreement with a marketer to market all the dried distillers grains produced at the plant. Under the agreement the marketer charges a maximum of $2.00 per ton and a minimum of $1.50 per ton price using 2% of the FOB plant price actually received by them for all dried distillers grains removed. The agreement will remain in effect unless otherwise terminated by either party with 120 days days notice. Under the agreement, the marketer is responsible for all transportation arrangements for the distribution of the dried distillers grains. The Company markets and sells its modified and wet distillers grains.

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

Forward Contracts

At January 31, 2018, the Company had approximately 6,296,000 bushels of forward fixed basis corn contracts and 1,715,000 bushels of forward fixed price corn contracts valued at approximately $5,488,000. These purchase contracts are for various delivery periods through December 2018. At January 31, 2018, the Company had approximately 1,043,000 MMBTUs of forward fixed price natural gas purchase contracts valued at approximately $2,884,000 for various delivery periods through September 2019. In addition, at January 31, 2018, the Company had approximately 18,400 gallons of forward fixed price denaturant purchase contracts valued at $29,000 for various delivery periods through February 2018.
At January 31, 2018, the Company had approximately 8,050 tons of forward fixed price dried distillers grains sales contracts valued at $1,094,000 for various delivery periods through March 2018. In addition, at January 31, 2018, the Company had approximately 10,400 tons of forward fixed price modified distillers grains sales contracts valued at approximately $591,000 for delivery periods through September 2018. In addition, at January 31, 2018, the Company had approximately 575,000 pounds of forward fixed price corn oil sales contracts valued at approximately $121,000 for delivery periods through February 2018.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three month period ended January 31, 2018, compared to the same period of the prior fiscal year. This discussion should be read in conjunction with the condensed financial statements and notes and the information contained in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2017.

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
On November 15, 2017, our board of governors declared a cash distribution of $345 per membership unit for the holders of units of record at the close of business on that date for a total distribution of $1,660,658. We paid the distribution on December 18, 2017.

We expect to fund our operations during the next 12 months using cash flow from our continuing operations and our current credit facilities. However, should we experience unfavorable operating conditions in the ethanol industry that prevent us from profitably operating the ethanol plant, we may need to seek additional funding.

Results of Operations for the Three Months Ended January 31, 2018 and 2017

The following table shows the results of our operations and the approximate percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our unaudited statements of operations for the three months ended January 31, 2018 and 2017:

	2018		2017
Statements of Operations Data	Amount (unaudited)%		Amount (unaudited)%

Revenues	$22,980,047	100.00%	$27,058,613	100.00%
Cost of Goods Sold	23,031,743	100.22%	22,866,803	84.51%
Gross Profit (Loss)	(51,696)	(0.22)%	4,191,810	15.49%
Operating Expenses	742,949	3.24%	724,020	2.67%
Operating Profit (Loss)	(794,645)	(3.46)%	3,467,790	12.82%
Other Income (Expense)	(158,550)	(0.69)%	(177,615)	(0.66)%
Net Income (Loss)	$(953,195)	(4.15)%	$3,290,175	12.16%

The following table shows the sources of our revenue for the three months ended January 31, 2018 and 2017:

	2018		2017
Revenue Sources	Amount (Unaudited)%		Amount (Unaudited)%

Ethanol Sales	$17,860,058	77.72%	$22,321,483	82.49%
Modified Distillers Grains Sales	704,658	3.07%	567,298	2.10%
Dried Distillers Grains Sales	3,612,082	15.72%	3,256,176	12.03%
Corn Oil Sales	803,249	3.49%	913,656	3.38%
Total Revenues	$22,980,047	100.00%	$27,058,613	100.00%

Revenue
Ethanol
Our total revenues were lower for the three months ended January 31, 2018, as compared to the three months ended January 31, 2017. Revenue from ethanol sales decreased by approximately 20.00% during the three months ended January 31, 2018, as compared to the three months ended January 31, 2017, due primarily to a decrease in the average price per gallon of ethanol sold. The average price per gallon of ethanol sold for the three months ended January 31, 2018 was approximately 19.18% lower than the average price we received for the three months ended January 31, 2017. Ethanol prices were lower for the three months ended January 31, 2018 due to record levels of domestic production.
    Ethanol prices will likely continue to generally be directionally consistent with changes in corn and energy prices. If corn and gasoline prices decrease, that could have a significant negative impact on the price of ethanol particularly if ethanol stocks were to remain at current high levels. The institution of tariffs by the Chinese and Brazilian governments on ethanol produced in the U.S. has resulted in a decline in ethanol prices. However, if China or Brazil were to lower or eliminate those tariffs, or if demand from other foreign markets were to increase, that could have a positive effect on ethanol prices. Further an increase in domestic usage due to seasonal driving demand could also contribute to an increase in ethanol prices.
The number of gallons of ethanol sold during the three months ended January 31, 2018 decreased by 0.37% compared to the number of gallons of ethanol sold for the three months ended January 31, 2017 due to decreased production of ethanol due to extremely cold weather experienced in early January 2018 in our local area. However, management anticipates that the amount of ethanol produced for the three months ended January 31, 2018, will remain relatively consistent in the future.

We had (losses) gains related to ethanol based derivative instruments of approximately ($97,000) and $226,000 for the three months ended January 31, 2018 and 2017, respectively.

Distillers Grains

Revenue from distillers grains sales increased by approximately 12.90% during the three months ended January 31, 2018, as compared to the three months ended January 31, 2017. This is primarily a result of higher dried and modified distillers grains prices for the three months ended January 31, 2018, as compared to the three months ended January 31, 2017. For the three months ended January 31, 2018, the average price per ton of dried distillers grains sold was approximately 24.23% higher than the average price we received during the three months ended January 31, 2017, due to price increases in the protein market that correlate to the price of soybean meal. For the three months ended January 31, 2018, the average price per ton of modified distillers grains sold was approximately 7.20% higher than during the three months ended January 31, 2017, due to increased demand in our local area.

Distillers grains prices typically change in proportion to corn prices and availability of corn. Domestic demand for distillers grains could remain low due to expansion of production capacity in the ethanol industry or if corn prices decline and end-users switch to lower priced alternatives. Changes in foreign demand also impact distillers grains prices. Historically, China has been a significant consumer of exported distillers grains. However, an anti-dumping investigation by the Chinese government into distillers grains produced in the United States and the imposition by China of anti-dumping and anti-subsidy duties on distillers grains produced in the U.S. has had a negative effect on export demand from China resulting in lower distillers grains prices.

The tons of dried distillers grains sold decreased by approximately 7.60% during the three months ended January 31, 2018, as compared to the three months ended January 31, 2017. The tons of modified distillers grains sold during the three months ended January 31, 2018, increased by approximately 15.87% as compared to the three months ended January 31, 2017. The overall tons of distillers grains produced decreased somewhat due to decreased ethanol production due to extremely cold weather. However, management anticipates that the overall amount of distillers grains produced for the three months ended January 31, 2018, will remain relatively consistent in the future.

At January 31, 2018, we have approximately 8,050 tons of forward dried distiller grains sales contracts valued at $1,094,000 for various delivery periods through March 2018. In addition, at January 31, 2018, the Company had approximately 10,400 tons of forward fixed price modified distillers grains sales contracts valued at approximately $591,000 for delivery periods through September 2018.

Corn Oil

Revenue from corn oil sales decreased by approximately 12.09% during the three months ended January 31, 2018, as compared to the three months ended January 31, 2017. This is primarily a result of lower corn oil prices during the three months ended January 31, 2018, as compared to the three months ended January 31, 2017. For the three months ended January 31, 2018, the average price per pound of corn oil we received was approximately 14.81% lower than during the three months ended January 31, 2017, due to decreased demand from the corn oil feed market. Management anticipates that corn oil prices in the future will be affected by changes in corn and energy prices and the status of the biodiesel blenders' tax credit.

    The pounds of corn oil sold during the three months ended January 31, 2018, increased by approximately 5.51% as compared to the the three months ended January 31, 2017 due to our corn oil extraction equipment running more efficiently.

At January 31, 2018, we had approximately 575,000 pounds of forward fixed price corn oil sales contracts valued at approximately $121,000 for delivery periods through February 2018.

Cost of Goods Sold

Our two largest costs of production are corn (65.11% of cost of goods sold for the three months ended January 31, 2018) and natural gas (7.10% of cost of goods sold for the three months ended January 31, 2018). Our total cost of goods sold was approximately the same during the three months ended January 31, 2018, as compared to the three months ended January 31, 2017.

Corn

Our average price per bushel of corn for the three months ended January 31, 2018 decreased by approximately 2.68% per bushel, as compared to the three months ended January 31, 2017, due to lower corn prices.

Management expects there to be an adequate corn supply available in our area to operate the ethanol plant and that prices during our 2018 fiscal year may remain lower due to the large corn crop which was harvested in the fall of 2017. However, corn prices will likely remain volatile in the future depending on weather conditions, supply and demand, stocks and other factors and could significantly impact our costs of production.

We used approximately 4.80% less bushels of corn in the three months ended January 31, 2018, as compared to the three months ended January 31, 2017, due to decreased production of ethanol due to extremely cold weather.

At January 31, 2018, we have approximately 6,296,000 bushels of forward fixed basis corn purchase contracts and 1,715,000 bushels of forward fixed price corn contracts valued at approximately $5,488,000 for various delivery periods through December 2018. For the three months ended January 31, 2018 and 2017, we had gains related to corn derivative instruments of approximately $498,000 and $550,000, respectively.

Natural Gas

Our average price per MMBTU of natural gas was approximately 0.71% lower for the three months ended January 31, 2018, as compared to the three months ended January 31, 2017. Natural gas prices were lower due to increased volumes of natural gas in storage. Management anticipates that natural gas prices may rise due to an increase in natural gas demand due to winter weather conditions. In addition, natural gas prices may increase if the natural gas industry experiences production problems during our 2018 fiscal year.

For the three months ended January 31, 2018, we purchased approximately 0.90% less natural gas as compared to the three months ended January 31, 2017. This decrease in natural gas usage is primarily due to less gallons of ethanol produced due to extremely cold weather.

At January 31, 2018, we have approximately 1,043,000 MMBTUs of forward natural gas sales contracts valued at approximately $2,884,000 for various delivery periods through September 2019. For the three months ended January 31, 2018 and 2017, we had gains (losses) related to natural gas derivative instruments of approximately $31,000 and ($3,000), respectively.

Operating Expense

We had operating expenses for the three months ended January 31, 2018 of $742,949, as compared to operating expenses of $724,020 for the three months ended January 31, 2017. Management attributes this increase in operating expenses primarily to an increase in professional fees and IT expenses for the three months ended January 31, 2018, as compared to the three months ended January 31, 2017. Management continues to pursue strategies to optimize efficiencies and maximize production. These efforts may result in a decrease in our operating expenses on a per gallon basis. However, because these expenses do not vary with the level of production at the plant, we expect our operating expenses to remain relatively steady.

Operating Profit (Loss)

We had a loss from operations for the three months ended January 31, 2018 of $794,645, which is approximately (3.46%) of our revenues, compared to a profit of $3,467,790, which was approximately 12.82% of our revenues, for the three months ended January 31, 2017. This decrease in our operating income is primarily due to a decrease in the price we received for our ethanol relative to the price we paid for corn.

Other Income (Expense)

We had total other expense for the three months ended January 31, 2018 of $158,550, as compared to total other expense of $177,615 for the three months ended January 31, 2017. Our other expense for the three months ended January 31, 2018, consisted primarily of interest expense offset by income from investments. This decrease in other expense is primarily due to a decrease in interest expense in 2018.

Changes in Financial Condition for the Threee Months Ended January 31, 2018

The following table highlights the changes in our financial condition for the three months ended January 31, 2018 from our previous fiscal year ended October 31, 2017:

	January 31, 2018	October 31, 2017
Current Assets	$12,140,936	$11,847,401
Current Liabilities	6,293,206	6,655,688
Long-Term Debt	9,200,645	7,942,403

Current Assets

The increase in current assets is primarily the result of increases in cash and cash equivalents which was offset partially by decreases in derivative instruments, accounts receivable and inventories at January 31, 2018, as compared to October 31, 2017.

Current Liabilities

The decrease in current liabilities is due primarily to decreases in accounts payable and accrued expenses which were partially offset by increases in customer deposits and current maturities of long-term debt at January 31, 2018, as compared to October 31, 2017.

Long-Term Debt

Long-term debt increased at January 31, 2018, as compared to October 31, 2017, primarily due to borrowing on our Term Revolving Loan for corn purchases.

Liquidity and Capital Resources

Our primary sources of liquidity are our Term Revolving Loan and cash generated from operations. Based on financial forecasts prepared by our management, we anticipate that we will have sufficient cash on hand, cash from our current credit facilities, and cash from our operations to continue to operate the ethanol plant at capacity for the next 12 months. We do not currently anticipate seeking additional equity or debt financing in the near term. However, changes in corn prices significantly affect our cost of goods sold. If increases in cost of goods sold are not offset by corresponding increases in the prices we receive from the sale of our products, these increases in cost of goods sold can have a significant negative impact on our financial performance. If we experience unfavorable operating conditions in the ethanol industry that prevent us from profitably operating the ethanol plant, we could have difficulty maintaining our liquidity and we may have to secure additional debt or equity financing for working capital or other purposes. We do not currently anticipate that we will need to secure additional capital resources for any other significant purchases of property and equipment in the next 12 months.

The following table shows cash flows for the three months ended January 31, 2018 and 2017:

	2018	2017
	(unaudited)	(unaudited)
Net cash provided by operating activities	$2,953,871	$5,385,388
Net cash used in investing activities	(319,482)	(448,300)
Net cash used in financing activities	(410,658)	(5,329,114)

Cash Flow From Operations

We experienced a decrease in our cash provided by operating activities for the three months ended January 31, 2018, as compared to the same period in 2017. This decrease was primarily due to the net loss experienced for the three months ended January 31, 2018, as compared to net income for the same period in 2017.

Cash Flow From Investing Activities

We used less cash in investing activities for the three month period ended January 31, 2018, as compared to the same period in 2017. This change was primarily due to a decrease in capital expenditures during the three months ended January 31, 2018.

Cash Flow From Financing Activities

We used less cash for financing activities during the three months ended January 31, 2018, as compared to the same period in 2017. This decrease was the result of decreased payments and increased borrowings on long-term debt and distributing less cash to our members during the three months ended January 31, 2018, as compared to the same period in 2017.

Short-Term and Long-Term Debt Sources

On January 22, 2016, we entered into a Second Amended and Restated Credit Agreement with Compeer Financial f/k/a AgStar Financial Services, PCA ("Compeer"). In connection therewith, as of the same date, we executed Second Amended and Restated Term Notes, Second Amended and Restated Term Revolving Notes, an Amended and Restated Security Agreement and a Second Amended and Restated Mortgage, Security Agreement, Assignment of Leases and Fixture Financing Statement. The Second Amended and Restated Credit Agreement decreased the Term Loan to $15,000,000, increased the Term Revolving Loan to $15,000,000 and eliminated the Revolving Line of Credit. Subsequent to the fiscal year end, on November 29, 2017, Compeer waived our violation, at October 31, 2017, of the $5,000,000 limitation on annual capital expenditures as set forth in the Second Amended and Restated Credit Agreement.

Term Loan

The Term Loan is for $15,000,000 with a variable interest rate based on the 30-day LIBOR rate plus 325 basis points with no minimum interest rate. The applicable interest rate at January 31, 2018 was 4.68%. Monthly principal payments are due on the Term Loan of approximately $250,000 plus accrued interest. Payments of all amounts outstanding are due on January 22, 2021. The outstanding balance on this note was $9,000,000 at January 31, 2018. We may convert the Term Loan to a fixed rate loan, subject to certain conditions as described in the Second Amended and Restated Credit Agreement and with the consent of AgStar.

Term Revolving Loan

The Term Revolving Loan is for up to $15,000,000 with a variable interest rate based on the 30-day LIBOR rate plus 325 basis points with no minimum interest rate. The applicable interest rate at January 31, 2018 was 4.68%. The availability under the Term Revolving Loan increases to $20,000,000 after the Term Loan is paid down to $10,000,000 so long as at least one or more of the participating banks agrees to raise its commitment. The Term Revolving Loan may be advanced, repaid and re-borrowed during the term. Monthly interest payments are due on the Term Revolving Loan with payment of all amounts outstanding due on January 22, 2023. The outstanding balance on this note was $3,000,000 at January 31, 2018. We also have $500,000 in letters of credit outstanding at January 31, 2018 which reduce the amount available under the Term Revolving Loan. We pay interest at a rate of 1.50% on amounts outstanding for the letters of credit. We are also required to pay unused commitment fees for the Term Revolving Loan as defined in the Second Amended and Restated Credit Agreement.

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

We are limited to annual capital expenditures of $5,000,000 without prior approval, incurring additional debt over certain amounts without prior approval, and making additional investments as described in the Amended and Restated Credit Agreement without prior approval of Compeer. We are allowed to make cash distributions to members as frequently as monthly in an amount equal to 75% of net income if working capital is greater than or equal to $8,250,000, or 100% of net income if working capital is greater than or equal to $11,000,000, or an unlimited amount if working capital is greater than or equal to $11,000,000 and there is no outstanding balance on the Term Loan.

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

Capital Expenditures
We do not currently anticipate making significant capital expenditures during our 2018 fiscal year.

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

We have entered into corn commodity-based derivatives, natural gas derivatives and ethanol derivatives in order to protect cash flows from fluctuations caused by volatility in commodity prices. In practice, as markets move, we actively attempt to manage our risk and adjust hedging strategies as appropriate. We do not use hedge accounting which could match the gain or loss on our hedge positions to the specific commodity contracts being hedged. Instead, we use fair value accounting for our hedge positions, which means that as the current market price of our hedge position changes, the gains and losses are immediately recognized in our statement of operation. The immediate recognition of hedging gains and losses under fair value accounting can cause net income (loss) to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from our Term Loan and our Term Revolving Loan, each bearing a variable interest rate.  As of January 31, 2018, we had $9,000,000 outstanding on the Term Loan and $3,000,000 outstanding on the Term Revolving Loan. Interest will accrue at the greater of the 30-day LIBOR rate plus 325 basis points. The applicable interest rate on these loans at January 31, 2018 was 4.68%. If we were to experience a 10% adverse change in the applicable interest rate, the annual effect such change would have on our income statement, based on the amount we had outstanding on our Term Loan and Term Revolving Loan at January 31, 2018, would be approximately $56,000.

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

As of January 31, 2018, the fair values of our commodity-based derivative instruments are a net liability of approximately $1,200,000. As the prices of the hedged commodity moves in reaction to market trends and information, our statement of operations will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to protect the Company over the term of the contracts for the hedged amounts.

In the ordinary course of business, we enter into forward contracts for our commodity purchases. At January 31, 2018, we have approximately 6,296,000 bushels of forward fixed basis corn purchase contracts and 1,715,000 bushels of forward fixed price corn purchase contracts valued at approximately $5,488,000. These purchase contracts are for various delivery periods through December 2018. At January 31, 2018, we have approximately 1,043,000 MMBTUs of forward natural gas fixed price purchase contracts valued at approximately $2,884,000 for delivery periods through September 2019. In addition, at January 31, 2018, we have approximately 18,400 gallons of forward fixed price denaturant purchase contracts valued at approximately $29,000 for delivery periods through February 2018.

In the ordinary course of business, we enter into forward contracts for our commodity sales. At January 31, 2018, we have approximately 8,050 tons of forward fixed price dried distillers grains sales contracts valued at approximately $1,094,000 for delivery periods through March 2018. At January 31, 2018, we have approximately 10,400 tons of forward fixed price modified distillers grains sales contracts valued at approximately $591,000 for delivery periods through September 2018. In addition, at January 31, 2018, we have approximately 575,000 pounds of forward fixed price corn oil sales contracts valued at approximately $121,000 for delivery periods through February 2018.
At January 31, 2018, we have open futures positions for 1,200,000 bushels of corn. These derivatives have not been designated as effective hedges for accounting purposes and are forecasted to settle within the next twelve months. We recorded gains due to changes in the fair value of our outstanding corn derivative positions for the three months ended January 31, 2018 and 2017 of approximately $498,000 and $550,000, respectively. For the three months ended January 31, 2018, we recorded (losses) gains due to changes in the fair value of our outstanding ethanol derivative positions of approximately ($97,000) and $226,000, respectively. For the three months ended January 31, 2018 and 2017, we recorded gains (losses) due to the change in fair value of our outstanding natural gas derivative positions of approximately $31,000 and ($3,000), respectively.

As commodity prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to produce long-term positive growth for us.

A sensitivity analysis has been prepared to estimate our exposure to ethanol, distillers grains, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas prices and average ethanol and distillers grains prices as of January 31, 2018 net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from January 31, 2018. The results of this analysis, which may differ from actual results, are approximately as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price as of January 31, 2018	Approximate Adverse Change to Income
Natural Gas	1,499,390	MMBTU	10%	$449,517
Ethanol	59,500,000	Gallons	10%	$7,318,500
Corn	20,517,241	Bushels	10%	$6,606,552
DDGs	141,312	Tons	10%	$2,034,893

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

Our management, including our Chief Executive Officer (the principal executive officer), Brian Kletscher, along with our Chief Financial Officer (the principal financial officer), Lucas Schneider, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of January 31, 2018.  Based on this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended January 31, 2018, which were identified in connection with management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

None.

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
101
The following financial information from Highwater Ethanol, LLC's Quarterly Report on Form 10-Q for the quarter ended January 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets as of January 31, 2018 and October 31, 2017, (ii) Condensed Statements of Operations for the three months ended January 31, 2018 and 2017, (iii) Statements of Cash Flows for the three months ended January 31, 2018 and 2017, and (iv) the Notes to Condensed Financial Statements.**

* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HIGHWATER ETHANOL, LLC

Date:	March 7, 2018	/s/ Brian Kletscher
Brian Kletscher
Chief Executive Officer
(Principal Executive Officer)

Date:	March 7, 2018	/s/ Lucas Schneider
Lucas Schneider
Chief Financial Officer
(Principal Financial and Accounting Officer)