Form 10-Q
period 2018-04-30
HIGHWATER ETHANOL LLC
filed 2018-06-07
CIK 1371451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended April 30, 2018

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
☐ Yes     ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  As of June 7, 2018 there were 4,813.50 membership units outstanding.

PART I    FINANCIAL INFORMATION

Item 1. Financial Statements

HIGHWATER ETHANOL, LLC
Condensed Balance Sheets

ASSETS	April 30, 2018	October 31, 2017
	(Unaudited)
Current Assets
Cash and cash equivalents	$2,080,103	$738,209
Derivative instruments	742,855	800,199
Accounts receivable	3,113,798	2,838,154
Inventories	7,299,739	7,380,706
Prepaids and other	116,275	90,133
Total current assets	13,352,770	11,847,401

Property and Equipment
Land and land improvements	12,647,512	12,647,512
Buildings	38,818,532	38,811,666
Office equipment	1,151,330	1,151,330
Equipment	74,849,056	74,364,700
Vehicles	74,094	74,094
Construction in progress	354,603	256,923
	127,895,127	127,306,225
Less accumulated depreciation	(59,537,595)	(55,254,778)
Net property and equipment	68,357,532	72,051,447

Other Assets
Investments	2,405,473	2,641,755
Deposits	191,457	191,457
Total other assets	2,596,930	2,833,212

Total Assets	$84,307,232	$86,732,060

LIABILITIES AND MEMBERS' EQUITY	April 30, 2018	October 31, 2017
	(Unaudited)
Current Liabilities
Accounts payable	$2,165,183	$2,765,060
Accrued expenses	1,115,456	1,175,100
Customer deposits	7,566	—
Current maturities of long-term debt	2,708,285	2,715,528
Total current liabilities	5,996,490	6,655,688

Long-Term Debt	7,455,143	7,942,403

Commitments and Contingencies

Members' Equity
Members' equity, 4,813.50 units issued and outstanding	70,855,599	72,133,969

Total Liabilities and Members’ Equity	$84,307,232	$86,732,060

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Condensed Unaudited Statements of Operations

	Three Months Ended		Six Months Ended
	April 30, 2018	April 30, 2017	April 30, 2018	April 30, 2017

Revenues	$24,262,577	$23,718,623	$47,242,624	$50,777,236

Cost of Goods Sold	21,979,252	23,127,166	45,010,995	45,993,969

Gross Profit	2,283,325	591,457	2,231,629	4,783,267

Operating Expenses	790,744	754,042	1,533,693	1,478,062

Operating Profit (Loss)	1,492,581	(162,585)	697,936	3,305,205

Other Income (Expense)
Interest income	369	274	695	776
Other income	14,987	1,256	25,909	3,549
Interest expense	(182,850)	(165,314)	(356,428)	(366,800)
Income from equity method investments	10,395	18,086	14,175	39,162
Total other income (expense), net	(157,099)	(145,698)	(315,649)	(323,313)

Net Income (Loss)	$1,335,482	$(308,283)	$382,287	$2,981,892

Weighted Average Units Outstanding	4,814	4,814	4,814	4,854
Net Income (Loss) Per Unit, Basic and Diluted	$277.42	$(64.04)	$79.41	$614.32
Distributions Per Unit	$—	$—	$345	$345

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Condensed Unaudited Statements of Cash Flows

	Six Months Ended
	April 30, 2018	April 30, 2017
Cash Flows from Operating Activities
Net income	$382,287	$2,981,892
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	4,288,317	3,966,282
Distributions in excess of earnings from equity method investments	350,475	214,922
Gain on sale of asset	—	(9,093)
Non-cash patronage income	(114,194)	(81,854)
Changes in assets and liabilities
Accounts receivable	(275,644)	1,975,362
Inventories	80,967	(716,211)
Derivative instruments	57,344	140,682
Prepaids and other	(26,142)	(75,521)
Customer deposits	7,566	—
Accounts payable	(614,400)	(315,434)
Accrued expenses	(59,644)	(8,254)
Net cash provided by operating activities	4,076,932	8,072,773

Cash Flows from Investing Activities
Capital expenditures	(574,380)	(1,320,649)
Proceeds from sale of asset	—	28,777
Net cash used in investing activities	(574,380)	(1,291,872)

Cash Flows from Financing Activities
Payments on long-term debt	(1,500,000)	(4,832,660)
Proceeds from long-term debt	1,000,000	—
Member unit repurchase, 78.5 units	—	(550,000)
Member distributions	(1,660,658)	(1,687,740)
Net cash used in financing activities	(2,160,658)	(7,070,400)

Net Increase (Decrease) in Cash and Cash Equivalents	1,341,894	(289,499)

Cash and Cash equivalents – Beginning of Period	738,209	2,129,800

Cash and Cash equivalents – End of Period	$2,080,103	$1,840,301

Supplemental Cash Flow Information
Cash paid for interest	$289,807	$284,037

Supplemental Disclosure of Noncash Financing and Investing Activities
Capital expenditures included in accounts payable	$58,739	$131,062

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
April 30, 2018

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

In the opinion of management, the interim condensed financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for fair presentation of the Company's financial position as of April 30, 2018 and the results of operations and cash flows for all periods presented.

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

Contracts are evaluated to determine whether the contracts are derivatives. Certain contracts that meet the definition of a derivative may be exempted as “normal purchases or normal sales”. Normal purchases and normal sales are contracts that provide for the

HIGHWATER ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
April 30, 2018

purchase or sale of something other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold over a reasonable period in the normal course of business. Contracts that meet the requirements of normal purchases or sales are documented as normal and exempted from accounting as derivatives, therefore, are not marked to market in our financial statements.

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

Fair Value of Financial Instruments

The carrying value of accounts receivable, accounts payable, and other working capital items approximate fair value at April 30, 2018 due to the short maturity nature of these instruments.

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

Equity Method Investments

The Company has a 6% investment interest in an unlisted company, Renewable Products Marketing Group, LLC (RPMG), who markets the Company’s ethanol. The Company also has a 7% ownership interest in Lawrenceville Tank, LLC (LT), which owns and operates a trans load/tank facility near Atlanta, Georgia. These investments are flow-through entities and are being accounted for by the equity method of accounting under which the Company’s share of net income is recognized as income in the Company’s statements of operations and added to the investment account. Distributions or dividends received from the investment are treated as a reduction of the investment account. The Company consistently follows the practice of recognizing the net income from equity method investments based on the most recent reliable data. Therefore, the net income which is reported in the Company's statement of operations for the quarter ended April 30, 2018 is based on the investee’s results of operations for the three month period ended March 31, 2018.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. Additionally, the guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, which is the Company’s first quarter of fiscal year 2019. Early application is permitted one year earlier. The new standard allows for the amendment to be applied either retrospectively to each prior reporting period presented or retrospectively as a cumulative-effect adjustment as of the date of adoption. The Company is evaluating the effect that ASU 2014-09 will have on its financial statements and related disclosures, including which transition method it will adopt. The Company plans to complete its initial evaluation by July 31, 2018, and its final evaluation by October 31, 2018.

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
April 30, 2018

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

3. INVENTORIES

Inventories consisted of the following at:

	April 30, 2018	October 31, 2017

Raw materials	$1,926,513	$2,130,668
Spare parts and supplies	3,148,149	2,938,262
Work in process	772,556	729,167
Finished goods	1,452,521	1,582,609
Total	$7,299,739	$7,380,706

4. DERIVATIVE INSTRUMENTS

As of April 30, 2018, the Company had entered into corn, ethanol and natural gas derivative instruments, which are required to be recorded as either assets or liabilities at fair value in the balance sheet. The Company uses these instruments to manage risks from changes in market rates and prices. Derivatives qualify for treatment as hedges when there is a high correlation between the change in fair value of the derivative instrument and the related change in value of the underlying hedged item. The Company may designate the hedging instruments based upon the exposure being hedged as a fair value hedge or a cash flow hedge. The derivative instruments outstanding at April 30, 2018 are not designated as effective hedges for accounting purposes.

Commodity Contracts

As of April 30, 2018, the Company has open futures and option positions for 4,100,000 bushels of corn. Management expects all open positions outstanding as of April 30, 2018 to be realized within the next twelve months.

The following tables provide details regarding the Company's derivative instruments at April 30, 2018 and October 31, 2017:

HIGHWATER ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
April 30, 2018

Instrument	Balance Sheet location	April 30, 2018	October 31, 2017

Corn, natural gas and ethanol futures contracts
In gain position		$1,116,318	$66,438
In loss position		(2,036,735)	(1,668,043)
Deposits with broker		1,663,272	2,401,804
	Current assets	$742,855	$800,199

The following tables provide details regarding the gains (losses) from the Company's derivative instruments in the statements of operations, none of which are designated as hedging instruments:

	Statement of	Three Months Ended April 30,
	Operations location	2018	2017
Ethanol contracts	Revenues	$61,138	$196,478
Corn contracts	Cost of goods sold	1,160,553	300,480
Natural gas contracts	Cost of goods sold	4,480	14,887

	Statement of	Six Months Ended April 30,
	Operations location	2018	2017
Ethanol contracts	Revenues	$(36,188)	$422,210
Corn contracts	Cost of goods sold	1,658,343	850,816
Natural gas contracts	Cost of goods sold	35,332	11,747

5. FAIR VALUE MEASUREMENTS

The following table provides information on those assets (liabilities) measured at fair value on a recurring basis.

	Fair Value as of	Fair Value Measurement Using
	April 30, 2018	Level 1	Level 2	Level 3
Derivative instruments - commodities	$(920,417)	$63,689	$(984,106)	$—

	Fair Value as of	Fair Value Measurement Using
	October 31, 2017	Level 1	Level 2	Level 3
Derivative instruments - commodities	$(1,601,605)	$(3,750)	$(1,597,855)	$—

The Company determines the fair values of commodities by obtaining the fair value measurements from an independent pricing service based on dealer quotes and live trading levels from the Chicago Board of Trade.

6. DEBT FINANCING

Long-term debt consists of the following at:

HIGHWATER ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
April 30, 2018

	April 30, 2018	October 31, 2017
Variable Rate Term Loan	$8,250,000	$9,750,000

Term Revolving Loan	2,000,000	1,000,000

Total	10,250,000	10,750,000

Less Debt Issuance Costs	(86,572)	(92,069)

Less amounts due within one year	(2,708,285)	(2,715,528)

Net long-term debt	$7,455,143	$7,942,403

Bank Financing

On January 22, 2016, the Company entered into a Second Amended and Restated Credit Agreement with Compeer Financial, PCA f/k/a AgStar Financial Services, PCA, as administrative agent for several financial institutions ("Compeer") which amended the Amended and Restated Credit Agreement dated September 22, 2014. The Second Amended and Restated Credit Agreement decreased the Term Loan to $15,000,000, increased the Term Revolving Loan to $15,000,000 and eliminated the Revolving Line of Credit. Effective April 20, 2018, the Company executed a First Amendment to Second Amended and Restated Credit Agreement with Compeer Financial which increased the availability under the Term Revolving Loan to $20,000,000. In connection therewith, as of the same date, the Company executed a Third Amended and Restated Term Revolving Note and a Third Amended and Restated Mortgage, Security Agreement, Assignment of Leases and Fixture Financing Statement.
Term Loan

The Term Loan is for $15,000,000 with a variable interest rate based on the 30-day LIBOR rate plus 325 basis points with no minimum interest rate. The applicable interest rate at April 30, 2018 was 4.99%. Monthly principal payments are due on the Term Loan of approximately $250,000 plus accrued interest. Payments of all amounts outstanding are due on January 22, 2021. The outstanding balance on this note was $8,250,000 at April 30, 2018. The Company may convert the Term Loan to a fixed rate loan, subject to certain conditions as described in the Second Amended and Restated Credit Agreement and with the consent of Compeer.

Term Revolving Loan

The Term Revolving Loan was previously for $15,000,000 with a variable interest rate based on the 30-day LIBOR rate plus 325 basis points with no minimum interest rate. The applicable interest rate at April 30, 2018 was 4.99%. Effective April 20, 2018, the availability under the Term Revolving Loan was increased to $20,000,000. The Term Revolving Loan may be advanced, repaid and re-borrowed during the term. Monthly interest payments are due on the Term Revolving Loan. Payment of all amounts outstanding are due on January 22, 2023. The outstanding balance on this note was $2,000,000 at April 30, 2018. The Company also has $500,000 in letters of credit outstanding at April 30, 2018 which reduce the amount available under the Term Revolving Loan. The Company pays interest at a rate of 1.50% on amounts outstanding for the letters of credit. The Company is also required to pay unused commitment fees for the Term Revolving Loan as defined in the Second Amended and Restated Credit Agreement.

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
April 30, 2018

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
The estimated maturities of the long-term debt at April 30, 2018 are as follows:

	Principal	Debt Issuance Costs	Total
April 2019	$2,750,000	$(41,715)	$2,708,285
April 2020	3,000,000	(30,555)	2,969,445
April 2021	2,500,000	(14,302)	2,485,698
April 2022	—	—	—
April 2023	2,000,000	—	2,000,000
Long-term debt	$10,250,000	$(86,572)	$10,163,428

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

Forward Contracts

At April 30, 2018, the Company had purchase commitments of approximately 2,625,000 bushels of forward fixed basis corn contracts and 3,093,000 bushels of forward fixed price corn contracts totaling approximately $10,671,000. These purchase contracts are for various delivery periods through December 2018. At April 30, 2018, the Company had approximately 2,123,000 MMBTUs of forward fixed price natural gas purchase contracts totaling approximately $5,164,000 for various delivery periods through September 2020. In addition, at April 30, 2018, the Company had approximately 9,200 gallons of forward fixed price denaturant purchase contracts totaling approximately $15,000 for various delivery periods through May 2018.

At April 30, 2018, the Company had approximately 3,900 tons of forward fixed price dried distillers grains sales contracts totaling approximately $554,000 for various delivery periods through June 2018. In addition, at April 30, 2018, the Company had approximately 6,500 tons of forward fixed price modified distillers grains sales contracts totaling approximately $377,000 for delivery periods through September 2018. In addition, at April 30, 2018, the Company had approximately 280,000 pounds of forward fixed price corn oil sales contracts totaling approximately $64,000 for delivery periods through May 2018.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three and six month periods ended April 30, 2018, compared to the same periods of the prior fiscal year. This discussion should be read in conjunction with the condensed financial statements and notes and the information contained in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2017.

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

Effective April 20, 2018, we executed a First Amendment to Second Amended and Restated Credit Agreement (the "First Amendment") with Compeer Financial, PCA as successor in interest to AgStar Financial Services, PCA and as administrative agent ("Compeer"), which amended the Second and Amended and Restated Credit Agreement originally dated January 22, 2016. In connection therewith, as of the same date, the Company executed a Third Amended and Restated Term Revolving Note and a Third Amended and Restated Mortgage, Security Agreement, Assignment of Leases and Fixture Financing Statement. The First Amendment increased the availability under the Term Revolving Loan to $20,000,000.

We expect to fund our operations during the next 12 months using cash flow from our continuing operations and our current credit facilities. However, should we experience unfavorable operating conditions in the ethanol industry that prevent us from profitably operating the ethanol plant, we may need to seek additional funding.

Results of Operations for the Three Months Ended April 30, 2018 and 2017

The following table shows the results of our operations and the approximate percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our unaudited statements of operations for the three months ended April 30, 2018 and 2017:

	2018		2017
Statements of Operations Data	Amount (unaudited)%		Amount (unaudited)%

Revenues	$24,262,577	100.00%	$23,718,623	100.00%
Cost of Goods Sold	21,979,252	90.59%	23,127,166	97.51%
Gross Profit	2,283,325	9.41%	591,457	2.49%
Operating Expenses	790,744	3.26%	754,042	3.18%
Operating Profit (Loss)	1,492,581	6.15%	(162,585)	(0.69)%
Other Income (Expense)	(157,099)	(0.65)%	(145,698)	(0.61)%
Net Income (Loss)	$1,335,482	5.50%	$(308,283)	(1.30)%

The following table shows the sources of our revenue for the three months ended April 30, 2018 and 2017:

	2018		2017
Revenue Sources	Amount (Unaudited)%		Amount (Unaudited)%

Ethanol Sales	$18,737,309	77.23%	$19,454,609	82.02%
Modified Distillers Grains Sales	1,048,830	4.32%	546,003	2.30%
Dried Distillers Grains Sales	3,891,497	16.04%	3,067,130	12.93%
Corn Oil Sales	584,941	2.41%	650,881	2.75%
Total Revenues	$24,262,577	100.00%	$23,718,623	100.00%

Revenue
Ethanol
Our total revenues were higher for the three months ended April 30, 2018, as compared to the three months ended April 30, 2017. Revenue from ethanol sales decreased by approximately 3.70% during the three months ended April 30, 2018, as compared to the three months ended April 30, 2017, due primarily to a decrease in the average price per gallon of ethanol sold. The average price per gallon of ethanol sold for the three months ended April 30, 2018 was approximately 3.68% lower than the average price we received for the three months ended April 30, 2017. Ethanol prices were lower for the three months ended April 30, 2018, due to record levels of domestic production.
    Ethanol prices will likely continue to be directionally consistent with changes in corn and energy prices. If corn and gasoline prices decrease, that could have a significant negative impact on the price of ethanol particularly if ethanol stocks were to remain at current high levels. However, an increase in domestic usage due to seasonal driving demand could contribute to an increase in ethanol prices. Strong export demand could also have a positive impact on ethanol prices. However, a recent trade dispute between China and the United States has created additional uncertainty as to future export demand from China.
The number of gallons of ethanol sold during the three months ended April 30, 2018 were approximately the same as the number of gallons of ethanol sold for the three months ended April 30, 2017. Management anticipates that the amount of ethanol produced for the three months ended April 30, 2018, will remain relatively consistent in the future until we receive our updated air permit which we applied for in order to allow an increase in gallons produced to approximately 70.2 million gallons of denatured ethanol per 12-month rolling average.

We had gains related to ethanol based derivative instruments of approximately $61,000 and $196,000 for the three months ended April 30, 2018 and 2017, respectively.

Distillers Grains

Revenue from distillers grains sales increased by approximately 36.70% during the three months ended April 30, 2018, as compared to the three months ended April 30, 2017. This is primarily a result of higher dried and modified distillers grains prices for the three months ended April 30, 2018, as compared to the three months ended April 30, 2017. For the three months ended April 30, 2018, the average price per ton of dried distillers grains sold was approximately 45.16% higher than the average price we received during the three months ended April 30, 2017, due to price increases in the protein market that correlate to the price of soybean meal. For the three months ended April 30, 2018, the average price per ton of modified distillers grains sold was approximately 18.62% higher than during the three months ended April 30, 2017, due to increased demand in our local area.

Distillers grains prices typically change in proportion to corn prices and availability of corn. Domestic demand for distillers grains could decrease due to expansion of production capacity in the ethanol industry or if corn prices decline and end-users switch to lower priced alternatives. Changes in foreign demand also impact distillers grains prices. Historically, China has been a significant consumer of exported distillers grains. However, an anti-dumping investigation by the Chinese government into distillers grains produced in the United States and the imposition by China of anti-dumping and anti-subsidy duties on distillers grains produced in the U.S. has had a negative effect on export demand from China resulting in lower distillers grains prices. In addition, a recent trade dispute between China and the United States has created additional uncertainty as to future export demand from China.

The tons of dried distillers grains sold decreased by approximately 12.60% during the three months ended April 30, 2018, as compared to the three months ended April 30, 2017. The tons of modified distillers grains sold during the three months ended

April 30, 2018, increased by approximately 61.93% as compared to the three months ended April 30, 2017. The overall tons of distillers grains produced increased due to the increase in modified distillers grain production which has a higher moisture content. Management anticipates that the overall amount of distillers grains produced for the three months ended April 30, 2018, will remain relatively consistent in the future until we receive our updated air permit which we anticipate will allow us to increase our gallons of ethanol produced and which would also increase our distillers grains production.

At April 30, 2018, we have approximately 3,900 tons of forward dried distiller grains sales contracts valued at $554,000 for various delivery periods through June 2018. In addition, at April 30, 2018, the Company had approximately 6,500 tons of forward fixed price modified distillers grains sales contracts valued at approximately $377,000 for delivery periods through September 2018.

Corn Oil

Revenue from corn oil sales decreased by approximately 10.10% during the three months ended April 30, 2018, as compared to the three months ended April 30, 2017. This is primarily a result of lower corn oil prices during the three months ended April 30, 2018, as compared to the three months ended April 30, 2017. For the three months ended April 30, 2018, the average price per pound of corn oil we received was approximately 22.22% lower than during the three months ended April 30, 2017, due to decreased demand from the corn oil feed market. Management anticipates that corn oil prices in the future will be affected by changes in corn and energy prices and the status of the biodiesel blenders' tax credit.

    The pounds of corn oil sold during the three months ended April 30, 2018, increased by approximately 14.46% as compared to the the three months ended April 30, 2017 due to our corn oil extraction equipment running more efficiently. Management anticipates that the amount of corn oil produced will remain relatively consistent in the future with the amounts produced for the three months ended April 30, 2018, until we receive our updated air permit which we anticipate will allow us to increase our gallons of ethanol produced and which would also increase our corn oil production.

At April 30, 2018, we had approximately 280,000 pounds of forward fixed price corn oil sales contracts valued at approximately $64,000 for delivery periods through May 2018.

Cost of Goods Sold

Our two largest costs of production are corn (67.10% of cost of goods sold for the three months ended April 30, 2018) and natural gas (6.30% of cost of goods sold for the three months ended April 30, 2018). Our total cost of goods sold was approximately 5.0% less during the three months ended April 30, 2018, as compared to the three months ended April 30, 2017, due to lower corn costs and improved efficiencies.

Corn

Our average price per bushel of corn for the three months ended April 30, 2018 decreased by approximately 5.03% per bushel, as compared to the three months ended April 30, 2017, due to lower corn prices.

Management expects there to be an adequate corn supply available in our area to operate the ethanol plant and that prices during our 2018 fiscal year may remain low due to the large corn crop which was harvested in the fall of 2017. However, corn prices are likely to remain volatile in the future depending on weather conditions, supply and demand, stocks and other factors and could significantly impact our costs of production.

We used approximately 3.00% less bushels of corn in the three months ended April 30, 2018, as compared to the three months ended April 30, 2017, due to improved corn to ethanol yield.

At April 30, 2018, we have approximately 2,625,000 bushels of forward fixed basis corn purchase contracts and 3,093,000 bushels of forward fixed price corn contracts valued at approximately $10,671,000 for various delivery periods through December 2018. For the three months ended April 30, 2018 and 2017, we had gains related to corn derivative instruments of approximately $1,161,000 and $300,000, respectively.

Natural Gas

Our average price per MMBTU of natural gas was approximately 1.58% lower for the three months ended April 30, 2018, as compared to the three months ended April 30, 2017. Natural gas prices were lower due to decreased natural gas demand due to warmer weather conditions and due to our locking in prices for the majority of our natural gas requirements at favorable prices.

Management anticipates that natural gas prices will continue at their current levels unless the natural gas industry experiences production problems or if there are large increases in natural gas demand.

For the three months ended April 30, 2018, we purchased approximately 1.30% less natural gas as compared to the three months ended April 30, 2017. This decrease in natural gas usage is primarily due to a decrease in dried distillers grains production.

At April 30, 2018, we have approximately 2,123,000 MMBTUs of forward natural gas sales contracts valued at approximately $5,164,000 for various delivery periods through September 2020. For the three months ended April 30, 2018 and 2017, we had gains related to natural gas derivative instruments of approximately $4,000 and $15,000, respectively.

Operating Expense

We had operating expenses for the three months ended April 30, 2018 of $790,744, as compared to operating expenses of $754,042 for the three months ended April 30, 2017. Management attributes this increase in operating expenses primarily to an increase in licenses and permits and advertising for the three months ended April 30, 2018, as compared to the three months ended April 30, 2017. Management continues to pursue strategies to optimize efficiencies and maximize production. These efforts may result in a decrease in our operating expenses on a per gallon basis. However, because these expenses do not vary with the level of production at the plant, we expect our operating expenses to remain relatively steady.

Operating Profit (Loss)

We had profit from operations for the three months ended April 30, 2018 of $1,492,581, which is approximately 6.15% of our revenues, compared to a loss of $162,585, which was approximately (0.69)% of our revenues, for the three months ended April 30, 2017. This increase in our operating income is primarily due to a decrease in the price we paid for corn relative to the price received for our ethanol.

Other Income (Expense)

We had total other expense for the three months ended April 30, 2018 of $157,099, as compared to total other expense of $145,698 for the three months ended April 30, 2017. Our other expense for the three months ended April 30, 2018, consisted primarily of interest expense offset by income from investments. This increase in other expense is primarily due to an increase in interest expense.

Results of Operations for the Six Months Ended April 30, 2018 and 2017

The following table shows the results of our operations and the approximate percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our unaudited statements of operations as of six months ended April 30, 2018 and 2017:

	2018		2017
Statements of Operations Data	Amount (unaudited)%		Amount (unaudited)%

Revenues	$47,242,624	100.00%	$50,777,236	100.00%
Cost of Goods Sold	45,010,995	95.28%	45,993,969	90.58%
Gross Profit	2,231,629	4.72%	4,783,267	9.42%
Operating Expenses	1,533,693	3.24%	1,478,062	2.91%
Operating Profit	697,936	1.48%	3,305,205	6.51%
Other Income (Expense)	(315,649)	(0.67)%	(323,313)	(0.64)%
Net Income	$382,287	0.81%	$2,981,892	5.87%

The following table shows the sources of our revenue for the six months ended April 30, 2018 and 2017:

	2018		2017
Revenue Sources	Amount (Unaudited)%		Amount (Unaudited)%

Ethanol Sales	$36,597,367	77.47%	$41,776,092	82.28%
Modified Distillers Grains Sales	1,753,488	3.71%	1,113,301	2.19%
Dried Distillers Grains Sales	7,503,579	15.88%	6,323,306	12.45%
Corn Oil Sales	1,388,190	2.94%	1,564,537	3.08%
Total Revenues	$47,242,624	100.00%	$50,777,236	100.00%

Revenue

Ethanol
Our total revenues were lower for the six months ended April 30, 2018, as compared to the six months ended April 30, 2017. Revenue from ethanol sales decreased by approximately 12.40% during the six months ended April 30, 2018, as compared to the six months ended April 30, 2017, due primarily to a decrease in the average price per gallon of ethanol sold. The average price per gallon of ethanol sold for the six months ended April 30, 2018 was approximately 12.06% lower than the average price we received for the six months ended April 30, 2017. Ethanol prices were lower for the six months ended April 30, 2018 due to record levels of domestic production.
    The number of gallons of ethanol sold during the six months ended April 30, 2018 were approximately the same as the number of gallons of ethanol sold for the six months ended April 30, 2017. Management anticipates that the amount of ethanol produced for the six months ended April 30, 2018, will remain relatively consistent in the future until we receive our updated air permit which we applied for in order to allow an increase in gallons produced to approximately 70.2 million gallons of denatured ethanol per 12-month rolling average.
Distillers Grains

Revenue from distillers grains sales increased by approximately 24.50% during the six months ended April 30, 2018, as compared to the six months ended April 30, 2017. This is primarily a result of higher dried and modified distillers grains prices for the six months ended April 30, 2018, as compared to the six months ended April 30, 2017. For the six months ended April 30, 2018, the average price per ton of dried distillers grains sold was approximately 31.90% higher than the average price we received during the six months ended April 30, 2017, due to price increases in the protein market that correlate to the price of soybean meal. For the six months ended April 30, 2018, the average price per ton of modified distillers grains sold was approximately 13.69% higher than during the six months ended April 30, 2017, due to increased demand in our local area.

The tons of dried distillers grains sold decreased by approximately 10.04% during the six months ended April 30, 2018, as compared to the six months ended April 30, 2017. The tons of modified distillers grains sold during the six months ended April 30, 2018, increased by approximately 38.54% as compared to the six months ended April 30, 2017. The overall tons of distillers grains produced decreased somewhat due primarily to decreased corn grind which was a result of improved corn to ethanol yield and less gallons of ethanol produced. However, management anticipates that the overall amount of distillers grains produced for the six months ended April 30, 2018, will remain relatively consistent in the future until we receive our updated air permit which we anticipate will allow us to increase our gallons of ethanol produced and which would also increase our distillers grains production.

Corn Oil

Revenue from corn oil sales decreased by approximately 11.09% during the six months ended April 30, 2018, as compared to the six months ended April 30, 2017. This is primarily a result of lower corn oil prices during the six months ended April 30, 2018, as compared to the six months ended April 30, 2017. For the six months ended April 30, 2018, the average price per pound of corn oil we received was approximately 18.52% lower than during the six months ended April 30, 2017, due to decreased demand from the corn oil feed market.

    The pounds of corn oil sold during the six months ended April 30, 2018, increased by approximately 9.18% as compared to the the six months ended April 30, 2017, due to our corn oil extraction equipment running more efficiently. Management anticipates that the amount of corn oil produced for the six months ended April 30, 2018, will remain relatively consistent in the future until we receive our updated air permit which we anticipate will allow us to increase our gallons of ethanol produced and which would also increase our corn oil production.

Cost of Goods Sold

Our two largest costs of production are corn (66.10% of cost of goods sold for the six months ended April 30, 2018) and natural gas (6.70% of cost of goods sold for the six months ended April 30, 2018). Our total cost of goods sold was approximately 2.10% less during the six months ended April 30, 2018, as compared to the six months ended April 30, 2017.

Corn

Our average price per bushel of corn for the six months ended April 30, 2018 decreased by approximately 3.90% per bushel, as compared to the six months ended April 30, 2017, due to lower corn prices.

We used approximately 3.90% less bushels of corn in the six months ended April 30, 2018, as compared to the six months ended April 30, 2017, due primarily to a slight decrease in production of ethanol and an improved corn to ethanol yield which reduces the amount of corn necessary to grind.

Natural Gas

Our average price per MMBTU of natural gas was approximately 1.00% lower for the six months ended April 30, 2018, as compared to the six months ended April 30, 2017. Natural gas prices were lower due primarily to an increase in natural gas production.

For the six months ended April 30, 2018, we purchased approximately 1.10% less natural gas as compared to the six months ended April 30, 2017. This decrease in natural gas usage is primarily due to a decrease in dried distillers grains production.

Operating Expense

We had operating expenses for the six months ended April 30, 2018 of $1,533,693, as compared to operating expenses of $1,478,062 for the six months ended April 30, 2017. Management attributes this increase in operating expenses primarily to an increase in legal fees and advertising for the six months ended April 30, 2018, as compared to the six months April 30, 2017. Management continues to pursue strategies to optimize efficiencies and maximize production. These efforts may result in a decrease in our operating expenses on a per gallon basis. However, because these expenses do not vary with the level of production at the plant, we expect our operating expenses to remain relatively steady.

Operating Profit (Loss)

We had profit from operations for the six months ended April 30, 2018 of $697,936, which is approximately 1.48% of our revenues, compared to a profit of $3,305,205 which was approximately 6.51% of our revenues, for the six months ended April 30, 2017. This decrease in our operating income is primarily due to a decrease in the price we received for our ethanol relative to the price we paid for corn.

Other Income (Expense)

We had total other expense for the six months ended April 30, 2018 of $315,649, as compared to total other expense of $323,313 for the six months ended April 30, 2017. Our other expense for the six months ended April 30, 2018, consisted primarily of interest expense offset by income from investments. This decrease in other expense is primarily due to a decrease in interest expense.

Changes in Financial Condition for the Six Months Ended April 30, 2018

The following table highlights the changes in our financial condition as of April 30, 2018 from our previous fiscal year ended October 31, 2017:

	April 30, 2018	October 31, 2017
Current Assets	$13,352,770	$11,847,401
Current Liabilities	5,996,490	6,655,688
Long-Term Debt	7,455,143	7,942,403

Current Assets

The increase in current assets is primarily the result of increases in cash and cash equivalents and accounts receivable which were offset partially by decreases in derivative instruments and inventories at April 30, 2018, as compared to October 31, 2017.

Current Liabilities

The decrease in current liabilities is due primarily to decreases in accounts payable, accrued expenses and current maturities of long-term debt at April 30, 2018, as compared to October 31, 2017.

Long-Term Debt

Long-term debt decreased at April 30, 2018, as compared to October 31, 2017, primarily due to principal repayments on our loans.

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

The following table shows cash flows for the six months ended April 30, 2018 and 2017:

	2018	2017
	(unaudited)	(unaudited)
Net cash provided by operating activities	$4,076,932	$8,072,773
Net cash used in investing activities	(574,380)	(1,291,872)
Net cash used in financing activities	(2,160,658)	(7,070,400)

Cash Flow From Operations

We experienced a decrease in our cash provided by operating activities for the six months ended April 30, 2018, as compared to the same period in 2017. This decrease was primarily due to a decrease in our net income for the six months ended April 30, 2018, as compared to net income for the same period in 2017.

Cash Flow From Investing Activities

We used less cash in investing activities for the six month period ended April 30, 2018, as compared to the same period in 2017. This change was primarily due to a decrease in capital expenditures during the six months ended April 30, 2018.

Cash Flow From Financing Activities

We used less cash for financing activities during the six months ended April 30, 2018, as compared to the same period in 2017. This decrease was the result of decreased payments and increased borrowings on long-term debt during the six months ended April 30, 2018, as compared to the same period in 2017.

Short-Term and Long-Term Debt Sources

On January 22, 2016, we entered into a Second Amended and Restated Credit Agreement with Compeer Financial f/k/a AgStar Financial Services, PCA ("Compeer"). In connection therewith, as of the same date, we executed Second Amended and Restated Term Notes, Second Amended and Restated Term Revolving Notes, an Amended and Restated Security Agreement and a Second Amended and Restated Mortgage, Security Agreement, Assignment of Leases and Fixture Financing Statement. The Second Amended and Restated Credit Agreement decreased the Term Loan to $15,000,000, increased the Term Revolving Loan to $15,000,000 and eliminated the Revolving Line of Credit. Subsequent to the fiscal year end, on November 29, 2017, Compeer waived our violation, at October 31, 2017, of the $5,000,000 limitation on annual capital expenditures as set forth in the Second Amended and Restated Credit Agreement. Effective April 20, 2018, we executed a First Amendment to Second Amended and Restated Credit Agreement with Compeer which increased the availability under the Term Revolving Loan to $20,000,000. In connection therewith, as of the same date, we executed a Third Amended and Restated Term Revolving Note and a Third Amended and Restated Mortgage, Security Agreement, Assignment of Leases and Fixture Financing Statement.

Term Loan

The Term Loan is for $15,000,000 with a variable interest rate based on the 30-day LIBOR rate plus 325 basis points with no minimum interest rate. The applicable interest rate at April 30, 2018 was 4.99%. Monthly principal payments are due on the Term Loan of approximately $250,000 plus accrued interest. Payments of all amounts outstanding are due on January 22, 2021. The outstanding balance on this note was $8,250,000 at April 30, 2018. We may convert the Term Loan to a fixed rate loan, subject to certain conditions as described in the Second Amended and Restated Credit Agreement and with the consent of AgStar.

Term Revolving Loan

The Term Revolving Loan is for up to $20,000,000 with a variable interest rate based on the 30-day LIBOR rate plus 325 basis points with no minimum interest rate. The applicable interest rate at April 30, 2018 was 4.99%. The Term Revolving Loan may be advanced, repaid and re-borrowed during the term. Monthly interest payments are due on the Term Revolving Loan with payment of all amounts outstanding due on January 22, 2023. The outstanding balance on this note was $2,000,000 at April 30, 2018. We also have $500,000 in letters of credit outstanding at April 30, 2018 which reduce the amount available under the Term Revolving Loan. We pay interest at a rate of 1.50% on amounts outstanding for the letters of credit. We are also required to pay unused commitment fees for the Term Revolving Loan as defined in the Second Amended and Restated Credit Agreement.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from our Term Loan and our Term Revolving Loan, each bearing a variable interest rate.  As of April 30, 2018, we had $8,250,000 outstanding on the Term Loan and $2,000,000 outstanding on the Term Revolving Loan. Interest will accrue at the greater of the 30-day LIBOR rate plus 325 basis points. The applicable interest rate on these loans at April 30, 2018 was 4.99%. If we were to experience a 10% adverse change in the applicable interest rate, the annual effect such change would have on our income statement, based on the amount we had outstanding on our Term Loan and Term Revolving Loan at April 30, 2018, would be approximately $51,000.

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

As of April 30, 2018, the fair values of our commodity-based derivative instruments are a net liability of approximately $920,000. As the prices of the hedged commodity moves in reaction to market trends and information, our statement of operations will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to protect the Company over the term of the contracts for the hedged amounts.

In the ordinary course of business, we enter into forward contracts for our commodity purchases. At April 30, 2018, we have approximately 2,625,000 bushels of forward fixed basis corn purchase contracts and 3,093,000 bushels of forward fixed price corn purchase contracts valued at approximately $10,671,000. These purchase contracts are for various delivery periods through December 2018. At April 30, 2018, we have approximately 2,123,000 MMBTUs of forward natural gas fixed price purchase contracts valued at approximately $5,164,000 for delivery periods through September 2020. In addition, at April 30, 2018, we have approximately 9,200 gallons of forward fixed price denaturant purchase contracts valued at approximately $15,000 for delivery periods through May 2018.

In the ordinary course of business, we enter into forward contracts for our commodity sales. At April 30, 2018, we have approximately 3,900 tons of forward fixed price dried distillers grains sales contracts valued at approximately $554,000 for delivery periods through June 2018. At April 30, 2018, we have approximately 6,500 tons of forward fixed price modified distillers grains sales contracts valued at approximately $377,000 for delivery periods through September 2018. In addition, at April 30, 2018, we have approximately 280,000 pounds of forward fixed price corn oil sales contracts valued at approximately $64,000 for delivery periods through May 2018.
At April 30, 2018, we have open futures positions for the sale of 4,100,000 bushels of corn. These derivatives have not been designated as effective hedges for accounting purposes and are forecasted to settle within the next twelve months. We recorded gains due to changes in the fair value of our outstanding corn derivative positions for the three months ended April 30, 2018 and 2017 of approximately $1,161,000 and $300,000, respectively. For the three months ended April 30, 2018, we recorded gains due to changes in the fair value of our outstanding ethanol derivative positions of approximately $61,000 and $196,000, respectively. For the three months ended April 30, 2018 and 2017, we recorded gains due to the change in fair value of our outstanding natural gas derivative positions of approximately $4,000 and $15,000, respectively.

As commodity prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to produce long-term positive growth for us.

A sensitivity analysis has been prepared to estimate our exposure to ethanol, distillers grains, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas prices and average ethanol and distillers grains prices as of April 30, 2018 net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from April 30, 2018. The results of this analysis, which may differ from actual results, are approximately as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price as of April 30, 2018	Approximate Adverse Change to Income
Natural Gas	1,499,390	MMBTU	10%	$445,000
Ethanol	59,500,000	Gallons	10%	$7,676,000
Corn	20,376,712	Bushels	10%	$7,234,000
DDGs	141,312	Tons	10%	$2,346,000

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

Our management, including our Chief Executive Officer (the principal executive officer), Brian Kletscher, along with our Chief Financial Officer (the principal financial officer), Lucas Schneider, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of April 30, 2018.  Based on this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended April 30, 2018, which were identified in connection with management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

The risk factors below should be read in conjunction with the risk factors previously discussed in our Form 10-K for the fiscal year ended October 31, 2017. Additional risks and uncertainties, including risks and uncertainties not presently known to us, or that we currently deem immaterial, could also have an adverse effect on our business, financial condition and/or results of operations.

Failures Of Our Information Technology Infrastructure Could Have A Material Adverse Effect On Operations.

We utilize various software applications and other information technology that are critically important to our business operations. We rely on information technology networks and systems, including the Internet, to process, transmit and store electronic and financial information, to manage a variety of business processes and activities, including production, manufacturing, financial, logistics, sales, marketing and administrative functions. We depend on our information technology infrastructure to communicate internally and externally with employees, customers, suppliers and others. We also use information technology networks and systems to comply with regulatory, legal and tax requirements. These information technology systems, some of which are managed by third parties, may be susceptible to damage, disruptions or shutdowns due to failures during the process of upgrading or replacing software, databases or components thereof, power outages, hardware failures, computer viruses, attacks by computer hackers or other cybersecurity risks, telecommunication failures, user errors, natural disasters, terrorist attacks or other catastrophic events. If any of our significant information technology systems suffer severe damage, disruption or shutdown, and our disaster recovery and business continuity plans do not effectively resolve the issues in a timely manner, our product sales, financial condition and results of operations may be materially and adversely affected.

A Cyber Attack Or Other Information Security Breach Could Have A Material Adverse Effect On Our Operations and Result In Financial Losses.

We are regularly the target of attempted cyber and other security threats and must continuously monitor and develop our information technology networks and infrastructure to prevent, detect, address and mitigate the risk of unauthorized access, misuse, computer viruses and other events that could have a security impact. If we are unable to prevent cyber attacks and other information security breaches, we may encounter significant disruptions in our operations which could adversely impact our business, financial condition and results of operations or result in the unauthorized disclosure of confidential information. Such breaches may also harm our reputation, result in financial losses or subject us to litigation or other costs or penalties.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits.

(a)	The following exhibits are filed as part of this report.

Exhibit No.	Exhibit
3.1	Third Amended and Restated Operating Agreement dated March 8, 2018*
31.1	Certificate Pursuant to 17 CFR 240.13a-14(a)*
31.2	Certificate Pursuant to 17 CFR 240.13a-14(a)*
32.1	Certificate Pursuant to 18 U.S.C. Section 1350*
32.2	Certificate Pursuant to 18 U.S.C. Section 1350*
101
The following financial information from Highwater Ethanol, LLC's Quarterly Report on Form 10-Q for the quarter ended April 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets as of April 30, 2018 and October 31, 2017, (ii) Condensed Statements of Operations for the three and six months ended April 30, 2018 and 2017, (iii) Statements of Cash Flows for the six months ended April 30, 2018 and 2017, and (iv) the Notes to Condensed Financial Statements.**

* Filed herewith.
** Furnished herewith.
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HIGHWATER ETHANOL, LLC

Date:	June 7, 2018	/s/ Brian Kletscher
Brian Kletscher
Chief Executive Officer
(Principal Executive Officer)

Date:	June 7, 2018	/s/ Lucas Schneider
Lucas Schneider
Chief Financial Officer
(Principal Financial and Accounting Officer)