Form 10-Q
period 2018-07-31
HIGHWATER ETHANOL LLC
filed 2018-09-11
CIK 1371451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended July 31, 2018

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
☐ Yes     ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  As of September 10, 2018 there were 4,813.50 membership units outstanding.

PART I    FINANCIAL INFORMATION

Item 1. Financial Statements

HIGHWATER ETHANOL, LLC
Condensed Balance Sheets

ASSETS	July 31, 2018	October 31, 2017
	(Unaudited)
Current Assets
Cash and cash equivalents	$748,601	$738,209
Derivative instruments	719,992	800,199
Accounts receivable	2,878,947	2,838,154
Inventories	7,145,483	7,380,706
Prepaids and other	144,320	90,133
Total current assets	11,637,343	11,847,401

Property and Equipment
Land and land improvements	12,647,512	12,647,512
Buildings	38,818,532	38,811,666
Office equipment	1,151,330	1,151,330
Equipment	75,139,893	74,364,700
Vehicles	74,094	74,094
Construction in progress	795,220	256,923
	128,626,581	127,306,225
Less accumulated depreciation	(61,683,787)	(55,254,778)
Net property and equipment	66,942,794	72,051,447

Other Assets
Investments	2,665,483	2,641,755
Deposits	191,457	191,457
Total other assets	2,856,940	2,833,212

Total Assets	$81,437,077	$86,732,060

LIABILITIES AND MEMBERS' EQUITY	July 31, 2018	October 31, 2017
	(Unaudited)
Current Liabilities
Accounts payable	$3,601,743	$2,765,060
Accrued expenses	1,134,536	1,175,100
Current maturities of long-term debt	2,711,861	2,715,528
Total current liabilities	7,448,140	6,655,688

Long-Term Debt	5,464,244	7,942,403

Commitments and Contingencies

Members' Equity
Members' equity, 4,813.50 units issued and outstanding	68,524,693	72,133,969

Total Liabilities and Members’ Equity	$81,437,077	$86,732,060

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Condensed Unaudited Statements of Operations

	Three Months Ended		Nine Months Ended
	July 31, 2018	July 31, 2017	July 31, 2018	July 31, 2017

Revenues	$25,888,608	$25,368,884	$73,131,232	$76,146,120

Cost of Goods Sold	27,415,993	24,173,347	72,426,988	70,167,316

Gross Profit (Loss)	(1,527,385)	1,195,537	704,244	5,978,804

Operating Expenses	658,967	599,291	2,192,660	2,077,353

Operating Profit (Loss)	(2,186,352)	596,246	(1,488,416)	3,901,451

Other Income (Expense)
Interest income	1,665	218	2,360	994
Other income	548	4,025	26,457	7,575
Interest expense	(167,413)	(131,568)	(523,841)	(498,369)
Income from equity method investments	20,647	34,555	34,822	73,717
Total other income (expense), net	(144,553)	(92,770)	(460,202)	(416,083)

Net Income (Loss)	$(2,330,905)	$503,476	$(1,948,618)	$3,485,368

Weighted Average Units Outstanding	4,814	4,814	4,814	4,840
Net Income (Loss) Per Unit, Basic and Diluted	$(484.19)	$104.59	$(404.78)	$720.12
Distributions Per Unit	$—	$—	$345	$345

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

Condensed Statements of Cash FlowsHIGHWATER ETHANOL, LLC
Condensed Unaudited Statements of Cash Flows

	Nine Months Ended
	July 31, 2018	July 31, 2017
Cash Flows from Operating Activities
Net income (Loss)	$(1,948,618)	$3,485,368
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	6,447,183	5,980,099
Distributions in excess of earnings from equity method investments	329,828	267,867
Gain on sale of asset	—	(9,093)
Non-cash patronage income	(353,557)	(97,184)
Changes in assets and liabilities
Accounts receivable	(40,793)	1,166,320
Inventories	235,223	(2,155,024)
Derivative instruments	80,207	226,606
Prepaids and other	(54,187)	(47,257)
Accounts payable	795,592	(289,110)
Accrued expenses	(40,564)	130,772
Net cash provided by operating activities	5,450,314	8,659,364

Cash Flows from Investing Activities
Capital expenditures	(1,279,264)	(3,529,222)
Proceeds from sale of asset	—	28,777
Net cash used in investing activities	(1,279,264)	(3,500,445)

Cash Flows from Financing Activities
Payments on long-term debt	(3,500,000)	(2,725,769)
Proceeds from long-term debt	1,000,000	—
Member unit repurchase, 78.5 units	—	(550,000)
Member distributions	(1,660,658)	(1,687,740)
Net cash used in financing activities	(4,160,658)	(4,963,509)

Net Increase in Cash and Cash Equivalents	10,392	195,410

Cash and Cash equivalents – Beginning of Period	738,209	2,129,800

Cash and Cash equivalents – End of Period	$748,601	$2,325,210

Supplemental Cash Flow Information
Cash paid for interest	$414,633	$410,066

Supplemental Disclosure of Noncash Financing and Investing Activities
Capital expenditures included in accounts payable	$85,309	$238,886

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
July 31, 2018

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

In the opinion of management, the interim condensed financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for fair presentation of the Company's financial position as of July 31, 2018 and the results of operations and cash flows for all periods presented.

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
July 31, 2018

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

Fair Value of Financial Instruments

The carrying value of accounts receivable, accounts payable, and other working capital items approximate fair value at July 31, 2018 due to the short maturity nature of these instruments.

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

Equity Method Investments

The Company has a 6% investment interest in an unlisted company, Renewable Products Marketing Group, LLC (RPMG), who markets the Company’s ethanol. The Company also has a 7% ownership interest in Lawrenceville Tank, LLC (LT), which owns and operates a trans load/tank facility near Atlanta, Georgia. These investments are flow-through entities and are being accounted for by the equity method of accounting under which the Company’s share of net income is recognized as income in the Company’s statements of operations and added to the investment account. Distributions or dividends received from the investment are treated as a reduction of the investment account. The Company consistently follows the practice of recognizing the net income from equity method investments based on the most recent reliable data. Therefore, the net income which is reported in the Company's statement of operations for the period ended July 31, 2018 is based on the investee’s results of operations for the period ended June 30, 2018.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. Additionally, the guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, which is the Company’s first quarter of fiscal year 2019. Early application is permitted one year earlier. The new standard allows for the amendment to be applied either retrospectively to each prior reporting period presented or retrospectively as a cumulative-effect adjustment as of the date of adoption. The Company is evaluating the effect that ASU 2014-09 will have on its financial statements and related disclosures, including which transition method it will adopt. The Company has completed its initial evaluation and believes that there will be no material affect to the financial statements.  The Company will complete its final evaluation by October 31, 2018.

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
July 31, 2018

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

3. INVENTORIES

Inventories consisted of the following at:

	July 31, 2018	October 31, 2017

Raw materials	$1,499,009	$2,130,668
Spare parts and supplies	3,236,321	2,938,262
Work in process	666,883	729,167
Finished goods	1,743,270	1,582,609
Total	$7,145,483	$7,380,706

4. DERIVATIVE INSTRUMENTS

As of July 31, 2018, the Company had entered into corn, ethanol and natural gas derivative instruments, which are required to be recorded as either assets or liabilities at fair value in the balance sheet. The Company uses these instruments to manage risks from changes in market rates and prices. Derivatives qualify for treatment as hedges when there is a high correlation between the change in fair value of the derivative instrument and the related change in value of the underlying hedged item. The Company may designate the hedging instruments based upon the exposure being hedged as a fair value hedge or a cash flow hedge. The derivative instruments outstanding at July 31, 2018 are not designated as effective hedges for accounting purposes.

Commodity Contracts

As of July 31, 2018, the Company has open futures and option positions for 2,100,000 bushels of corn. Management expects all open positions outstanding as of July 31, 2018 to be realized within the next twelve months.

The following tables provide details regarding the Company's derivative instruments at July 31, 2018 and October 31, 2017:

HIGHWATER ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
July 31, 2018

Instrument	Balance Sheet location	July 31, 2018	October 31, 2017

Corn, futures and option contracts
In gain position		$76,689	$66,438
In loss position		(2,473,683)	(1,668,043)
Deposits with broker		3,116,986	2,401,804
	Current assets	$719,992	$800,199

The following tables provide details regarding the gains (losses) from the Company's derivative instruments in the statements of operations, none of which are designated as hedging instruments:

	Statement of	Three Months Ended July 31,
	Operations location	2018	2017
Ethanol contracts	Revenues	$50,668	$117,268
Corn contracts	Cost of goods sold	(1,369,076)	595,680
Natural gas contracts	Cost of goods sold	—	(1,844)

	Statement of	Nine Months Ended July 31,
	Operations location	2018	2017
Ethanol contracts	Revenues	$14,480	$539,478
Corn contracts	Cost of goods sold	289,267	1,446,496
Natural gas contracts	Cost of goods sold	35,332	9,903

5. FAIR VALUE MEASUREMENTS

The following table provides information on those assets (liabilities) measured at fair value on a recurring basis.

	Fair Value as of	Fair Value Measurement Using
	July 31, 2018	Level 1	Level 2	Level 3
Derivative instruments - commodities
In gain position	$76,689	$—	$76,689
In loss position	$(2,473,683)	$(51,625)	$(2,422,058)

	Fair Value as of	Fair Value Measurement Using
	October 31, 2017	Level 1	Level 2	Level 3
Derivative instruments - commodities
In gain position	$66,438	$—	$66,438
In loss position	$(1,668,043)	$(3,750)	$(1,664,293)

The Company determines the fair values of commodities by obtaining the fair value measurements from an independent pricing service based on dealer quotes and live trading levels from the Chicago Board of Trade.

6. DEBT FINANCING

Long-term debt consists of the following at:

HIGHWATER ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
July 31, 2018

	July 31, 2018	October 31, 2017
Variable Rate Term Loan	$7,250,000	$9,750,000

Term Revolving Loan	1,000,000	1,000,000

Total	8,250,000	10,750,000

Less Debt Issuance Costs	(73,895)	(92,069)

Less amounts due within one year	(2,711,861)	(2,715,528)

Net long-term debt	$5,464,244	$7,942,403

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
Term Loan

The Term Loan is for $15,000,000 with a variable interest rate based on the 30-day LIBOR rate plus 325 basis points with no minimum interest rate. The applicable interest rate at July 31, 2018 was 5.30%. Monthly principal payments are due on the Term Loan of approximately $250,000 plus accrued interest. Payments of all amounts outstanding are due on January 22, 2021. The outstanding balance on this note was $7,250,000 at July 31, 2018. The Company may convert the Term Loan to a fixed rate loan, subject to certain conditions as described in the Second Amended and Restated Credit Agreement and with the consent of Compeer.

Term Revolving Loan

The Term Revolving Loan was previously for $15,000,000 with a variable interest rate based on the 30-day LIBOR rate plus 325 basis points with no minimum interest rate. The applicable interest rate at July 31, 2018 was 5.30%. Effective April 20, 2018, the availability under the Term Revolving Loan was increased to $20,000,000. The Term Revolving Loan may be advanced, repaid and re-borrowed during the term. Monthly interest payments are due on the Term Revolving Loan. Payment of all amounts outstanding are due on January 22, 2023. The outstanding balance on this note was $1,000,000 at July 31, 2018. The Company also has $500,000 in letters of credit outstanding at July 31, 2018 which reduce the amount available under the Term Revolving Loan. The Company pays interest at a rate of 1.50% on amounts outstanding for the letters of credit. The Company is also required to pay unused commitment fees for the Term Revolving Loan as defined in the Second Amended and Restated Credit Agreement.

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
July 31, 2018

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
The estimated maturities of the long-term debt at July 31, 2018 are as follows:

	Principal	Debt Issuance Costs	Total
July 2019	$2,750,000	$(38,139)	$2,711,861
July 2020	3,000,000	(26,654)	2,973,346
July 2021	1,500,000	(9,102)	1,490,898
July 2022	—	—	—
July 2023	1,000,000	—	1,000,000
Long-term debt	$8,250,000	$(73,895)	$8,176,105

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

The Company has a distillers grains marketing agreement with a marketer to market all the dried distillers grains produced at the plant. Under the agreement the marketer charges a maximum of $2.00 per ton and a minimum of $1.50 per ton using 2% of the FOB plant price actually received by them for all dried distillers grains removed. The agreement will remain in effect unless otherwise terminated by either party with 120 days days notice. Under the agreement, the marketer is responsible for all transportation arrangements for the distribution of the dried distillers grains. The Company markets and sells its modified and wet distillers grains.

The Company currently has a crude corn oil marketing agreement with a marketer to market all corn oil to be produced at the plant. Under the agreement, the marketer will execute contracts with buyers after giving prior notice of the terms and conditions thereof to the Company and receiving direction from the Company to accept such contracts. The Company receives the actual price received from buyers less a marketing fee, actual freight and transportation costs and certain taxes related to the purchase, delivery or sale. The Company is required to provide corn oil meeting certain specifications as provided in the agreement and the agreement provides for a process for rejection of nonconforming corn oil. The agreement automatically renews for successive one-year terms unless terminated in accordance with the agreement. The Company terminated our marketing agreement with our current marketer such termination to become effective November 14, 2018, or on a mutually agreed upon earlier date.

The Company entered into a new corn oil marketing agreement with a marketer (RPMG) which will become effective November 15, 2018. The agreement provides for an exclusive marketing arrangement with RPMG for the purposes of marketing and distributing our corn oil in exchange for payment of a marketing fee to RPMG. We may immediately terminate the agreement upon written notice to RPMG if: (1) RPMG fails on three separate occasions within a 12-month period to purchase corn oil or market corn oil, as not otherwise excused under the Agreement; or (2) upon RPMG's insolvency. RPMG may immediately terminate the agreement upon written notice if: (A) during any consecutive three (3) months the actual production or inventory of any corn oil product at the plant varies by twenty (20%) or more from the monthly production and inventory estimates provided to RPMG (other than for reasons permitted under the RPMG Agreement); or (B) upon our insolvency.

Regulatory Agencies

The Company is subject to oversight from regulatory agencies regarding environmental concerns which arise in the ordinary course of its business.

Forward Contracts

At July 31, 2018, the Company had purchase commitments of approximately 337,000 bushels of forward fixed basis corn contracts and 2,197,000 bushels of forward fixed price corn contracts totaling approximately $7,644,000. These purchase contracts are for various delivery periods through October 2019. At July 31, 2018, the Company had approximately 2,493,000 MMBTUs of forward fixed price natural gas purchase contracts totaling approximately $6,268,000 for various delivery periods through September 2020. In addition, at July 31, 2018, the Company had approximately 110,000 gallons of forward fixed price denaturant purchase contracts totaling approximately $163,000 for various delivery periods through September 2018.

At July 31, 2018, the Company had approximately 4,360 tons of forward fixed price dried distillers grains sales contracts totaling approximately $603,000 for various delivery periods through December 2018. In addition, at July 31, 2018, the Company had approximately 2,000 tons of forward fixed price modified distillers grains sales contracts totaling approximately $121,000 for delivery periods through December 2018. In addition, at July 31, 2018, the Company had approximately 245,000 pounds of forward fixed price corn oil sales contracts totaling approximately $57,000 for delivery periods through August 2018.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three and nine month periods ended July 31, 2018, compared to the same periods of the prior fiscal year. This discussion should be read in conjunction with the condensed financial statements and notes and the information contained in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2017.

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

Our operating results are largely driven by the prices at which we sell our ethanol and distillers grains as well as the costs related to production. The price of ethanol has historically fluctuated with the price of corn. The price of distillers grains has also historically been influenced by the price of corn as a substitute livestock feed. We expect these price relationships to continue for the foreseeable future, although recent volatility in the commodities markets makes historical pricing relationships less reliable. Our largest costs of production are corn, natural gas, depreciation and manufacturing chemicals. The cost of corn is largely impacted by geopolitical supply and demand factors and the outcome of our risk management strategies. Prices for natural gas, manufacturing chemicals and denaturant are tied directly to the overall energy sector, crude oil and unleaded gasoline. We market and sell our products primarily in the continental United States using third party marketers. RPMG, Inc. markets our ethanol. CHS, Inc. currently markets our dried distillers grains and corn oil and supplies our corn.

On July 17, 2018, we terminated our Distillers Crude Corn Oil Marketing Agreement with CHS Inc., dated November 4, 2013, (the "CHS Agreement"). The termination of the CHS Agreement becomes effective November 14, 2018, or on a mutually agreed upon earlier date. The CHS Agreement is an exclusive agreement to market all the corn oil produced at the plant. The CHS Agreement was terminated to streamline our marketer arrangements and engage RPMG, Inc. ("RPMG") to exclusively market our corn oil.

On July 17, 2018, we entered into a Member Corn Oil Marketing Agreement with RPMG (the "RPMG Agreement"). The terms of the RPMG Agreement become effective November 15, 2018. We are an owner of Renewable Products Marketing Group, LLC (“RPMG LLC”), the parent entity of RPMG. The RPMG Agreement provides for an exclusive marketing arrangement with RPMG for the purposes of marketing and distributing our corn oil in exchange for payment of a marketing fee to RPMG. We may immediately terminate the RPMG Agreement upon written notice to RPMG if: (1) RPMG fails on three separate occasions within a 12-month period to purchase corn oil or market corn oil, as not otherwise excused under the Agreement; or (2) upon RPMG's insolvency. RPMG may immediately terminate the RPMG Agreement upon written notice if: (A) during any consecutive three (3) months the actual production or inventory of any corn oil product at the plant varies by twenty (20%) or more from the monthly production and inventory estimates provided to RPMG (other than for reasons permitted under the RPMG Agreement); or (B) upon our insolvency.

On July 30, 2018, we entered into an Amendment to TFX Throughput Service Agreement (the "Amendment") with Northern Natural Gas Company ("NNG"). The Amendment has an effective date of November 1, 2019 and extends the term through October 31, 2024. Under the Amendment, we will pay NNG the tariff rate in effect from time to time for natural gas. NNG has allocated a minimum quantity of 5,000 dekatherms ("dth") of natural gas per day.

We entered into a Natural Gas Service Agreement (the "CenterPoint Agreement") with CenterPoint Energy Resources Corp., d.b.a. CenterPoint Energy Minnesota Gas ("CenterPoint") dated on August 10, 2018 for our natural gas requirements. Under the CenterPoint Agreement, CenterPoint will operate and maintain a pipeline to deliver natural gas to the ethanol plant under applicable tariffs.  In addition, for all natural gas volumes delivered, we will pay certain delivery charges per dth delivered during each contract year through the term of the CenterPoint Agreement subject to annual adjustments as permitted by the Minnesota Public Utilities Commission to match actual costs with the value recovered in the rates. In the event we do not purchase the minimum volume of 1,400,000 dth during each contract year through the term of the CenterPoint Agreement, we will pay the difference between the actual delivery volume for the period and the minimum volume multiplied by the applicable rate. The CenterPoint Agreement becomes effective beginning November 1, 2019, and the initial term will continue until October 31, 2029 and will automatically renew for additional five year terms unless terminated by either party upon written notice given at least 12 months prior to the end of the term. In addition, we may terminate this Agreement upon 60 days notice if we are unable to renew or replace our Northern Natural Gas firm transportation agreement past October 31, 2024. The CenterPoint Agreement may also be terminated by the parties upon an occurrence of certain events of default as set forth therein.

We expect to fund our operations during the next 12 months using cash flow from our continuing operations and our current credit facilities. However, should we experience unfavorable operating conditions in the ethanol industry that prevent us from profitably operating the ethanol plant, we may need to seek additional funding.

Results of Operations for the Three Months Ended July 31, 2018 and 2017

The following table shows the results of our operations and the approximate percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our unaudited statements of operations for the three months ended July 31, 2018 and 2017:

	2018		2017
Statements of Operations Data	Amount (unaudited)%		Amount (unaudited)%

Revenues	$25,888,608	100.00%	$25,368,884	100.00%
Cost of Goods Sold	27,415,993	105.90%	24,173,347	95.29%
Gross Profit (Loss)	(1,527,385)	(5.90)%	1,195,537	4.71%
Operating Expenses	658,967	3.26%	599,291	3.18%
Operating Profit (Loss)	(2,186,352)	(8.45)%	596,246	2.35%
Other Income (Expense)	(144,553)	(0.56)%	(92,770)	(0.37)%
Net Income (Loss)	$(2,330,905)	(9.00)%	$503,476	1.98%

The following table shows the sources of our revenue for the three months ended July 31, 2018 and 2017:

	2018		2017
Revenue Sources	Amount (Unaudited)%		Amount (Unaudited)%

Ethanol Sales	$19,861,538	76.72%	$20,643,483	81.37%
Modified Distillers Grains Sales	882,493	3.41%	636,034	2.51%
Dried Distillers Grains Sales	4,221,135	16.30%	3,020,991	11.91%
Corn Oil Sales	923,442	3.57%	1,068,376	4.21%
Total Revenues	$25,888,608	100.00%	$25,368,884	100.00%

Revenue
Ethanol
Our total revenues were higher for the three months ended July 31, 2018, as compared to the three months ended July 31, 2017. Revenue from ethanol sales decreased by approximately 3.80% during the three months ended July 31, 2018, as compared to the three months ended July 31, 2017, due primarily to a decrease in the average price per gallon of ethanol sold. The average price per gallon of ethanol sold for the three months ended July 31, 2018 was approximately 3.70% lower than the average price we received for the three months ended July 31, 2017. Ethanol prices were lower for the three months ended July 31, 2018, due to record levels of domestic production.
    Ethanol prices will likely continue to be directionally consistent with changes in corn and energy prices. If corn and gasoline prices decrease, that could have a significant negative impact on the price of ethanol particularly if ethanol stocks were to remain at current high levels. However, an increase in domestic usage due to seasonal driving demand could contribute to an increase in ethanol prices. Strong export demand could also have a positive impact on ethanol prices. However, a recent trade dispute between China and the United States and the increase in the tariff on ethanol produced in the United States may have a negative effect on future export demand from China.
The number of gallons of ethanol sold during the three months ended July 31, 2018 were approximately the same as the number of gallons of ethanol sold for the three months ended July 31, 2017. Management anticipates that the amount of ethanol produced for the three months ended July 31, 2018, will remain relatively consistent in the future until we receive our updated air permit which we applied for in order to allow an increase in gallons produced to approximately 70.2 million gallons of denatured ethanol per 12-month rolling average.

We had gains related to ethanol based derivative instruments of approximately $51,000 and $117,000 for the three months ended July 31, 2018 and 2017, respectively.

Distillers Grains

Revenue from distillers grains sales increased by approximately 39.60% during the three months ended July 31, 2018, as compared to the three months ended July 31, 2017. This is primarily a result of higher dried and modified distillers grains prices for the three months ended July 31, 2018, as compared to the three months ended July 31, 2017. For the three months ended July 31, 2018, the average price per ton of dried distillers grains sold was approximately 45.16% higher than the average price we received during the three months ended July 31, 2017, due to price increases in the protein market that correlate to the price of soybean meal. For the three months ended July 31, 2018, the average price per ton of modified distillers grains sold was approximately 18.93% higher than during the three months ended July 31, 2017, due to increased demand in our local area.

Distillers grains prices typically change in proportion to corn prices and availability of corn. Domestic demand for distillers grains could decrease due to expansion of production capacity in the ethanol industry or if corn prices decline and end-users switch to lower priced alternatives. Changes in foreign demand also impact distillers grains prices. Historically, China has been a significant consumer of exported distillers grains. However, the imposition by China of anti-dumping and anti-subsidy duties on distillers grains produced in the U.S. have had a negative effect on export demand from China resulting in lower distillers grains prices. In addition, recent trade actions by the Trump administration and foreign governments have created additional uncertainty as to future agricultural export demand from China and other countries.

The tons of dried distillers grains sold decreased by approximately 3.70% during the three months ended July 31, 2018, as compared to the three months ended July 31, 2017. The tons of modified distillers grains sold during the three months ended July 31, 2018, increased by approximately 16.66% as compared to the three months ended July 31, 2017. The overall tons of distillers grains produced increased due to the increase in modified distillers grain production which has a higher moisture content. Management anticipates that the overall amount of distillers grains produced for the three months ended July 31, 2018, will remain relatively consistent in the future until we receive our updated air permit which we anticipate will allow us to increase our gallons of ethanol produced and which would also increase our distillers grains production.

At July 31, 2018, we have approximately 4,360 tons of forward dried distiller grains sales contracts valued at $603,000 for various delivery periods through December 2018. In addition, at July 31, 2018, the Company had approximately 2,000 tons of forward fixed price modified distillers grains sales contracts valued at approximately $121,000 for delivery periods through December 2018.

Corn Oil

Revenue from corn oil sales decreased by approximately 13.60% during the three months ended July 31, 2018, as compared to the three months ended July 31, 2017. This is primarily a result of lower corn oil prices during the three months ended July 31, 2018, as compared to the three months ended July 31, 2017. For the three months ended July 31, 2018, the average price per pound of corn oil we received was approximately 17.86% lower than during the three months ended July 31, 2017, due to decreased demand from the corn oil feed market. Management anticipates that corn oil prices in the future will be affected by changes in corn and energy prices and the status of the biodiesel blenders' tax credit.

    The pounds of corn oil sold during the three months ended July 31, 2018, increased by approximately 5.80% as compared to the the three months ended July 31, 2017 due to our corn oil extraction equipment running more efficiently. Management anticipates that the amount of corn oil produced will remain relatively consistent in the future with the amounts produced for the three months ended July 31, 2018, until we receive our updated air permit which we anticipate will allow us to increase our gallons of ethanol produced and which would also increase our corn oil production.

At July 31, 2018, we had approximately 245,000 pounds of forward fixed price corn oil sales contracts valued at approximately $57,000 for delivery periods through August 2018.

Cost of Goods Sold

Our two largest costs of production are corn (72.00% of cost of goods sold for the three months ended July 31, 2018) and natural gas (4.20% of cost of goods sold for the three months ended July 31, 2018). Our total cost of goods sold was approximately 13.40% more during the three months ended July 31, 2018, as compared to the three months ended July 31, 2017, due to higher corn costs.

Corn

Our average price per bushel of corn for the three months ended July 31, 2018 increased by approximately 16.46% per bushel, as compared to the three months ended July 31, 2017, due to increased market value for corn.

Management expects there to be an adequate corn supply available in our area to operate the ethanol plant and that prices during the remainder of our 2018 fiscal year may decrease due to the large corn crop predicted locally for the fall of 2018. However, corn prices have been volatile and are likely to remain so in the future depending on weather conditions, supply and demand, stocks and other factors and could significantly impact our costs of production.

We used approximately 3.70% more bushels of corn in the three months ended July 31, 2018, as compared to the three months ended July 31, 2017, due to the increase in gallons of ethanol produced.

At July 31, 2018, we have approximately 337,000 bushels of forward fixed basis corn purchase contracts and 2,197,000 bushels of forward fixed price corn contracts valued at approximately $7,644,000 for various delivery periods through October 2019. For the three months ended July 31, 2018 , we had a loss related to corn derivative instruments of approximately $1,369,000. For the three months ended July 31, 2017 , we had a gain related to corn derivative instruments of approximately $596,000.

Natural Gas

Our average price per MMBTU of natural gas was approximately 7.92% lower for the three months ended July 31, 2018, as compared to the three months ended July 31, 2017. Natural gas prices were lower due to an increase in natural gas production and our locking in prices for the majority of our natural gas requirements at favorable prices. Management anticipates that natural gas prices will continue at their current levels unless the natural gas industry experiences production problems or if there are large increases in natural gas demand.

For the three months ended July 31, 2018, we purchased approximately 2.20% less natural gas as compared to the three months ended July 31, 2017. This decrease in natural gas usage is primarily due to a decrease in dried distillers grains production.

At July 31, 2018, we have approximately 2,493,000 MMBTUs of forward natural gas sales contracts valued at approximately $6,268,000 for various delivery periods through September 2020. For the three months ended July 31, 2018 and 2017, we had losses related to natural gas derivative instruments of approximately $0 and $2,000, respectively.

Operating Expense

We had operating expenses for the three months ended July 31, 2018 of $658,967, as compared to operating expenses of $599,291 for the three months ended July 31, 2017. Management attributes this increase in operating expenses primarily to an increase in licenses and permits for the three months ended July 31, 2018, as compared to the three months ended July 31, 2017. Management continues to pursue strategies to optimize efficiencies and maximize production. These efforts may result in a decrease in our operating expenses on a per gallon basis. However, because these expenses do not vary with the level of production at the plant, we expect our operating expenses to remain relatively steady.

Operating Profit (Loss)

We had a loss from operations for the three months ended July 31, 2018 of $2,186,352, which is approximately (8.45%) of our revenues, compared to a profit of $596,246, which was approximately 2.35% of our revenues, for the three months ended July 31, 2017. This decrease in our operating income is primarily due to an increase in the price we paid for corn relative to the price received for our ethanol.

Other Income (Expense)

We had total other expense for the three months ended July 31, 2018 of $144,553, as compared to total other expense of $92,770 for the three months ended July 31, 2017. Our other expense for the three months ended July 31, 2018, consisted primarily of interest expense offset by income from investments. This increase in other expense is primarily due to an increase in interest rates which in turn led to an increase in interest expense.

Results of Operations for the Nine Months Ended July 31, 2018 and 2017

The following table shows the results of our operations and the approximate percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our unaudited statements of operations as of nine months ended July 31, 2018 and 2017:

	2018		2017
Statements of Operations Data	Amount (unaudited)%		Amount (unaudited)%

Revenues	$73,131,232	100.00%	$76,146,120	100.00%
Cost of Goods Sold	72,426,988	99.04%	70,167,316	92.15%
Gross Profit	704,244	0.96%	5,978,804	7.85%
Operating Expenses	2,192,660	3.24%	2,077,353	2.73%
Operating Profit (Loss)	(1,488,416)	(2.04)%	3,901,451	5.12%
Other Income (Expense)	(460,202)	(0.63)%	(416,083)	(0.55)%
Net Income	$(1,948,618)	(2.66)%	$3,485,368	4.58%

The following table shows the sources of our revenue for the nine months ended July 31, 2018 and 2017:

	2018		2017
Revenue Sources	Amount (Unaudited)%		Amount (Unaudited)%

Ethanol Sales	$56,458,905	77.20%	$62,419,575	81.97%
Modified Distillers Grains Sales	2,635,981	3.60%	1,749,334	2.30%
Dried Distillers Grains Sales	11,724,714	16.03%	9,344,297	12.27%
Corn Oil Sales	2,311,632	3.17%	2,632,914	3.46%
Total Revenues	$73,131,232	100.00%	$76,146,120	100.00%

Revenue

Ethanol
Our total revenues were lower for the nine months ended July 31, 2018, as compared to the nine months ended July 31, 2017. Revenue from ethanol sales decreased by approximately 9.50% during the nine months ended July 31, 2018, as compared to the nine months ended July 31, 2017, due primarily to a decrease in the average price per gallon of ethanol sold. The average price per gallon of ethanol sold for the nine months ended July 31, 2018 was approximately 9.35% lower than the average price we received for the nine months ended July 31, 2017. Ethanol prices were lower for the nine months ended July 31, 2018 due to record levels of domestic production.
    The number of gallons of ethanol sold during the nine months ended July 31, 2018 were approximately the same as the number of gallons of ethanol sold for the nine months ended July 31, 2017. Management anticipates that the amount of ethanol produced for the nine months ended July 31, 2018, will remain relatively consistent in the future until we receive our updated air permit which we applied for in order to allow an increase in gallons produced to approximately 70.2 million gallons of denatured ethanol per 12-month rolling average.
Distillers Grains

Revenue from distillers grains sales increased by approximately 29.40% during the nine months ended July 31, 2018, as compared to the nine months ended July 31, 2017. This is primarily a result of higher dried and modified distillers grains prices for the nine months ended July 31, 2018, as compared to the nine months ended July 31, 2017. For the nine months ended July 31, 2018, the average price per ton of dried distillers grains sold was approximately 36.31% higher than the average price we received during the nine months ended July 31, 2017, due to price increases in the protein market that correlate to the price of soybean meal. For the nine months ended July 31, 2018, the average price per ton of modified distillers grains sold was approximately 15.44% higher than during the nine months ended July 31, 2017, due to increased demand in our local area.

The tons of dried distillers grains sold decreased by approximately 7.95% during the nine months ended July 31, 2018, as compared to the nine months ended July 31, 2017. The tons of modified distillers grains sold during the nine months ended July 31, 2018, increased by approximately 30.52% as compared to the nine months ended July 31, 2017. The overall tons of distillers grains produced increased due to the increase in modified distillers grain production which has a higher moisture content. Management anticipates that the overall amount of distillers grains produced for the nine months ended July 31, 2018, will remain relatively consistent in the future until we receive our updated air permit which we anticipate will allow us to increase our gallons of ethanol produced and which would also increase our distillers grains production.

Corn Oil

Revenue from corn oil sales decreased by approximately 12.20% during the nine months ended July 31, 2018, as compared to the nine months ended July 31, 2017. This is primarily a result of lower corn oil prices during the nine months ended July 31, 2018, as compared to the nine months ended July 31, 2017. For the nine months ended July 31, 2018, the average price per pound of corn oil we received was approximately 18.52% lower than during the nine months ended July 31, 2017, due to decreased demand from the corn oil feed market.

    The pounds of corn oil sold during the nine months ended July 31, 2018, increased by approximately 7.85% as compared to the the nine months ended July 31, 2017, due to our corn oil extraction equipment running more efficiently. Management anticipates that the amount of corn oil produced for the nine months ended July 31, 2018, will remain relatively consistent in the future until we receive our updated air permit which we anticipate will allow us to increase our gallons of ethanol produced and which would also increase our corn oil production.

Cost of Goods Sold

Our two largest costs of production are corn (68.30% of cost of goods sold for the nine months ended July 31, 2018) and natural gas (5.80% of cost of goods sold for the nine months ended July 31, 2018). Our total cost of goods sold was approximately 3.20% more during the nine months ended July 31, 2018, as compared to the nine months ended July 31, 2017.

Corn

Our average price per bushel of corn for the nine months ended July 31, 2018 increased by approximately 3.55% per bushel, as compared to the nine months ended July 31, 2017, due to higher corn prices.

We used approximately 1.40% less bushels of corn in the nine months ended July 31, 2018, as compared to the nine months ended July 31, 2017, due primarily to a slight decrease in production of ethanol and an improved corn to ethanol yield which reduces the amount of corn necessary to grind.

Natural Gas

Our average price per MMBTU of natural gas was approximately 3.14% lower for the nine months ended July 31, 2018, as compared to the nine months ended July 31, 2017. Natural gas prices were lower due primarily to an increase in natural gas production.

For the nine months ended July 31, 2018, we purchased approximately 1.50% less natural gas as compared to the nine months ended July 31, 2017. This decrease in natural gas usage is primarily due to a decrease in dried distillers grains production.

Operating Expense

We had operating expenses for the nine months ended July 31, 2018 of $2,192,660, as compared to operating expenses of $2,077,353 for the nine months ended July 31, 2017. Management attributes this increase in operating expenses primarily to an increase in licenses and permits for the nine months ended July 31, 2018, as compared to the nine months July 31, 2017. Management continues to pursue strategies to optimize efficiencies and maximize production. These efforts may result in a decrease in our operating expenses on a per gallon basis. However, because these expenses do not vary with the level of production at the plant, we expect our operating expenses to remain relatively steady.

Operating Profit (Loss)

We had a loss from operations for the nine months ended July 31, 2018 of $1,488,416, which is approximately (2.04)% of our revenues, compared to a profit of $3,901,451 which was approximately 5.12% of our revenues, for the nine months ended July 31, 2017. This decrease in our operating income is primarily due to an increase in the price we paid for corn relative to the price we received for our ethanol.

Other Income (Expense)

We had total other expense for the nine months ended July 31, 2018 of $460,202, as compared to total other expense of $416,083 for the nine months ended July 31, 2017. Our other expense for the nine months ended July 31, 2018, consisted primarily of interest expense offset by income from investments. This increase in other expense is primarily due to an increase in interest rates which in turn led to an increase in interest expense.

Changes in Financial Condition for the Nine Months Ended July 31, 2018

The following table highlights the changes in our financial condition as of July 31, 2018 from our previous fiscal year ended October 31, 2017:

	July 31, 2018	October 31, 2017
Current Assets	$11,637,343	$11,847,401
Current Liabilities	7,448,140	6,655,688
Long-Term Debt	5,464,244	7,942,403

Current Assets

The decrease in current assets is primarily the result of decreases in derivative instruments and inventories which were offset partially by increases in cash and cash equivalents and accounts receivable at July 31, 2018, as compared to October 31, 2017.

Current Liabilities

The increase in current liabilities is due primarily to increases in accounts payable which was offset partially by decreases in accrued expenses and current maturities of long-term debt at July 31, 2018, as compared to October 31, 2017.

Long-Term Debt

Long-term debt decreased at July 31, 2018, as compared to October 31, 2017, primarily due to principal repayments on our loans.

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

The following table shows cash flows for the nine months ended July 31, 2018 and 2017:

	2018	2017
	(unaudited)	(unaudited)
Net cash provided by operating activities	$5,450,314	$8,659,364
Net cash used in investing activities	(1,279,264)	(3,500,445)
Net cash used in financing activities	(4,160,658)	(4,963,509)

Cash Flow From Operations

We experienced a decrease in our cash provided by operating activities for the nine months ended July 31, 2018, as compared to the same period in 2017. This decrease was primarily due to a decrease in our net income for the nine months ended July 31, 2018, as compared to net income for the same period in 2017.

Cash Flow From Investing Activities

We used less cash in investing activities for the nine month period ended July 31, 2018, as compared to the same period in 2017. This change was primarily due to a decrease in capital expenditures during the nine months ended July 31, 2018.

Cash Flow From Financing Activities

We used less cash for financing activities during the nine months ended July 31, 2018, as compared to the same period in 2017. This decrease was the result of increased borrowings on long-term debt during the nine months ended July 31, 2018, as compared to the same period in 2017. We also used $550,000 to repurchase our membership units during the nine months ended July 31, 2017.

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

Term Loan

The Term Loan is for $15,000,000 with a variable interest rate based on the 30-day LIBOR rate plus 325 basis points with no minimum interest rate. The applicable interest rate at July 31, 2018 was 5.30%. Monthly principal payments are due on the Term Loan of approximately $250,000 plus accrued interest. Payments of all amounts outstanding are due on January 22, 2021. The outstanding balance on this note was $7,250,000 at July 31, 2018. We may convert the Term Loan to a fixed rate loan, subject to certain conditions as described in the Second Amended and Restated Credit Agreement and with the consent of AgStar.

Term Revolving Loan

The Term Revolving Loan is for up to $20,000,000 with a variable interest rate based on the 30-day LIBOR rate plus 325 basis points with no minimum interest rate. The applicable interest rate at July 31, 2018 was 5.30%. The Term Revolving Loan may be advanced, repaid and re-borrowed during the term. Monthly interest payments are due on the Term Revolving Loan with payment of all amounts outstanding due on January 22, 2023. The outstanding balance on this note was $1,000,000 at July 31, 2018. We also have $500,000 in letters of credit outstanding at July 31, 2018 which reduce the amount available under the Term Revolving Loan. We pay interest at a rate of 1.50% on amounts outstanding for the letters of credit. We are also required to pay unused commitment fees for the Term Revolving Loan as defined in the Second Amended and Restated Credit Agreement.

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

Capital Expenditures
We do not currently anticipate making significant capital expenditures during our 2018 and 2019 fiscal year.
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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from our Term Loan and our Term Revolving Loan, each bearing a variable interest rate.  As of July 31, 2018, we had $7,250,000 outstanding on the Term Loan and $1,000,000 outstanding on the Term Revolving Loan. Interest will accrue at the greater of the 30-day LIBOR rate plus 325 basis points. The applicable interest rate on these loans at July 31, 2018 was 5.30%. If we were to experience a 10% adverse change in the applicable interest rate, the annual effect such change would have on our income statement, based on the amount we had outstanding on our Term Loan and Term Revolving Loan at July 31, 2018, would be approximately $44,000.

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

As of July 31, 2018, the fair values of our commodity-based derivative instruments are a net liability of approximately $2,397,000. As the prices of the hedged commodity moves in reaction to market trends and information, our statement of operations will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to protect the Company over the term of the contracts for the hedged amounts.

In the ordinary course of business, we enter into forward contracts for our commodity purchases. At July 31, 2018, we have approximately 337,000 bushels of forward fixed basis corn purchase contracts and 2,197,000 bushels of forward fixed price corn purchase contracts valued at approximately $7,644,000. These purchase contracts are for various delivery periods through October 2019. At July 31, 2018, we have approximately 2,493,000 MMBTUs of forward natural gas fixed price purchase contracts valued at approximately $6,268,000 for delivery periods through September 2020. In addition, at July 31, 2018, we have approximately 110,000 gallons of forward fixed price denaturant purchase contracts valued at approximately $163,000 for delivery periods through September 2018.

In the ordinary course of business, we enter into forward contracts for our commodity sales. At July 31, 2018, we have approximately 4,360 tons of forward fixed price dried distillers grains sales contracts valued at approximately $603,000 for delivery periods through December 2018. At July 31, 2018, we have approximately 2,000 tons of forward fixed price modified distillers grains sales contracts valued at approximately $121,000 for delivery periods through December 2018. In addition, at July 31, 2018, we have approximately 245,000 pounds of forward fixed price corn oil sales contracts valued at approximately $57,000 for delivery periods through August 2018.
At July 31, 2018, we have open futures and options positions for the sale of 2,100,000 bushels of corn. These derivatives have not been designated as effective hedges for accounting purposes and are forecasted to settle within the next twelve months. We recorded a loss due to changes in the fair value of our outstanding corn derivative positions for the three months ended July 31, 2018 of approximately $1,369,000 and a gain due to changes in the fair value of our outstanding corn derivative positions for the three months ended July 31, 2017 of $596,000. For the three months ended July 31, 2018, we recorded gains due to changes in the fair value of our outstanding ethanol derivative positions of approximately $51,000 and $117,000, respectively. For the three months ended July 31, 2018 and 2017, we recorded losses due to the change in fair value of our outstanding natural gas derivative positions of approximately $0 and $2,000, respectively.

As commodity prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to produce long-term positive growth for us.

A sensitivity analysis has been prepared to estimate our exposure to ethanol, distillers grains, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas prices and average ethanol and distillers grains prices as of July 31, 2018 net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from July 31, 2018. The results of this analysis, which may differ from actual results, are approximately as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price as of July 31, 2018	Approximate Adverse Change to Income
Natural Gas	1,499,390	MMBTU	10%	$417,000
Ethanol	59,500,000	Gallons	10%	$7,735,000
Corn	20,376,712	Bushels	10%	$6,806,000
DDGs	141,312	Tons	10%	$1,837,000

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

Our management, including our Chief Executive Officer (the principal executive officer), Brian Kletscher, along with our Chief Financial Officer (the principal financial officer), Lucas Schneider, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of July 31, 2018.  Based on this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended July 31, 2018, which were identified in connection with management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Government Policies and Regulations, Particularly Those Affecting the Agricultural Sector and Related Industries, Could Adversely Affect Our Operations and Profitability.

Agricultural commodity production and trade flows are significantly affected by government policies and regulations.  Governmental policies affecting the agricultural industry, such as taxes, trade tariffs, duties, subsidies, import and export restrictions on commodities and commodity products, can influence industry profitability, the planting of certain crops, the location and size of crop production, whether unprocessed or processed commodity products are traded, and the volume and types of imports and exports.  In addition, international trade disputes can adversely affect trade flows by limiting or disrupting trade between countries or regions. We may experience negative impacts of higher ethanol tariffs and other disruptions to international agricultural trade related to current trade actions announced by the Trump administration and responsive actions announced by trading partners, including by China. These actions may adversely affect the supply of, demand for and prices of our products, restrict our ability to do business and cause our financial results to suffer.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits.

(a)	The following exhibits are filed as part of this report.

Exhibit No.	Exhibit
10.1	Member Corn Oil Marketing Agreement with RPMG, Inc. dated July 17, 2018+
10.2	Natural Gas Service Agreement with CenterPoint Energy Resources Corp., d.b.a. CenterPoint Energy Minnesota Gas dated August 10, 2018+
31.1	Certificate Pursuant to 17 CFR 240.13a-14(a)*
31.2	Certificate Pursuant to 17 CFR 240.13a-14(a)*
32.1	Certificate Pursuant to 18 U.S.C. Section 1350*
32.2	Certificate Pursuant to 18 U.S.C. Section 1350*
101
The following financial information from Highwater Ethanol, LLC's Quarterly Report on Form 10-Q for the quarter ended July 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets as of July 31, 2018 and October 31, 2017, (ii) Condensed Statements of Operations for the three and nine months ended July 31, 2018 and 2017, (iii) Statements of Cash Flows for the nine months ended July 31, 2018 and 2017, and (iv) the Notes to Condensed Financial Statements.**

(+) Confidential Treatment Requested.
* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HIGHWATER ETHANOL, LLC

Date:	September 10, 2018	/s/ Brian Kletscher
Brian Kletscher
Chief Executive Officer
(Principal Executive Officer)

Date:	September 10, 2018	/s/ Lucas Schneider
Lucas Schneider
Chief Financial Officer
(Principal Financial and Accounting Officer)