Form 10-K
period 2018-10-31
HIGHWATER ETHANOL LLC
filed 2019-01-23
CIK 1371451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended October 31, 2018

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
☒ Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
☒ Yes     ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act:

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
☐ Yes     ☒ No

As of April 30, 2018, the aggregate market value of the membership units held by non-affiliates (computed by reference to the most recent offering price of such membership units of $10,000) was $40,020,000. The Company is a limited liability company whose outstanding common equity is subject to significant restrictions on transfer under its Operating Agreement. No public market for common equity of Highwater Ethanol, LLC is established and it is unlikely in the foreseeable future that a public market for its common equity will develop.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  As of January 23, 2019, there were 4,811.5 membership units outstanding.

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

PART I

ITEM 1. BUSINESS

Business Development

Highwater Ethanol, LLC (“we,” “our,” “Highwater Ethanol” or the “Company”) was formed as a Minnesota limited liability company on May 2, 2006 for the purpose of constructing, owning, and operating a 50 million gallon per year ethanol plant near Lamberton, Minnesota. Since August 2009, we have been engaged in the production of ethanol and distillers grains at the plant. We have been operating at an annual rate of approximately 58.5 million gallons for the fiscal year ended October 31, 2018 and anticipate we will continue to operate at a similar rate. However, we have submitted an application to the Minnesota Pollution Control Agency to increase the emissions limits in our air permit to allow 70.2 million gallons of production per year. As such, we anticipate that we may increase our production in the future once our application is approved.

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

Product	Fiscal Year 2018	Fiscal Year 2017	Fiscal Year 2016
Ethanol	77%	82%	79%
Distillers Grains	20%	15%	18%
Corn Oil	3%	3%	3%

Ethanol

Our primary product is ethanol. Ethanol is ethyl alcohol, a fuel component made primarily from corn and various other grains. The ethanol we produce is manufactured from corn. Although the ethanol industry continues to explore production technologies employing various feedstocks, such as biomass, corn-based production technologies remain the most practical and provide the lowest operating risks. Corn produces large quantities of carbohydrates, which convert into glucose more easily than most other kinds of biomass. As of September 30, 2018, the Renewable Fuels Association estimated capacity for domestic ethanol production at approximately 16.4 billion gallons with approximately 3% of that capacity idled.

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

Over the past fiscal year, exports of ethanol have increased with Brazil and Canada receiving large amounts of ethanol produced in the United States. China, India, the Philippines and South Korea have also been top destinations. However, tariffs implemented by Brazil and China on ethanol imported from the United States and the potential for the imposition of tariffs by other countries due to trade disputes with the United States, may reduce overall ethanol export demand which could have a negative effect on domestic ethanol prices. In addition, export demand is more unpredictable than domestic demand.

Historically, the United States ethanol industry has exported a significant amount of distillers grains to China. The imposition of anti-dumping and anti-subsidy duties by China over the past two years has resulted in a significant decline in demand from China requiring United States producers to seek out alternative markets. Over the past year, export markets have become increasingly diversified with Turkey, Mexico and South Korea receiving significant amounts of distillers grains produced in the United States and Thailand, Vietnam, Indonesia and Canada receiving notable amounts. However recent trade disputes with foreign governments have created additional uncertainty as to future export demand.

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

Corn Oil

We previously had a corn oil marketing agreement with CHS wherein CHS purchased and marketed all crude corn oil produced at the plant. Our agreement with CHS terminated on November 19, 2018 and we have transitioned to RPMG as our exclusive corn oil marketer. We pay RPMG a marketing fee. We may immediately terminate our agreement with RPMG upon written notice if: (1) RPMG fails on three separate occasions within a 12-month period to purchase corn oil or market corn oil, as not otherwise excused under the Agreement; or (2) upon RPMG's insolvency. RPMG may immediately terminate the agreement upon written notice if: (A) during any consecutive three (3) months the actual production or inventory of any corn oil product at the plant varies by twenty (20%) or more from the monthly production and inventory estimates provided to RPMG (other than for reasons permitted under the RPMG Agreement); or (B) upon our insolvency.

Sources and Availability of Raw Materials

Corn Feedstock Supply

The major raw material required for our ethanol plant to produce ethanol and distillers grains is corn. To produce 59.5 million gallons of ethanol per year, our ethanol plant needs approximately 20.5 million bushels of corn, or approximately 56,000 bushels of corn per day, as the feedstock for its dry milling process.

Since July 2016, we procured corn from CHS pursuant to a grain origination agreement (the "CHS Agreement"). In that agreement, we agreed to buy from CHS all of our requirements for feedstock grain meeting certain specifications. The CHS Agreement was for an initial five-year term which commenced on July 27, 2016. The CHS Agreement automatically renewed for successive one-year terms unless otherwise terminated in accordance with its terms. The CHS Agreement could also be terminated in the event of a breach by either party after a thirty-day notice of the breach and opportunity to cure. Under the CHS Agreement, we notified CHS of our grain requirements, including volume and delivery dates, on or before the first and fifteenth day of each month. We then provide to CHS a daily bid sheet for grain to be sold to the Company and CHS purchased the grain by separate purchase contracts at the basis prices, quantities and guidelines identified in the bid sheet using commercially reasonable efforts to obtain the lowest price available. All sales of grain by CHS were done by separate sales contracts requiring delivery of grain to the Company at the facility. We paid CHS the CBOT futures price less the weighted average of the basis prices plus a fixed fee per bushel of grain purchased. On January 3, 2019, we mutually agreed to terminate the CHS effective as of midnight January 31, 2019 (the "Termination Date"). We are obligated to purchase and pay the per bushel fee on bushels of grain currently contracted by CHS to be delivered following the Termination Date. In exchange for termination of the CHS Agreement, we agreed not to contract with another entity or company for grain procurement services until after July 26, 2021 and granted CHS a right of first refusal to serve as the Company's procurement agent until July 1, 2021. We intend to procure our own corn following termination of our arrangement with CHS.

The price at which we purchase corn depends on prevailing market prices. Increases in the price of corn significantly increase our cost of goods sold. If these increases in cost of goods sold are not offset by corresponding increases in the prices we receive from the sale of our products, these increases in cost of goods sold can have a significant negative impact on our financial performance.

On November 8, 2018, the United States Department of Agriculture ("USDA") released a report estimating the 2018 corn crop at 14.6 billion bushels, up less than 1% from last year's production, with yields averaging 178.9 bushels per acre. The USDA forecasted area harvested for grain at 81.8 million acres, down 1% from 2017. As a result, management expects that corn prices will be steady to higher during the winter of 2018. However, weather, world supply and demand, current and anticipated stocks, agricultural policy and other factors can contribute to volatility in corn prices.

Utilities

Natural Gas

Natural gas is an important input to our manufacturing process. We use natural gas to dry our distillers grains products to moisture contents at which they can be stored for longer periods. This allows the distillers grains we produce to be transported greater distances to serve broader livestock markets.

We have access to an existing Northern Natural Gas Company interstate natural gas pipeline located approximately one half mile from our ethanol plant. On July 30, 2018, we entered into an Amendment to TFX Throughput Service Agreement with Northern Natural Gas Company. The amendment has an effective date of November 1, 2019 and extends the term through October 31, 2024. Under the amendment, we will pay NNG the tariff rate in effect from time to time for natural gas. NNG has allocated a minimum quantity of 5,000 dekatherms ("dth") of natural gas per day.

We entered into a natural gas service agreement with CenterPoint Energy Resources Corp., d.b.a. CenterPoint Energy Minnesota Gas (“CenterPoint”) which will expire on October 31, 2019. CenterPoint constructed a pipeline for us from the Northern Natural Gas Company Town Border Station. We purchase all of our natural gas requirements from CenterPoint's pipeline. We have entered into a new agreement with CenterPoint which will become effective on November 1, 2019. Under the agreement, CenterPoint will continue to operate and maintain the pipeline to deliver natural gas to us under applicable tariffs.  In addition, for all natural gas volumes delivered, we will pay certain delivery charges per dth delivered during each contract year subject to annual adjustments as permitted by the Minnesota Public Utilities Commission to match actual costs with the value recovered in the rates. In the event we do not purchase the minimum volume of 1,400,000 dth during each contract year, we will pay the difference between the actual delivery volume for the period and the minimum volume multiplied by the applicable rate. The initial term of the agreement will continue until October 31, 2029 and will automatically renew for additional five year terms unless terminated by either party upon written notice given at least 12 months prior to the end of the term upon an occurrence of certain events of default as set forth therein.

We also have an energy management agreement with Kinect Energy Group f/k/a U.S. Energy Services, Inc. (“Kinect”) pursuant to which Kinect is providing us with the necessary natural gas management services. Some of their services may include an economic comparison of distribution service options, negotiation and minimization of interconnect costs, submission of the necessary pipeline “tap” request, supplying the plant with and/or negotiating the procurement of natural gas, development and implementation of a price risk management plan targeted at mitigating natural gas price volatility and maintaining profitability, providing consolidated monthly invoices that reflect all natural gas costs. In addition, Kinect is responsible for reviewing and reconciling all invoices. In exchange for these services, we pay Kinect a monthly retainer fee.

We do not anticipate any problems securing the natural gas we need to operate our ethanol plant during our 2019 fiscal year.

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

We do not anticipate any problems securing the electricity we need to operate our ethanol plant during our 2019 fiscal year.

Water

We require a significant supply of water. We currently obtain water from a high capacity well and through a pipeline that pipes water from a nearby rock quarry. However, during our 2015 fiscal year, we commenced a project to install a water pipeline to add an additional water source for our plant. This project was completed during the first quarter of our 2016 fiscal year. We acquired all of the necessary permits required for our water usage. Much of the water used in an ethanol plant is recycled back into the process. There are, however, certain areas of production where fresh water is needed. Those areas include the boiler makeup water and cooling tower water. Boiler makeup water is treated on-site to minimize all elements that will harm the boiler and recycled water cannot be used for this process. Cooling tower water is deemed non-contact water because it does not come in contact with the mash, and, therefore, can be regenerated back into the cooling tower process. The makeup water requirements for the cooling tower are primarily a result of evaporation. Because we recycle most of our water back into the process, the discharge water is minimized. This has the effect of lowering wastewater treatment costs. We have assessed our water needs and determined we have an adequate supply.

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

Working Capital

We primarily use our working capital for purchases of raw materials necessary to operate the ethanol plant. Our primary sources of working capital are cash generated by our operations and our Term Revolving Loan with Compeer Financial f/k/a AgStar Financial Services, PCA ("Compeer"). At October 31, 2018, we had approximately $16,000,000 available to draw on our Term Revolving Loan.

Dependence on One or a Few Major Customers

As discussed above, we have a marketing agreement with RPMG for the marketing, sale and distribution of our ethanol and corn oil and have engaged CHS for marketing, selling and distributing our distillers dried grains with solubles. We expect to rely on RPMG for the sale and distribution of our ethanol and corn oil and CHS for the sale and distribution of our distillers dried grains with solubles. Therefore, although there are other marketers in the industry, we are highly dependent on RPMG and CHS for the successful marketing of our products. Any loss of RPMG or CHS as our marketing agents could have a significant negative impact on our revenues. We market and sell our own distillers modified wet grains.

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

The United States Environmental Protection Agency ("EPA") has the authority to waive the RFS statutory volume requirement, in whole or in part, provided one of the following two conditions have been met: (1) there is inadequate domestic renewable fuel supply; or (2) implementation of the requirement would severely harm the economy or environment of a state, region or the United States. Annually, the EPA is required by statute to pass a rule that establishes the number of gallons of different types of renewable fuels that must be used in the United States which is called the renewable volume obligations. The statutory volumes and the EPA's volumes for 2014 through 2019 (in billion gallons) are as follows:

		Total Renewable Fuel Volume Requirement	Portion of Volume Requirement That Can Be Met By Corn-based Ethanol
2014	Statutory	18.15	14.40
	EPA Rule 11/30/2015	16.28	13.61
2015	Statutory	20.50	15.00
	EPA Rule 11/30/2015	16.93	14.05
2016	Statutory	22.25	15.00
	EPA Rule 11/30/2015	18.11	14.50
2017	Statutory	24.00	15.00
	EPA Rule 11/23/2016	19.28	15.00
2018	Statutory	26.00	15.00
	EPA Rule 11/30/17	19.29	15.00
2019	Statutory	28.00	15.00
	EPA Rule 11/30/18	19.92	15.00

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

Most ethanol that is used in the United States is sold in a blend called E10. E10 is a blend of 10% ethanol and 90% gasoline. E10 is approved for use in all standard vehicles. Estimates indicate that the 2018 gasoline demand in the United States will be approximately 143 billion gallons. Assuming that all gasoline in the United States is blended at a rate of 10% ethanol and 90% gasoline, the maximum demand for ethanol is 14.3 billion gallons per year. This is commonly referred to as the “blending wall,” which represents a theoretical limit where more ethanol cannot be blended into the national gasoline pool. This is a theoretical limit because it is believed that it would not be possible to blend ethanol into every gallon of gasoline that is being used in the United States and it discounts the possibility of additional ethanol used in higher percentage blends such as E85 used in flex fuel vehicles. These higher percentage blends may lead to additional ethanol demand if they become more widely available and accepted by the market.

In June 2012, the EPA gave final approval for the sale of E15, gasoline which is blended at a rate of 15% ethanol and 85% gasoline, for use in vehicles manufactured in the model year 2001 and later. Although there have been significant steps towards introduction of E15 in the marketplace, there are still obstacles to meaningful market penetration by E15. Many states still have regulatory issues that hamper or prevent the sale of E15. In addition, sales of E15 may be limited because E15 is not approved for use in all vehicles, the EPA requires a label that may discourage consumers from using E15, and retailers may choose not to sell E15 due to concerns regarding liability. In addition, different gasoline blendstocks may be required at certain times of the year in order to use E15 due to federal regulations related to fuel evaporative emissions which may prevent E15 from being used during certain times of the year in various states. Recently, President Trump announced plans to change this policy. However the EPA has not yet taken steps to enable the year-round sale of E15 and it is uncertain when this might occur.

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

Competition

Ethanol

We are in direct competition with numerous ethanol producers, many of whom have greater resources than we do. Following the significant growth during 2005 and 2006, the ethanol industry has grown at a much slower pace. As of September 20, 2018, the Renewable Fuels Association estimated that there are approximately 210 ethanol production facilities in the U.S. with capacity to produce approximately 16.4 billion gallons of ethanol and seven additional plants under expansion or construction with capacity to produce an additional 362 million gallons. However, the Renewable Fuels Association estimated that approximately 3% of the ethanol production capacity in the United States was currently idled.

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

U.S. FUEL ETHANOL PRODUCTION CAPACITY
BY TOP PRODUCERS
Producers of Approximately 750
million gallons per year (mmgy) or more

Company	Current Capacity (mmgy)
POET Biorefining	1,716.0
Archer Daniels Midland	1,711.0
Green Plains Renewable Energy	1,475.0
Valero Renewable Fuels	1,400.0
Flint Hill Resources	840.0
Updated: September 20, 2018

We face competition from ethanol produced outside of the United States, particularly from Brazil. Ethanol imports have been lower in recent years due to the increase by Brazil in 2013 of its domestic ethanol use requirement from 20% to 25% and the institution in 2017 of a quota and tariff on ethanol produced in the United States and exported to Brazil which have likely decreased the amount of ethanol Brazil has available for export. However, increased competition from ethanol produced in foreign countries, could have a negative impact on demand for ethanol produced in the United States in the future which could result in lower operating margins.

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

    A number of automotive, industrial and power generation manufacturers are developing alternative clean power systems using fuel cells, plug-in hybrids, electric cars or clean burning gaseous fuels. Electric car technology has grown in popularity, especially in urban areas. While in the past there were a limited number of vehicle recharging stations, making electric cars not feasible for all consumers, there has been increased focus on developing these recharging stations which have made electric car technology more widely available. This additional competition from alternate sources could reduce the demand for ethanol, which would negatively impact our profitability.

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

During the fiscal year ended October 31, 2018, we incurred costs and expenses of approximately $268,380 complying with environmental laws.

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

Employees

As of October 31, 2018, we had 42 full-time employees. We do not expect the number of employees to materially change in the next twelve months.

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

Declines in the price of ethanol or distillers grains would reduce our revenues. The sale prices of ethanol and distillers grains can be volatile as a result of a number of factors such as overall supply and demand, the price of gasoline and corn, levels of government support, and the availability and price of competing products. Any lowering of ethanol or distillers grains prices, especially if it is associated with increases in corn and natural gas prices, may affect our ability to operate profitably. We anticipate the price of ethanol and distillers grains to continue to be volatile in our 2019 fiscal year. Declines in the prices we receive for our ethanol and distillers grains will lead to decreased revenues and may result in our inability to operate the ethanol plant profitably for an extended period of time which could decrease the value of our units.

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

If RPMG, which markets all of our ethanol, fails it may negatively impact our ability to profitably operate the ethanol plant. All of our ethanol and corn oil is marketed by RPMG. Therefore, nearly all of our revenue is derived from sales that are secured by RPMG. If RPMG is unable to market our ethanol and corn oil, it may negatively impact our ability to profitably operate the ethanol plant. While management believes that we could secure an alternative marketer if RPMG were to fail, switching marketers may negatively impact our cash flow and our ability to continue to operate profitably, which may decrease the value of our units.

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

The EPA's small refinery exemptions significantly reduced ethanol demand in 2018 which may continue. In 2018, the EPA issued exemptions from the RFS to certain small refiners which may have reduced the corn-based RFS requirement for 2018 by more than 2 billion gallons. These reductions in the corn-based ethanol use requirements have resulted in significant decreases in ethanol demand and have severely impacted ethanol prices during our 2018 fiscal year. If the EPA continues to exempt small refiners from the RFS, it will further erode demand for ethanol domestically which will decrease prices and may prevent us from profitably operating the ethanol plant.

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

A reduction in ethanol exports to Brazil due to the imposition by the Brazilian government of a tariff on U.S. ethanol could have a negative effect on ethanol prices. Brazil has historically been a top destination for ethanol produced in the United States. However, Brazil has imposed a tariff on ethanol produced in the United States and exported to Brazil. This tariff has resulted in a decline in demand from Brazil and could negatively affect the market price of ethanol in the United States and our ability to profitably operate the ethanol plant.

A reduction in exports to Europe due to the imposition by the European Union of a tariff on U.S. ethanol could have a negative effect on ethanol prices. The European Union imposed a tariff on ethanol which is produced in the United States and exported to Europe which has negatively impacted exports of ethanol to Europe. The tariff was scheduled to expire in 2018 but is currently under review. The decrease in exports to Europe has negatively impacted the market price of ethanol in the United States and our ability to profitably operate the ethanol plant.

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

All of our tangible and intangible property, real and personal, serves as the collateral for our credit with Compeer Financial f/k/a AgStar Financial Services, PCA. In addition we have granted a security interest in the corn oil separation system to Butamax to secure our obligations under the capital lease agreement. Our credit facility is discussed in more detail under “ITEM 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED MEMBER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of January 23, 2019, we have 4,811.5 membership units outstanding and 1,452 unit holders of record. There is no public trading market for our membership units.

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

The following table contains historical information by fiscal quarter for the fiscal years ended October 31, 2018 and 2017 regarding the actual unit transactions that were completed by our unit-holders during the periods specified. We believe this most accurately represents the current trading value of the Company's units. The information was compiled by reviewing the completed unit transfers that occurred on our Unit Trading Bulletin Board during the quarters indicated.

Quarter	Low Price	High Price	Average Price	# of Units Traded
2018 4th	$9,000	$9,517	$9,295	12
2018 3rd	$8,500	$9,551	$9,006	31
2018 2nd	$8,100	$9,000	$8,516	28
2018 1st	$8,200	$8,850	$8,581	13
2017 4th	$8,255	$8,850	$8,542	5
2017 3rd	$8,700	$8,750	$8,733	6
2017 2nd	$8,575	$9,000	$8,701	33
2017 1st	$7,800	$10,000	$9,671	14

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

Quarter	Low Price	High Price	Average Price	# of Units Listed
2018 4th	$9,000	$9,500	$9,133	12
2018 3rd	$9,000	$9,500	$9,113	24
2018 2nd	$8,000	$9,000	$8,335	31
2018 1st	$8,100	$9,000	$8,638	21
2017 4th	$8,200	$8,500	$8,405	11
2017 3rd	$8,750	$9,000	$8,845	11
2017 2nd	$8,400	$9,800	$8,630	37
2017 1st	$8,500	$10,500	$9,888	25

Distributions

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

Performance Graph

The following graph shows a comparison of cumulative total member return since October 31, 2013, calculated on a dividend reinvested basis, for the Company, the NASDAQ Composite Index (the "NASDAQ") and an index of other companies that have the same SIC codes as the Company (the "Industry Index"). The graph assumes $100 was invested in each of our units, the NASDAQ, and the Industry Index on October 31, 2013. Note that historic stock price performance is not necessarily indicative of future unit price performance.

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

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Units Purchased	Average Price Paid per Unit $	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs
August 1, 2018 - August 31, 2018	2	8,000	—	—
September 1, 2018 - September 30, 2018	—	—	—	—
October 1, 2018 - October 31, 2018	—	—	—	—
Total	2	16,000	—	—

ITEM 6. SELECTED FINANCIAL DATA

The following table presents selected financial and operating data as of the dates and for the periods indicated. The selected balance sheet financial data as of October 31, 2016, 2015 and 2014 and the selected statements of operations data and other financial data for the years ended October 31, 2015 and 2014 have been derived from our audited financial statements that are not included in this Form 10-K. The selected balance sheet financial data as of October 31, 2018 and 2017 and the selected statements of operations data and other financial data for each of the years in the three year period ended October 31, 2018 have been derived from the audited financial statements included elsewhere in this Form 10-K. You should read the following table in conjunction with "ITEM 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and the accompanying notes included elsewhere in this Form 10-K. Among other things, those financial statements include more detailed information regarding the basis of presentation for the following financial data.

Statement of Operations Data:	2018	2017	2016	2015	2014
Revenues	$94,943,746	$100,225,143	$110,237,009	$139,597,173	$168,682,409

Cost of Goods Sold	97,723,069	93,476,303	102,331,749	111,405,819	159,305,976

Gross Profit (Loss)	(2,779,323)	6,748,840	7,905,260	28,191,354	9,376,433

Operating Expenses	2,891,093	2,739,770	2,411,439	2,210,637	1,819,444

Operating Profit (Loss)	(5,670,416)	4,009,070	5,493,821	25,980,717	7,556,989

Other Income (Expense)	(489,008)	(489,758)	(440,283)	(4,046,541)	(2,732,930)

Net Income (Loss)	$(6,159,424)	$3,519,312	$5,053,538	$21,934,176	$4,824,059

Weighted Average Units Outstanding	4,814	4,834	4,953	4,953	4,953

Basic and Diluted Net Income (Loss) Per Unit	$(1,279.48)	$728.03	$1,020.30	$4,428.46	$973.96

Cash Distributions Per Unit	$345	$345	$400	$1,125	$—

Balance Sheet Data:	2018	2017	2016	2015	2014
Current Assets	$10,850,002	$11,847,401	$17,887,759	$24,502,735	$15,438,420

Net Property and Equipment	65,730,225	72,051,447	77,458,142	77,484,018	80,312,341

Other Assets	2,966,714	2,833,212	2,850,523	2,826,256	4,048,812

Total Assets	$79,546,941	$86,732,060	$98,196,424	$104,813,009	$99,799,573

Current Liabilities	$8,026,683	$6,655,688	$6,920,569	$7,231,283	$7,244,981

Long-Term Debt	7,222,371	7,942,403	18,663,726	24,315,010	41,231,727

Members' Equity	64,297,887	72,133,969	72,612,129	73,266,716	51,322,865

Total Liabilities & Members' Equity	$79,546,941	$86,732,060	$98,196,424	$104,813,009	$99,799,573
See "ITEM 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" for further discussion of our financial results.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Fiscal Years Ended October 31, 2018 and 2017

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, gross profit (loss), operating expenses, operating profit (loss) and other items to total revenues in our statements of operations for the fiscal years ended October 31, 2018 and 2017:

	2018		2017
Statements of Operations Data	Amount	%	Amount	%
Revenues	$94,943,746	100.00%	$100,225,143	100.00%
Cost of Goods Sold	97,723,069	102.93%	93,476,303	93.27%
Gross Profit (Loss)	(2,779,323)	(2.93)%	6,748,840	6.73%
Operating Expenses	2,891,093	3.05%	2,739,770	2.73%
Operating Profit (Loss)	(5,670,416)	(5.97)%	4,009,070	4.00%
Other Income (Expense), Net	(489,008)	(0.52)%	(489,758)	(0.49)%
Net Income (Loss)	$(6,159,424)	(6.49)%	$3,519,312	3.51%

The following table shows the sources of our revenues for the fiscal years ended October 31, 2018 and 2017.

	2018		2017
Revenue Sources	Amount	Percentage of Total Revenues	Amount	Percentage of Total Revenues
Ethanol Sales	$72,664,310	76.53%	$81,765,292	81.58%
Modified Wet Distillers Grains Sales	3,323,857	3.50%	2,285,156	2.28%
Dried Distillers Grains Sales	15,641,622	16.48%	12,463,304	12.44%
Corn Oil Sales	3,313,957	3.49%	3,711,391	3.70%
Total Revenues	$94,943,746	100.00%	$100,225,143	100.00%

Revenues

Ethanol

Our total revenues were lower for the fiscal year ended October 31, 2018 compared to the fiscal year ended October 31, 2017. Revenue from ethanol sales decreased by approximately 11.1% during the fiscal year ended October 31, 2018 compared to the fiscal year ended October 31, 2017 primarily due to lower ethanol prices and a decrease in gallons sold during the fiscal year ended October 31, 2018 compared to the fiscal year end October 31, 2017. The average ethanol sales price per gallon we received for the fiscal year ended October 31, 2018 was approximately 10.9% lower than the average price received for the fiscal year ended October 31, 2017. In addition, we experienced a slight decrease in the gallons of ethanol sold during the fiscal year ended October 31, 2018 compared to the fiscal year ended October 31, 2017. The gallons of ethanol we sold during the fiscal year ended October 31, 2018 decreased by less than 1% as compared to the number of gallons of ethanol sold for the fiscal year ended October 31, 2017.

Ethanol prices were lower on average during our 2018 fiscal year due to record levels of domestic production. In addition, ethanol prices have been negatively affected by trade disputes with foreign governments and the institution of a tariff by China on ethanol produced in the United States resulting in decreased export demand from China. Management anticipates that ethanol prices may remain lower during our 2019 fiscal year. Ethanol prices will likely continue to generally be directionally consistent with changes in corn and energy prices. If corn and gasoline prices decrease, that could have a significant negative impact on the price of ethanol particularly if ethanol stocks stay at current high levels. In addition, unless demand from other foreign markets or domestically can be increased, it is likely that ethanol prices will remain low until Chinese tariffs are lifted.

The decrease in ethanol gallons sold for the fiscal year ended October 31, 2018, as compared to the number of gallons of ethanol we sold for the fiscal year ended October 31, 2017, was mainly due to a slight decrease in ethanol production. Management anticipates that overall ethanol production will remain relatively consistent in the future with the amounts produced for the fiscal year ended October 31, 2018, until we receive our updated air permit which we applied for in order to allow an increase in gallons produced to approximately 70.2 million gallons of denatured ethanol per 12-month rolling average. However, we expect to decrease production from December 2018 through February 2019 by 5-6% to comply with permit limits as well as work to reduce over production of ethanol in the United States.

In the ordinary course of business, we enter into forward contracts for our commodity purchases and sales. At October 31, 2018, we had no forward fixed price ethanol sales contracts. We recorded a loss related to ethanol based derivative instruments of approximately $81,000 for the fiscal year ended October 31, 2018. We recorded a gain related to ethanol based derivative instruments of approximately $569,000 for the fiscal year ended and October 31, 2017.

Distillers Grains

Revenue from distillers grains increased by approximately 28.6% during the fiscal year ended October 31, 2018 compared to the fiscal year ended October 31, 2017, primarily due to higher distillers grains prices during the fiscal year ended October 31, 2018 compared to same period of 2017. For the fiscal year ended October 31, 2018, the average price per ton that we received for our modified distillers grains was approximately 16.2% higher than during the fiscal year ended October 31, 2017. For the fiscal year ended October 31, 2018, the average price per ton that we received for our dried distillers grains was approximately 32.4% higher than the average price we received during the fiscal year ended October 31, 2017.

Management attributes the increase in the average price we received for dried distillers grains for the fiscal year ended October 31, 2018, as compared to the fiscal year ended October 31, 2017, to price increases in the protein market that correlate to the price of soybean meal. Distillers grains prices typically change in proportion to corn prices and availability of corn. Domestic demand for distillers grains could decrease due to expansion of production capacity in the ethanol industry or if corn prices decline and end-users switch to lower priced alternatives. Changes in foreign demand also impact distillers grains prices. Historically, China has been a significant consumer of exported distillers grains. However, the imposition by China of anti-dumping and anti-subsidy duties on distillers grains produced in the U.S. have had a negative effect on export demand from China. In addition, recent trade actions by the Trump administration and foreign governments have created additional uncertainty as to future agricultural export demand from China and other countries.

The tons of dried distillers grains we sold during the fiscal year ended October 31, 2018 decreased by approximately 5% as compared to the tons of dried distillers grains we sold during the fiscal year ended October 31, 2017. The tons of modified distillers grains we sold during the fiscal year ended October 31, 2018, increased by approximately 25.1% as compared to the same period for 2017 due to an increase in the demand for our product in our area. Overall, the number of tons of distillers grains sold increased during our fiscal year ended October 31, 2018 compared to the fiscal year ended October 31, 2017 due to the increase in modified distillers grain production which has a higher moisture content. Management anticipates that the overall amount of distillers grains produced will remain relatively consistent in the future with the amounts produced for the fiscal year ended October 31, 2018, until we receive our updated air permit which we anticipate will allow us to increase our gallons of ethanol produced and which would also increase our distillers grains production. However, we expect to decrease ethanol production from December 2018 through February 2019 by 5-6% which would also decrease distillers grains production for that period.

Corn Oil

Revenue from corn oil sales decreased by approximately 10.7% for the fiscal year ended October 31, 2018, as compared to the fiscal year ended October 31, 2017, primarily due to lower corn oil prices during the fiscal year ended October 31, 2018 compared to the same period of 2017. For the fiscal year ended October 31, 2018, the average price per pound of corn oil we received was approximately 20.7% lower than during the fiscal year ended October 31, 2017 due to decreased demand from the corn oil feed market. Management anticipates that corn oil prices in the future will be affected by changes in corn and energy prices and the status of the biodiesel blenders' tax credit.

The pounds of corn oil we sold during the fiscal year ended October 31, 2018 increased by approximatey 7.6% as compared to the pounds of corn oil we sold for the fiscal year ended October 31, 2017 due to our corn oil extraction equipment running more efficiently. Management anticipates that the amount of corn oil produced will remain relatively consistent in the future with the amounts produced for the fiscal year ended October 31, 2018, until we receive our updated air permit which we anticipate will allow us to increase our gallons of ethanol produced and which would also increase our corn oil production. However, we expect to decrease ethanol production from December 2018 through February 2019 by 5-6% which would also decrease corn oil production for that period.

Cost of Goods Sold

Our two largest costs of production are corn (67.7% of cost of goods sold for the fiscal year ended October 31, 2018) and natural gas (5.4% of cost of goods sold for the fiscal year ended October 31, 2018). Our total cost of goods sold was approximately 4.5% more during the fiscal year ended October 31, 2018 compared to the fiscal year ended October 31, 2017 due to increased corn costs and depreciation.

Corn

Our average price per bushel of corn for the fiscal year ended October 31, 2018 increased by approximately 4.2% as compared to the fiscal year ended October 31, 2017 primarily due to increased market value for corn. We used approximately 0.6% less bushels of corn in the fiscal year ended October 31, 2018 as compared to the fiscal year ended October 31, 2017 due to a slight decrease in gallons produced.

Management expects there to be an adequate corn supply available in our area to operate the ethanol plant. However, corn prices have been volatile and are likely to remain so in the future depending on weather conditions, supply and demand, stocks and other factors which could significantly impact our costs of production.

Management anticipates corn consumption will be relatively comparable in the future with the fiscal year ended October 31, 2018, until we receive our updated air permit which we anticipate will allow us to increase our gallons of ethanol produced and which would also increase our corn consumption. However, we expect to decrease ethanol production from December 2018 through February 2019 by 5-6% which would also decrease our need for corn for that period.

At October 31, 2018, we had approximately 40,000 bushels of forward fixed basis corn purchase contracts and 998,000 bushels of forward fixed price corn purchase contracts valued at approximately $3,554,000 for various delivery periods through November 2020. We recorded losses related to corn derivative instruments of approximately $149,000 and gains of approximately $1,751,000 for the fiscal years ended October 31, 2018 and October 31, 2017, respectively.

Natural Gas

For the fiscal year ended October 31, 2018, we purchased approximately 1.8% less natural gas as compared to the same period of 2017. This decrease in natural gas usage is primarily due to the decrease in dried distillers grains production. Our average price per MMBTU of natural gas was approximately 4.0% lower for the fiscal year ended October 31, 2018 compared to the fiscal year ended October 31, 2017.

Natural gas prices were lower on average during our 2018 fiscal year due to an increased supply resulting primarily from a relatively mild winter during our 2018 fiscal year and our locking in prices for the majority of our natural gas requirements. Management anticipates that natural gas prices will increase if the natural gas industry experiences production problems or if there are large increases in natural gas demand which will likely depend on the severity of the winter conditions experienced during our 2019 fiscal year.

At October 31, 2018, we had approximately 2,493,000 MMBTUs of forward natural gas fixed price purchase contracts valued at approximately $6,268,000 for delivery periods through December 2020. We recorded gains related to natural gas based derivative instruments of approximately $38,000 and $11,000 for the fiscal years ended October 31, 2018 and October 31, 2017, respectively.

Operating Expenses

We had operating expenses for the fiscal year ended October 31, 2018 of $2,891,093 compared to operating expenses of $2,739,770 for the fiscal year ended October 31, 2017. Management attributes a portion of this increase in operating expenses to licenses and permit fees. We continue to pursue strategies to optimize efficiencies and maximize production. These efforts may result in a decrease in our operating expenses on a per gallon basis. However, because these expenses do not vary with the level of production at the plant, we expect our operating expenses to remain relatively steady.

Operating Loss

We had an operating loss for the fiscal year ended October 31, 2018 of ($5,670,416), compared to operating profit of $4,009,070 for the fiscal year ended October 31, 2017. This decrease in our profitability for the fiscal year ended October 31, 2018, was due primarily to the decrease in the price we received for ethanol relative to the price we paid for corn.

Other Income (Expense), Net

We had total other expense for the fiscal year ended October 31, 2018 of ($489,008) compared to other expense of ($489,758) for the fiscal year ended October 31, 2017. Our other expense for the fiscal year ended October 31, 2018, consisted primarily of interest expense which was offset in part by income from investments.

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

Distillers Grains

Revenue from distillers grains decreased by approximately 14.7% during the fiscal year ended October 31, 2017 compared to the fiscal year ended October 31, 2016. This was primarily a result of lower distillers grains prices and a decrease in the number of tons of dried distillers grains and modified distillers grains sold during our fiscal year ended October 31, 2017 compared to the fiscal year ended October 31, 2016. For the fiscal year ended October 31, 2017, the average price per ton that we received for our dried distillers grains was approximately 14.4% lower than during the fiscal year ended October 31, 2016 due to lower corn prices and lower domestic and export demand. For the fiscal year ended October 31, 2017, the average price per ton that we received for our modified distillers grains was approximately 8.9% lower than during the fiscal year ended October 31, 2016.

Management attributes the decrease in the average price we received for dried distillers grains during the fiscal year ended October 31, 2017, to the lower corn prices we experienced during much of the fiscal year ended October 31, 2017 in response to a large 2016 corn crop and projections of a large 2017 corn crop and lower export demand.

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

Corn Oil

Revenue from corn oil sales increased by approximately 19.7% during the fiscal year ended October 31, 2017, as compared to the fiscal year ended October 31, 2016. This was primarily a result of an increase in the average price per pound of corn oil sold during the fiscal year ended October 31, 2017, as compared to the fiscal year ended October 31, 2016. For the fiscal year ended October 31, 2017, the average price per pound of corn oil we received was approximately 7.4% higher than during the fiscal year ended October 31, 2016 due to increased demand from the corn oil feed market.

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

Natural Gas

For the fiscal year ended October 31, 2017, we purchased approximately 2.8% more natural gas as compared to the same period of 2016. This increase in natural gas usage was primarily due to increased throughput in the dryers. Our average price per MMBTU of natural gas was approximately 1.9% lower for the fiscal year ended October 31, 2017 compared to the fiscal year ended October 31, 2016.

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

Operating Expenses

We had operating expenses for the fiscal year ended October 31, 2017 of $2,739,770 compared to operating expenses of $2,686,084 for the fiscal year ended October 31, 2016. Management attributes a portion of this increase in operating expenses to an increase in information technology fees and professional fees. We continue to pursue strategies to optimize efficiencies and maximize production. These efforts may result in a decrease in our operating expenses on a per gallon basis. However, because these expenses do not vary with the level of production at the plant, we expect our operating expenses to remain relatively steady.

Operating Profit

We had operating profit for the fiscal year ended October 31, 2017 of $4,009,070, which was approximately 4.0% of our revenues, compared to operating profit of $699,243 for the fiscal year ended October 31, 2016, which was approximately 0.7% of our revenues. This increase in our profitability for the fiscal year ended October 31, 2017 was due primarily to the increase in the price we received for ethanol relative to the price we paid for corn.

Other Income (Expense), Net

We had total other expense for the fiscal year ended October 31, 2017 of $489,758 compared to other expense of $176,575 for the fiscal year ended October 31, 2016. Our other expense for the fiscal year ended October 31, 2017, consisted primarily of interest expense which was offset in part by income from investments.

Changes in Financial Condition for the Fiscal Years Ended October 31, 2018 and 2017

The following table highlights the changes in our financial condition for the fiscal year ended October 31, 2018 from our previous fiscal year ended October 31, 2017:

	October 31, 2018	October 31, 2017
Current Assets	$10,850,002	$11,847,401
Current Liabilities	8,026,683	6,655,688
Long-Term Liabilities	7,222,371	7,942,403

Current Assets. The decrease in current assets at October 31, 2018 was primarily the result of decreases in accounts receivable. We also experienced a decrease in cash and cash equivalents. These decreases were partially offset by increases in inventories and derivative instruments.

Current Liabilities. The increase in current liabilities at October 31, 2018 was primarily the result of increases in accounts payable.

Long-Term Liabilities. Long-term debt decreased at October 31, 2018, as compared to October 31, 2017, primarily due to scheduled principal repayments on our loans and net payments on the Term Revolving Loan.

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

The following table shows cash flows for the fiscal years ended October 31, 2018 and 2017:

	October 31, 2018	October 31, 2017

Net cash provided by operating activities	$4,393,981	$12,450,713
Net cash used in investing activities	(2,274,830)	(5,119,398)
Net cash used in financing activities	(2,426,658)	(8,722,906)

Cash Flow From Operations

We experienced a decrease in our cash provided by operating activities for the fiscal year ended October 31, 2018, as compared to the fiscal year ended October 31, 2017. This decrease was primarily due to a decrease in our net income during the fiscal year ended October 31, 2018.

Cash Flow From Investing Activities

We used less cash for investing activities during the fiscal year ended October 31, 2018 as compared to the fiscal year ended October 31, 2017. This change was primarily due to a decrease in capital expenditures during the fiscal year ended October 31, 2018. During the fiscal year ended October 31, 2018, our capital needs were being adequately met through cash from our operating activities and our credit facilities.

Cash Flow From Financing Activities

We used less cash for financing activities during the fiscal year ended October 31, 2018, as compared to the fiscal year ended October 31, 2017. This decrease was primarily a result of increased borrowings on long-term debt, a decrease in the amount we paid towards the principal balance on our loan and decreased member unit repurchases during the fiscal year ended October 31, 2018, as compared to the fiscal year ended October 31, 2017.

The following table shows cash flows for the fiscal years ended October 31, 2017 and 2016:

	October 31, 2017	October 31, 2016

Net cash provided by operating activities	$12,450,713	$6,121,412
Net cash used in investing activities	(5,119,398)	(5,156,441)
Net cash used in financing activities	(8,722,906)	(8,040,814)

Cash Flow From Operations

We experienced an increase in our cash provided by operating activities for the fiscal year ended October 31, 2017, as compared to the fiscal year ended October 31, 2016. This increase was primarily due to an increase in our net income during the fiscal year ended October 31, 2017.

Cash Flow From Investing Activities

We used less cash for investing activities during the fiscal year ended October 31, 2017 as compared to the fiscal year ended October 31, 2016. This change was primarily due to a decrease in capital expenditures during the fiscal year ended October 31, 2017. During the fiscal year ended October 31, 2017, our capital needs were being adequately met through cash from our operating activities and our credit facilities.

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

Short-Term and Long-Term Debt Sources

On January 22, 2016, we entered into a Second Amended and Restated Credit Agreement with Compeer Financial f/k/a AgStar Financial Services, PCA ("Compeer"). In connection therewith, as of the same date, we executed Second Amended and Restated Term Notes, Second Amended and Restated Term Revolving Notes, an Amended and Restated Security Agreement and a Second Amended and Restated Mortgage, Security Agreement, Assignment of Leases and Fixture Financing Statement. The Second Amended and Restated Credit Agreement decreased the Variable Rate Term Loan to $15,000,000, increased the Term Revolving Loan to $15,000,000 and eliminated the Revolving Line of Credit. Effective April 20, 2018, we executed a First Amendment to Second Amended and Restated Credit Agreement with Compeer which increased the availability under the Term Revolving Loan to $20,000,000. In connection therewith, as of the same date, we executed a Third Amended and Restated Term Revolving Note and a Third Amended and Restated Mortgage, Security Agreement, Assignment of Leases and Fixture Financing Statement. Subsequent to our fiscal year end, on January 2, 2019, Compeer waived our violation at October 31, 2018, of the minimum debt service coverage ratio set forth in the Second Amended and Restated Credit Agreement.

Variable Rate Term Loan

The Variable Rate Term Loan is for $15,000,000 with a variable interest rate based on the 30-day LIBOR rate plus 325 basis points with no minimum interest rate. The applicable interest rate at October 31, 2018 was 5.38%. Monthly principal payments are due on the Term Loan of approximately $250,000 plus accrued interest. Payments are based upon a five year amortization. Payments of all amounts outstanding are due on January 22, 2021. The outstanding balance on this note was $6,500,000 at October 31, 2018. We may convert the Term Loan to a fixed rate loan, subject to certain conditions as described in the Second Amended and Restated Credit Agreement and with the consent of Compeer.

Term Revolving Loan

The Term Revolving Loan is for up to $20,000,000 with a variable interest rate that is based on the 30-day LIBOR rate plus 325 basis points with no minimum interest rate. The applicable interest rate at October 31, 2018 was 5.38%. The Term Revolving Loan may be advanced, repaid and re-borrowed during the term. Monthly interest payments are due on the Term Revolving Loan with payment of all amounts outstanding due on January 22, 2023. The outstanding balance on this note was $3,500,000 at October 31, 2018. We also have $500,000 in letters of credit outstanding at October 31, 2018 which reduce the amount available under the Term Revolving Loan. We pay interest at a rate of 1.50% on amounts outstanding for the letters of credit. We are also required to pay unused commitment fees for the Term Revolving Loan as defined in the Second Amended and Restated Credit Agreement.

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

Presently, we are meeting our liquidity needs and complying with our financial covenants and the other terms of our loan agreements with Compeer except as to our violation, at October 31, 2018, of the minimum debt service coverage ratio requirement of 1.25:1.00 which was waived by Compeer on January 2, 2019. We will continue to work with Compeer to try to ensure that the terms of our loan agreements are met going forward. However, we cannot provide any assurance that our actions will result in sustained profitable operations or that we will not be in violation of our loan covenants or in default on our principal payments in the future. Should unfavorable market conditions result in our violation of the terms or covenants of our loan and we fail to obtain a waiver of any such term or covenant, Compeer could deem us in default of our loans and require us to immediately repay a significant portion or possibly the entire outstanding balance of our loans. In the event of a default, Compeer could also elect to proceed with a foreclosure action on our plant.

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

Contractual Cash Obligations

In addition to our long-term debt obligations, we have certain other contractual cash obligations and commitments. The following tables provide information regarding our contractual obligations and approximate commitments as of October 31, 2018:

	Payment Due by Period
	Total	Less than One Year	One to Three Years	Three to Five Years	After Five Years
Long-Term Debt Obligations	$10,000,000	$2,750,000	$3,750,000	$3,500,000	—
Operating Lease Obligations	197,280	197,280	—	—	—
Purchase Obligations	10,119,763	7,156,145	2,963,618	—	—
Total Contractual Obligations	$20,317,043	$10,103,425	$6,713,618	$3,500,000	$—

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

As of October 31, 2018, the fair values of our commodity-based derivative instruments are a net liability of approximately $2,280,000. As the prices of the hedged commodity moves in reaction to market trends and information, our statement of operations will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to protect the Company over the term of the contracts for the hedged amounts.

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
Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from our Variable Rate Term Loan and our Term Revolving Loan, each bearing a variable interest rate.  As of October 31, 2018, we had $6,500,000 outstanding on the Variable Term Loan and $3,500,000 outstanding on the Term Revolving Loan. Interest will accrue at the 30-day LIBOR rate plus 325 basis points. The applicable interest rate on these loans at October 31, 2018 was 5.38%. If we were to experience a 10% adverse change in LIBOR, the annual effect such change would have on our statement of operations, based on the amount we had outstanding on our Term Loan and Term Revolving Loan at October 31, 2018, would be approximately $45,000.

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

In the ordinary course of business, we enter into forward contracts for our commodity purchases. At October 31, 2018, we have approximately 40,000 bushels of forward fixed basis corn contracts and 998,000 bushels of forward fixed price corn contracts valued at approximately $3,554,000. These purchase contracts are for various delivery periods through December 2019. At October 31, 2018, we have approximately 2,493,000 MMBTUs of forward natural gas fixed price purchase contracts valued at approximately $6,268,000 for delivery periods through December 2020. In addition, at October 31, 2018, we have approximately 200,000 gallons of forward fixed price denaturant purchase contracts valued at approximately $297,000 for delivery periods through December 2018.

In the ordinary course of business, we enter into forward contracts for our commodity sales. At October 31, 2018 we have no forward fixed price ethanol sales contracts. At October 31, 2018, we have approximately 4,210 tons of forward fixed price dried distillers grains sales contracts valued at approximately $566,000 for delivery periods through December 2018. At October 31, 2018, we have approximately 32,300 tons of forward fixed price modified distillers grains sales contracts valued at approximately $2,030,000 for delivery periods through August 2019. In addition, at October 31, 2018, we have approximately 305,000 pounds of forward fixed price corn oil sales contracts valued at approximately $72,000 for delivery periods through November 2018.
At October 31, 2018, we have open positions for 2,750,000 bushels of corn. These derivatives have not been designated as effective hedges for accounting purposes and are forecasted to settle within the next twelve months. We recorded losses due to changes in the fair value of our outstanding corn derivative positions for the fiscal year ended October 31, 2018 of approximately $149,000. For the fiscal year ended October 31, 2017, we recorded gains due to changes in the fair value of our outstanding corn derivative positions of approximately $1,751,000. For the fiscal year ended October 31, 2018, we recorded losses due to changes in the fair value of our outstanding ethanol derivative positions of approximately $81,000. For the fiscal year ended October 31, 2017, we recorded gains due to changes in the fair value of our outstanding ethanol derivative positions of approximately $569,000. For the fiscal years ended October 31, 2018 and 2017, we recorded gains due to the change in fair value of our outstanding natural gas derivative positions of approximately $38,000 and $11,000, respectively.

As commodity prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to produce long-term positive growth for us.

A sensitivity analysis has been prepared to estimate our exposure to ethanol, distillers grains, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas prices and average ethanol and distillers grains prices as of October 31, 2018 net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from October 31, 2018. The results of this analysis, which may differ from actual results, are approximately as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price as of 10/31/18	Approximate Adverse Change to Income
Natural Gas	1,443,173	MMBTU	10%	$470,000
Ethanol	59,500,000	Gallons	10%	$6,783,000
Corn	20,517,241	Bushels	10%	$6,689,000
DDGs	139,415	Tons	10%	$1,812,000

For comparison purposes, the results of our sensitivity analysis for October 31, 2017, were as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price as of 10/31/17	Approximate Adverse Change to Income
Natural Gas	1,457,750	MMBTU	10%	$423,000
Ethanol	59,500,000	Gallons	10%	$7,616,000
Corn	20,588,235	Bushels	10%	$6,094,000
DDGs	140,823	Tons	10%	$1,619,000

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members and the Board of Governors of Highwater Ethanol, LLC

Opinion on the Financial Statements
We have audited the accompanying balance sheets of Highwater Ethanol, LLC (the Company) as of October 31, 2018 and 2017, the related statements of operations, changes in members’ equity and cash flows for each of the three years in the period ended October 31, 2018, and the related notes to the financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ RSM US LLP

We have served as the Company's auditor since 2013.

Des Moines, Iowa
January 23, 2019

HIGHWATER ETHANOL, LLC
Balance Sheets

ASSETS	October 31, 2018	October 31, 2017

Current Assets
Cash and cash equivalents	$430,702	$738,209
Derivative instruments	942,885	800,199
Accounts receivable	1,316,129	2,838,154
Inventories	8,068,691	7,380,706
Prepaids and other	91,595	90,133
Total current assets	10,850,002	11,847,401

Property and Equipment
Land and land improvements	12,647,512	12,647,512
Buildings	38,818,532	38,811,666
Office equipment	1,151,330	1,151,330
Plant and process equipment	76,467,906	74,364,700
Vehicles	74,094	74,094
Construction in progress	445,455	256,923
	129,604,829	127,306,225
Less accumulated depreciation	(63,874,604)	(55,254,778)
Net property and equipment	65,730,225	72,051,447

Other Assets
Investments	2,775,257	2,641,755
Deposits	191,457	191,457
Total other assets	2,966,714	2,833,212

Total Assets	$79,546,941	$86,732,060

LIABILITIES AND MEMBERS' EQUITY	October 31, 2018	October 31, 2017

Current Liabilities
Accounts payable	$4,149,907	$2,765,060
Accrued expenses	1,161,340	1,175,100
Current maturities of long-term debt	2,715,436	2,715,528
Total current liabilities	8,026,683	6,655,688

Long-Term Debt	7,222,371	7,942,403

Commitments and Contingencies (Note 11)

Members' Equity
Members' equity, 4,812 units outstanding	64,297,887	72,133,969
Total Liabilities and Members’ Equity	$79,546,941	$86,732,060

Notes to Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Statements of Operations

	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	October 31, 2018	October 31, 2017	October 31, 2016

Revenues	$94,943,746	$100,225,143	$98,945,344

Cost of Goods Sold	97,723,069	93,476,303	95,560,017

Gross Profit (Loss)	(2,779,323)	6,748,840	3,385,327

Operating Expenses	2,891,093	2,739,770	2,686,084

Operating Profit (Loss)	(5,670,416)	4,009,070	699,243

Other Income (Expense)
Interest income	3,173	1,389	3,591
Other income	66,091	111,945	355,185
Interest expense	(713,386)	(700,493)	(740,962)
Income from equity method investments	155,114	97,401	205,611
Total other expense, net	(489,008)	(489,758)	(176,575)

Net Income (Loss)	$(6,159,424)	$3,519,312	$522,668

Weighted Average Units Outstanding	4,814	4,834	4,920
Net Income (Loss) Per Unit	$(1,279.48)	$728.03	$106.23
Distributions Per Unit	$345	$345	$400

Notes to Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Statements of Changes in Members' Equity

Members' Equity

Balance - October 31, 2015	$72,612,129

Net income	522,668

Member distributions	(1,974,400)

Member unit repurchase, 44 units	(308,000)

Balance - October 31, 2016	70,852,397

Net income	3,519,312

Member distributions	(1,687,740)

Member unit repurchase, 78.5 units	(550,000)

Balance - October 31, 2017	72,133,969

Net loss	(6,159,424)

Member distributions	(1,660,658)

Member unit repurchase, 2 units	(16,000)

Balance - October 31, 2018	$64,297,887

Notes to Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Statements of Cash Flows

	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	October 31, 2018	October 31, 2017	October 31, 2016

Cash Flows from Operating Activities
Net income (loss)	$(6,159,424)	$3,519,312	$522,668
Adjustments to reconcile net income (loss) to net cash provided by operations
Depreciation and amortization	8,649,702	8,114,306	7,501,191
Distributions in excess of earnings from equity method investments	232,353	244,183	317,437
Gain on sale of asset	—	(11,793)	—
Non-cash patronage income	(365,854)	(192,094)	(518,371)
Change in working capital components
Accounts receivable	1,522,025	1,301,533	(1,162,555)
Inventories	(687,985)	(421,803)	(1,851,502)
Derivative instruments	(142,686)	(259,913)	(41,084)
Prepaids and other	(1,462)	(32,152)	40,400
Accounts payable	1,361,072	28,171	1,312,218
Accrued expenses	(13,760)	160,963	1,010
Net cash provided by operating activities	4,393,981	12,450,713	6,121,412

Cash Flows from Investing Activities
Capital expenditures	(2,274,830)	(5,137,921)	(5,156,441)
Proceeds from sale of asset	—	18,523	—
Net cash used in investing activities	(2,274,830)	(5,119,398)	(5,156,441)

Cash Flows from Financing Activities
Payments on long-term debt	(3,250,000)	(6,485,166)	(5,758,414)
Advances on long-term debt	2,500,000	—	—
Member unit repurchases	(16,000)	(550,000)	(308,000)
Member distributions	(1,660,658)	(1,687,740)	(1,974,400)
Net cash used in financing activities	(2,426,658)	(8,722,906)	(8,040,814)

Net Decrease in Cash and Cash Equivalents	(307,507)	(1,391,591)	(7,075,843)

Cash and cash equivalents – Beginning of Period	738,209	2,129,800	9,205,643

Cash and cash equivalents – End of Period	$430,702	$738,209	$2,129,800

Supplemental Cash Flow Information
Cash paid for interest expense	$568,345	$585,348	$750,575

Supplemental Disclosure of Noncash Financing and Investing Activities
Capital expenditures included in accounts payable	$67,990	$44,216	$190,270

Notes to Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Notes to Financial Statements
October 31, 2018 and 2017

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Highwater Ethanol, LLC, (a Minnesota Limited Liability Company) operates a 50 million gallon per year ethanol plant in Lamberton, Minnesota. The Company produces and sells fuel ethanol and co-products of the fuel ethanol production process, in the continental United States.

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

Cash and Cash Equivalents

The Company maintains its accounts primarily at one financial institution. The cash balances regularly exceed amounts insured by the Federal Deposit Insurance Corporation. The Company has not experienced any historical losses related to their concentration.

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

HIGHWATER ETHANOL, LLC
Notes to Financial Statements
October 31, 2018 and 2017

costs of goods sold.

Accounts Receivable

Credit terms are extended to customers in the normal course of business. The Company routinely monitors accounts receivable and customer balances are generally kept current at 30 days or less. The Company generally requires no collateral.

Accounts receivable are recorded at their estimated net realizable value. Accounts are considered past due if payment is not made on a timely basis in accordance with the Company’s credit terms. Accounts considered uncollectible are written off. The Company’s estimate of the allowance for doubtful accounts is based on historical experience, its evaluation of the current status of receivables, and unusual circumstances, if any. At October 31, 2018 and 2017, the Company has determined that amounts that are collectible and an allowance was not considered necessary.

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

Carrying Value of Long-Lived Assets

Long-lived assets, such as property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by an asset group to the carrying value of the asset group. If the carrying value of the long-lived asset group is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary.

In accordance with the Company’s policy for evaluating impairment of long-lived assets described above, when a triggering event occurs management evaluates the recoverability of the facilities based on projected future cash flows from operations over the facilities’ estimated useful lives. In determining the projected future undiscounted cash flows, the Company makes significant assumptions concerning the future viability of the ethanol industry, the future price of corn in relation to the future price of ethanol and the overall demand in relation to production and supply capacity. The Company has not recorded any impairment as of October 31, 2018 and 2017.

HIGHWATER ETHANOL, LLC
Notes to Financial Statements
October 31, 2018 and 2017

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts receivable, and accounts payable, and other working capital items approximate fair value at October 31, 2018 and 2017 due to the short maturity nature of these instruments.

Commodities contracts are carried at fair value, based on dealer quotes and live trading levels.

The Company believes the carrying amount of the long-term debt approximates fair value due to a significant portion of total indebtedness containing variable interest rates and this rate is a market interest rate for these borrowings.

Equity Method Investments

The Company has a 6% investment interest in an unlisted company, Renewable Fuels Marketing Group, LLC (RPMG), which markets the Company’s ethanol. The Company also has a 7% ownership interest in Lawrenceville Tank, LLC (LT), which owns and operates a trans load/tank facility near Atlanta, Georgia. These investments are flow-through entities and are being accounted for by the equity method of accounting under which the Company’s share of net income is recognized as income in the Company’s statements of operations and added to the investment account. Distributions or dividends received from the investments are treated as a reduction of the investment account. The Company consistently follows the practice of recognizing the net income based on a one month lag. Therefore, net income related to RPMG is reported in the Company’s statements of operations for the years ended October 31, 2018, 2017 and 2016 based on RPMG's results of operations for the twelve month periods ended September 30, 2018, 2017 and 2016. Net income related to LT which is reported in the Company’s statement of operations for the years ended October 31, 2018, 2017 and 2016 based on LT's results of operations for the twelve month periods ended September 30, 2018 and 2017, and 2016.

Net Income (Loss) per Unit

Basic net income (loss) per unit is computed by dividing net income (loss) by the weighted average number of members’ units outstanding during the period. Diluted net income (loss) per unit is computed by dividing net income (loss) by the weighted average number of members’ units and members’ unit equivalents outstanding during the period. There were no member unit equivalents outstanding during the periods presented; accordingly, for all periods presented, the Company’s basic and diluted net income (loss) per unit are the same.

Income Taxes

The Company is treated as a partnership for federal and state income tax purposes and generally does not incur income taxes. Instead, their income or losses are included in the income tax returns of the members. Accordingly, no provision or liability for federal or state income taxes has been included in these financial statements.

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

HIGHWATER ETHANOL, LLC
Notes to Financial Statements
October 31, 2018 and 2017

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. Additionally, the guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, which is the Company’s first quarter of fiscal year 2019. Early application is permitted one year earlier. The new standard allows for the amendment to be applied either retrospectively to each prior reporting period presented or retrospectively as a cumulative-effect adjustment as of the date of adoption. The Company evaluated the effect that ASU 2014-09 has on its financial statements and related disclosures, including which transition method it will adopt. The Company has completed its evaluation during the fiscal year ended October 31, 2018 and concluded that there will be no material affect to the financial statements.

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

HIGHWATER ETHANOL, LLC
Notes to Financial Statements
October 31, 2018 and 2017

3. INVENTORIES

Inventories consisted of the following at:

	October 31, 2018	October 31, 2017

Raw materials	$2,339,767	$2,130,668
Spare parts and supplies	3,118,195	2,938,262
Work in process	752,454	729,167
Finished goods	1,858,275	1,582,609
Total	$8,068,691	$7,380,706

The Company recorded a lower of cost or net realizable value write-down on corn inventory of approximately $239,000 for the fiscal year ended October 31, 2018.

4. DERIVATIVE INSTRUMENTS

As of October 31, 2018, the Company had entered into corn, ethanol and natural gas derivative instruments, which are required to be recorded as either assets or liabilities at fair value in the balance sheet. The Company uses these instruments to manage risks from changes in market rates and prices. They are not used for speculative purposes. Derivatives qualify for treatment as hedges when there is a high correlation between the change in fair value of the derivative instrument and the related change in value of the underlying hedged item. The Company may designate the hedging instruments based upon the exposure being hedged as a fair value hedge, a cash flow hedge or a hedge against foreign currency exposure. The derivative instruments outstanding at October 31, 2018 are not designated as effective hedges for accounting purposes.

Commodity Contracts

As of October 31, 2018, the Company has open positions for 2,750,000 bushels of corn. Management expects all open positions outstanding as of October 31, 2018 to be realized within the next twelve months.

The following tables provide details regarding the Company's derivative instruments at October 31:

Instrument	Balance Sheet location	Liabilities
		2018	2017

Corn, natural gas and ethanol contracts
In gain position		$—	$66,438
In loss position		(2,280,280)	(1,668,043)
Deposits with broker		3,223,165	2,401,804
	Current assets	$942,885	$800,199

The following tables provide details regarding the gains (losses) from the Company's derivative instruments in the statements of operations, none of which are designated as hedging instruments:

	Statement of	Year Ended October 31
	Operations location	2018	2017	2016
Ethanol contracts	Revenues	(81,032)	568,715	(229,837)
Corn contracts	Cost of goods sold	(149,323)	1,751,018	40,032
Natural gas contracts	Cost of goods sold	38,137	11,267	(87,331)

HIGHWATER ETHANOL, LLC
Notes to Financial Statements
October 31, 2018 and 2017

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

•	Level 2 inputs include the following:

◦	Quoted prices in active markets for similar assets or liabilities.

◦	Quoted prices in markets that are not active for identical or similar assets or liabilities.

◦	Inputs other than quoted prices that are observable for the asset or liability.

◦	Inputs that are derived primarily from or corroborated by observable market data by correlation or other means.

•	Level 3 inputs are unobservable inputs for the asset or liability.

The following table provides information on those assets (liabilities) measured at fair value on a recurring basis.

	Fair Value as of	Fair Value Measurement Using
	October 31, 2018	Level 1	Level 2	Level 3
Derivative instrument - commodities
In gain position	$—	$—	$—	$—
In loss position	$(2,280,280)	$(37,485)	$(2,242,795)	$—

	Fair Value as of	Fair Value Measurement Using
	October 31, 2017	Level 1	Level 2	Level 3
Derivative instrument - commodities
In gain position	$66,438	$—	$66,438	$—
In loss position	$(1,668,043)	$(3,750)	$(1,664,293)	$—

The Company determines the fair value of the commodities contracts by obtaining the fair value measurements from an independent pricing service based on dealer quotes and live trading levels from the Chicago Board of Trade.

6. INVESTMENT IN RPMG

The financial statements of RPMG are summarized as of and for the years ended September 30 as follows:

	September 30, 2018	September 30, 2017

Current assets	$165,666,359	$138,378,321
Other assets	1,068,488	1,286,370
Current liabilities	135,448,249	108,270,295
Long-term liabilities	31,000	171,000
Members' equity	31,255,598	31,223,396
Revenue	3,070,802,183	3,015,983,887
Net income	2,099,285	1,696,088

HIGHWATER ETHANOL, LLC
Notes to Financial Statements
October 31, 2018 and 2017

7. DEBT FINANCING

Long-term debt consists of the following at:

	October 31, 2018	October 31, 2017
Variable Rate Term Loan (Compeer)	$6,500,000	$9,750,000

Term Revolving Loan (Compeer)	3,500,000	1,000,000

Total	10,000,000	10,750,000

Less debt issuance costs	(62,193)	(92,069)

Less amounts due within one year	(2,715,436)	(2,715,528)

Net long-term debt	$7,222,371	$7,942,403

Bank Financing
On January 22, 2016, the Company entered into a Second Amended and Restated Credit Agreement with Compeer Financial, PCA, f/k/a AgStar Financial Services, PCA, as administrative agent for several financial institutions which amended the Amended and Restated Credit Agreement dated September 22, 2014. The Second Amended and Restated Credit Agreement decreased the Term Loan to $15,000,000, increased the Term Revolving Loan to $15,000,000 and eliminated the Revolving Line of Credit. Effective April 20, 2018, the Company executed a First Amendment to Second Amended and Restated Credit Agreement with Compeer which increased the availability under the Term Revolving Loan to $20,000,000.

Variable Rate Term Loan

The Variable Rate Term Loan is for $15,000,000 with a variable interest rate based on the greater of the 30-day LIBOR rate plus 325 basis points with no minimum interest rate. The applicable interest rate at October 31, 2018 was 5.38%. Monthly principal payments are due on the Term Loan of approximately $250,000 plus accrued interest. Payments are based upon a five year amortization and the Term Loan is fully amortized. Payments of all amounts outstanding are due on January 22, 2021. The outstanding balance on this note was $6,500,000 at October 31, 2018. The Company may convert the Term Loan to a fixed rate loan, subject to certain conditions as described in the Amended and Restated Credit Agreement and with the consent of Compeer.

Term Revolving Loan

The Term Revolving Loan was for up to $15,000,000 with a variable interest rate that is based on the 30-day LIBOR rate plus 325 basis points with no minimum interest rate. The applicable interest rate at October 31, 2018 was 5.38%. Effective April 20, 2018, the availability under the Term Revolving Loan was increased to $20,000,000. The Term Revolving Loan may be advanced, repaid and re-borrowed during the term. Monthly interest payments are due on the Term Revolving Loan. Payment of all amounts outstanding is due on January 22, 2023. The outstanding balance was $3,500,000 at October 31, 2018. As of October 31, 2018, the Company has $500,000 in letters of credit outstanding which reduce the amount available under the Term Revolving Loan. The Company pays interest at a rate of 1.5% on amounts outstanding for the letters of credit. The Company is also required to pay unused commitment fees for the Term Revolving Loan as defined in the Second Amended and Restated Credit Agreement.

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
October 31, 2018 and 2017

marketing contracts, risk management services contract, and natural gas, electricity, water service and grain procurement agreements.

The Company is also subject to various financial and non-financial covenants that limit distributions and debt and require minimum debt service coverage and working capital requirements. The debt service coverage ratio is no less than 1.25:1.00 and is measured annually by comparing adjusted EBITDA to scheduled payments of principal and interest. The minimum working capital is $8,250,000, which is calculated as current assets plus the amount available for drawing under our Term Revolving Loan, and undrawn amounts on outstanding letters of credit less current liabilities, and is measured quarterly.

The Company is limited to annual capital expenditures of $5,000,000 without prior approval, incurring additional debt over certain amounts without prior approval, and making additional investments as described in the Second Amended and Restated Credit Agreement without prior approval. The Company is allowed to make distributions to members as frequently as monthly in an amount equal to 75% of net income if working capital is greater than or equal to $8,250,000, or 100% of net income if working capital is greater than or equal to $11,000,000, or an unlimited amount if working capital is greater than or equal to $11,000,000 and the outstanding balance on the Term Loan is $0. As of October 31, 2018, the Company violated the debt service coverage ratio requirement of 1.25:1.00. Subsequent to the fiscal year end, on January 2, 2019, Compeer waived the Company's violation, at October 31, 2018, of the minimum debt services coverage ratio requirement of 1.25:1.00.

The estimated maturities of the long-term debt at October 31, 2018 are as follows:

	Principal	Debt Issuance Costs	Total
October 2019	$2,750,000	$(34,564)	$2,715,436
October 2020	3,000,000	(22,754)	2,977,246
October 2021	750,000	(4,875)	745,125
October 2022	—	—	—
October 2023	3,500,000	—	3,500,000
October 2024 and thereafter	—	—	—

Long-term debt	$10,000,000	$(62,193)	$9,937,807

8. LEASES

The Company leases rail cars and equipment under operating leases. Rail car leases include additional payments for usage beyond specified levels. Total lease expense for the years ending October 31, 2018, 2017 and 2016 was $295,920, $295,920 and $295,920, respectively.

Future minimum lease payments under operating leases are as follows at October 31, 2018:

Operating
2019	$197,280
2020	—
2021	—
2022	—
2023	—
Total	$197,280

HIGHWATER ETHANOL, LLC
Notes to Financial Statements
October 31, 2018 and 2017

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

Unit Repurchases

During the fourth quarter of our fiscal year ended October 31, 2018, the Company repurchased 2 of its membership units at a price of $8,000 per unit for a total purchase price of $16,000. During the second quarter of our fiscal year ended October 31, 2017, the Company repurchased 78 of its membership units at a price of $7,000 per unit for a total purchase price of $546,000 and .5 of its membership units at a price of $8,000 per unit for a total purchase price of $4,000.

10. INCOME TAXES

The Company has adopted an October 31 fiscal year end, but has a tax year end of December 31. The differences between financial statement basis and tax basis of assets are estimated as follows:

	October 31, 2018	October 31, 2017

Financial statement basis of total assets	$79,546,941	$86,732,060

Derivative instruments - commodities	2,280,280	1,601,605
Organizational and start-up costs	1,519,252	1,783,470
Book to tax depreciation	(46,287,191)	(41,434,605)

Income tax basis of total assets	$37,059,282	$48,682,530

The differences between the financial statement basis and tax basis of the Company's liabilities are estimated as follows:

	October 31, 2018	October 31, 2017

Financial statement basis of total liabilities	$15,249,054	$14,598,091

Less: Accrued Expenses	403,200	360,000

Income tax basis of total liabilities	$14,845,854	$14,238,091

11. COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS

Marketing Agreements

The Company has an ethanol marketing agreement with a marketer (RPMG) to purchase, market, and distribute all the ethanol produced by the Company. The Company also entered into a member control agreement with the marketer whereby the Company made capital contributions and became a minority owner of the marketer. The member control agreement became effective on February 1, 2011 and provides the Company a membership interest with voting rights. The marketing agreement will terminate if the Company ceases to be a member. The Company will assume certain of the member’s rail car leases if the agreement is terminated. The Company can sell its ethanol either through an index arrangement or at an agreed upon fixed price. The marketing agreement is perpetual until terminated according to the agreement.  The Company may be obligated to continue to market its ethanol through the marketer for a period of time. The amended agreement requires minimum capital amounts invested as required under the agreement. Revenue recognized under this agreement for the years ended October 31, 2018, 2017 and 2016 was $72,745,341, $81,196,577 and $78,779,681 respectively. Accounts receivable under the agreement as of October 31, 2018 and 2017 were $236,763 and $1,729,694 respectively.

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

The Company has a crude corn oil marketing agreement with a marketer (RPMG) to market all corn oil to be produced at the plant for an initial term. Under the agreement, the Company must provide estimates of production and inventory of corn oil. The marketer may execute sales contracts with buyers for future delivery of corn oil. The Company receives a percentage of the F.O.B. sale price less a marketing fee, actual freight and transportation costs and certain taxes and other charges related to the purchase, delivery or sale. The Company is required to provide corn oil meeting certain specifications as provided in the agreement and the agreement provides for a process for rejection of nonconforming corn oil. The agreement automatically renews for successive terms unless terminated in accordance with the agreement.

Grain Procurement Contract

The Company had a grain origination agreement with a marketer to provide all of the corn needed for operation of the ethanol plant. Under the agreement, the Company purchased corn at the CBOT futures price less the weighted average of the basis prices plus a fixed fee per bushel of corn purchased. The agreement was for an initial five-year term which commenced on July 27, 2016 and automatically renewed for successive one-year terms unless otherwise terminated in accordance with its terms. On January 3, 2019, the Company and the marketer mutually agreed to terminate the grain origination agreement effective as of January 31, 2019.

Regulatory Agencies

The Company is subject to oversight from regulatory agencies regarding environmental concerns which arise in the ordinary course of its business.

Forward Contracts

At October 31, 2018, the Company has approximately 40,000 bushels of forward fixed basis corn contracts and 998,000 bushels of forward fixed price corn contracts valued at approximately $3,554,000. The Company recorded a lower of cost or net realizable value write-down on the forward fixed price contracts of approximately $207,000 at October 31, 2018. These purchase contracts are for various delivery periods through November 2020. At October 31, 2018, the Company has approximately 2,493,000 MMBTUs of forward natural gas fixed price purchase contracts valued at approximately $6,268,000 for delivery periods through December 2020. In addition, at October 31, 2018, the Company has approximately 200,000 gallons of forward fixed price denaturant purchase contracts valued at approximately $297,000 for delivery periods through December 2018.

At October 31, 2018, the Company has approximately 4,210 tons of forward fixed price dried distillers grains sales contracts valued at approximately $566,000 for delivery periods through December 2018. At October 31, 2018, the Company has approximately 32,300 tons of forward fixed price modified distillers grains sales contracts valued at approximately $2,030,000 for delivery periods through August 2019. In addition, at October 31, 2018, the Company has approximately 305,000 pounds of forward fixed price corn oil sales contracts valued at approximately $72,000 for delivery periods through November 2018.

HIGHWATER ETHANOL, LLC
Notes to Financial Statements
October 31, 2018 and 2017

12. QUARTERLY FINANCIAL DATA (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year Ended October 31, 2018
Revenues	$22,980,047	$24,262,577	$25,888,608	$21,812,514
Gross profit (loss)	(51,696)	2,283,325	(1,527,385)	(3,483,567)
Operating income (loss)	(794,645)	1,492,581	(2,186,352)	(4,182,000)
Net income (loss)	(953,195)	1,335,482	(2,330,905)	(4,210,806)
Basic and diluted earnings (loss) per unit	(198.02)	277.42	(484.19)	(874.69)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year Ended October 31, 2017
Revenues	$27,058,613	$23,718,623	$25,368,884	$24,079,023
Gross profit	4,191,810	591,457	1,195,537	770,036
Operating income (loss)	3,467,790	(162,585)	596,246	107,619
Net income (loss)	3,290,175	(308,283)	503,476	33,944
Basic and diluted earnings (loss) per unit	672.56	(64.04)	104.59	7.05

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year Ended October 31, 2016
Revenues	$24,199,824	$23,074,068	$27,115,287	$24,556,165
Gross profit (loss)	(565,389)	(116,120)	1,503,032	2,563,804
Operating income (loss)	(1,259,291)	(902,107)	956,006	1,904,635
Net income (loss)	(1,324,193)	(917,215)	1,066,564	1,697,512
Basic and diluted earnings (loss) per unit	(268.27)	(185.82)	217.05	347.00

The above quarterly financial data is unaudited, but in the opinion of management, all adjustments necessary for a fair presentation of the selected data for these periods presented have been included.

13. SUBSEQUENT EVENT

On January 3, 2019, the Company and CHS mutually agreed to terminate the Company's grain origination agreement with CHS effective as of midnight January 31, 2019 (the "Termination Date"). The Company is obligated to purchase and pay the per bushel fee on bushels of grain currently contracted by CHS to be delivered following the Termination Date. In exchange for termination of the CHS Agreement, the Company agreed not to contract with another entity or company for grain procurement services until after July 26, 2021 and granted CHS a right of first refusal to serve as the Company's procurement agent until July 1, 2021. In addition, the Company and CHS have agreed to mutually release one another as of the Termination Date from all claims arising out of or relating to the grain origination agreement. The Company intends to procure its own corn following termination of its arrangement with CHS.

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

Our management, including our Chief Executive Officer (the principal executive officer), Brian Kletscher, along with our Chief Financial Officer (the principal financial officer), Lucas Schneider, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of October 31, 2018.  Based on this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 (“COSO”). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of October 31, 2018.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of our 2018 fiscal year, which were identified in connection with management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference from the definitive proxy statement for our 2019 annual meeting of members to be filed with the Securities Exchange Commission within 120 days after the end of our 2018 fiscal year. This proxy statement is referred to in this report as the 2019 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from the 2019 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED MEMBER MATTERS

The information required by this Item is incorporated by reference from the 2019 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference from the 2019 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference from the 2019 Proxy Statement.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits Filed as Part of this Report and Exhibits Incorporated by Reference.

The following exhibits and financial statements are filed as part of, or are incorporated by reference into, this report:

(1)	Financial Statements

The financial statements appear beginning at page 37 of this report.

(2)	Financial Statement Schedules

All supplemental schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

(3)	Exhibits

Exhibit No.	Exhibit	Filed Herewith	Incorporated by Reference
3.1	Articles of Organization of the registrant.		Exhibit 3.1 to the registrant's registration statement on Form SB-2 (Commission File 333-137482).
3.2	Second Amended and Restated Member Control Agreement of the registrant.		Exhibit 3.2 to the registrant's registration Form 10-Q filed with the Commission on March 22, 2011.
4.1	Form of Membership Unit Certificate.		Exhibit 4.2 to the registrant's registration statement on Form SB-2 (Commission File 333-137482).
10.1	Grain Procurement Agreement and Amendment with Meadowland Farmers Co-op.		Exhibit 10.6 to the registrant's registration statement on Form SB-2 (Commission File 33-137482).
10.2	Energy Management Agreement dated June 8, 2006 between Highwater Ethanol, LLC and U.S. Energy Services, Inc.		Exhibit 10.9 to the registrant's registration statement on Form SB-2 (Commission File 33-137482).
10.3	Redwood Electric Service Agreement dated June 28, 2007.		Exhibit 99.1 to the registrant's Form 8-K filed with the Commission on July 3, 2007.
10.4	Distillers Grains Marketing Agreement with CHS, Inc. dated October 11, 2007.		Exhibit 10.4 to the registrant's Form 10-KSB filed with the Commission on January 29, 2008.
10.5	Centerpoint Natural Gas Agreement dated June 26, 2008.		Exhibit 10.26 to the registrant's Form 10-QSB filed with the Commission on September 15, 2008.
10.6	Trinity Industries Leasing Company Railroad Car Lease Agreement dated July 1, 2009.		Exhibit 10.2 to the registrant's Form 10-Q filed with the Commission on June 15, 2009.
10.7	RPMG Ethanol Fuel Marketing Agreement dated February 1, 2011.+		Exhibit 10.50 to the registrant's Form 10-K filed with the Commission on February 3, 2011.
10.8	Amended and Restated Ethanol Marketing Agreement between RPMG, Inc. and Highwater Ethanol, LLC dated August 27, 2012. +		Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on September 14, 2012.
10.9	2014 Bonus Plan for CEO and CFO		Exhibit 10.85 to the registrant's Form 10-K filed with the Commission on January 16, 2014
10.10	Employment Agreement between Highwater Ethanol, LLC and Brian Kletscher dated February 26, 2014.		Exhibit 99.1 to the registrant's Form 8-K filed with the Commission on February 28, 2014
10.11	Employment Agreement between Highwater Ethanol, LLC and Lucas Schneider dated February 26, 2014.		Exhibit 99.2 to the registrant's Form 8-K filed with the Commission on February 28, 2014
10.12	Amendment No. 1 to Distiller's Grain Marketing Agreement between Highwater Ethanol, LLC and CHS, Inc. dated February 13, 2014.		Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on March 5, 2014
10.13	Credit Agreement between Highwater Ethanol, LLC and AgStar Financial Services, PCA dated February 27, 2014.		Exhibit 10.2 to the registrant's Form 10-Q filed with the Commission on March 5, 2014
10.14	Revolving Line of Credit Note between Highwater Ethanol, LLC and AgStar Financial Services, PCA dated February 27, 2014.		Exhibit 10.3 to the registrant's Form 10-Q filed with the Commission on March 5, 2014
10.15	Revolving Line of Credit Note between Highwater Ethanol, LLC and United Farm Credit Services, PCA dated February 27, 2014.		Exhibit 10.4 to the registrant's Form 10-Q filed with the Commission on March 5, 2014

10.16	Revolving Line of Credit Note between Highwater Ethanol, LLC and Badgerland Financial, ACA dated February 27, 2014.	Exhibit 10.5 to the registrant's Form 10-Q filed with the Commission on March 5, 2014
10.17	Term Note between Highwater Ethanol, LLC and AgStar Financial Services, PCA dated February 27, 2014.	Exhibit 10.6 to the registrant's Form 10-Q filed with the Commission on March 5, 2014
10.18	Term Note between Highwater Ethanol, LLC and United Farm Credit Services, PCA dated February 27, 2014.	Exhibit 10.7 to the registrant's Form 10-Q filed with the Commission on March 5, 2014
10.19	Term Note between Highwater Ethanol, LLC and Badgerland Financial, ACA dated February 27, 2014.	Exhibit 10.8 to the registrant's Form 10-Q filed with the Commission on March 5, 2014
10.20	Term Revolving Note between Highwater Ethanol, LLC and AgStar Financial Services, PCA dated February 27, 2014.	Exhibit 10.9 to the registrant's Form 10-Q filed with the Commission on March 5, 2014
10.21	Term Revolving Note between Highwater Ethanol, LLC and United Farm Credit Services, PCA dated February 27, 2014.	Exhibit 10.10 to the registrant's Form 10-Q filed with the Commission on March 5, 2014
10.22	Term Revolving Note between Highwater Ethanol, LLC and Badgerland Financial, ACA dated February 27, 2014.	Exhibit 10.11 to the registrant's Form 10-Q filed with the Commission on March 5, 2014
10.23	Security Agreement between Highwater Ethanol, LLC and AgStar Financial Services, PCA dated February 27, 2014.	Exhibit 10.12 to the registrant's Form 10-Q filed with the Commission on March 5, 2014
10.24	Mortgage, Security Agreement, Assignment and Leases and Rents and Fixture Financing Statement between Highwater Ethanol, LLC and AgStar Financial Services, PCA dated February 27, 2014.	Exhibit 10.13 to the registrant's Form 10-Q filed with the Commission on March 5, 2014
10.25	Irrevocable Standby Letter of Credit No. 101 between Highwater Ethanol, LLC and AgStar Financial Services, PCA dated February 27, 2014.	Exhibit 10.14 to the registrant's Form 10-Q filed with the Commission on March 5, 2014
10.26	Easement for Construction and Process Demonstration Agreement between Butamax Advanced Biofuels LLC and Highwater Ethanol, LLC dated September 26, 2013.+	Exhibit 10.79 to the registrant's Form 10-K/A filed with the Commission on May 22, 2014
10.27	Equipment Lease Agreement between Butamax Advanced Biofuels LLC and Highwater Ethanol, LLC dated September 26, 2013.+	Exhibit 10.80 to the registrant's Form 10-K/A filed with the Commission on May 22, 2014
10.28	Technology Demonstration Risk Reduction Agreement between Butamax Advanced Biofuels LLC and Highwater Ethanol, LLC dated September 26, 2013.+	Exhibit 10.81 to the registrant's Form 10-K/A filed with the Commission on May 22, 2014
10.29	Security Agreement between Butamax Advanced Biofuels LLC and Highwater Ethanol, LLC dated September 26, 2013.+	Exhibit 10.82 to the registrant's Form 10-K/A filed with the Commission on May 22, 2014
10.30	Technology License Agreement between Butamax Advanced Biofuels LLC and Highwater Ethanol, LLC dated September 26, 2013.+	Exhibit 10.83 to the registrant's Form 10-K/A filed with the Commission on May 22, 2014
10.31	Distillers Crude Corn Oil Marketing Agreement between CHS Inc. and Highwater Ethanol, LLC dated November 4, 2013.+	Exhibit 10.84 to the registrant's Form 10-K/A filed with the Commission on May 22, 2014
10.32	Amended and Restated Credit Agreement dated September 22, 2014	Exhibit 10.102 to the registrant's Form 10-K filed with the Commission on January 28, 2015
10.33	Amended and Restated Revolving Line of Credit AgStar dated September 22, 2014	Exhibit 10.103 to the registrant's Form 10-K filed with the Commission on January 28, 2015

10.34	Amended and Restated Revolving Line of Credit Badgerland dated September 22, 2014	Exhibit 10.104 to the registrant's Form 10-K filed with the Commission on January 28, 2015
10.35	Amended and Restated Revolving Line of Credit United FCS dated September 22, 2014	Exhibit 10.105 to the registrant's Form 10-K filed with the Commission on January 28, 2015
10.36	Amended and Restated Term Note Badgerland dated September 22, 2014	Exhibit 10.106 to the registrant's Form 10-K filed with the Commission on January 28, 2015
10.37	Amended and Restated Term Note United FCS dated September 22, 2014	Exhibit 10.107 to the registrant's Form 10-K filed with the Commission on January 28, 2015
10.38	Amended and Restated Term Note AgStar dated September 22, 2014	Exhibit 10.108 to the registrant's Form 10-K filed with the Commission on January 28, 2015
10.39	Amended and Restated Term Revolving Note AgStar dated September 22, 2014	Exhibit 10.109 to the registrant's Form 10-K filed with the Commission on January 28, 2015
10.40	Amended and Restated Term Revolving Note Badgerland dated September 22, 2014	Exhibit 10.110 to the registrant's Form 10-K filed with the Commission on January 28, 2015
10.41	Amended and Restated Term Revolving Note United FCS dated September 22, 2014	Exhibit 10.111 to the registrant's Form 10-K filed with the Commission on January 28, 2015
10.42	Amended and Restated Mortgage dated September 22, 2014	Exhibit 10.112 to the registrant's Form 10-K filed with the Commission on January 28, 2015
10.43	First Amendment to Amended and Restated Credit Agreement.	Exhibit 99.1 to the registrant's Form 8-K filed with the Commission on February 27, 2015
10.44	Rice Lake Construction Agreement dated April 24, 2015.	Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on June 11, 2015
10.45	Grain Origination Agreement with CHS, Inc. dated October 15, 2015. +	Exhibit 10.45 to the registrant's Form 10-K filed with the Commission on January 28, 2016
10.46	2015 Executive Bonus Plan	Exhibit 10.46 to the registrant's Form 10-K filed with the Commission on January 28, 2016
10.47	2016 Executive Bonus Plan	Exhibit 10.47 to the registrant's Form 10-K filed with the Commission on January 28, 2016
10.48	Second Amended and Restated Credit Agreement with AgStar dated January 22, 2016	Exhibit 10.48 to the registrant's Form 10-K filed with the Commission on January 28, 2016
10.49	Amended and Restated Security Agreement with AgStar dated January 22, 2016	Exhibit 10.49 to the registrant's Form 10-K filed with the Commission on January 28, 2016
10.50	Second Amended and Restated Term Revolving Note with Agstar dated January 22, 2016	Exhibit 10.50 to the registrant's Form 10-K filed with the Commission on January 28, 2016
10.51	Second Amended and Restated Term Revolving Note with United FCS dated January 22, 2016	Exhibit 10.51 to the registrant's Form 10-K filed with the Commission on January 28, 2016
10.52	Second Amended and Restated Mortgage with AgStar dated January 22, 2016	Exhibit 10.52 to the registrant's Form 10-K filed with the Commission on January 28, 2016
10.53	Second Amended and Restated Term Note with United FCS dated January 22, 2016	Exhibit 10.53 to the registrant's Form 10-K filed with the Commission on January 28, 2016
10.54	Second Amended and Restated Term Note with AgStar dated January 22, 2016	Exhibit 10.54 to the registrant's Form 10-K filed with the Commission on January 28, 2016
10.55	2017 Executive Bonus Plan	Exhibit 10.55 to the registrant's Form 10-K filed with the Commission on January 25, 2017
10.56	Agreement for Electric Service with Redwood Electric Cooperative, Inc.	Exhibit 99.1 to the registrant's Form 8-K filed with the Commission on October 2, 2017

10.57	2018 Executive Bonus Plan		Exhibit 10.57 to the registrant's Form 10-K filed with the Commission on January 24, 2018
10.58	First Amendment to Second Amended and Restated Credit Agreement		Exhibit 99.1 to the registrant's Form 8-K filed with the Commission on April 27, 2018
10.59	Third Amended and Restated Term Revolving Note		Exhibit 99.2 to the registrant's Form 8-K filed with the Commission on April 27, 2018
10.60	Third Amended and Restated Mortgage		Exhibit 99.3 to the registrant's Form 8-K filed with the Commission on April 27, 2018
10.61	Third Amended and Restated Operating Agreement		Exhibit 3.1 to the registrant's Form 10-Q filed with the Commission on June 7, 2018
10.62	Northern Natural Gas Company Amendment to TFX Throughput Service Agreement		Exhibit 99.1 to the registrant's Form 8-K filed with the Commission on August 1, 2018
10.63	Member Corn Oil Marketing Agreement with RPMG, Inc. dated July 17, 2018+		Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on September 11, 2018
10.64	Natural Gas Service Agreement with CenterPoint Energy Resources Corp., d.b.a. CenterPoint Energy Minnesota Gas dated August 10, 2018+		Exhibit 10.2 to the registrant's Form 10-Q filed with the Commission on September 11, 2018
10.65	2019 Executive Bonus Plan	X
14.1	Code of Ethics of Highwater Ethanol, LLC adopted on June 26, 2008.		Exhibit 14.1 to the registrant's Form 10-K filed with the Commission on January 29, 2013.
31.1	Certificate Pursuant to 17 CFR 240.13a-14(a)	X
31.2	Certificate Pursuant to 17 CFR 240.13a-14(a)	X
32.1	Certificate Pursuant to 18 U.S.C. Section 1350	X
32.2	Certificate Pursuant to 18 U.S.C. Section 1350	X
101
The following financial information from Highwater Ethanol, LLC's Annual Report on Form 10-K for the fiscal year ended October 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets as of October 31, 2018 and October 31, 2017, (ii) Statements of Operations for the fiscal years ended October 31, 2018, 2017 and 2016, (iii) Statements of Changes in Members' Equity; (iv) Statements of Cash Flows for the fiscal years ended October 31, 2018, 2017 and 2016, and (v) the Notes to Financial Statements.**

(+)     Confidential Treatment Requested.
(X)    Filed herewith
**     Furnished herewith.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HIGHWATER ETHANOL, LLC

Date:	January 23, 2019	/s/ Brian Kletscher
Brian Kletscher
Chief Executive Officer
(Principal Executive Officer)

Date:	January 23, 2019	/s/ Lucas Schneider
Lucas Schneider
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

.

Date:	January 23, 2019	/s/ David Moldan
David Moldan, Chairman and Governor

Date:	January 23, 2019	/s/ Ronald Jorgenson
Ronald Jorgenson, Vice Chairman and Governor

Date:	January 23, 2019	/s/ David Eis
David Eis, Secretary and Governor

Date:	January 23, 2019	/s/ Mark Pankonin
Mark Pankonin, Treasurer and Governor

Date:	January 23, 2019	/s/ Russell Derickson
Russell Derickson, Governor

Date:	January 23, 2019	/s/ William Garth
William Garth, Governor

Date:	January 23, 2019	/s/ George Goblish
George Goblish, Governor

Date:	January 23, 2019	/s/ Luke Spalj
Luke Spalj, Governor

Date:	January 23, 2019	/s/ Michael Landuyt
Michael Landuyt, Governor