Form 10-Q
period 2019-01-31
HIGHWATER ETHANOL LLC
filed 2019-03-06
CIK 1371451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended January 31, 2019

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
☒ Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
☒ Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act:

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
☐ Yes     ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  As of March 6, 2019 there were 4,810.50 membership units outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HIGHWATER ETHANOL, LLC
Condensed Balance Sheets

ASSETS	January 31, 2019	October 31, 2018
	(Unaudited)
Current Assets
Cash and cash equivalents	$727,058	$430,702
Derivative instruments	708,630	942,885
Accounts receivable	2,982,391	1,316,129
Inventories	8,991,437	8,068,691
Prepaids and other	111,027	91,595
Total current assets	13,520,543	10,850,002

Property and Equipment
Land and land improvements	12,836,332	12,647,512
Buildings	38,818,532	38,818,532
Office equipment	1,151,330	1,151,330
Equipment	76,778,952	76,467,906
Vehicles	100,218	74,094
Construction in progress	325,217	445,455
	130,010,581	129,604,829
Less accumulated depreciation	(66,081,628)	(63,874,604)
Net property and equipment	63,928,953	65,730,225

Other Assets
Investments	2,717,407	2,775,257
Deposits	191,457	191,457
Total other assets	2,908,864	2,966,714

Total Assets	$80,358,360	$79,546,941

LIABILITIES AND MEMBERS' EQUITY	January 31, 2019	October 31, 2018
	(Unaudited)
Current Liabilities
Accounts payable	$4,473,560	$4,149,907
Accrued expenses	1,035,019	1,161,340
Customer Deposits	73,072	—
Current maturities of long-term debt	2,715,436	2,715,436
Total current liabilities	8,297,087	8,026,683

Long-Term Debt	10,483,098	7,222,371

Commitments and Contingencies

Members' Equity
Members' equity, 4,812 units issued and outstanding	61,578,175	64,297,887

Total Liabilities and Members’ Equity	$80,358,360	$79,546,941

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Condensed Unaudited Statements of Operations

	Three Months Ended
	January 31, 2019	January 31, 2018

Revenues	$22,688,410	$22,980,047

Cost of Goods Sold	24,487,297	23,031,743

Gross Loss	(1,798,887)	(51,696)

Operating Expenses	761,331	742,949

Operating Loss	(2,560,218)	(794,645)

Other Income (Expense)
Interest income	742	326
Other income	6,898	10,922
Interest expense	(202,594)	(173,578)
Income from equity method investments	35,460	3,780
Total other income (expense), net	(159,494)	(158,550)

Net Loss	$(2,719,712)	$(953,195)

Weighted Average Units Outstanding	4,812	4,814
Net Loss Per Unit, Basic and Diluted	$(565.19)	$(198.00)
Distributions Per Unit	$—	$345

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Statements of Changes in Members' Equity

Members' Equity

Balance - October 31, 2017	$72,133,969

Net loss for the three-month period ended January 31, 2018	(953,195)

Member distributions	(1,660,658)

Balance - January 31, 2018	69,520,116

Members' Equity

Balance - October 31, 2018	64,297,887

Net loss for the three-month period ended January 31, 2019	(2,719,712)

Balance - January 31, 2019	61,578,175

Notes to Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Condensed Unaudited Statements of Cash Flows

	Three Months Ended
	January 31, 2019	January 31, 2018
Cash Flows from Operating Activities
Net Loss	$(2,719,712)	$(953,195)
Depreciation and amortization	2,217,751	2,148,907
Distributions in excess of earnings from equity method investments	270,018	170,148
Non-cash patronage income	(212,167)	(12,297)
Changes in assets and liabilities
Accounts receivable	(1,666,262)	1,086,395
Inventories	(922,746)	397,955
Derivative instruments	234,255	433,757
Prepaids and other	(19,432)	12,090
Customer deposits	73,072	43,217
Accounts payable	370,921	(199,422)
Accrued expenses	(126,321)	(173,684)
Net cash (used in) provided by operating activities	(2,500,623)	2,953,871

Cash Flows from Investing Activities
Capital expenditures	(453,021)	(319,482)
Net cash used in investing activities	(453,021)	(319,482)

Cash Flows from Financing Activities
Payments on long-term debt	(750,000)	(750,000)
Proceeds from long-term debt	4,000,000	2,000,000
Member distributions	—	(1,660,658)
Net cash (used in) provided by financing activities	3,250,000	(410,658)

Net Increase in Cash and Cash Equivalents	296,356	2,223,731

Cash and Cash equivalents – Beginning of Period	430,702	738,209

Cash and Cash equivalents – End of Period	$727,058	$2,961,940

Supplemental Cash Flow Information
Cash paid for interest	$171,079	$134,643

Supplemental Disclosure of Noncash Financing and Investing Activities
Capital expenditures included in accounts payable	$20,723	$9,800

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
January 31, 2019

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations.  The accompanying balance sheet and related notes as of October 31, 2018 are derived from the audited financial statements as of that date. These condensed financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company’s audited financial statements for the year ended October 31, 2018, contained in the Company’s Form 10-K.

In the opinion of management, the interim condensed financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for fair presentation of the Company's financial position as of January 31, 2019 and the results of operations and cash flows for all periods presented.

Nature of Business

Highwater Ethanol, LLC, (a Minnesota Limited Liability Company) operates a 50 million gallon per year ethanol plant in Lamberton, Minnesota. The Company produces and sells, primarily through third-party professional marketers, fuel ethanol and co-products of the fuel ethanol production process in the continental United States.

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

Revenue Recognition

Effective November 1, 2018, the Company adopted the new guidance required by ASU No. 2014-09 as issued by the FASB, using the modified retrospective approach. ASC Topic 606, Revenue from Contracts with Customers, further detailed the Company’s requirement to recognize revenue of transferred goods or services to customers in an amount which is expected to be received in exchange for those goods or services. Five steps were required as part of the new guidance: 1. Identify the contract 2. Identify the performance obligations 3. Determine the transaction price 4. Allocate the transaction price to the performance obligation 5. Recognize revenue when each performance obligation is satisfied. The adoption of this new guidance did not result in any changes to our revenue recognition.
The Company generally sells ethanol and related products pursuant to marketing agreements. The Company’s products are shipped FOB shipping point. Upon adoption of ASC Topic 606, the Company recognizes revenue when control of goods is transferred, which is consistent with the Company's previous policy where revenues were recognized when the customer has taken title and has assumed the risks and rewards of ownership, prices are fixed or determinable and collectability is reasonably assured. For ethanol sales, control transfers when loaded into the rail car and for distiller’s grains when the loaded rail cars leave the plant facility.
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

The following is a description of principal activities from which we generate revenue. Revenues from contracts with customers are recognized when control of the promised goods or services are transferred to our customers, in an amount that reflects the consideration that we expect to receive in exchange for those goods or services.

HIGHWATER ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
January 31, 2019

•	ethanol sales

•	modified distillers grains sales

•	dried distillers grains sales

•	corn oil sales

Disaggregation of revenue:

All revenue recognized in the income statement is considered to be revenue from contracts with customers. The following table depicts the disaggregation of revenue according to product line for the three months ended January 31, 2019 and 2018:

	2019	2018
Revenue Sources	Amount (Unaudited)	Amount (Unaudited)

Ethanol Sales	$16,949,206	$17,860,058
Modified Distillers Grains Sales	1,157,453	704,658
Dried Distillers Grains Sales	3,850,366	3,612,082
Corn Oil Sales	731,385	803,249
Total Revenues	$22,688,410	$22,980,047

Contract assets and contract liabilities:

The following table provides information about receivables and contract liabilities from contracts with customers:

	January 31, 2019	October 31, 2018*

Accounts receivable	$2,982,391	$1,316,129
Short term contract liabilities	73,072	—

*Derived from audited financial statements

The Company receives payments from customers based upon contractual billing schedules; accounts receivable are recorded when the right to consideration becomes unconditional. Contract liabilities include payments received in advance of performance under the contract, and are realized with the associated revenue recognized under the contract.

Shipping Costs

Shipping costs incurred by the Company in the sale of ethanol, dried distillers grains and corn oil are not specifically identifiable and as a result, revenue from the sale of those products is recorded based on the net selling price reported to the Company from the marketer.

When the Company performs shipping and handling activities after the transfer of control to the customers (e.g., when control transfers prior to delivery), they are considered as fulfillment activities, and accordingly, the costs are accrued for when the related revenue is recognized.

Operating Segment

The Company uses the "management approach" for reporting information about segments in annual and interim financial statements. The management approach is based on the way the chief operating decision-maker organizes segments within a company for making operating decisions and assessing performance. Reportable segments are based on products and services,

HIGHWATER ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
January 31, 2019

geography, legal structure, management structure and any other manner in which management disaggregates a company. Based on the "management approach" model, the Company has determine that its business is comprised of a single operating segment.

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

Fair Value of Financial Instruments

The carrying value of accounts receivable, accounts payable, and other working capital items approximate fair value at January 31, 2019 due to the short maturity nature of these instruments.

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

Equity Method Investments

The Company has a 6% investment interest in an unlisted company, Renewable Products Marketing Group, LLC (RPMG), who markets the Company’s ethanol. The Company also has a 7% ownership interest in Lawrenceville Tank, LLC (LT), which owns and operates a trans load/tank facility near Atlanta, Georgia. These investments are flow-through entities and are being accounted for by the equity method of accounting under which the Company’s share of net income is recognized as income in the Company’s statements of operations and added to the investment account. Distributions or dividends received from the investment are treated as a reduction of the investment account. The Company consistently follows the practice of recognizing the net income from equity method investments based on the most recent reliable data. Therefore, the net income which is reported in the Company's statement of operations for the period ended January 31, 2019 is based on the investee’s results of operations for the period ended December 31, 2018.

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

HIGHWATER ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
January 31, 2019

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

3. INVENTORIES

Inventories consisted of the following at:

	January 31, 2019	October 31, 2018

Raw materials	$4,048,079	$2,339,767
Spare parts and supplies	3,289,847	3,118,195
Work in process	709,934	752,454
Finished goods	943,577	1,858,275
Total	$8,991,437	$8,068,691

The Company recorded a lower of cost or net realizable value write-down on corn inventory of approximately $619,000 and write-down of ethanol inventory of approximately $78,000 at January 31, 2019.

4. DERIVATIVE INSTRUMENTS

As of January 31, 2019, the Company had entered into corn, ethanol and natural gas derivative instruments, which are required to be recorded as either assets or liabilities at fair value in the balance sheet. The Company uses these instruments to manage risks from changes in market rates and prices. Derivatives qualify for treatment as hedges when there is a high correlation between the change in fair value of the derivative instrument and the related change in value of the underlying hedged item. The Company may designate the hedging instruments based upon the exposure being hedged as a fair value hedge or a cash flow hedge. The derivative instruments outstanding at January 31, 2019 are not designated as effective hedges for accounting purposes.

Commodity Contracts

As of January 31, 2019, the Company has open futures and option positions for 2,775,000 bushels of corn. Management expects all open positions outstanding as of January 31, 2019 to be realized within the next twelve months.

The following tables provide details regarding the Company's derivative instruments at January 31, 2019 and October 31, 2018:

Instrument	Balance Sheet location	January 31, 2019	October 31, 2018

Corn, natural gas and ethanol contracts
In gain position		$129,250	$—
In loss position		(1,805,169)	(2,280,280)
Deposits with broker		2,384,549	3,223,165
	Current assets	$708,630	$942,885

HIGHWATER ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
January 31, 2019

The following tables provide details regarding the gains (losses) from the Company's derivative instruments in the statements of operations, none of which are designated as hedging instruments:

	Statement of	Three Months Ended January 31,
	Operations location	2019	2018
Ethanol contracts	Revenues	$(135,797)	$(97,326)
Corn contracts	Cost of goods sold	675,365	497,790
Natural gas contracts	Cost of goods sold	19,806	30,852

5. FAIR VALUE MEASUREMENTS

The following table provides information on those assets (liabilities) measured at fair value on a recurring basis.

	Fair Value as of	Fair Value Measurement Using
	January 31, 2019	Level 1	Level 2	Level 3
Derivative instruments - commodities
In gain position	$129,250	$500	$128,750	$—
In loss position	(1,805,169)	(13,550)	(1,791,619)	—

	Fair Value as of	Fair Value Measurement Using
	October 31, 2018	Level 1	Level 2	Level 3
Derivative instruments - commodities
In gain position	$—	$—	$—	$—
In loss position	(2,280,280)	(37,485)	(2,242,795)	—

The Company determines the fair values of commodities by obtaining the fair value measurements from an independent pricing service based on dealer quotes and live trading levels from the Chicago Board of Trade.

6. DEBT FINANCING

Long-term debt consists of the following at:

	January 31, 2019	October 31, 2018
Variable Rate Term Loan	$5,750,000	$6,500,000

Term Revolving Loan	7,500,000	3,500,000

Total	13,250,000	10,000,000

Less Debt Issuance Costs	(51,466)	(62,193)

Less amounts due within one year	(2,715,436)	(2,715,436)

Net long-term debt	$10,483,098	$7,222,371

Bank Financing

On January 22, 2016, the Company entered into a Second Amended and Restated Credit Agreement with Compeer Financial PCA f/k/a AgStar Financial Services, PCA, as administrative agent for several financial institutions ("Compeer") which amended the Amended and Restated Credit Agreement dated September 22, 2014. The Second Amended and Restated Credit Agreement

HIGHWATER ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
January 31, 2019

decreased the Term Loan to $15,000,000, increased the Term Revolving Loan to $15,000,000 and eliminated the Revolving Line of Credit. Effective April 20, 2018, the Company executed a First Amendment to Second Amended and Restated Credit Agreement with Compeer Financial which increased the availability under the Term Revolving Loan to $20,000,000. In connection therewith, as of the same date, the Company executed a Third Amended and Restated Term Revolving Note and a Third Amended and Restated Mortgage, Security Agreement, Assignment of Leases and Fixture Financing Statement.
Term Loan

The Term Loan is for $15,000,000 with a variable interest rate based on the 30-day LIBOR rate plus 325 basis points with no minimum interest rate. The applicable interest rate at January 31, 2019 was 5.65%. Monthly principal payments are due on the Term Loan of approximately $250,000 plus accrued interest. Payments of all amounts outstanding are due on January 22, 2021. The outstanding balance on this note was $5,750,000 at January 31, 2019. The Company may convert the Term Loan to a fixed rate loan, subject to certain conditions as described in the Second Amended and Restated Credit Agreement and with the consent of Compeer.

Term Revolving Loan

The Term Revolving Loan is for $20,000,000 with a variable interest rate based on the 30-day LIBOR rate plus 325 basis points with no minimum interest rate. The applicable interest rate at January 31, 2019 was 5.65%. . The Term Revolving Loan may be advanced, repaid and re-borrowed during the term. Monthly interest payments are due on the Term Revolving Loan. Payment of all amounts outstanding are due on January 22, 2023. The outstanding balance on this note was $7,500,000 at January 31, 2019. The Company pays interest at a rate of 1.50% on amounts outstanding for letters of credit which also reduce the amount available under the Term Revolving Loan. The Company has no letters of credit outstanding at January 31, 2019. The Company is also required to pay unused commitment fees for the Term Revolving Loan as defined in the Second Amended and Restated Credit Agreement.

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
The estimated maturities of the long-term debt at January 31, 2019 are as follows:

	Principal	Debt Issuance Costs	Total
January 2020	$2,750,000	$(34,564)	$2,715,436
January 2021	3,000,000	(16,902)	2,983,098
January 2022	—	—	—
January 2023	7,500,000	—	7,500,000
Long-term debt	$13,250,000	$(51,466)	$13,198,534

HIGHWATER ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
January 31, 2019

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

The Company has a corn oil marketing agreement with a marketer (RPMG) which became effective November 15, 2018. The agreement provides for an exclusive marketing arrangement with RPMG for the purposes of marketing and distributing our corn oil in exchange for payment of a marketing fee to RPMG. We may immediately terminate the agreement upon written notice to RPMG if: (1) RPMG fails on three separate occasions within a 12-month period to purchase corn oil or market corn oil, as not otherwise excused under the Agreement; or (2) upon RPMG's insolvency. RPMG may immediately terminate the agreement upon written notice if: (A) during any consecutive three (3) months the actual production or inventory of any corn oil product at the plant varies by twenty (20%) or more from the monthly production and inventory estimates provided to RPMG (other than for reasons permitted under the RPMG Agreement); or (B) upon our insolvency.

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

Forward Contracts

At January 31, 2019, the Company had purchase commitments of approximately 9,205,000 bushels of forward fixed basis corn contracts and 1,194,000 bushels of forward fixed price corn contracts totaling approximately $4,242,000. The Company recorded a lower of cost or net realizable value write-down on the forward fixed price contracts of approximately $309,000 at January 31, 2019. These purchase contracts are for various delivery periods through October 2020. At January 31, 2019, the Company had approximately 3,240,000 MMBTUs of forward fixed price natural gas purchase contracts totaling approximately $7,947,000 for various delivery periods through March 2022. In addition, at January 31, 2019, the Company had approximately 192,000 gallons of forward fixed price denaturant purchase contracts totaling approximately $285,000 for various delivery periods through March 2019.

At January 31, 2019, the Company had approximately 6,880 tons of forward fixed price dried distillers grains sales contracts totaling approximately $1,033,000 for various delivery periods through June 2019. At January 31, 2019, the Company had approximately 21,800 tons of forward fixed price modified distillers grains sales contracts totaling approximately $1,482,000 for delivery periods through August 2019. In addition, at January 31, 2019, the Company had approximately 864,000 pounds of forward fixed price corn oil sales contracts totaling approximately $224,000 for delivery periods through February 2019.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three month period ended January 31, 2019, compared to the same period of the prior fiscal year. This discussion should be read in conjunction with the condensed financial statements and notes and the information contained in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2018.

Forward-Looking Statements

This report contains forward-looking statements that involve future events, our future performance and our expected future operations and actions.  In some cases you can identify forward-looking statements by the use of words such as “will,” “may,” “should,” “anticipate,” “believe,” “expect,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties. Many factors could cause actual results to differ materially from those projected in forward-looking statements. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include, but are not limited to:

•	Changes in the availability and price of corn and natural gas;
•	Reduction or elimination of the Renewable Fuel Standard;
•	Volatile commodity and financial markets;
•	Changes in legislation benefiting renewable fuels;
•	Our ability to comply with the financial covenants contained in our credit agreements with our lenders;
•	Our ability to profitably operate the ethanol plant and maintain a positive spread between the selling price of our products and our raw material costs;
•	Results of our hedging activities and other risk management strategies;
•	Ethanol and distillers grains supply exceeding demand and corresponding price reductions;
•	Our ability to generate cash flow to invest in our business and service our debt;
•	Changes in the environmental regulations that apply to our plant operations and changes in our ability to comply with such regulations;
•	Changes in our business strategy, capital improvements or development plans;
•	Changes in plant production capacity or technical difficulties in operating the plant;
•	Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries;
•	Lack of transportation, storage and blending infrastructure preventing ethanol from reaching high demand markets;
•	Changes in federal and/or state laws or policies impacting the ethanol industry;
•	Changes and advances in ethanol production technology and the development of alternative fuels and energy sources and advanced biofuels;
•	Competition from alternative fuel additives;
•	Changes in interest rates and lending conditions;
•	Decreases in the price we receive for our ethanol and distillers grains;
•	Our inability to secure credit or obtain additional equity financing we may require in the future;
•	Our ability to retain key employees and maintain labor relations;
•	Changes in the price of oil and gasoline;
•	Competition from clean power systems using fuel cells, plug-in hybrids and electric cars; and
•	International trade disputes and the imposition of tariffs by foreign governments on our products.

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

Overview

Highwater Ethanol, LLC (“we,” “our,” “Highwater Ethanol” or the “Company”) was formed as a Minnesota limited liability company organized on May 2, 2006, for the purpose of constructing, owning, and operating a 50 million gallon per year ethanol plant near Lamberton, Minnesota. Since August 2009, we have been engaged in the production of ethanol and distillers grains at the plant. We have been operating in excess of our nameplate capacity of 50 million gallons per year and anticipate we will continue to do so in the future. We have submitted an application to the Minnesota Pollution Control Agency to increase the emissions limits in our air permit to allow 70.2 million gallons of production per year. As such, we anticipate that we may increase our production in the future pending approval of our application.

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

On January 3, 2019, we entered into an agreement to terminate our Grain Origination Agreement with CHS dated July 1, 2016 (the "CHS Agreement"). Pursuant to the terms of the CHS Agreement, we purchased all of our grain requirements for the ethanol plant from CHS. We paid CHS the CBOT futures price less the weighted average of the basis prices plus a fixed fee per bushel of grain purchased. The CHS Agreement was for an initial five-year term which was to automatically renew for successive one-year terms unless otherwise terminated in accordance with its terms. The termination of the CHS Agreement became effective as of midnight January 31, 2019 (the "Termination Date"). We are obligated to purchase and pay the per bushel fee on bushels of grain contracted by CHS to be delivered following the Termination Date. In exchange for termination of the CHS Agreement, we agreed not to contract with another entity or company for grain procurement services until after July 26, 2021 and granted CHS a right of first refusal to serve as our procurement agent until July 1, 2021. In addition, the Company and CHS agreed to mutually release one another as of the Termination Date from all claims arising out of or relating to the CHS Agreement.

We expect to fund our operations during the next 12 months using cash flow from our continuing operations and our current credit facilities. However, should we experience unfavorable operating conditions in the ethanol industry that prevent us from profitably operating the ethanol plant, we may need to seek additional funding.

Results of Operations for the Three Months Ended January 31, 2019 and 2018

The following table shows the results of our operations and the approximate percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our unaudited statements of operations for the three months ended January 31, 2019 and 2018:

	2019		2018
Statements of Operations Data	Amount (unaudited)%		Amount (unaudited)%

Revenues	$22,688,410	100.00%	$22,980,047	100.00%
Cost of Goods Sold	24,487,297	107.93%	23,031,743	100.22%
Gross Loss	(1,798,887)	(7.93)%	(51,696)	(0.22)%
Operating Expenses	761,331	3.36%	742,949	3.24%
Operating Loss	(2,560,218)	(11.29)%	(794,645)	(3.46)%
Other Income (Expense), net	(159,494)	(0.70)%	(158,550)	(0.69)%
Net Loss	$(2,719,712)	(11.99)%	$(953,195)	(4.15)%

The following table shows the sources of our revenue for the three months ended January 31, 2019 and 2018:

	2019		2018
Revenue Sources	Amount (Unaudited)%		Amount (Unaudited)%

Ethanol Sales	$16,949,206	74.71%	$17,860,058	77.72%
Modified Distillers Grains Sales	1,157,453	5.10%	704,658	3.07%
Dried Distillers Grains Sales	3,850,366	16.97%	3,612,082	15.72%
Corn Oil Sales	731,385	3.22%	803,249	3.49%
Total Revenues	$22,688,410	100.00%	$22,980,047	100.00%

Revenue
Ethanol
Our total revenues were lower for the three months ended January 31, 2019, as compared to the three months ended January 31, 2018. Revenue from ethanol sales decreased by approximately 5.10% during the three months ended January 31, 2019, as compared to the three months ended January 31, 2018, due primarily to a decrease in the average price per gallon of ethanol sold. The average price per gallon of ethanol sold for the three months ended January 31, 2019 was approximately 5.93% lower than the average price we received for the three months ended January 31, 2018. Ethanol prices were lower for the three months ended January 31, 2019, due to record levels of domestic production. In addition, ethanol prices have been negatively affected by international trade disputes with foreign governments and the institution of a tariff by China on ethanol produced in the United States resulting in decreased export demand from China.
Management anticipates that ethanol prices may remain lower during our 2019 fiscal year unless demand from other foreign markets can be increased. The EPA's continued use of small refinery exemption could also have a negative impact on ethanol prices. However, a positive outcome of trade talks between the United States and China could lead to an increase in ethanol demand from China and higher ethanol prices. In addition, approval of the year-round sale of E15, an increase in demand due to seasonal driving demand and a reduction in supply as ethanol plants cut back on production may all contribute to higher ethanol prices.
The number of gallons of ethanol sold during the three months ended January 31, 2019 were approximately the same as the number of gallons of ethanol sold for the three months ended January 31, 2018. Management anticipates that the amount of ethanol produced for the three months ended January 31, 2019, will remain relatively consistent in the future until we receive our updated air permit which we applied for in order to allow an increase in gallons produced to approximately 70.2 million gallons of denatured ethanol per 12-month rolling average.

We had losses related to ethanol based derivative instruments of approximately $136,000 and $97,000 for the three months ended January 31, 2019 and 2018, respectively.

Distillers Grains

Revenue from distillers grains sales increased by approximately 16.0% during the three months ended January 31, 2019, as compared to the three months ended January 31, 2018. This is primarily a result of higher dried and modified distillers grains prices for the three months ended January 31, 2019, as compared to the three months ended January 31, 2018. For the three months ended January 31, 2019, the average price per ton of dried distillers grains sold was approximately 13.88% higher than the average price we received during the three months ended January 31, 2018, due to price increases in the protein market that correlate to the price of soybean meal. For the three months ended January 31, 2019, the average price per ton of modified distillers grains sold was approximately 14.49% higher than during the three months ended January 31, 2018, due to increased demand and reduced production in our local area.

Distillers grains prices typically change in proportion to corn prices and availability of corn. Domestic demand for distillers grains could decrease if corn prices decline and end-users switch to lower priced alternatives. Changes in foreign demand also impact distillers grains prices. The imposition by China of anti-dumping and anti-subsidy duties on distillers grains produced in the U.S. have had a negative effect on export demand from China resulting in lower distillers grains prices. In addition, trade actions by the Trump administration and foreign governments have created additional uncertainty as to future agricultural export demand from China and other countries. However, a positive outcome of trade talks between the United States and China could lead to an increase in distillers grains demand from China.

The tons of dried distillers grains sold decreased by approximately 9.60% during the three months ended January 31, 2019, as compared to the three months ended January 31, 2018. The tons of modified distillers grains sold during the three months ended January 31, 2019, increased by approximately 43.45% as compared to the three months ended January 31, 2018. The overall tons of distillers grains produced increased due to the increase in modified distillers grain production which has a higher moisture content. Management anticipates that the overall amount of distillers grains produced for the three months ended January 31, 2019, will remain relatively consistent in the future until we receive our updated air permit which we anticipate will allow us to increase our gallons of ethanol produced and which would also increase our distillers grains production.

Corn Oil

Revenue from corn oil sales decreased by approximately 8.90% during the three months ended January 31, 2019, as compared to the three months ended January 31, 2018. This is primarily the result of decreased corn oil sales during the three months ended January 31, 2019, as compared to the three months ended January 31, 2018. The pounds of corn oil sold during the three months ended January 31, 2019, decreased by approximately 18.07% as compared to the the three months ended January 31, 2018 due to our corn oil extraction equipment running less efficiently. Management anticipates that the amount of corn oil produced will remain relatively consistent in the future with the amounts produced for the three months ended January 31, 2019, until we receive our updated air permit which we anticipate will allow us to increase our gallons of ethanol produced and which would also increase our corn oil production.

For the three months ended January 31, 2019, the average price per pound of corn oil we received was approximately 8.70% higher than during the three months ended January 31, 2018, due to increased demand from the corn oil feed market. Management anticipates that corn oil prices in the future will be affected by changes in corn and energy prices and the status of the biodiesel blenders' tax credit.

Cost of Goods Sold

Our two largest costs of production are corn (59.5% of cost of goods sold for the three months ended January 31, 2019) and natural gas (5.9% of cost of goods sold for the three months ended January 31, 2019). Our total cost of goods sold was approximately 6.3% more during the three months ended January 31, 2019, as compared to the three months ended January 31, 2018, due to higher corn costs.

Corn

Our average price per bushel of corn for the three months ended January 31, 2019 increased by approximately 2.76% per bushel, as compared to the three months ended January 31, 2018, due to increased market value for corn.

Management expects there to be an adequate corn supply available in our area to operate the ethanol plant. However, corn prices have been volatile and are likely to remain so in the future depending on weather conditions, supply and demand, stocks and other factors and could significantly impact our costs of production.

We used approximately 5.70% less bushels of corn in the three months ended January 31, 2019, as compared to the three months ended January 31, 2018, due to improved efficiencies in production.

At January 31, 2019, we have approximately 9,205,000 bushels of forward fixed basis corn purchase contracts and 1,194,000 bushels of forward fixed price corn contracts valued at approximately $4,242,000 for various delivery periods through October 2020. We had gains related to corn derivative instruments of approximately $675,000 and $498,000 for the three months ended January 31, 2019 and 2018, respectively.

Natural Gas

Our average price per MMBTU of natural gas was approximately 2.63% lower for the three months ended January 31, 2019, as compared to the three months ended January 31, 2018. Natural gas prices were lower due to an increase in natural gas production and our locking in prices for the majority of our natural gas requirements at favorable prices. Management anticipates that natural gas prices will continue at their current levels unless the natural gas industry experiences production problems or if there are large increases in natural gas demand.

For the three months ended January 31, 2019, we purchased approximately 10.10% less natural gas as compared to the three months ended January 31, 2018. This decrease in natural gas usage is primarily due to a decrease in dried distillers grains production in favor of an increase in modified distillers grains produced.

At January 31, 2019, we have approximately 3,240,000 MMBTUs of forward natural gas sales contracts valued at approximately $7,947,000 for various delivery periods through March 2022. For the three months ended January 31, 2019 and 2018, we had gains related to natural gas derivative instruments of approximately $20,000 and $31,000, respectively.

Operating Expense

We had operating expenses for the three months ended January 31, 2019 of $761,331, as compared to operating expenses of $742,949 for the three months ended January 31, 2018. Management attributes this increase in operating expenses primarily to an increase in licenses and permits for the three months ended January 31, 2019, as compared to the three months ended January 31, 2018. Management continues to pursue strategies to optimize efficiencies and maximize production. These efforts may result in a decrease in our operating expenses on a per gallon basis. However, because these expenses do not vary with the level of production at the plant, we expect our operating expenses to remain relatively steady.

Operating Loss

We had a loss from operations for the three months ended January 31, 2019 of $2,560,218, which is approximately (11.29%) of our revenues, compared to a loss of $794,645, which was approximately (3.46)% of our revenues, for the three months ended January 31, 2018. This decrease in our operating income is primarily due to an increase in the price we paid for corn relative to the price received for our ethanol.

Other Income (Expense)

We had total other expense for the three months ended January 31, 2019 of $159,494, as compared to total other expense of $158,550 for the three months ended January 31, 2018. Our other expense for the three months ended January 31, 2019, consisted primarily of interest expense offset by income from investments. This increase in other expense is primarily due to an increase in interest rates which in turn led to an increase in interest expense.

Changes in Financial Condition for the Three Months Ended January 31, 2019

The following table highlights the changes in our financial condition as of January 31, 2019 from our previous fiscal year ended October 31, 2018:

	January 31, 2019	October 31, 2018
Current Assets	$13,520,543	$10,850,002
Current Liabilities	8,297,087	8,026,683
Long-Term Debt	10,483,098	7,222,371

Current Assets

The increase in current assets is primarily the result of increases in accounts receivable, inventories and cash and cash equivalents which were offset partially by a decrease in derivative instruments at January 31, 2019, as compared to October 31, 2018.

Current Liabilities

The increase in current liabilities is due primarily to increases in accounts payable which was offset partially by a decrease in accrued expenses at January 31, 2019, as compared to October 31, 2018.

Long-Term Debt

Long-term debt increased at January 31, 2019, as compared to October 31, 2018, primarily due to increased borrowings on the Term Revolving Loan.

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

The following table shows cash flows for the three month ended January 31, 2019 and 2018:

	2019	2018
	(unaudited)	(unaudited)
Net cash (used in) provided by operating activities	$(2,500,623)	$2,953,871
Net cash used in investing activities	(453,021)	(319,482)
Net cash (used in) provided by financing activities	3,250,000	(410,658)

Cash Flow From Operations

We experienced cash used in operating activities for the three months ended January 31, 2019, as compared to cash provided by operating activities the same period in 2018. This decrease was primarily due to a higher net loss for the three months ended January 31, 2019, as compared to the same period in 2018 and increased accounts receivable and inventory balances.

Cash Flow From Investing Activities

We used more cash in investing activities for the three month period ended January 31, 2019, as compared to the same period in 2018. This change was due to an increase in capital expenditures during the three month ended January 31, 2019.

Cash Flow From Financing Activities

We had cash provided by financing activities during the three month ended January 31, 2019, as compared to cash used in financing activities for the same period in 2018. This increase in cash was the result of increased borrowings on long-term debt and decreased distributions to our members during the three months ended January 31, 2019, as compared to the same period in 2018.

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

Term Loan

The Term Loan is for $15,000,000 with a variable interest rate based on the 30-day LIBOR rate plus 325 basis points with no minimum interest rate. The applicable interest rate at January 31, 2019 was 5.65%. Monthly principal payments are due on the Term Loan of approximately $250,000 plus accrued interest. Payments of all amounts outstanding are due on January 22, 2021. The outstanding balance on this note was $5,750,000 at January 31, 2019. We may convert the Term Loan to a fixed rate loan, subject to certain conditions as described in the Second Amended and Restated Credit Agreement and with the consent of Compeer.

Term Revolving Loan

The Term Revolving Loan is for up to $20,000,000 with a variable interest rate based on the 30-day LIBOR rate plus 325 basis points with no minimum interest rate. The applicable interest rate at January 31, 2019 was 5.65%. The Term Revolving Loan may be advanced, repaid and re-borrowed during the term. Monthly interest payments are due on the Term Revolving Loan with payment of all amounts outstanding due on January 22, 2023. The outstanding balance on this note was $7,500,000 at January 31, 2019. We pay interest at a rate of 1.50% on amounts outstanding for letters of credit which also reduce the amount available under the Term Revolving Loan. We had no letters of credit outstanding at January 31, 2019. We are also required to pay unused commitment fees for the Term Revolving Loan as defined in the Second Amended and Restated Credit Agreement.

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

Capital Expenditures
We do not currently anticipate making significant capital expenditures during our 2019 fiscal year.
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

We have entered into ethanol, corn and natural gas derivatives in order to protect cash flows from fluctuations caused by volatility in commodity prices. In practice, as markets move, we actively attempt to manage our risk and adjust hedging strategies as appropriate. We do not use hedge accounting which would match the gain or loss on our hedge positions to the specific commodity contracts being hedged. Instead, we use fair value accounting for our hedge positions, which means that as the current market price of our hedge position changes, the gains and losses are immediately recognized in our statement of operations. The immediate recognition of hedging gains and losses under fair value accounting can cause net income (loss) to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged.

As of January 31, 2019, the fair values of our commodity-based derivative instruments are a net liability of approximately $1,676,000. As the prices of the hedged commodity moves in reaction to market trends and information, our statement of operations will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to protect the Company over the term of the contracts for the hedged amounts.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from our Term Loan and our Term Revolving Loan, each bearing a variable interest rate.  As of January 31, 2019, we had $5,750,000 outstanding on the Term Loan and $7,500,000 outstanding on the Term Revolving Loan. Interest will accrue at the 30-day LIBOR rate plus 325 basis points. The applicable interest rate on these loans at January 31, 2019 was 5.65%. If we were to experience a 10% adverse change in the applicable interest rate, the annual effect such change would have on our income statement, based on the amount we had outstanding on our Term Loan and Term Revolving Loan at January 31, 2019, would be approximately $75,000.

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

As of January 31, 2019, the fair values of our commodity-based derivative instruments are a net liability of approximately $1,676,000. As the prices of the hedged commodity moves in reaction to market trends and information, our statement of operations will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to protect the Company over the term of the contracts for the hedged amounts.

In the ordinary course of business, we enter into forward contracts for our commodity purchases. At January 31, 2019, we have approximately 9,205,000 bushels of forward fixed basis corn purchase contracts and 1,194,000 bushels of forward fixed price corn purchase contracts valued at approximately $4,242,000. These purchase contracts are for various delivery periods through October 2020. At January 31, 2019, we have approximately 3,240,000 MMBTUs of forward natural gas fixed price purchase contracts valued at approximately $7,947,000 for delivery periods through March 2022. In addition, at January 31, 2019, we have approximately 192,000 gallons of forward fixed price denaturant purchase contracts valued at approximately $285,000 for delivery periods through March 2019.

In the ordinary course of business, we enter into forward contracts for our commodity sales. At January 31, 2019, we have approximately 6,880 tons of forward fixed price dried distillers grains sales contracts valued at approximately $1,033,000 for delivery periods through June 2019. At January 31, 2019, we have approximately 21,800 tons of forward fixed price modified distillers grains sales contracts valued at approximately $1,482,000 for delivery periods through August 2019. In addition, at January 31, 2019, we have approximately 864,000 pounds of forward fixed price corn oil sales contracts valued at approximately $224,000 for delivery periods through February 2019.
At January 31, 2019, we have open futures and options positions for the sale of 2,775,000 bushels of corn. These derivatives have not been designated as effective hedges for accounting purposes and are forecasted to settle within the next twelve months. We recorded gains due to changes in the fair value of our outstanding corn derivative positions for the three months ended January 31, 2019 and 2018 of approximately $675,000 and $498,000, respectively. For the three months ended January 31, 2019, we recorded losses due to changes in the fair value of our outstanding ethanol derivative positions of approximately $136,000 and $97,000, respectively. For the three months ended January 31, 2019 and 2018, we recorded gains due to the change in fair value of our outstanding natural gas derivative positions of approximately $20,000 and $31,000, respectively.

As commodity prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to produce long-term positive growth for us.

A sensitivity analysis has been prepared to estimate our exposure to ethanol, distillers grains, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas prices and average ethanol and distillers grains prices as of January 31, 2019 net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from January 31, 2019. The results of this analysis, which may differ from actual results, are approximately as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price as of January 31, 2019	Approximate Adverse Change to Income
Natural Gas	1,499,390	MMBTU	10%	$599,756
Ethanol	59,500,000	Gallons	10%	$6,545,000
Corn	20,376,712	Bushels	10%	$6,072,260
DDGs	141,312	Tons	10%	$2,104,576

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

Our management, including our Chief Executive Officer (the principal executive officer), Brian Kletscher, along with our Chief Financial Officer (the principal financial officer), Lucas Schneider, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of January 31, 2019.  Based on this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended January 31, 2019, which were identified in connection with management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
101
The following financial information from Highwater Ethanol, LLC's Quarterly Report on Form 10-Q for the quarter ended January 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets as of January 31, 2019 and October 31, 2018, (ii) Condensed Statements of Operations for the three months ended January 31, 2019 and 2018, (iii) Statements of Cash Flows for the three months ended January 31, 2019 and 2018, (iv) the Notes to Condensed Financial Statements and (v) Condensed Statements of Changes in Members' Equity for the three months ended January 31, 2019 and 2018.**

(+) Confidential Treatment Requested.
* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HIGHWATER ETHANOL, LLC

Date:	March 6, 2019	/s/ Brian Kletscher
Brian Kletscher
Chief Executive Officer
(Principal Executive Officer)

Date:	March 6, 2019	/s/ Lucas Schneider
Lucas Schneider
Chief Financial Officer
(Principal Financial and Accounting Officer)