Form 10-Q
period 2019-04-30
HIGHWATER ETHANOL LLC
filed 2019-06-07
CIK 1371451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended April 30, 2019

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
☐ Yes     ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  As of June 7, 2019 there were 4,808 membership units outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HIGHWATER ETHANOL, LLC
Condensed Balance Sheets

ASSETS	April 30, 2019	October 31, 2018
	(Unaudited)
Current Assets
Cash and cash equivalents	$1,267,388	$430,702
Derivative instruments	513,804	942,885
Accounts receivable	2,554,011	1,316,129
Inventories	7,285,222	8,068,691
Prepaids and other	219,628	91,595
Total current assets	11,840,053	10,850,002

Property and Equipment
Land and land improvements	12,836,332	12,647,512
Buildings	38,818,532	38,818,532
Office equipment	1,151,330	1,151,330
Equipment	77,137,079	76,467,906
Vehicles	123,779	74,094
Construction in progress	308,100	445,455
	130,375,152	129,604,829
Less accumulated depreciation	(68,297,669)	(63,874,604)
Net property and equipment	62,077,483	65,730,225

Other Assets
Investments	2,729,189	2,775,257
Deposits	191,457	191,457
Total other assets	2,920,646	2,966,714

Total Assets	$76,838,182	$79,546,941

LIABILITIES AND MEMBERS' EQUITY	April 30, 2019	October 31, 2018
	(Unaudited)
Current Liabilities
Accounts payable	$3,486,281	$4,149,907
Accrued expenses	1,913,677	1,161,340
Customer Deposits	13,265	—
Current maturities of long-term debt	2,722,587	2,715,436
Total current liabilities	8,135,810	8,026,683

Long-Term Debt	9,735,698	7,222,371

Commitments and Contingencies	—	—

Members' Equity
Members' equity, 4,808 and 4,812 units issued and outstanding	58,966,674	64,297,887

Total Liabilities and Members’ Equity	$76,838,182	$79,546,941

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Condensed Unaudited Statements of Operations

	Three Months Ended		Six Months Ended
	April 30, 2019	April 30, 2018	April 30, 2019	April 30, 2018

Revenues	$22,939,711	$24,262,577	$45,628,121	$47,242,624

Cost of Goods Sold	24,556,335	21,979,252	49,043,632	45,010,995

Gross Profit (Loss)	(1,616,624)	2,283,325	(3,415,511)	2,231,629

Operating Expenses	811,557	790,744	1,572,888	1,533,693

Operating Profit (Loss)	(2,428,181)	1,492,581	(4,988,399)	697,936

Other Income (Expense)
Interest income	2,539	369	3,281	695
Other income	46,019	14,987	52,917	25,909
Interest expense	(213,570)	(182,850)	(416,164)	(356,428)
Income from equity method investments	13,692	10,395	49,152	14,175
Total other income (expense), net	(151,320)	(157,099)	(310,814)	(315,649)

Net Income (Loss)	$(2,579,501)	$1,335,482	$(5,299,213)	$382,287

Weighted Average Units Outstanding	4,810	4,814	4,811	4,814
Net Income (Loss) Per Unit, Basic and Diluted	$(536.28)	$277.42	$(1,101.48)	$79.41
Distributions Per Unit	$—	$—	$—	$345

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Statements of Changes in Members' Equity

Members' Equity

Balance - October 31, 2017	$72,133,969

Net loss for the three-month period ended January 31, 2018	(953,195)

Member distributions	(1,660,658)

Balance - January 31, 2018	69,520,116

Net income for the three-month period ended April 30, 2018	1,335,482

Member distributions	—

Balance April 30, 2018	$70,855,598

Members' Equity

Balance - October 31, 2018	$64,297,887

Net loss for the three-month period ended January 31, 2019	(2,719,712)

Member distributions	—

Balance - January 31, 2019	61,578,175

Net loss for the three-month period ended April 30, 2019	(2,579,501)

Member unit repurchase, 4 units	(32,000)

Balance - April 30, 2019	58,966,674

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Condensed Unaudited Statements of Cash Flows

	Six Months Ended
	April 30, 2019	April 30, 2018
Cash Flows from Operating Activities
Net Income (Loss)	$(5,299,213)	$382,287
Depreciation and amortization	4,443,543	4,288,317
Distributions in excess of earnings from equity method investments	270,532	350,475
Non-cash patronage income	(224,464)	(114,194)
Changes in assets and liabilities
Accounts receivable	(1,237,882)	(275,644)
Inventories	783,469	80,967
Derivative instruments	429,082	57,344
Prepaids and other	(128,033)	(26,142)
Customer deposits	13,265	7,566
Accounts payable	(623,195)	(614,400)
Accrued expenses	752,336	(59,644)
Net cash (used in) provided by operating activities	(820,560)	4,076,932

Cash Flows from Investing Activities
Capital expenditures	(810,754)	(574,380)
Net cash used in investing activities	(810,754)	(574,380)

Cash Flows from Financing Activities
Payments on long-term debt	(1,500,000)	(1,500,000)
Proceeds from long-term debt	4,000,000	1,000,000
Member unit repurchase	(32,000)	—
Member distributions	—	(1,660,658)
Net cash (used in) provided by financing activities	2,468,000	(2,160,658)

Net Increase in Cash and Cash Equivalents	836,686	1,341,894

Cash and Cash equivalents – Beginning of Period	430,702	738,209

Cash and Cash equivalents – End of Period	$1,267,388	$2,080,103

Supplemental Cash Flow Information
Cash paid for interest	$356,260	$289,807

Supplemental Disclosure of Noncash Financing and Investing Activities
Capital expenditures included in accounts payable	$27,559	$58,739

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
April 30, 2019

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

In the opinion of management, the interim condensed financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for fair presentation of the Company's financial position as of April 30, 2019 and the results of operations and cash flows for all periods presented.

Nature of Business

Highwater Ethanol, LLC, (a Minnesota Limited Liability Company) operates a 59.5 million gallon per year ethanol plant in Lamberton, Minnesota. The Company produces and sells, primarily through third-party professional marketers, fuel ethanol and co-products of the fuel ethanol production process in the continental United States.

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

Revenue Recognition

Effective November 1, 2018, the Company adopted the new guidance required by ASU No. 2014-09 as issued by the FASB, using the modified retrospective approach. ASC Topic 606, Revenue from Contracts with Customers, further details the Company’s requirement to recognize revenue of transferred goods or services to customers in an amount which is expected to be received in exchange for those goods or services. Five steps were required as part of the new guidance: 1. Identify the contract 2. Identify the performance obligations 3. Determine the transaction price 4. Allocate the transaction price to the performance obligation 5. Recognize revenue when each performance obligation is satisfied. The adoption of this new guidance did not result in any material changes to our revenue recognition.
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
April 30, 2019

•	ethanol sales

•	modified distillers grains sales

•	dried distillers grains sales

•	corn oil sales

Disaggregation of revenue:

All revenue recognized in the income statement is considered to be revenue from contracts with customers. The following table depicts the disaggregation of revenue according to product line for the three and six months ended April 30, 2019 and 2018:

	Three Months Ended April 30, 2019	Three Months Ended April 30, 2018	Six Months Ended April 30, 2019	Six Months Ended April 20, 2018
Revenue Sources	Amount (Unaudited)	Amount (Unaudited)	Amount (Unaudited)	Amount (Unaudited)

Ethanol Sales	$17,333,479	$18,737,309	$34,282,684	$36,597,367
Modified Distillers Grains Sales	953,103	1,048,830	2,110,556	1,753,488
Dried Distillers Grains Sales	4,000,185	3,891,497	7,850,551	7,503,579
Corn Oil Sales	652,944	584,941	1,384,330	1,388,190
Total Revenues	$22,939,711	$24,262,577	$45,628,121	$47,242,624

Contract assets and contract liabilities:

The following table provides information about receivables and contract liabilities from contracts with customers:

	April 30, 2019	October 31, 2018*

Accounts receivable	$2,554,011	$1,316,129
Short term contract liabilities	13,265	—

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

When the Company performs shipping and handling activities after the transfer of control to the customers (e.g., when control transfers prior to delivery), they are considered fulfillment activities, and accordingly, the costs are accrued for when the related revenue is recognized.

Operating Segment

The Company uses the "management approach" for reporting information about segments in annual and interim financial statements. The management approach is based on the way the chief operating decision-maker organizes segments within a company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure and any other manner in which management disaggregates a company. Based on the "management approach" model, the Company has determine that its business is comprised of a single operating segment.

HIGHWATER ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
April 30, 2019

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

Fair Value of Financial Instruments

The carrying value of accounts receivable, accounts payable, and other working capital items approximate fair value at April 30, 2019 due to the short maturity nature of these instruments.

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

Investments

The Company has a 6% investment interest in an unlisted company, Renewable Products Marketing Group, LLC (RPMG), who markets the Company’s ethanol. The Company also has a 7% ownership interest in Lawrenceville Tank, LLC (LT), which owns and operates a trans load/tank facility near Atlanta, Georgia. These investments are flow-through entities and are being accounted for by the equity method of accounting under which the Company’s share of net income is recognized as income in the Company’s statements of operations and added to the investment account. Distributions or dividends received from the investment are treated as a reduction of the investment account. The Company consistently follows the practice of recognizing the net income from equity method investments based on the most recent reliable data. Therefore, the net income which is reported in the Company's statement of operations for the period ended April 30, 2019 is based on the investee’s results of operations for the period ended March 31, 2019.

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

HIGHWATER ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
April 30, 2019

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

3. INVENTORIES

Inventories consisted of the following at:

	April 30, 2019	October 31, 2018

Raw materials	$1,211,002	$2,339,767
Spare parts and supplies	3,593,560	3,118,195
Work in process	762,102	752,454
Finished goods	1,718,558	1,858,275
Total	$7,285,222	$8,068,691

The Company recorded a lower of cost or net realizable value write-down on corn inventory of approximately $76,000 and write-down of ethanol inventory of approximately $166,000 at April 30, 2019.

4. DERIVATIVE INSTRUMENTS

As of April 30, 2019, the Company had entered into corn, ethanol and natural gas derivative instruments, which are required to be recorded as either assets or liabilities at fair value in the balance sheet. The Company uses these instruments to manage risks from changes in market rates and prices. Derivatives qualify for treatment as hedges when there is a high correlation between the change in fair value of the derivative instrument and the related change in value of the underlying hedged item. The Company may designate the hedging instruments based upon the exposure being hedged as a fair value hedge or a cash flow hedge. The derivative instruments outstanding at April 30, 2019 are not designated as effective hedges for accounting purposes.

Commodity Contracts

As of April 30, 2019, the Company has open futures and option positions for 1,150,000 bushels of corn and 420,000 gallons of ethanol. Management expects all open positions outstanding as of April 30, 2019 to be realized within the next twelve months.

The following tables provide details regarding the Company's derivative instruments at April 30, 2019 and October 31, 2018:

Instrument	Balance Sheet location	April 30, 2019	October 31, 2018

Corn, natural gas and ethanol contracts
In gain position		$259,000	$—
In loss position		(1,324,235)	(2,280,280)
Deposits with broker		1,579,039	3,223,165
	Current assets	$513,804	$942,885

HIGHWATER ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
April 30, 2019

The following tables provide details regarding the gains (losses) from the Company's derivative instruments in the statements of operations, none of which are designated as hedging instruments:

	Statement of	Three Months Ended April 30,
	Operations location	2019	2018
Ethanol contracts	Revenues	$40,738	$61,138
Corn contracts	Cost of goods sold	(767,484)	1,160,553
Natural gas contracts	Cost of goods sold	—	4,480

	Statement of	Six Months Ended April 30,
	Operations location	2019	2018
Ethanol contracts	Revenues	$(95,059)	$(36,188)
Corn contracts	Cost of goods sold	(92,119)	1,658,343
Natural gas contracts	Cost of goods sold	19,806	35,332

5. FAIR VALUE MEASUREMENTS

The following table provides information on those assets (liabilities) measured at fair value on a recurring basis.

	Fair Value as of	Fair Value Measurement Using
	April 30, 2019	Level 1	Level 2	Level 3
Derivative instruments - commodities
In gain position	$259,000	$15,250	$243,750	$—
In loss position	(1,324,235)	(2,037)	(1,322,198)	—

	Fair Value as of	Fair Value Measurement Using
	October 31, 2018	Level 1	Level 2	Level 3
Derivative instruments - commodities
In gain position	$—	$—	$—	$—
In loss position	(2,280,280)	(37,485)	(2,242,795)	—

The Company determines the fair values of commodities by obtaining the fair value measurements from an independent pricing service based on dealer quotes and live trading levels from the Chicago Board of Trade.

6. DEBT FINANCING

Long-term debt consists of the following at:

	April 30, 2019	October 31, 2018
Variable Rate Term Loan	$5,000,000	$6,500,000

Term Revolving Loan	7,500,000	3,500,000

Total	12,500,000	10,000,000

Less Debt Issuance Costs	(41,715)	(62,193)

Less amounts due within one year	(2,722,587)	(2,715,436)

Net long-term debt	$9,735,698	$7,222,371

HIGHWATER ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
April 30, 2019

Bank Financing

On January 22, 2016, the Company entered into a Second Amended and Restated Credit Agreement with Compeer Financial PCA f/k/a AgStar Financial Services, PCA, as administrative agent for several financial institutions ("Compeer") which amended the Amended and Restated Credit Agreement dated September 22, 2014. The Second Amended and Restated Credit Agreement decreased the Term Loan to $15,000,000, increased the Term Revolving Loan to $15,000,000 and eliminated the Revolving Line of Credit. Effective April 20, 2018, the Company executed a First Amendment to the Second Amended and Restated Credit Agreement with Compeer Financial which increased the availability under the Term Revolving Loan to $20,000,000. In connection therewith, as of the same date, the Company executed a Third Amended and Restated Term Revolving Note and a Third Amended and Restated Mortgage, Security Agreement, Assignment of Leases and Fixture Financing Statement.
Term Loan

The Term Loan is for $15,000,000 with a variable interest rate based on the 30-day LIBOR rate plus 325 basis points with no minimum interest rate. The applicable interest rate at April 30, 2019 was 5.74%. Monthly principal payments are due on the Term Loan of approximately $250,000 plus accrued interest. Payments of all amounts outstanding are due on January 22, 2021. The outstanding balance on this note was $5,000,000 at April 30, 2019. The Company may convert the Term Loan to a fixed rate loan, subject to certain conditions as described in the Second Amended and Restated Credit Agreement and with the consent of Compeer.

Term Revolving Loan

The Term Revolving Loan is for $20,000,000 with a variable interest rate based on the 30-day LIBOR rate plus 325 basis points with no minimum interest rate. The applicable interest rate at April 30, 2019 was 5.74%. The Term Revolving Loan may be advanced, repaid and re-borrowed during the term. Monthly interest payments are due on the Term Revolving Loan. Payment of all amounts outstanding are due on January 22, 2023. The outstanding balance on this note was $7,500,000 at April 30, 2019. The Company pays interest at a rate of 1.50% on amounts outstanding for letters of credit which also reduce the amount available under the Term Revolving Loan. The Company has no letters of credit outstanding at April 30, 2019. The Company is also required to pay unused commitment fees for the Term Revolving Loan as defined in the Second Amended and Restated Credit Agreement.

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
The Company is limited to annual capital expenditures of $5,000,000 without prior approval, incurring additional debt over certain amounts without prior approval, and making additional investments as described in the Second Amended and Restated Credit Agreement without prior approval of Compeer. The Company is allowed to make cash distributions to members as frequently as monthly in an amount equal to 75% of net income if working capital is greater than or equal to $8,250,000, or 100% of net income if working capital is greater than or equal to $11,000,000, or an unlimited amount if working capital is greater than or equal to $11,000,000 and the outstanding balance on the Term Loan is $0.

HIGHWATER ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
April 30, 2019

The estimated maturities of the long-term debt at April 30, 2019 are as follows:

	Principal	Debt Issuance Costs	Total
April 2020	$2,750,000	$(27,413)	$2,722,587
April 2021	2,250,000	(14,302)	2,235,698
April 2022	—	—	—
April 2023	7,500,000	—	7,500,000
Long-term debt	$12,500,000	$(41,715)	$12,458,285

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

Forward Contracts

At April 30, 2019, the Company had purchase commitments of approximately 2,865,000 bushels of forward fixed basis corn contracts and 4,442,000 bushels of forward fixed price corn contracts totaling approximately $15,247,000. The Company recorded a lower of cost or net realizable value write-down on the forward fixed price contracts of approximately $753,000 at April 30, 2019. These purchase contracts are for various delivery periods through November 2020. At April 30, 2019, the Company had approximately 3,643,000 MMBTUs of forward fixed price natural gas purchase contracts totaling approximately $8,987,000 for various delivery periods through March 2022. In addition, at April 30, 2019, the Company had approximately 772,800 gallons of forward fixed price denaturant purchase contracts totaling approximately $1,043,000 for various delivery periods through December 2019.

At April 30, 2019, the Company had approximately 5,680 tons of forward fixed price dried distillers grains sales contracts totaling approximately $776,000 for various delivery periods through June 2019. At April 30, 2019, the Company had approximately 11,300 tons of forward fixed price modified distillers grains sales contracts totaling approximately $768,000 for delivery periods through August 2019. In addition, at April 30, 2019, the Company had approximately 580,000 pounds of forward fixed price corn oil sales contracts totaling approximately $143,000 for delivery periods through May 2019.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three and six month periods ended April 30, 2019, compared to the same period of the prior fiscal year. This discussion should be read in conjunction with the condensed financial statements and notes and the information contained in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2018.

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

Results of Operations for the Three Months Ended April 30, 2019 and 2018

The following table shows the results of our operations and the approximate percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our unaudited statements of operations for the three months ended April 30, 2019 and 2018:

	2019		2018
Statements of Operations Data	Amount (unaudited)%		Amount (unaudited)%

Revenues	$22,939,711	100.00%	$24,262,577	100.00%
Cost of Goods Sold	24,556,335	107.05%	21,979,252	90.59%
Gross Profit (Loss)	(1,616,624)	(7.05)%	2,283,325	9.41%
Operating Expenses	811,557	3.54%	790,744	3.26%
Operating Profit (Loss)	(2,428,181)	(11.29)%	1,492,581	6.15%
Other Income (Expense), net	(151,320)	(0.66)%	(157,099)	(0.65)%
Net Income (Loss)	$(2,579,501)	(11.24)%	$1,335,482	5.50%

The following table shows the sources of our revenue for the three months ended April 30, 2019 and 2018:

	2019		2018
Revenue Sources	Amount (Unaudited)%		Amount (Unaudited)%

Ethanol Sales	$17,333,479	75.56%	$18,737,309	77.23%
Modified Distillers Grains Sales	953,103	4.15%	1,048,830	4.32%
Dried Distillers Grains Sales	4,000,185	17.44%	3,891,497	16.04%
Corn Oil Sales	652,944	2.85%	584,941	2.41%
Total Revenues	$22,939,711	100.00%	$24,262,577	100.00%

Revenue
Ethanol
Our total revenues were lower for the three months ended April 30, 2019, as compared to the three months ended April 30, 2018. Revenue from ethanol sales decreased by approximately 7.50% during the three months ended April 30, 2019, as compared to the three months ended April 30, 2018, due primarily to a decrease in the average price per gallon of ethanol sold. The average price per gallon of ethanol sold for the three months ended April 30, 2019 was approximately 7.63% lower than the average price we received for the three months ended April 30, 2018. Ethanol prices were lower for the three months ended April 30, 2019, due to record levels of domestic production. In addition, ethanol prices have been negatively affected by international trade disputes with foreign governments and the institution of a tariff by China on ethanol produced in the United States resulting in decreased export demand from China.
Management anticipates that ethanol prices may remain lower during our 2019 fiscal year unless demand from other foreign markets can be increased. The EPA's continued use of the small refinery exemption could also have a negative impact on ethanol prices. However, a positive outcome of trade talks between the United States and China could lead to an increase in ethanol demand from China and higher ethanol prices. In addition, approval of the year-round sale of E15, an increase in demand due to seasonal driving demand and a reduction in supply as ethanol plants cut back on production may all contribute to higher ethanol prices.
The number of gallons of ethanol sold during the three months ended April 30, 2019 were approximately the same as the number of gallons of ethanol sold for the three months ended April 30, 2018. Management anticipates that the amount of ethanol produced for the three months ended April 30, 2019, will remain relatively consistent in the future until we receive our updated air permit which we applied for in order to allow an increase in gallons produced to approximately 70.2 million gallons of denatured ethanol per 12-month rolling average.

We had gains related to ethanol based derivative instruments of approximately $41,000 and $61,000 for the three months ended April 30, 2019 and 2018, respectively.

Distillers Grains

Revenue from distillers grains sales was approximately the same during the three months ended April 30, 2019, as compared to the three months ended April 30, 2018. For the three months ended April 30, 2019, the average price per ton of dried distillers grains sold was approximately 7.32% lower than the average price we received during the three months ended April 30, 2018, due to price decreases in the protein market that correlate to the price of soybean meal and lower export demand due to the recent swine flu outbreak in China, Vietnam and other foreign countries. However, for the three months ended April 30, 2019, the average price per ton of modified distillers grains sold was approximately 3.19% higher than during the three months ended April 30, 2018, due to increased demand and reduced production in our local area.

Distillers grains prices typically change in proportion to corn prices and availability of corn. Domestic demand for distillers grains could decrease if corn prices decline and end-users switch to lower priced alternatives or if there is a swine flu outbreak in the U.S. Changes in foreign demand also impact distillers grains prices. If the swine flu outbreak continues in or spreads to other foreign countries that could have a negative effect on distillers grains prices. The imposition by China of anti-dumping and anti-subsidy duties on distillers grains produced in the U.S. have also had a negative effect on export demand from China resulting in lower distillers grains prices. In addition, trade actions by the Trump administration and foreign governments have created additional uncertainty as to future agricultural export demand from China and other countries. However, a positive outcome of trade talks between the United States and China could lead to an increase in distillers grains demand from China.

The tons of dried distillers grains sold increased by approximately 10.90% during the three months ended April 30, 2019, as compared to the three months ended April 30, 2018. The tons of modified distillers grains sold during the three months ended April 30, 2019, decreased by approximately 11.93% as compared to the three months ended April 30, 2018. The overall tons of distillers grains produced increased due to the decrease in corn oil grain production. Management anticipates that the overall amount of distillers grains produced for the three months ended April 30, 2019, will remain relatively consistent in the future until we receive our updated air permit which we anticipate will allow us to increase our gallons of ethanol produced and which would also increase our distillers grains production.

Corn Oil

Revenue from corn oil sales increased by approximately 11.90% during the three months ended April 30, 2019, as compared to the three months ended April 30, 2018. This is primarily the result of an increase in the average price per pound of corn oil sold during the three months ended April 30, 2019, as compared to the three months ended April 30, 2018. For the three months ended April 30, 2019, the average price per pound of corn oil we received was approximately 14.29% higher than during the three months ended April 30, 2018, due to increased demand from the corn oil feed market. Management anticipates that corn oil prices in the future will be affected by changes in corn and energy prices and the status of the biodiesel blenders' tax credit.

The pounds of corn oil sold during the three months ended April 30, 2019, decreased by approximately 1.22% as compared to the the three months ended April 30, 2018 due to our corn oil extraction equipment running less efficiently. Management anticipates that the amount of corn oil produced will remain relatively consistent in the future with the amounts produced for the three months ended April 30, 2019, until we receive our updated air permit which we anticipate will allow us to increase our gallons of ethanol produced and which would also increase our corn oil production.

Cost of Goods Sold

Our two largest costs of production are corn (70.10% of cost of goods sold for the three months ended April 30, 2019) and natural gas (5.60% of cost of goods sold for the three months ended April 30, 2019). Our total cost of goods sold was approximately 11.70% more during the three months ended April 30, 2019, as compared to the three months ended April 30, 2018, due to higher corn costs.

Corn

Our average price per bushel of corn for the three months ended April 30, 2019 increased by approximately 11.26% per bushel, as compared to the three months ended April 30, 2018, due to increased market value for corn.

Management expects there to be an adequate corn supply available in our area to operate the ethanol plant. However, corn prices have been volatile and are likely to remain so in the future depending on weather conditions, supply and demand, stocks and other factors and could significantly impact our costs of production. The wet spring experienced in the Midwest could have a significant impact on corn prices if planting is delayed or incomplete in certain areas due to wet conditions.

We used approximately 5.70% more bushels of corn in the three months ended April 30, 2019, as compared to the three months ended April 30, 2018, due to increased ethanol production for the period.

At April 30, 2019, we have approximately 2,865,000 bushels of forward fixed basis corn purchase contracts and 4,442,000 bushels of forward fixed price corn contracts valued at approximately $15,247,000 for various delivery periods through November 2020. We had losses related to corn derivative instruments of approximately $767,000 for the three months ended April 30, 2019. We had gains related to corn derivative instruments of approximately $1,161,000 for the three months ended April 30, 2018.

Natural Gas

Our average price per MMBTU of natural gas was approximately 0.80% lower for the three months ended April 30, 2019, as compared to the three months ended April 30, 2018. Natural gas prices were lower due to an increase in natural gas production and our locking in prices for the majority of our natural gas requirements at favorable prices. Management anticipates that natural gas prices will continue at their current levels unless the natural gas industry experiences production problems or if there are large increases in natural gas demand.

For the three months ended April 30, 2019, we purchased approximately 1% less natural gas as compared to the three months ended April 30, 2018. This decrease in natural gas usage is primarily due to an increase in efficiencies.

At April 30, 2019, we have approximately 3,643,000 MMBTUs of forward natural gas sales contracts valued at approximately $8,987,000 for various delivery periods through March 2022. For the three months ended April 30, 2019, we recorded no change in fair value of our outstanding natural gas derivative positions. For the same period in 2018, we had gains related to natural gas derivative instruments of approximately $4,000.

Operating Expense

We had operating expenses for the three months ended April 30, 2019 of $811,557, as compared to operating expenses of $790,744 for the three months ended April 30, 2018. Management attributes this increase in operating expenses primarily to an increase in IT fees and advertising costs for the three months ended April 30, 2019, as compared to the three months ended April 30, 2018. Management continues to pursue strategies to optimize efficiencies and maximize production. These efforts may result in a decrease in our operating expenses on a per gallon basis. However, because these expenses do not vary with the level of production at the plant, we expect our operating expenses to remain relatively steady.

Operating Profit (Loss)

We had a loss from operations for the three months ended April 30, 2019 of $2,428,181, which is approximately (11.29%) of our revenues, compared to a profit of $1,492,581, which was approximately 6.15% of our revenues, for the three months ended April 30, 2018. This decrease in our operating income is primarily due to an increase in the price we paid for corn relative to the price received for our ethanol.

Other Income (Expense)

We had total other expense for the three months ended April 30, 2019 of $151,320, as compared to total other expense of $157,099 for the three months ended April 30, 2018. Our other expense for the three months ended April 30, 2019, consisted primarily of interest expense offset by income from investments. This decrease in other expense is primarily due to an increase in investment income.

Results of Operations for the Six Months Ended April 30, 2019 and 2018

The following table shows the results of our operations and the approximate percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our unaudited statements of operations for the six months ended April 30, 2019 and 2018:

	2019		2018
Statements of Operations Data	Amount (unaudited)%		Amount (unaudited)%

Revenues	$45,628,121	100.00%	$47,242,624	100.00%
Cost of Goods Sold	$49,043,632	107.49%	$45,010,995	95.28%
Gross Profit (Loss)	$(3,415,511)	(7.49)%	$2,231,629	4.72%
Operating Expenses	$1,572,888	3.44%	$1,533,693	3.24%
Operating Profit (Loss)	$(4,988,399)	(10.93)%	$697,936	1.48%
Other Income (Expense), net	$(310,814)	(0.68)%	$(315,649)	(0.67)%
Net Income (Loss)	$(5,299,213)	(11.61)%	$382,287	0.81%

The following table shows the sources of our revenue for the six months ended April 30, 2019 and 2018:

	2019		2018
Revenue Sources	Amount (Unaudited)%		Amount (Unaudited)%

Ethanol Sales	$34,282,684	75.13%	36,597,367	77.47%
Modified Distillers Grains Sales	2,110,556	4.63%	1,753,488	3.71%
Dried Distillers Grains Sales	7,850,551	17.21%	7,503,579	15.88%
Corn Oil Sales	1,384,330	3.03%	1,388,190	2.94%
Total Revenues	$45,628,121	100.00%	$47,242,624	100.00%

Revenue
Ethanol
Our total revenues were lower for the six months ended April 30, 2019, as compared to the six months ended April 30, 2018. Revenue from ethanol sales decreased by approximately 6.30% during the six months ended April 30, 2019, as compared to the six months ended April 30, 2018, due primarily to a decrease in the average price per gallon of ethanol sold. The average price per gallon of ethanol sold for the six months ended April 30, 2019 was approximately 6.45% lower than the average price we received for the six months ended April 30, 2018. Ethanol prices were lower for the six months ended April 30, 2019, due to record levels of domestic production. In addition, ethanol prices have been negatively affected by international trade disputes with foreign governments and the institution of a tariff by China on ethanol produced in the United States resulting in decreased export demand from China.
The number of gallons of ethanol sold during the six months ended April 30, 2019 were approximately the same as the number of gallons of ethanol sold for the six months ended April 30, 2018.
We had losses related to ethanol based derivative instruments of approximately $95,000 and $36,000 for the six months ended April 30, 2019 and 2018, respectively.

Distillers Grains

Revenue from distillers grains sales increased by approximately 7.60% during the six months ended April 30, 2019, as compared to the six months ended April 30, 2018. This is primarily a result of higher dried and modified distillers grains prices for the six months ended April 30, 2019, as compared to the six months ended April 30, 2018. For the six months ended April 30, 2019, the average price per ton of dried distillers grains sold was approximately 4.42% higher than the average price we received during the six months ended April 30, 2018, due to price increases in the protein market that correlate to the price of soybean meal. However, these increases were offset somewhat by the recent swine flu outbreak in China, Vietnam and other foreign countries which has had a negative effect on export demand. For the six months ended April 30, 2019, the average price per ton of modified distillers grains sold was approximately 7.87% higher than during the six months ended April 30, 2018, due to increased demand and reduced production in our local area.

The tons of dried distillers grains sold was approximately the same during the six months ended April 30, 2019, as compared to the six months ended April 30, 2018. The tons of modified distillers grains sold during the six months ended April 30, 2019, increased by approximately 11.59% as compared to the six months ended April 30, 2018. The overall tons of distillers grains produced increased due to the decrease in corn oil production.

Corn Oil

Revenue from corn oil sales was approximately the same during the six months ended April 30, 2019, as compared to the six months ended April 30, 2018. This is primarily the result of higher on average corn oil prices offset by decreased corn oil sales during the six months ended April 30, 2019, as compared to the six months ended April 30, 2018.

The pounds of corn oil sold during the six months ended April 30, 2019, decreased by approximately 11.54% as compared to the the six months ended April 30, 2018 due to our corn oil extraction equipment running less efficiently.

For the six months ended April 30, 2019, the average price per pound of corn oil we received was approximately 9.09% higher than during the six months ended April 30, 2018, due to increased demand from the corn oil feed market.

Cost of Goods Sold

Our two largest costs of production are corn (65.80% of cost of goods sold for the six months ended April 30, 2019) and natural gas (5.80% of cost of goods sold for the six months ended April 30, 2019). Our total cost of goods sold was approximately 9.0% more during the six months ended April 30, 2019, as compared to the six months ended April 30, 2018, due to higher corn costs.

Corn

Our average price per bushel of corn for the six months ended April 30, 2019 increased by approximately 7.09% per bushel, as compared to the six months ended April 30, 2018, due to increased market value for corn. We used approximately the same bushels of corn in the six months ended April 30, 2019, as compared to the six months ended April 30, 2018, due to increased ethanol production offset by improved efficiencies in production.

We had losses related to corn derivative instruments of approximately $92,000 for the six months ended April 30, 2019. We had gains related to corn derivative instruments of approximately $1,658,000 for the six months ended April 30, 2018.

Natural Gas

Our average price per MMBTU of natural gas was approximately 1.26% lower for the six months ended April 30, 2019, as compared to the six months ended April 30, 2018. Natural gas prices were lower due to an increase in natural gas production and our locking in prices for the majority of our natural gas requirements at favorable prices.

For the six months ended April 30, 2019, we purchased approximately 5.60% less natural gas as compared to the six months ended April 30, 2018. This decrease in natural gas usage is primarily due to a decrease in dried distillers grains production in favor of an increase in modified distillers grains produced and improved efficiencies.

For the six months ended April 30, 2019 and 2018, we had gains related to natural gas derivative instruments of approximately $20,000 and $35,000, respectively.

Operating Expense

We had operating expenses for the six months ended April 30, 2019 of $1,572,888, as compared to operating expenses of $1,533,693 for the six months ended April 30, 2018. Management attributes this increase in operating expenses primarily to an increase in IT fees and advertising costs for the six months ended April 30, 2019, as compared to the six months ended April 30, 2018. Management continues to pursue strategies to optimize efficiencies and maximize production. These efforts may result in a decrease in our operating expenses on a per gallon basis. However, because these expenses do not vary with the level of production at the plant, we expect our operating expenses to remain relatively steady.

Operating Profit (Loss)

We had a loss from operations for the six months ended April 30, 2019 of $4,988,399, which is approximately (10.93%) of our revenues, compared to a profit of $697,936, which was approximately 1.48% of our revenues, for the six months ended April 30, 2018. This decrease in our operating income is primarily due to an increase in the price we paid for corn relative to the price received for our ethanol.

Other Income (Expense)

We had total other expense for the six months ended April 30, 2019 of $310,814, as compared to total other expense of $315,649 for the six months ended April 30, 2018. Our other expense for the six months ended April 30, 2019, consisted primarily of interest expense offset by income from investments. This decrease in other expense is primarily due to an increase in investment income.

Changes in Financial Condition for the Six Months Ended April 30, 2019

The following table highlights the changes in our financial condition as of April 30, 2019 from our previous fiscal year ended October 31, 2018:

	April 30, 2019	October 31, 2018
Current Assets	$11,840,053	$10,850,002
Current Liabilities	8,135,810	8,026,683
Long-Term Debt	9,735,698	7,222,371

Current Assets

The increase in current assets is primarily the result of increases in accounts receivable and cash and cash equivalents due to increased borrowings which were offset partially by a decrease in inventories and derivative instruments at April 30, 2019, as compared to October 31, 2018.

Current Liabilities

The increase in current liabilities is due primarily to increases in accrued expenses at April 30, 2019, as compared to October 31, 2018.

Long-Term Debt

Long-term debt increased at April 30, 2019, as compared to October 31, 2018, primarily due to increased borrowings on the Term Revolving Loan.

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

The following table shows cash flows for the six months ended April 30, 2019 and 2018:

	2019	2018
	(unaudited)	(unaudited)
Net cash (used in) provided by operating activities	$(820,560)	$4,076,932
Net cash used in investing activities	(810,754)	(574,380)
Net cash provided by (used in) financing activities	2,468,000	(2,160,658)

Cash Flow From Operations

We experienced cash used in operating activities for the six months ended April 30, 2019, as compared to cash provided by operating activities during the same period in 2018. This decrease was primarily due to a net loss for the six months ended April 30, 2019, as compared to net income for the same period in 2018 and increased accounts receivable and inventory balances.

Cash Flow From Investing Activities

We used more cash in investing activities for the six month period ended April 30, 2019, as compared to the same period in 2018. This change was due to an increase in capital expenditures during the six months ended April 30, 2019.

Cash Flow From Financing Activities

We had cash provided by financing activities during the six months ended April 30, 2019, as compared to cash used in financing activities for the same period in 2018. This increase in cash was the result of increased borrowings on long-term debt and decreased distributions to our members during the six months ended April 30, 2019, as compared to the same period in 2018.

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

Term Loan

The Term Loan is for $15,000,000 with a variable interest rate based on the 30-day LIBOR rate plus 325 basis points with no minimum interest rate. The applicable interest rate at April 30, 2019 was 5.74%. Monthly principal payments are due on the Term Loan of approximately $250,000 plus accrued interest. Payments of all amounts outstanding are due on January 22, 2021. The outstanding balance on this note was $5,000,000 at April 30, 2019. We may convert the Term Loan to a fixed rate loan, subject to certain conditions as described in the Second Amended and Restated Credit Agreement and with the consent of Compeer.

Term Revolving Loan

The Term Revolving Loan is for up to $20,000,000 with a variable interest rate based on the 30-day LIBOR rate plus 325 basis points with no minimum interest rate. The applicable interest rate at April 30, 2019 was 5.74%. The Term Revolving Loan may be advanced, repaid and re-borrowed during the term. Monthly interest payments are due on the Term Revolving Loan with payment of all amounts outstanding due on January 22, 2023. The outstanding balance on this note was $7,500,000 at April 30, 2019. We pay interest at a rate of 1.50% on amounts outstanding for letters of credit which also reduce the amount available under the Term Revolving Loan. We had no letters of credit outstanding at April 30, 2019. We are also required to pay unused commitment fees for the Term Revolving Loan as defined in the Second Amended and Restated Credit Agreement.

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

As of April 30, 2019, the fair values of our commodity-based derivative instruments are a net liability of approximately $1,065,000. As the prices of the hedged commodity moves in reaction to market trends and information, our statement of operations will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to protect the Company over the term of the contracts for the hedged amounts.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from our Term Loan and our Term Revolving Loan, each bearing a variable interest rate.  As of April 30, 2019, we had $5,000,000 outstanding on the Term Loan and $7,500,000 outstanding on the Term Revolving Loan. Interest will accrue at the 30-day LIBOR rate plus 325 basis points. The applicable interest rate on these loans at April 30, 2019 was 5.74%. If we were to experience a 10% adverse change in the applicable interest rate, the annual effect such change would have on our income statement, based on the amount we had outstanding on our Term Loan and Term Revolving Loan at April 30, 2019, would be approximately $72,000.

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

As of April 30, 2019, the fair values of our commodity-based derivative instruments are a net liability of approximately $1,065,000. As the prices of the hedged commodity moves in reaction to market trends and information, our statement of operations will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to protect the Company over the term of the contracts for the hedged amounts.

In the ordinary course of business, we enter into forward contracts for our commodity purchases. At April 30, 2019, we have approximately 2,865,000 bushels of forward fixed basis corn purchase contracts and 4,442,000 bushels of forward fixed price corn purchase contracts valued at approximately $15,247,000. These purchase contracts are for various delivery periods through November 2020. At April 30, 2019, we have approximately 3,643,000 MMBTUs of forward natural gas fixed price purchase contracts valued at approximately $8,987,000 for delivery periods through March 2022. In addition, at April 30, 2019, we have approximately 772,800 gallons of forward fixed price denaturant purchase contracts valued at approximately $1,043,000 for delivery periods through December 2019.

In the ordinary course of business, we enter into forward contracts for our commodity sales. At April 30, 2019, we have approximately 5,680 tons of forward fixed price dried distillers grains sales contracts valued at approximately $776,000 for delivery periods through June 2019. At April 30, 2019, we have approximately 11,300 tons of forward fixed price modified distillers grains sales contracts valued at approximately $768,000 for delivery periods through August 2019. In addition, at April 30, 2019, we have approximately 580,000 pounds of forward fixed price corn oil sales contracts valued at approximately $143,000 for delivery periods through May 2019.
At April 30, 2019, we have open futures and options positions for the sale of 1,150,000 bushels of corn. These derivatives have not been designated as effective hedges for accounting purposes and are forecasted to settle within the next twelve months. For the three months ended April 30, 2019, we recorded a loss due to changes in the fair value of our outstanding corn derivative positions of approximately $767,000. For the same period in 2018, we recorded a gain of approximately $1,161,000 due to changes in the fair value of our outstanding corn derivative positions. For the three months ended April 30, 2019 and 2018, we recorded gains due to changes in the fair value of our outstanding ethanol derivative positions of approximately $41,000 and $61,000, respectively. For the three months ended April 30, 2019, we recorded no change in fair value of our outstanding natural gas derivative positions. For the same period in 2018, we recorded a gain of approximately $4,000 due to changes in the fair value of our outstanding corn derivative positions.

As commodity prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to produce long-term positive growth for us.

A sensitivity analysis has been prepared to estimate our exposure to ethanol, distillers grains, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas prices and average ethanol and distillers grains prices as of April 30, 2019 net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from April 30, 2019. The results of this analysis, which may differ from actual results, are approximately as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price as of April 30, 2019	Approximate Adverse Change to Income
Natural Gas	1,499,390	MMBTU	10%	$387,000
Ethanol	59,500,000	Gallons	10%	$7,021,000
Corn	20,376,712	Bushels	10%	$6,847,000
DDGs	141,312	Tons	10%	$1,766,000

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

Our management, including our Chief Executive Officer (the principal executive officer), Brian Kletscher, along with our Chief Financial Officer (the principal financial officer), Lucas Schneider, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of April 30, 2019.  Based on this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended April 30, 2019, which were identified in connection with management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Air Permit

On March 15, 2019, the United States Environmental Protection Agency (the “EPA”) issued a Notice and Finding of Violation alleging violations of our air permit.  The EPA alleges that we (i) operated emission units above the emission limits; and (ii) failed to properly maintain certain emission control components which were leaking. We are currently reviewing the allegations. While we believe that we have certain defenses to these allegations, we are currently unable to determine with certainty the outcome of this matter including the extent of any monetary sanctions that may result.

Item 1A. Risk Factors

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Units Purchased	Average Price Paid per Unit $	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs
February 1, 2019 - February 28, 2019	1	8,000	—	—
March 1, 2019 - March 31, 2019	3	8,000	—	—
April 1, 2019 - April 30, 2019	—	—	—	—
Total	4	32,000	—	—

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
101
The following financial information from Highwater Ethanol, LLC's Quarterly Report on Form 10-Q for the quarter ended April 30, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets as of April 30, 2019 and October 31, 2018, (ii) Condensed Statements of Operations for the three and six months ended April 30, 2019 and 2018, (iii) Statements of Cash Flows for the three and six months ended April 30, 2019 and 2018, (iv) the Notes to Condensed Financial Statements and (v) Condensed Statements of Changes in Members' Equity for the three and six months ended April 30, 2019 and 2018.**

(+) Confidential Treatment Requested.
* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HIGHWATER ETHANOL, LLC

Date:	June 7, 2019	/s/ Brian Kletscher
Brian Kletscher
Chief Executive Officer
(Principal Executive Officer)

Date:	June 7, 2019	/s/ Lucas Schneider
Lucas Schneider
Chief Financial Officer
(Principal Financial and Accounting Officer)