Form 10-Q
period 2019-07-31
HIGHWATER ETHANOL LLC
filed 2019-09-11
CIK 1371451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended July 31, 2019

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

(507) 752-6160
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

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
☐ Yes     ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  As of September 11, 2019 there were 4,808 membership units outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HIGHWATER ETHANOL, LLC
Condensed Balance Sheets

ASSETS	July 31, 2019	October 31, 2018
	(Unaudited)
Current Assets
Cash and cash equivalents	$1,100,700	$430,702
Derivative instruments	242,646	942,885
Accounts receivable	2,172,939	1,316,129
Inventories	11,845,324	8,068,691
Prepaids and other	194,424	91,595
Total current assets	15,556,033	10,850,002

Property and Equipment
Land and land improvements	12,836,332	12,647,512
Buildings	38,818,532	38,818,532
Office equipment	1,151,330	1,151,330
Equipment	77,561,915	76,467,906
Vehicles	123,779	74,094
Construction in progress	475,226	445,455
	130,967,114	129,604,829
Less accumulated depreciation	(70,531,599)	(63,874,604)
Net property and equipment	60,435,515	65,730,225

Other Assets
Investments	2,698,979	2,775,257
Deposits	191,457	191,457
Total other assets	2,890,436	2,966,714

Total Assets	$78,881,984	$79,546,941

LIABILITIES AND MEMBERS' EQUITY	July 31, 2019	October 31, 2018
	(Unaudited)
Current Liabilities
Accounts payable	$3,714,159	$4,149,907
Accrued expenses	1,728,684	1,161,340
Customer Deposits	4,947	—
Current maturities of long-term debt	2,726,163	2,715,436
Total current liabilities	8,173,953	8,026,683

Long-Term Debt	12,989,899	7,222,371

Commitments and Contingencies	—	—

Members' Equity
Members' equity, 4,808 and 4,812 units issued and outstanding	57,718,132	64,297,887

Total Liabilities and Members’ Equity	$78,881,984	$79,546,941

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Condensed Unaudited Statements of Operations

	Three Months Ended		Nine Months Ended
	July 31, 2019	July 31, 2018	July 31, 2019	July 31, 2018

Revenues	$25,605,525	$25,888,608	$71,233,646	$73,131,232

Cost of Goods Sold	25,781,008	27,415,993	74,824,640	72,426,988

Gross Profit (Loss)	(175,483)	(1,527,385)	(3,590,994)	704,244

Operating Expenses	902,582	658,967	2,475,470	2,192,660

Operating Loss	(1,078,065)	(2,186,352)	(6,066,464)	(1,488,416)

Other Income (Expense)
Interest income	3,071	1,665	6,352	2,360
Other income	23,964	548	76,881	26,457
Interest expense	(226,640)	(167,413)	(642,804)	(523,841)
Income from equity method investments	29,128	20,647	78,280	34,822
Total other income (expense), net	(170,477)	(144,553)	(481,291)	(460,202)

Net Loss	$(1,248,542)	$(2,330,905)	$(6,547,755)	$(1,948,618)

Weighted Average Units Outstanding	4,808	4,814	4,810	4,814
Net Loss Per Unit, Basic and Diluted	$(259.68)	$(484.19)	$(1,361.28)	$(404.78)
Distributions Per Unit	$—	$—	$—	$345

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Statements of Changes in Members' Equity

Members' Equity

Balance - October 31, 2017	$72,133,969

Net loss for the three-month period ended January 31, 2018	(953,195)

Member distributions	(1,660,658)

Balance - January 31, 2018	69,520,116

Net income for the three-month period ended April 30, 2018	1,335,482

Member distributions	—

Balance - April 30, 2018	$70,855,598

Net loss for the three-month period ended July 31, 2018	(2,330,905)

Member distributions	—

Balance - July 31, 2018	$68,524,693

Members' Equity

Balance - October 31, 2018	$64,297,887

Net loss for the three-month period ended January 31, 2019	(2,719,712)

Member distributions	—

Balance - January 31, 2019	61,578,175

Net loss for the three-month period ended April 30, 2019	(2,579,501)

Member unit repurchase, 4 units	(32,000)

Balance - April 30, 2019	58,966,674

Net loss for the three-month period ended July 31, 2019	(1,248,542)

Member distributions	—

Balance - July 31, 2019	57,718,132

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Condensed Unaudited Statements of Cash Flows

	Nine Months Ended
	July 31, 2019	July 31, 2018
Cash Flows from Operating Activities
Net Loss	$(6,547,755)	$(1,948,618)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation and amortization	6,686,250	6,447,183
Distributions in excess of earnings from equity method investments	313,039	329,828
Non-cash patronage income	(236,761)	(353,557)
Changes in assets and liabilities
Accounts receivable	(856,810)	(40,793)
Inventories	(3,776,633)	235,223
Derivative instruments	700,239	80,207
Prepaids and other	(102,829)	(54,187)
Customer deposits	4,947	—
Accounts payable	(475,325)	795,592
Accrued expenses	567,344	(40,564)
Net cash (used in) provided by operating activities	(3,724,294)	5,450,314

Cash Flows from Investing Activities
Capital expenditures	(1,322,708)	(1,279,264)
Net cash provided by (used in) investing activities	(1,322,708)	(1,279,264)

Cash Flows from Financing Activities
Payments on long-term debt	(2,251,000)	(3,500,000)
Proceeds from long-term debt	8,000,000	1,000,000
Member unit repurchase	(32,000)	—
Member distributions	—	(1,660,658)
Net cash (used in) provided by financing activities	5,717,000	(4,160,658)

Net Increase in Cash and Cash Equivalents	669,998	10,392

Cash and Cash equivalents – Beginning of Period	430,702	738,209

Cash and Cash equivalents – End of Period	$1,100,700	$748,601

Supplemental Cash Flow Information
Cash paid for interest	$555,819	$414,633

Supplemental Disclosure of Noncash Financing and Investing Activities
Capital expenditures included in accounts payable	$107,567	$85,309

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
July 31, 2019

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

In the opinion of management, the interim condensed financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for fair presentation of the Company's financial position as of July 31, 2019 and the results of operations and cash flows for all periods presented.

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
July 31, 2019

•	ethanol sales

•	modified distillers grains sales

•	dried distillers grains sales

•	corn oil sales

Disaggregation of revenue:

All revenue recognized in the income statement is considered to be revenue from contracts with customers. The following table depicts the disaggregation of revenue according to product line for the three and nine months ended July 31, 2019 and 2018:

	Three Months Ended July 31, 2019	Three Months Ended July 31, 2018	Nine Months Ended July 31, 2019	Nine Months Ended July 31, 2018
Revenue Sources	Amount (Unaudited)	Amount (Unaudited)	Amount (Unaudited)	Amount (Unaudited)

Ethanol Sales	$20,374,721	$19,861,538	$54,657,405	$56,458,905
Modified Distillers Grains Sales	892,835	882,493	3,003,391	2,635,981
Dried Distillers Grains Sales	3,428,947	4,221,135	11,279,498	11,724,714
Corn Oil Sales	909,022	923,442	2,293,352	2,311,632
Total Revenues	$25,605,525	$25,888,608	$71,233,646	$73,131,232

Contract assets and contract liabilities:

The following table provides information about receivables and contract liabilities from contracts with customers:

	July 31, 2019	October 31, 2018*

Accounts receivable	$2,172,939	$1,316,129
Short term contract liabilities	4,947	—

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

Operating Segment

The Company uses the "management approach" for reporting information about segments in annual and interim financial statements. The management approach is based on the way the chief operating decision-maker organizes segments within a company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure and any other manner in which management disaggregates a company. Based on the "management approach" model, the Company has determined that its business is comprised of a single operating segment.

HIGHWATER ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
July 31, 2019

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

Fair Value of Financial Instruments

The carrying value of accounts receivable, accounts payable, and other working capital items approximate fair value at July 31, 2019 due to the short maturity nature of these instruments.

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

Investments

The Company has a 6% investment interest in an unlisted company, Renewable Products Marketing Group, LLC (RPMG), who markets the Company’s ethanol. The Company also has a 7% ownership interest in Lawrenceville Tank, LLC (LT), which owns and operates a trans load/tank facility near Atlanta, Georgia. These investments are flow-through entities and are being accounted for by the equity method of accounting under which the Company’s share of net income is recognized as income in the Company’s statements of operations and added to the investment account. Distributions or dividends received from the investment are treated as a reduction of the investment account. The Company consistently follows the practice of recognizing the net income from equity method investments based on the most recent reliable data. Therefore, the net income which is reported in the Company's statement of operations for the period ended July 31, 2019 is based on the investee’s results of operations for the period ended June 30, 2019.

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
July 31, 2019

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

3. INVENTORIES

Inventories consisted of the following at:

	July 31, 2019	October 31, 2018

Raw materials	$5,335,159	$2,339,767
Spare parts and supplies	3,649,843	3,118,195
Work in process	748,778	752,454
Finished goods	2,111,544	1,858,275
Total	$11,845,324	$8,068,691

The Company recorded a lower of cost or net realizable value write-down on corn inventory of approximately $420,000 and dried distillers grains inventory of approximately $29,000 at July 31, 2019.

4. DERIVATIVE INSTRUMENTS

As of July 31, 2019, the Company had entered into corn and ethanol derivative instruments, which are required to be recorded as either assets or liabilities at fair value in the balance sheet. The Company uses these instruments to manage risks from changes in market rates and prices. Derivatives qualify for treatment as hedges when there is a high correlation between the change in fair value of the derivative instrument and the related change in value of the underlying hedged item. The Company may designate the hedging instruments based upon the exposure being hedged as a fair value hedge or a cash flow hedge. The derivative instruments outstanding at July 31, 2019 are not designated as effective hedges for accounting purposes.

Commodity Contracts

As of July 31, 2019, the Company has open futures and option positions for 2,100,000 bushels of corn and 203,000 gallons of ethanol. Management expects all open positions outstanding as of July 31, 2019 to be realized within the next twelve months.

The following tables provide details regarding the Company's derivative instruments at July 31, 2019 and October 31, 2018:

Instrument	Balance Sheet location	July 31, 2019	October 31, 2018

Corn, natural gas and ethanol contracts
In gain position		$100,606	$—
In loss position		(1,050,668)	(2,280,280)
Deposits with broker		1,192,708	3,223,165
	Current assets	$242,646	$942,885

HIGHWATER ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
July 31, 2019

The following tables provide details regarding the gains (losses) from the Company's derivative instruments in the statements of operations, none of which are designated as hedging instruments:

	Statement of	Three Months Ended July 31,
	Operations location	2019	2018
Ethanol contracts	Revenues	(162,349)	$50,668
Corn contracts	Cost of goods sold	(785,094)	(1,369,076)
Natural gas contracts	Cost of goods sold	588	—

	Statement of	Nine Months Ended July 31,
	Operations location	2019	2018
Ethanol contracts	Revenues	$(257,408)	$14,480
Corn contracts	Cost of goods sold	(877,213)	289,267
Natural gas contracts	Cost of goods sold	20,394	35,332

5. FAIR VALUE MEASUREMENTS

The following table provides information on those assets (liabilities) measured at fair value on a recurring basis.

	Fair Value as of	Fair Value Measurement Using
	July 31, 2019	Level 1	Level 2	Level 3
Derivative instruments - commodities
In gain position	$100,606	$1,387	$99,219	$—
In loss position	(1,050,668)	(416,230)	(634,438)	—

	Fair Value as of	Fair Value Measurement Using
	October 31, 2018	Level 1	Level 2	Level 3
Derivative instruments - commodities
In gain position	$—	$—	$—	$—
In loss position	(2,280,280)	(37,485)	(2,242,795)	—

The Company determines the fair values of commodities by obtaining the fair value measurements from an independent pricing service based on dealer quotes and live trading levels from the Chicago Board of Trade.

6. DEBT FINANCING

Long-term debt consists of the following at:

	July 31, 2019	October 31, 2018
Variable Rate Term Loan	$4,250,000	$6,500,000

Term Revolving Loan	11,499,000	3,500,000

Total	15,749,000	10,000,000

Less Debt Issuance Costs	(32,938)	(62,193)

Less amounts due within one year	(2,726,163)	(2,715,436)

Net long-term debt	$12,989,899	$7,222,371

HIGHWATER ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
July 31, 2019

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
Term Loan

The Term Loan had an original balance of $15,000,000 with a variable interest rate based on the 30-day LIBOR rate plus 325 basis points with no minimum interest rate. The applicable interest rate at July 31, 2019 was 5.66%. Monthly principal payments are due on the Term Loan of approximately $250,000 plus accrued interest. Payments of all amounts outstanding are due on January 22, 2021. The outstanding balance on this note was $4,250,000 at July 31, 2019. The Company may convert the Term Loan to a fixed rate loan, subject to certain conditions as described in the Second Amended and Restated Credit Agreement and with the consent of Compeer.

Term Revolving Loan

The Term Revolving Loan is for $20,000,000 with a variable interest rate based on the 30-day LIBOR rate plus 325 basis points with no minimum interest rate. The applicable interest rate at July 31, 2019 was 5.66%. The Term Revolving Loan may be advanced, repaid and re-borrowed during the term. Monthly interest payments are due on the Term Revolving Loan. Payment of all amounts outstanding are due on January 22, 2023. The outstanding balance on this note was $11,499,000 at July 31, 2019. The Company pays interest at a rate of 1.50% on amounts outstanding for letters of credit which also reduce the amount available under the Term Revolving Loan. The Company has no letters of credit outstanding at July 31, 2019. The Company is also required to pay unused commitment fees for the Term Revolving Loan as defined in the Second Amended and Restated Credit Agreement.

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

The Company is also subject to various financial and non-financial covenants that limit distributions and debt and require minimum debt service coverage, tangible net worth, and working capital requirements. The debt service coverage ratio is no less than 1.25:1.00 measured annually by comparing adjusted EBITDA to scheduled payments of principal and interest. The minimum working capital is $8,250,000, which is calculated as current assets plus the amount available for drawing under the Term Revolving Loan and undrawn amounts on outstanding letters of credit, less current liabilities, and is measured quarterly. The Company believes it is probable that it will violate the debt service coverage ratio covenant measured as of October 31, 2019.
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

HIGHWATER ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
July 31, 2019

The estimated maturities of the long-term debt at July 31, 2019 are as follows:

	Principal	Debt Issuance Costs	Total
July 2020	$2,750,000	$(23,837)	$2,726,163
July 2021	1,500,000	(9,101)	1,490,899
July 2022	—	—	—
July 2023	11,499,000	—	11,499,000
Long-term debt	$15,749,000	$(32,938)	$15,716,062

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

Forward Contracts

At July 31, 2019, the Company had purchase commitments of approximately 220,000 bushels of forward fixed basis corn contracts and 2,649,000 bushels of forward fixed price corn contracts totaling approximately $10,394,000. The Company recorded a lower of cost or net realizable value write-down on the forward fixed price contracts of approximately $400,000 at July 31, 2019. These purchase contracts are for various delivery periods through December 2020. At July 31, 2019, the Company had approximately 3,340,000 MMBTUs of forward fixed price natural gas purchase contracts totaling approximately $8,812,000 for various delivery periods through March 2022. In addition, at July 31, 2019, the Company had approximately 460,000 gallons of forward fixed price denaturant purchase contracts totaling approximately $621,000 for various delivery periods through December 2019.
At July 31, 2019, the Company had approximately 7,545 tons of forward fixed price dried distillers grains sales contracts totaling approximately $982,000 for various delivery periods through September 2019. At July 31, 2019, the Company had approximately 38,000 tons of forward fixed price modified distillers grains sales contracts totaling approximately $2,926,000 for delivery periods through June 2020. In addition, at July 31, 2019, the Company had approximately 235,000 pounds of forward fixed price corn oil sales contracts totaling approximately $58,000 for delivery periods through August 2019.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three and nine month periods ended July 31, 2019, compared to the same period of the prior fiscal year. This discussion should be read in conjunction with the condensed financial statements and notes and the information contained in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2018.

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

Overview

Highwater Ethanol, LLC (“we,” “our,” “Highwater Ethanol” or the “Company”) was formed as a Minnesota limited liability company organized on May 2, 2006, for the purpose of constructing, owning, and operating a 50 million gallon per year ethanol plant near Lamberton, Minnesota. Since August 2009, we have been engaged in the production of ethanol and distillers grains at the plant. We have been operating in excess of our nameplate capacity of 50 million gallons per year. We have submitted an application to the Minnesota Pollution Control Agency to increase the emissions limits in our air permit to allow for 70.2 million gallons of denatured ethanol per 12-month rolling average. As such, we anticipate that we may increase our production in the future pending approval of our application. This approval may be received before the end of our 2019 fiscal year.

We expect to fund our operations during the next 12 months using cash flow from our continuing operations and our current credit facilities. However, should we experience unfavorable operating conditions in the ethanol industry that prevent us from profitably operating the ethanol plant, we may need to seek additional funding.

Results of Operations for the Three Months Ended July 31, 2019 and 2018

The following table shows the results of our operations and the approximate percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our unaudited statements of operations for the three months ended July 31, 2019 and 2018:

	2019		2018
Statements of Operations Data	Amount (unaudited)%		Amount (unaudited)%

Revenues	$25,605,525	100.00%	$25,888,608	100.00%
Cost of Goods Sold	25,781,008	100.69%	27,415,993	105.90%
Gross Loss	(175,483)	(0.69)%	(1,527,385)	(5.90)%
Operating Expenses	902,582	3.52%	658,967	2.55%
Operating Loss	(1,078,065)	(4.21)%	(2,186,352)	(8.45)%
Other Income (Expense), net	(170,477)	(0.67)%	(144,553)	(0.56)%
Net Loss	$(1,248,542)	(4.88)%	$(2,330,905)	(9.00)%

The following table shows the sources of our revenue for the three months ended July 31, 2019 and 2018:

	2019		2018
Revenue Sources	Amount (Unaudited)%		Amount (Unaudited)%

Ethanol Sales	$20,374,721	79.57%	$19,861,538	76.72%
Modified Distillers Grains Sales	892,835	3.49%	882,493	3.41%
Dried Distillers Grains Sales	3,428,947	13.39%	4,221,135	16.30%
Corn Oil Sales	909,022	3.55%	923,442	3.57%
Total Revenues	$25,605,525	100.00%	$25,888,608	100.00%

Revenue
Ethanol
Our ethanol revenues were greater for the three months ended July 31, 2019, as compared to the three months ended July 31, 2018. Revenue from ethanol sales increased by approximately 2.58% during the three months ended July 31, 2019, as compared to the three months ended July 31, 2018, due primarily to an increase in the average price per gallon of ethanol sold. The average price per gallon of ethanol sold for the three months ended July 31, 2019 was approximately 3.08% higher than the average price we received for the three months ended July 31, 2018.
Ethanol prices will likely continue to be directionally consistent with changes in corn and energy prices. If corn and gasoline prices decrease, that could have a significant negative impact on the price of ethanol particularly if ethanol production remains high. Ethanol prices have been negatively affected by a decline in ethanol exports due to trade disputes with foreign governments such as China resulting in tariffs imposed on ethanol produced in the United States. In addition, the EPA's continued use of the small refinery exemption could also have a negative impact on ethanol prices. However, a positive outcome of trade talks between the United States and China could lead to an increase in ethanol demand from China and higher ethanol prices. In addition, approval of the year-round sale of E15 and a reduction in supply if ethanol plants cut back on production may contribute to higher ethanol prices.
The number of gallons of ethanol sold during the three months ended July 31, 2019 were approximately the same as the number of gallons of ethanol sold for the three months ended July 31, 2018. Management anticipates that the amount of ethanol produced for the three months ended July 31, 2019, will remain relatively consistent in the future until we receive our updated air permit which we applied for in order to allow an increase in gallons produced to approximately 70.2 million gallons of denatured ethanol per 12-month rolling average.

We had losses related to ethanol based derivative instruments of approximately $162,000 for the three months ended July 31, 2019. We had gains related to ethanol based derivative instruments of approximately $51,000 for the three months ended July 31, 2018.

Distillers Grains

Revenue from distillers grains sales decreased by approximately 15.32% during the three months ended July 31, 2019, as compared to the three months ended July 31, 2018. For the three months ended July 31, 2019, the average price per ton of dried distillers grains sold was approximately 9.09% lower than the average price we received during the three months ended July 31, 2018, due to price decreases in the protein market that correlate to the price of soybean meal and lower export demand due to the recent swine flu outbreak in China, Vietnam and other foreign countries. However, for the three months ended July 31, 2019, the average price per ton of modified distillers grains sold was approximately 2.47% higher than during the three months ended July 31, 2018, due to increased demand and reduced production in our local area.

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

The tons of dried distillers grains sold decreased by approximately 10.04% during the three months ended July 31, 2019, as compared to the three months ended July 31, 2018. The tons of modified distillers grains sold during the three months ended July 31, 2019, decreased by approximately 1.26% as compared to the three months ended July 31, 2018. The overall tons of distillers grains produced decreased due to less corn being ground due to improved efficiencies in ethanol production. Management anticipates that the overall amount of distillers grains produced for the three months ended July 31, 2019, will remain relatively consistent in the future until we receive our updated air permit which we anticipate will allow us to increase our gallons of ethanol produced and which would also increase our distillers grains production.

Corn Oil

Revenue from corn oil sales decreased by approximately 1.56% during the three months ended July 31, 2019, as compared to the three months ended July 31, 2018. This is primarily the result of a decrease in corn oil sold during the three months ended July 31, 2019. The pounds of corn oil sold during the three months ended July 31, 2019, decreased by approximately 7.48% as compared to the the three months ended July 31, 2018 due to our corn oil extraction equipment running less efficiently. Management anticipates that the amount of corn oil produced will remain relatively consistent in the future with the amounts produced for the three months ended July 31, 2019, until we receive our updated air permit which we anticipate will allow us to increase our gallons of ethanol produced and which would also increase our corn oil production.

The average price per pound of corn oil sold increased during the three months ended July 31, 2019, as compared to the three months ended July 31, 2018. For the three months ended July 31, 2019, the average price per pound of corn oil we received was approximately 8.70% higher than during the three months ended July 31, 2018, due to increased demand from the corn oil feed market. Management anticipates that corn oil prices in the future will be affected by changes in corn and energy prices and the status of the biodiesel blenders' tax credit.

Cost of Goods Sold

Our two largest costs of production are corn (68.31% of cost of goods sold for the three months ended July 31, 2019) and natural gas (3.94% of cost of goods sold for the three months ended July 31, 2019). Our total cost of goods sold was approximately 5.96% less during the three months ended July 31, 2019, as compared to the three months ended July 31, 2018, due to lower corn costs.

Corn

Our average price per bushel of corn for the three months ended July 31, 2019 decreased by approximately 7.07% per bushel, as compared to the three months ended July 31, 2018, due to lower market value for corn.

Management expects there to be an adequate corn supply available in our area to operate the ethanol plant. However, corn prices have been volatile and are likely to remain so in the future depending on weather conditions, supply and demand, stocks and other factors and could significantly impact our costs of production. The wet spring experienced in the upper Midwest could have a significant impact on corn prices if the delayed planting due to wet conditions results in less corn bushels harvested this fall.

We used approximately 4.11% less bushels of corn in the three months ended July 31, 2019, as compared to the three months ended July 31, 2018, due to improved efficiencies in ethanol production for the period.

At July 31, 2019, we have approximately 220,000 bushels of forward fixed basis corn purchase contracts and 2,649,000 bushels of forward fixed price corn contracts valued at approximately $10,394,000 for various delivery periods through December 2020. We had losses related to corn derivative instruments of approximately $785,000 and $1,369,000 for the three months ended July 31, 2019 and 2018, respectively.

Natural Gas

Our average price per MMBTU of natural gas was approximately 8.92% lower for the three months ended July 31, 2019, as compared to the three months ended July 31, 2018. Natural gas prices were lower due to an increase in natural gas production and our locking in prices for the majority of our natural gas requirements at favorable prices. Management anticipates that natural gas prices will continue at their current levels unless the natural gas industry experiences production problems or if there are large increases in natural gas demand.

For the three months ended July 31, 2019, we purchased approximately 4.12% less natural gas as compared to the three months ended July 31, 2018. This decrease in natural gas usage is primarily due to a decrease in dried distillers grains production.

At July 31, 2019, we have approximately 3,340,000 MMBTUs of forward natural gas sales contracts valued at approximately $8,812,000 for various delivery periods through March 2022. For the three months ended July 31, 2019, we had gains related to natural gas derivative instruments of approximately $1,000. For the same period in 2018, we recorded no change in fair value of our outstanding natural gas derivative positions.

Operating Expense

We had operating expenses for the three months ended July 31, 2019 of $902,582, as compared to operating expenses of $658,967 for the three months ended July 31, 2018. Management attributes this increase in operating expenses primarily to our payment of a civil penalty to the Environmental Protection Agency and also an increase in IT fees and advertising costs for the three months ended July 31, 2019, as compared to the three months ended July 31, 2018. Management continues to pursue strategies to optimize efficiencies and maximize production. These efforts may result in a decrease in our operating expenses on a per gallon basis. However, because these expenses do not vary with the level of production at the plant, we expect our operating expenses to remain relatively steady.

Operating Loss

We had a loss from operations for the three months ended July 31, 2019 of $1,078,065, which is approximately (4.21%) of our revenues, compared to a loss of $2,186,352, which was approximately (8.45)% of our revenues, for the three months ended July 31, 2018. This decrease in operating loss is primarily due to a decrease in the price we paid for corn relative to the price received for our ethanol.

Other Income (Expense)

We had total other expense for the three months ended July 31, 2019 of $170,477, as compared to total other expense of $144,553 for the three months ended July 31, 2018. Our other expense for the three months ended July 31, 2019, consisted primarily of interest expense offset by income from investments. This increase in other expense is primarily due to an increase in interest expense.

Results of Operations for the Nine Months Ended July 31, 2019 and 2018

The following table shows the results of our operations and the approximate percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our unaudited statements of operations for the nine months ended July 31, 2019 and 2018:

	2019		2018
Statements of Operations Data	Amount (unaudited)%		Amount (unaudited)%

Revenues	$71,233,646	100.00%	$73,131,232	100.00%
Cost of Goods Sold	$74,824,640	105.04%	$72,426,988	99.04%
Gross Profit (Loss)	$(3,590,994)	(5.04)%	$704,244	0.96%
Operating Expenses	$2,475,470	3.48%	$2,192,660	3.00%
Operating Loss	$(6,066,464)	(8.52)%	$(1,488,416)	(2.04)%
Other Income (Expense), net	$(481,291)	(0.68)%	$(460,202)	(0.63)%
Net Loss	$(6,547,755)	(9.19)%	$(1,948,618)	(2.66)%

The following table shows the sources of our revenue for the nine months ended July 31, 2019 and 2018:

	2019		2018
Revenue Sources	Amount (Unaudited)%		Amount (Unaudited)%

Ethanol Sales	$54,657,405	76.73%	56,458,905	77.20%
Modified Distillers Grains Sales	3,003,391	4.22%	2,635,981	3.60%
Dried Distillers Grains Sales	11,279,498	15.83%	11,724,714	16.03%
Corn Oil Sales	2,293,352	3.22%	2,311,632	3.17%
Total Revenues	$71,233,646	100.00%	$73,131,232	100.00%

Revenue
Ethanol
Our total revenues were lower for the nine months ended July 31, 2019, as compared to the nine months ended July 31, 2018. Revenue from ethanol sales decreased by approximately 3.19% during the nine months ended July 31, 2019, as compared to the nine months ended July 31, 2018, due primarily to a decrease in the average price per gallon of ethanol sold. The average price per gallon of ethanol sold for the nine months ended July 31, 2019 was approximately 3.17% lower than the average price we received for the nine months ended July 31, 2018. Ethanol prices were lower for the nine months ended July 31, 2019, due to record levels of domestic production. In addition, ethanol prices have been negatively affected by international trade disputes with foreign governments and the institution of a tariff by China on ethanol produced in the United States resulting in decreased export demand from China.
The number of gallons of ethanol sold during the nine months ended July 31, 2019 were approximately the same as the number of gallons of ethanol sold for the nine months ended July 31, 2018.
We had losses related to ethanol based derivative instruments of approximately $257,000 for the nine months ended July 31, 2019. We had gains related to ethanol based derivative instruments of approximately $14,000 for the nine months ended July 31, 2018.

Distillers Grains

Revenue from distillers grains sales decreased by approximately 0.55% during the nine months ended July 31, 2019, as compared to the nine months ended July 31, 2018. This is primarily a result of lower dried distillers grains prices for the nine months ended July 31, 2019, as compared to the nine months ended July 31, 2018. For the nine months ended July 31, 2019, the average price per ton of dried distillers grains sold was approximately 0.45% lower than the average price we received during the nine months ended July 31, 2018, due to price decreases in the protein market that correlate to the price of soybean meal and lower export demand due to the recent swine flu outbreak in China, Vietnam and other foreign countries. However, for the nine months ended July 31, 2019, the average price per ton of modified distillers grains sold was approximately 6.11% higher than during the nine months ended July 31, 2018, due to increased demand and reduced production in our local area.

The tons of dried distillers grains sold during the during the nine months ended July 31, 2019, decreased by approximately 3.36% as compared to the nine months ended July 31, 2018. The tons of modified distillers grains sold during the nine months ended July 31, 2019, increased by approximately 7.38% as compared to the nine months ended July 31, 2018. The overall tons of distillers grains produced increased due to the decrease in corn oil production.

Corn Oil

Revenue from corn oil sales during the nine months ended July 31, 2019, decreased by approximately 0.79% as compared to the nine months ended July 31, 2018. This is primarily the result of a decrease in corn oil sales during the nine months ended July 31, 2019. The pounds of corn oil sold during the nine months ended July 31, 2019, decreased by approximately 9.97% as compared to the the nine months ended July 31, 2018 due to our corn oil extraction equipment running less efficiently.

The average price per pound of corn oil sold increased during the nine months ended July 31, 2019, as compared to the nine months ended July 31, 2018. For the nine months ended July 31, 2019, the average price per pound of corn oil we received was approximately 13.64% higher than during the nine months ended July 31, 2018, due to increased demand from the corn oil feed market.

Cost of Goods Sold

Our two largest costs of production are corn (66% of cost of goods sold for the nine months ended July 31, 2019) and natural gas (5.13% of cost of goods sold for the nine months ended July 31, 2019). Our total cost of goods sold was approximately 3.31% more during the nine months ended July 31, 2019, as compared to the nine months ended July 31, 2018, due to higher corn costs.

Corn

Our average price per bushel of corn for the nine months ended July 31, 2019 increased by approximately 1.56% per bushel, as compared to the nine months ended July 31, 2018, due to increased market value for corn. We used approximately 1.68% less bushels of corn in the nine months ended July 31, 2019, as compared to the nine months ended July 31, 2018, due to improved efficiencies in production.

We had losses related to corn derivative instruments of approximately $877,000 for the nine months ended July 31, 2019. We had gains related to corn derivative instruments of approximately $289,000 for the nine months ended July 31, 2018.

Natural Gas

Our average price per MMBTU of natural gas was approximately 3.51% lower for the nine months ended July 31, 2019, as compared to the nine months ended July 31, 2018. Natural gas prices were lower due to an increase in natural gas production and our locking in prices for the majority of our natural gas requirements at favorable prices.

For the nine months ended July 31, 2019, we purchased approximately 4.86% less natural gas as compared to the nine months ended July 31, 2018. This decrease in natural gas usage is primarily due to a decrease in dried distillers grains production in favor of an increase in modified distillers grains produced and improved efficiencies.

For the nine months ended July 31, 2019 and 2018, we had gains related to natural gas derivative instruments of approximately $20,000 and $35,000, respectively.

Operating Expense

We had operating expenses for the nine months ended July 31, 2019 of $2,475,470, as compared to operating expenses of $2,192,660 for the nine months ended July 31, 2018. Management attributes this increase in operating expenses primarily to an increase in IT fees and advertising costs for the nine months ended July 31, 2019, as compared to the nine months ended July 31, 2018. Management continues to pursue strategies to optimize efficiencies and maximize production. These efforts may result in a decrease in our operating expenses on a per gallon basis. However, because these expenses do not vary with the level of production at the plant, we expect our operating expenses to remain relatively steady.

Operating Loss

We had a loss from operations for the nine months ended July 31, 2019 of $(6,066,464), which is approximately (8.52%) of our revenues, compared to a loss of $(1,488,416), which was approximately (2.04)% of our revenues, for the nine months ended July 31, 2018. This increase in operating loss is primarily due to an increase in the price we paid for corn relative to the price received for our ethanol.

Other Income (Expense)

We had total other expense for the nine months ended July 31, 2019 of $481,291, as compared to total other expense of $460,202 for the nine months ended July 31, 2018. Our other expense for the nine months ended July 31, 2019, consisted primarily of interest expense offset by income from investments. This increase in other expense is primarily due to an increase in interest expense.

Changes in Financial Condition for the Nine Months Ended July 31, 2019

The following table highlights the changes in our financial condition as of July 31, 2019 from our previous fiscal year ended October 31, 2018:

	July 31, 2019	October 31, 2018
Current Assets	$15,556,033	$10,850,002
Current Liabilities	8,173,953	8,026,683
Long-Term Debt	12,989,899	7,222,371

Current Assets

The increase in current assets is primarily the result of increases in accounts receivable, inventories and cash and cash equivalents due to increased borrowings which were offset partially by a decrease in derivative instruments at July 31, 2019, as compared to October 31, 2018.

Current Liabilities

The increase in current liabilities is due primarily to an increase in accrued expenses which was partially offset by a decrease in accounts payable at July 31, 2019, as compared to October 31, 2018.

Long-Term Debt

Long-term debt increased at July 31, 2019, as compared to October 31, 2018, primarily due to increased borrowings on the Term Revolving Loan.

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

The following table shows cash flows for the nine months ended July 31, 2019 and 2018:

	2019	2018
	(unaudited)	(unaudited)
Net cash (used in) provided by operating activities	$(3,724,294)	$5,450,314
Net cash used in investing activities	(1,322,708)	(1,279,264)
Net cash provided by (used in) financing activities	5,717,000	(4,160,658)

Cash Flow From Operations

We experienced cash used in operating activities for the nine months ended July 31, 2019, as compared to cash provided by operating activities during the same period in 2018. This decrease was primarily due to an increase in net loss for the nine months ended July 31, 2019, as compared to the same period in 2018.

Cash Flow From Investing Activities

We used more cash in investing activities for the nine month period ended July 31, 2019, as compared to the same period in 2018. This change was due to an increase in capital expenditures primarily due to our addition of expansion plates and joints during the nine months ended July 31, 2019.

Cash Flow From Financing Activities

We had cash provided by financing activities during the nine months ended July 31, 2019, as compared to cash used in financing activities for the same period in 2018. This increase in cash was the result of increased borrowings on long-term debt and decreased distributions to our members during the nine months ended July 31, 2019, as compared to the same period in 2018.

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

Term Loan

The Term Loan had an original balance of $15,000,000 with a variable interest rate based on the 30-day LIBOR rate plus 325 basis points with no minimum interest rate. The applicable interest rate at July 31, 2019 was 5.66%. Monthly principal payments are due on the Term Loan of approximately $250,000 plus accrued interest. Payments of all amounts outstanding are due on January 22, 2021. The outstanding balance on this note was $4,250,000 at July 31, 2019. We may convert the Term Loan to a fixed rate loan, subject to certain conditions as described in the Second Amended and Restated Credit Agreement and with the consent of Compeer.

Term Revolving Loan

The Term Revolving Loan is for up to $20,000,000 with a variable interest rate based on the 30-day LIBOR rate plus 325 basis points with no minimum interest rate. The applicable interest rate at July 31, 2019 was 5.66%. The Term Revolving Loan may be advanced, repaid and re-borrowed during the term. Monthly interest payments are due on the Term Revolving Loan with payment of all amounts outstanding due on January 22, 2023. The outstanding balance on this note was $11,499,000 at July 31, 2019. We pay interest at a rate of 1.50% on amounts outstanding for letters of credit which also reduce the amount available under the Term Revolving Loan. We had no letters of credit outstanding at July 31, 2019. We are also required to pay unused commitment fees for the Term Revolving Loan as defined in the Second Amended and Restated Credit Agreement.

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

Presently, we are meeting our liquidity needs and complying with our financial covenants and the other terms of our loan agreements with Compeer except as to our violation, at October 31, 2018, of the minimum debt service coverage ratio requirement of 1.25:1.00 which was waived by Compeer on January 2, 2019. In addition, we believe it is probable that we will violate the debt service coverage ratio requirement measured as of October 31, 2019. We will continue to work with Compeer to try to ensure that the terms of our loan agreements are met going forward. However, we cannot provide any assurance that our actions will result in sustained profitable operations or that we will not be in violation of our loan covenants or in default on our principal payments in the future. Should unfavorable market conditions result in our violation of the terms or covenants of our loan and we fail to obtain a waiver of any such term or covenant, Compeer could deem us in default of our loans and require us to immediately repay a significant portion or possibly the entire outstanding balance of our loans. In the event of a default, Compeer could also elect to proceed with a foreclosure action on our plant.

Capital Expenditures
We do not currently anticipate making significant capital expenditures during the remainder of our 2019 fiscal year or our 2020 fiscal year.
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

As of July 31, 2019, the fair values of our commodity-based derivative instruments are a net liability of approximately $950,000. As the prices of the hedged commodity moves in reaction to market trends and information, our statement of operations will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to protect the Company over the term of the contracts for the hedged amounts.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from our Term Loan and our Term Revolving Loan, each bearing a variable interest rate.  As of July 31, 2019, we had $4,250,000 outstanding on the Term Loan and $11,499,000 outstanding on the Term Revolving Loan. Interest will accrue at the 30-day LIBOR rate plus 325 basis points. The applicable interest rate on these loans at July 31, 2019 was 5.66%. If we were to experience a 10% adverse change in the applicable interest rate, the annual effect such change would have on our income statement, based on the amount we had outstanding on our Term Loan and Term Revolving Loan at July 31, 2019, would be approximately $90,000.

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

As of July 31, 2019, the fair values of our commodity-based derivative instruments are a net liability of approximately $950,000. As the prices of the hedged commodity moves in reaction to market trends and information, our statement of operations will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to protect the Company over the term of the contracts for the hedged amounts.

In the ordinary course of business, we enter into forward contracts for our commodity purchases. At July 31, 2019, we have approximately 220,000 bushels of forward fixed basis corn purchase contracts and 2,649,000 bushels of forward fixed price corn purchase contracts valued at approximately $10,394,000. These purchase contracts are for various delivery periods through December 2020. At July 31, 2019, we have approximately 3,340,000 MMBTUs of forward natural gas fixed price purchase contracts valued at approximately $8,812,000 for delivery periods through March 2022. In addition, at July 31, 2019, we have approximately 460,000 gallons of forward fixed price denaturant purchase contracts valued at approximately $621,000 for delivery periods through December 2019.

In the ordinary course of business, we enter into forward contracts for our commodity sales. At July 31, 2019, we have approximately 7,545 tons of forward fixed price dried distillers grains sales contracts valued at approximately $982,000 for delivery periods through September 2019. At July 31, 2019, we have approximately 38,000 tons of forward fixed price modified distillers grains sales contracts valued at approximately $2,926,000 for delivery periods through June 2020. In addition, at July 31, 2019, we have approximately 235,000 pounds of forward fixed price corn oil sales contracts valued at approximately $58,000 for delivery periods through August 2019.
At July 31, 2019, we have open futures and options positions for the sale of 2,100,000 bushels of corn and 203,000 gallons of ethanol. These derivatives have not been designated as effective hedges for accounting purposes and are forecasted to settle within the next twelve months. We had losses related to corn derivative instruments of approximately $785,000 and $1,369,000 for the three months ended July 31, 2019 and 2018, respectively. We had losses related to ethanol based derivative instruments of approximately $162,000 for the three months ended July 31, 2019. We had gains related to ethanol based derivative instruments of approximately $51,000 for the three months ended July 31, 2018. For the three months ended July 31, 2019, we had gains related to natural gas derivative instruments of approximately $1,000. For the same period in 2018, we recorded no change in fair value of our outstanding natural gas derivative positions.

As commodity prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to produce long-term positive growth for us.

A sensitivity analysis has been prepared to estimate our exposure to ethanol, distillers grains, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas prices and average ethanol and distillers grains prices as of July 31, 2019 net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from July 31, 2019. The results of this analysis, which may differ from actual results, are approximately as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price as of July 31, 2019	Approximate Adverse Change to Income
Natural Gas	1,499,390	MMBTU	10%	$375,000
Ethanol	59,500,000	Gallons	10%	$8,033,000
Corn	20,376,712	Bushels	10%	$8,090,000
DDGs	141,312	Tons	10%	$1,766,000

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

Our management, including our Chief Executive Officer (the principal executive officer), Brian Kletscher, along with our Chief Financial Officer (the principal financial officer), Lucas Schneider, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of July 31, 2019.  Based on this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended July 31, 2019, which were identified in connection with management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Air Permit

On March 15, 2019, the United States Environmental Protection Agency (the “EPA”) issued a Notice and Finding of Violation alleging violations of our air permit.  The EPA alleges that we (i) operated emission units above the emission limits; and (ii) failed to properly maintain certain emission control components which were leaking. On June 24, 2019, we settled this matter by agreeing to undertake a Supplemental Environment Project ("SEP") which requires us to purchase two alternative fuel school buses for the Lamberton, Minnesota School District. We must spend at least $180,000 on the SEP and complete the project by November 30, 2019. We undertook this project under the settlement of the EPA's enforcement action against us for violations of the Clean Air Act. In addition, we paid a cash civil penalty of $64,000 and implemented certain corrective action to mitigate the alleged violations.

Item 1A. Risk Factors

There has not been any material change to the risk factors previously disclosed in our annual report on Form 10-K for the fiscal year ended October 31, 2018.

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
101
The following financial information from Highwater Ethanol, LLC's Quarterly Report on Form 10-Q for the quarter ended July 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets as of July 31, 2019 and October 31, 2018, (ii) Condensed Statements of Operations for the three and nine months ended July 31, 2019 and 2018, (iii) Statements of Cash Flows for the three and nine months ended July 31, 2019 and 2018, (iv) the Notes to Condensed Financial Statements and (v) Condensed Statements of Changes in Members' Equity for the three and nine months ended July 31, 2019 and 2018.**

(+) Confidential Treatment Requested.
* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HIGHWATER ETHANOL, LLC

Date:	September 11, 2019	/s/ Brian Kletscher
Brian Kletscher
Chief Executive Officer
(Principal Executive Officer)

Date:	September 11, 2019	/s/ Lucas Schneider
Lucas Schneider
Chief Financial Officer
(Principal Financial and Accounting Officer)