Form 10-K
period 2019-10-31
HIGHWATER ETHANOL LLC
filed 2020-01-23
CIK 1371451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended October 31, 2019

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
☐ Yes     ☒ No

As of April 30, 2018, the aggregate market value of the membership units held by non-affiliates (computed by reference to the most recent offering price of such membership units of $10,000) was $41,550,000. The Company is a limited liability company whose outstanding common equity is subject to significant restrictions on transfer under its Operating Agreement. No public market for common equity of Highwater Ethanol, LLC is established and it is unlikely in the foreseeable future that a public market for its common equity will develop.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  As of January 23, 2020, there were 4,807 membership units outstanding.

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

PART I

ITEM 1. BUSINESS

Business Development

Highwater Ethanol, LLC (“we,” “our,” “Highwater Ethanol” or the “Company”) was formed as a Minnesota limited liability company on May 2, 2006 for the purpose of constructing, owning, and operating a 50 million gallon per year ethanol plant near Lamberton, Minnesota. Since August 2009, we have been engaged in the production of ethanol and distillers grains at the plant. We have been operating at an annual rate of approximately 59.5 million gallons for the fiscal year ended October 31, 2019. However, in October 2019, our air permit application to the Minnesota Pollution Control Agency to allow for 70.2 million gallons of denatured ethanol per 12-month rolling average was approved. As such, we anticipate that we may increase our production in the future.

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

Product	Fiscal Year 2019	Fiscal Year 2018	Fiscal Year 2017
Ethanol	78%	77%	82%
Distillers Grains	19%	20%	15%
Corn Oil	3%	3%	3%

Ethanol

Our primary product is ethanol. Ethanol is ethyl alcohol, a fuel component made primarily from corn and various other grains. The ethanol we produce is manufactured from corn. Although the ethanol industry continues to explore production technologies employing various feedstocks, such as biomass, corn-based production technologies remain the most practical and provide the lowest operating risks. Corn produces large quantities of carbohydrates, which convert into glucose more easily than most other kinds of biomass. The Renewable Fuels Association estimates current capacity for domestic ethanol production at approximately 16.6 billion gallons with approximately 7% of that capacity idled.

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

Over the past fiscal year, exports of ethanol have increased with Brazil receiving the largest percentage of ethanol produced in the United States and Canada in second place. India, the Philippines and South Korea have also been top destinations. However, tariffs implemented by Brazil and China on ethanol imported from the United States have reduced demand from these countries and the potential for the imposition of tariffs by other countries due to trade disputes with the United States, may further reduce overall ethanol export demand which could have a negative effect on domestic ethanol prices. In addition, export demand is more unpredictable than domestic demand.

Historically, the United States ethanol industry has exported a significant amount of distillers grains to China. The imposition of anti-dumping and anti-subsidy duties by China over the past three years has resulted in a significant decline in demand from China requiring United States producers to seek out alternative markets. Over the past year, Mexico has been a top destination with Canada, Indonesia, South Korea, Turkey and Vietnam receiving notable amounts of distillers grains produced in the United States. However recent trade disputes with foreign governments have created additional uncertainty as to future export demand.

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

We market and sell our own distillers modified wet grains with solubles without the assistance of a third-party marketer.

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

Since July 2016, we procured corn from CHS pursuant to a grain origination agreement (the "CHS Agreement"). In that agreement, we agreed to buy from CHS all of our requirements for feedstock grain meeting certain specifications. The CHS Agreement was for an initial five-year term which commenced on July 27, 2016. The CHS Agreement automatically renewed for successive one-year terms unless otherwise terminated in accordance with its terms. The CHS Agreement could also be terminated in the event of a breach by either party after a thirty-day notice of the breach and opportunity to cure. Under the CHS Agreement, we notified CHS of our grain requirements, including volume and delivery dates, on or before the first and fifteenth day of each month. We then provide to CHS a daily bid sheet for grain to be sold to the Company and CHS purchased the grain by separate purchase contracts at the basis prices, quantities and guidelines identified in the bid sheet using commercially reasonable efforts to obtain the lowest price available. All sales of grain by CHS were done by separate sales contracts requiring delivery of grain to the Company at the facility. We paid CHS the CBOT futures price less the weighted average of the basis prices plus a fixed fee per bushel of grain purchased. On January 3, 2019, we mutually agreed to terminate the CHS Agreement effective as of midnight January 31, 2019. In exchange for termination of the CHS Agreement, we agreed not to contract with another entity or company for grain procurement services until after July 26, 2021 and granted CHS a right of first refusal to serve as the Company's procurement agent until July 1, 2021. We have procured our own corn following termination of our arrangement with CHS.

The price at which we purchase corn depends on prevailing market prices. Increases in the price of corn significantly increase our cost of goods sold. If these increases in cost of goods sold are not offset by corresponding increases in the prices we receive from the sale of our products, these increases in cost of goods sold can have a significant negative impact on our financial performance.

Corn prices were higher during the fiscal year ended October 31, 2019 compared to the same period in 2018, primarily due to concerns that the wet spring experienced in the upper Midwest could have a significant impact on corn prices if the delayed planting due to wet conditions resulted in less corn bushels harvested this fall. On November 8, 2019, the United States Department of Agriculture ("USDA") released a report estimating the 2019 national corn crop at approximately 13.7 billion bushels, down 5% from last year's production, with yields averaging 167 bushels per acre. The USDA reported area harvested for grain at 81.8 million acres, down less than 1% from 2018. However, the corn crop in our local area has been better than expected. As a result, management expects that corn prices will be steady during the winter of 2020. However, weather, world supply and demand, current and anticipated corn stocks, agricultural policy and other factors can contribute to volatility in corn prices.

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

We do not anticipate any problems securing the natural gas we need to operate our ethanol plant during our 2020 fiscal year.

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

We do not anticipate any problems securing the electricity we need to operate our ethanol plant during our 2020 fiscal year.

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

Working Capital

We primarily use our working capital for purchases of raw materials necessary to operate the ethanol plant. Our primary sources of working capital are cash generated by our operations and our Term Revolving Loan with Compeer Financial, PCA ("Compeer"). At October 31, 2019, we had approximately $13,500,000 available to draw on our Term Revolving Loan.

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

The United States Environmental Protection Agency ("EPA") has the authority to waive the RFS statutory volume requirement, in whole or in part, provided one of the following two conditions have been met: (1) there is inadequate domestic renewable fuel supply; or (2) implementation of the requirement would severely harm the economy or environment of a state, region or the United States. Annually, the EPA is required by statute to pass a rule that establishes the number of gallons of different types of renewable fuels that must be used in the United States which is called the renewable volume obligations. The statutory volumes and the EPA's volumes for 2019 and 2020 (in billion gallons) are as follows:

		Total Renewable Fuel Volume Requirement	Portion of Volume Requirement That Can Be Met By Corn-based Ethanol
2019	Statutory	28.00	15.00
	EPA Rule 11/30/18	19.92	15.00
2020	Statutory	30.00	15.00
	EPA Rule 12/19/19	20.09	15.00

On July 5, 2019, the EPA released a proposed rule to set the renewable volume obligation for 2020. The EPA proposed to set the total volume obligation at 20.04 billion gallons of which 15.0 billion gallon could be met by corn-based ethanol. On October 15, 2019, the EPA released a supplemental notice seeking additional comment on a proposed rule on adjustments to the way that annual renewable fuel percentages are calculated. The supplemental notice was issued in response to an announcement on October 4, 2019, by President Trump of a proposed plan to require refiners not exempt from the rules to blend additional gallons of ethanol to make up for the gallons exempted by the EPA's expanded use of waivers to small refineries. The effect of these waivers is that the refinery is no longer required to earn or purchase blending credits, known as RINs, negatively affecting ethanol demand and resulting in lower ethanol prices. The proposed plan was expected to calculate the volume that refiners were required to blend by using a three-year average of exempted gallons. However, the EPA instead proposed to use a three-year average to account for the reduction in demand resulting from the waivers using the number of gallons of relief recommended by the United States Department of Energy. A public hearing on the proposed rule was held October 30 and the public comment period expired on November 30, 2019. The final rule was released on December 19, 2019.

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

Most ethanol that is used in the United States is sold in a blend called E10. E10 is a blend of 10% ethanol and 90% gasoline. E10 is approved for use in all standard vehicles. Estimates indicate that the 2019 gasoline demand in the United States will be approximately 143 billion gallons. Assuming that all gasoline in the United States is blended at a rate of 10% ethanol and 90% gasoline, the maximum demand for ethanol is approximately 14.3 billion gallons per year. This is commonly referred to as the “blending wall,” which represents a theoretical limit where more ethanol cannot be blended into the national gasoline pool. This is a theoretical limit because it is believed that it would not be possible to blend ethanol into every gallon of gasoline that is being used in the United States and it discounts the possibility of additional ethanol used in higher percentage blends such as E85 used in flex fuel vehicles. These higher percentage blends may lead to additional ethanol demand if they become more widely available and accepted by the market.

In June 2012, the EPA gave final approval for the sale of E15, gasoline which is blended at a rate of 15% ethanol and 85% gasoline, for use in vehicles manufactured in the model year 2001 and later. Although there have been significant steps towards introduction of E15 in the marketplace, there are still obstacles to meaningful market penetration by E15. Many states still have regulatory issues that hamper or prevent the sale of E15. In addition, sales of E15 may be limited because E15 is not approved for use in all vehicles, the EPA requires a label that may discourage consumers from using E15, and retailers may choose not to sell E15 due to concerns regarding liability. Previously, different gasoline blendstocks were required at certain times of the year in order to use E15 due to federal regulations related to fuel evaporative emissions which may prevent E15 from being used during certain times of the year in various states. In May of 2019, the EPA issued a final rule allowing the year-round sale of E15.

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

Competition

Ethanol

We are in direct competition with numerous ethanol producers, many of whom have greater resources than we do. Following the significant growth during 2005 and 2006, the ethanol industry has grown at a much slower pace. The Renewable Fuels Association estimates that there are approximately 208 ethanol production facilities in the U.S. with capacity to produce approximately 16.6 billion gallons of ethanol. However, the Renewable Fuels Association estimates that approximately 7% of the ethanol production capacity in the United States was currently idled.

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

The largest ethanol producers include Archer Daniels Midland, Flint Hill Resources, Green Plains Renewable Energy, POET Biorefining and Valero Renewable Fuels, each of which are capable of producing significantly more ethanol than we produce. The following table identifies the majority of the largest ethanol producers in the United States along with their approximate production capacities.

U.S. FUEL ETHANOL PRODUCTION CAPACITY
BY TOP PRODUCERS
Producers of Approximately 750
million gallons per year (mmgy) or more

Company	Approximate Capacity (mmgy)
Archer Daniels Midland	1,716
POET Biorefining	1,711
Valero Renewable Fuels	1,697
Green Plains Renewable Energy	1,111
Flint Hill Resources	840

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

During the fiscal year ended October 31, 2019, we incurred costs and expenses of approximately $491,000 complying with environmental laws.

Employees

As of October 31, 2019, we had 43 full-time employees. We do not expect the number of employees to materially change in the next twelve months.

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

Declines in the price of ethanol or distillers grains would reduce our revenues. The sale prices of ethanol and distillers grains can be volatile as a result of a number of factors such as overall supply and demand, the price of gasoline and corn, levels of government support, and the availability and price of competing products. Any lowering of ethanol or distillers grains prices, especially if it is associated with increases in corn and natural gas prices, may affect our ability to operate profitably. We anticipate the price of ethanol and distillers grains to continue to be volatile in our 2020 fiscal year. Declines in the prices we receive for our ethanol and distillers grains will lead to decreased revenues and may result in our inability to operate the ethanol plant profitably for an extended period of time which could decrease the value of our units.

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

We may violate the terms of our credit agreements, including the financial covenants, which could result in our lenders demanding immediate repayment. Our credit agreements include various financial loan covenants. We are currently in compliance with our loan covenants and management projections predict that we will be in compliance with our loan covenants for at least the next 12 months. However, unforeseen circumstances may develop which could result in us violating our loan covenants. If we violate the terms of our credit agreements, including our financial loan covenants, our lenders could deem us to be in default of our loans and require us to immediately repay the entire outstanding balance of our loans. If we do not have the funds available to repay the loans or we cannot find another source of financing, we may fail which could decrease or eliminate the value of our units.

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

Risks Related to Ethanol Industry

Lack of rail transportation infrastructure and delayed rail shipments have resulted in rail logistical problems which could negatively impact our financial performance. The ethanol industry has experienced difficulty transporting the ethanol which is produced. Ethanol is typically shipped by rail. Increased shipments of coal and oil by rail, decreased shipment capacity by the railroads due to fewer railroad crews, and poor weather conditions can result in slowed rail travel and loading times and delays in returning rail cars resulting in ethanol storage capacity constraints. If rail logistical problems were to occur, this could negatively impact our ability to operate the ethanol plant profitably which could reduce the value of our units.

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

The EPA's small refinery exemptions significantly reduced ethanol demand. The EPA issued exemptions from the RFS to certain small refiners which reduced the corn-based RFS requirement, resulted in significant decreases in ethanol demand and severely impacted ethanol prices. On October 15, 2019, the EPA released a supplemental notice seeking additional comment on a proposed rule on adjustments to the way that annual renewable fuel percentages are calculated. The supplemental notice was issued in response to an announcement by President Trump of a proposed plan to require refiners not exempt from the rules to blend additional gallons of ethanol to make up for the gallons exempted by the EPA's expanded use of waivers to small refineries. The proposed plan was expected to calculate the volume that refiners were required to blend by using a three-year average of exempted gallons. However, the EPA proposed to use a three-year average to account for the reduction in demand resulting from the waivers using the number of gallons of relief recommended by the United States Department of Energy. This rule was made final on December 19, 2019. If the EPA were to significantly reduce the volume requirements under the RFS or if the RFS were to be otherwise reduced or eliminated by the exercise of the EPA waiver authority or by Congress, the market price and demand for ethanol could decrease which will negatively impact our financial performance.

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

A reduction in ethanol exports to China due to the imposition of a tariff on U.S. ethanol could have a negative impact on ethanol prices. China imposed a tariff on ethanol which is produced in the United States and exported to China which has negatively impacted exports of ethanol to China. The decrease could negatively impact the market price of ethanol in the United States and our ability to profitably operate the ethanol plant.

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

All of our tangible and intangible property, real and personal, serves as the collateral for our credit with Compeer. Our credit facility is discussed in more detail under “ITEM 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED MEMBER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of January 23, 2020, we have 4,807 membership units outstanding and 1,418 unit holders of record. There is no public trading market for our membership units.

We have, however, established a Unit Trading Bulletin Board, a private online matching service, through Farmers National Company Agstock, LLC in order to facilitate trading among our members. The Unit Trading Bulletin Board has been designed to comply with federal tax laws and Internal Revenue Service ("IRS") regulations establishing a “qualified matching service,” as well as state and federal securities laws. Our Unit Trading Bulletin Board consists of an electronic bulletin board that provides a list of interested buyers with a list of interested sellers, along with their non-firm price quotes. The Unit Trading Bulletin Board does not automatically affect matches between potential sellers and buyers and it is the sole responsibility of sellers and buyers to contact each other to make a determination as to whether an agreement to transfer units may be reached. We do not become involved in any purchase or sale negotiations arising from our Unit Trading Bulletin Board and have no role in effecting the transactions beyond approval, as required under our member control agreement, and the issuance of new certificates. We do not give advice regarding the merits or shortcomings of any particular transaction. We do not receive, transfer or hold funds or securities as an incident of operating the Unit Trading Bulletin Board. We do not receive any compensation for creating or maintaining the Unit Trading Bulletin Board. In advertising our Unit Trading Bulletin Board, we do not characterize the Company as a broker or dealer or an exchange. We do not use the Unit Trading Bulletin Board to offer to buy or sell securities other than in compliance with the securities laws, including any applicable registration requirements.

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

The following table contains historical information by fiscal quarter for the fiscal years ended October 31, 2019 and 2018 regarding the actual unit transactions that were completed by our unit-holders during the periods specified. We believe this most accurately represents the current trading value of the Company's units. The information was compiled by reviewing the completed unit transfers that occurred on our Unit Trading Bulletin Board during the quarters indicated.

Quarter	Low Price	High Price	Average Price	# of Units Traded
2019 4th	$7,300	$7,300	$7,300	1
2019 3rd	$7,600	$8,200	$7,960	5
2019 2nd	$8,200	$8,750	$8,584	9
2019 1st	$9,200	$9,200	$9,200	3
2018 4th	$9,000	$9,517	$9,295	12
2018 3rd	$8,500	$9,551	$9,006	31
2018 2nd	$8,100	$9,000	$8,516	28
2018 1st	$8,200	$8,850	$8,581	13

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

Quarter	Low Price	High Price	Average Price	# of Units Listed
2019 4th	$7,250	$8,000	$7,636	7
2019 3rd	$7,590	$8,600	$8,216	27
2019 2nd	$8,000	$9,250	$8,617	12
2019 1st	$8,500	$9,300	$8,900	13
2018 4th	$9,000	$9,500	$9,133	12
2018 3rd	$9,000	$9,500	$9,113	24
2018 2nd	$8,000	$9,000	$8,335	31
2018 1st	$8,100	$9,000	$8,638	21

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

Performance Graph

The following graph shows a comparison of cumulative total member return since October 31, 2014, calculated on a dividend reinvested basis, for the Company, the NASDAQ Composite Index (the "NASDAQ") and an index of other companies that have the same SIC codes as the Company (the "Industry Index"). The graph assumes $100 was invested in each of our units, the NASDAQ, and the Industry Index on October 31, 2014. Note that historic stock price performance is not necessarily indicative of future unit price performance.

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

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Units Purchased	Average Price Paid per Unit $	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs
August 1, 2019 - August 31, 2019	—	—	—	—
September 1, 2019 - September 30, 2019	—	—	—	—
October 1, 2019 - October 31, 2019	1	7,200	—	—
Total	1	$7,200	—	—

ITEM 6. SELECTED FINANCIAL DATA

The following table presents selected financial and operating data as of the dates and for the periods indicated. The selected balance sheet financial data as of October 31, 2017, 2016 and 2015 and the selected statements of operations data and other financial data for the years ended October 31, 2016 and 2015 have been derived from our audited financial statements that are not included in this Form 10-K. The selected balance sheet financial data as of October 31, 2019 and 2018 and the selected statements of operations data and other financial data for each of the years in the three year period ended October 31, 2019 have been derived from the audited financial statements included elsewhere in this Form 10-K. You should read the following table in conjunction with "ITEM 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and the accompanying notes included elsewhere in this Form 10-K. Among other things, those financial statements include more detailed information regarding the basis of presentation for the following financial data.

Statement of Operations Data:	2019	2018	2017	2016	2015
Revenues	$97,249,109	$94,943,746	$100,225,143	$110,237,009	$139,597,173

Cost of Goods Sold	101,759,731	97,723,069	93,476,303	102,331,749	111,405,819

Gross Profit (Loss)	(4,510,622)	(2,779,323)	6,748,840	7,905,260	28,191,354

Operating Expenses	3,200,285	2,891,093	2,739,770	2,411,439	2,210,637

Operating Profit (Loss)	(7,710,907)	(5,670,416)	4,009,070	5,493,821	25,980,717

Other Income (Expense)	(563,329)	(489,008)	(489,758)	(440,283)	(4,046,541)

Net Income (Loss)	$(8,274,236)	$(6,159,424)	$3,519,312	$5,053,538	$21,934,176

Weighted Average Units Outstanding	4,809	4,814	4,834	4,953	4,953

Basic and Diluted Net Income (Loss) Per Unit	$(1,720.57)	$(1,279.48)	$728.03	$1,020.30	$4,428.46

Cash Distributions Per Unit	$—	$345	$345	$400	$1,125

Balance Sheet Data:	2019	2018	2017	2016	2015
Current Assets	$12,604,430	$10,850,002	$11,847,401	$17,887,759	$24,502,735

Net Property and Equipment	58,474,504	65,730,225	72,051,447	77,458,142	77,484,018

Other Assets	2,943,723	2,966,714	2,833,212	2,850,523	2,826,256

Total Assets	$74,022,657	$79,546,941	$86,732,060	$98,196,424	$104,813,009

Current Liabilities	$10,794,082	$8,026,683	$6,655,688	$6,920,569	$7,231,283

Long-Term Debt	7,244,124	7,222,371	7,942,403	18,663,726	24,315,010

Members' Equity	55,984,451	64,297,887	72,133,969	72,612,129	73,266,716

Total Liabilities & Members' Equity	$74,022,657	$79,546,941	$86,732,060	$98,196,424	$104,813,009
See "ITEM 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" for further discussion of our financial results.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Fiscal Years Ended October 31, 2019 and 2018

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, gross profit (loss), operating expenses, operating loss and other items to total revenues in our statements of operations for the fiscal years ended October 31, 2019 and 2018:

	2019		2018
Statements of Operations Data	Amount	%	Amount	%
Revenues	$97,249,109	100.00%	$94,943,746	100.00%
Cost of Goods Sold	101,759,731	104.64%	97,723,069	102.93%
Gross Loss	(4,510,622)	(4.64)%	(2,779,323)	(2.93)%
Operating Expenses	3,200,285	3.29%	2,891,093	3.05%
Operating Loss	(7,710,907)	(7.93)%	(5,670,416)	(5.97)%
Other Income (Expense), Net	(563,329)	(0.58)%	(489,008)	(0.52)%
Net Loss	$(8,274,236)	(8.51)%	$(6,159,424)	(6.49)%

The following table shows the sources of our revenues for the fiscal years ended October 31, 2019 and 2018.

	2019		2018
Revenue Sources	Amount	Percentage of Total Revenues	Amount	Percentage of Total Revenues
Ethanol Sales	$75,541,437	77.68%	$72,664,310	76.53%
Modified Wet Distillers Grains Sales	3,874,384	3.98%	3,323,857	3.50%
Dried Distillers Grains Sales	14,700,718	15.12%	15,641,622	16.48%
Corn Oil Sales	3,132,570	3.22%	3,313,957	3.49%
Total Revenues	$97,249,109	100.00%	$94,943,746	100.00%

Revenues

Ethanol

Our total revenues were higher for the fiscal year ended October 31, 2019 compared to the fiscal year ended October 31, 2018. Revenue from ethanol sales increased by approximately 3.96% during the fiscal year ended October 31, 2019 compared to the fiscal year ended October 31, 2018 primarily due to higher ethanol prices and an increase in gallons sold during the fiscal year ended October 31, 2019 compared to the fiscal year end October 31, 2018. The average ethanol sales price per gallon we received for the fiscal year ended October 31, 2019 was approximately 1.6% higher than the average price received for the fiscal year ended October 31, 2018. In addition, we experienced an increase in the gallons of ethanol sold during the fiscal year ended October 31, 2019 compared to the fiscal year ended October 31, 2018. The gallons of ethanol we sold during the fiscal year ended October 31, 2019 increased by 2.3% as compared to the number of gallons of ethanol sold for the fiscal year ended October 31, 2018.

Ethanol prices have been negatively affected by record levels of domestic production coupled with a decline in ethanol exports due to trade disputes with foreign governments and the institution of a tariff by China on ethanol produced in the United States. In addition, the EPA's continued use of the small refinery exemption could also have a negative impact on ethanol prices unless refiners are required to blend additional gallons of ethanol to make up for the gallons exempted. However, a positive outcome of trade talks between the United States and China could lead to an increase in ethanol demand from China and higher ethanol prices. In addition, approval of the year-round sale of E15 could contribute to higher ethanol prices. Ethanol prices will also likely continue to generally be directionally consistent with changes in corn and energy prices.

The increase in ethanol gallons sold for the fiscal year ended October 31, 2019, as compared to the number of gallons of ethanol we sold for the fiscal year ended October 31, 2018, was mainly due to less gallons in inventory at October 31, 2019. Management anticipates that overall ethanol production may increase in the future as compared with the amounts produced for the fiscal year ended October 31, 2019 due to our receipt of our new air permit which allows us to increase gallons of denatured ethanol produced per 12-month rolling average.

In the ordinary course of business, we enter into forward contracts for our commodity purchases and sales. At October 31, 2019, we had no forward fixed price ethanol sales contracts. For the fiscal years ended October 31, 2019 and 2018, we recorded losses due to changes in the fair value of our outstanding ethanol derivative positions of approximately $240,000 and $81,000, respectively.

Distillers Grains

Revenue from distillers grains decreased by approximately 2.1% during the fiscal year ended October 31, 2019 compared to the fiscal year ended October 31, 2018, primarily due to lower distillers grains prices during the fiscal year ended October 31, 2019 compared to same period of 2018. For the fiscal year ended October 31, 2019, the average price per ton that we received for our dried distillers grains was approximately 0.5% lower than the average price we received during the fiscal year ended October 31, 2018 due to price decreases in the protein market that correlate to the price of soybean meal and lower export demand due to the recent swine flu outbreak in China, Vietnam and other foreign countries. For the fiscal year ended October 31, 2019, the average price per ton that we received for our modified distillers grains was approximately 6.3% higher than during the fiscal year ended October 31, 2018 due to increased demand and reduced production in our local area.

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

The tons of dried distillers grains we sold during the fiscal year ended October 31, 2019 decreased by approximately 5.6% as compared to the tons of dried distillers grains we sold during the fiscal year ended October 31, 2018. The tons of modified distillers grains we sold during the fiscal year ended October 31, 2019, increased by approximately 9.7% as compared to the same period for 2018 due to an increase in the demand for our product in our area. Overall, the number of tons of distillers grains sold decreased during our fiscal year ended October 31, 2019 compared to the fiscal year ended October 31, 2018 due to increased efficiencies in ethanol production which resulted in our producing less distillers grains. Management anticipates that the overall amount of distillers grains produced may increase in the future as compared with the amounts produced for the fiscal year ended October 31, 2019, due to our receipt of our new air permit which allows us to increase gallons of ethanol produced and which would also increase our distillers grains production.

Corn Oil

Revenue from corn oil sales decreased by approximately 5.5% for the fiscal year ended October 31, 2019, as compared to the fiscal year ended October 31, 2018, primarily due to a decrease in pounds of corn oil sold during the fiscal year ended October 31, 2019 compared to the fiscal year ended October 31, 2018. The pounds of corn oil we sold during the fiscal year ended October 31, 2019 decreased by approximately 11.7% as compared to the pounds of corn oil we sold for the fiscal year ended October 31, 2018 due to our corn oil extraction equipment running less efficiently. Management anticipates that the overall amount of corn oil produced may increase in the future as compared with the amounts produced for the fiscal year ended October 31, 2019, due to our receipt of our new air permit which allows us to increase gallons of ethanol produced and which would also increase our corn oil production.

The average price per pound of corn oil sold increased during the fiscal year ended October 31, 2019 compared to the same period of 2018. For the fiscal year ended October 31, 2019, the average price per pound of corn oil we received was approximately 4.3% higher than during the fiscal year ended October 31, 2018 due to increased demand from the corn oil feed market. Management anticipates that corn oil prices in the future will be affected by changes in corn and energy prices and the recent renewal of the biodiesel blenders' tax credit.

Cost of Goods Sold

Our two largest costs of production are corn (65.1% of cost of goods sold for the fiscal year ended October 31, 2019) and natural gas (4.7% of cost of goods sold for the fiscal year ended October 31, 2019). Our total cost of goods sold was approximately 4.1% more during the fiscal year ended October 31, 2019 compared to the fiscal year ended October 31, 2018 due to increased corn costs and depreciation.

Corn

Our average price per bushel of corn for the fiscal year ended October 31, 2019 increased by approximately 2.2% as compared to the fiscal year ended October 31, 2018 primarily due to increased market value for corn. We used approximately 2.1% less bushels of corn in the fiscal year ended October 31, 2019 as compared to the fiscal year ended October 31, 2018 due to improved efficiencies in ethanol production.

Management expects there to be an adequate corn supply available in our area to operate the ethanol plant. However, corn prices have been volatile and are likely to remain so in the future depending on weather conditions, supply and demand, stocks and other factors which could significantly impact our costs of production.

Management anticipates corn consumption may increase in the future as compared with the amounts produced for the fiscal year ended October 31, 2019, due to our receipt of our new air permit which allows us to increase gallons of ethanol produced and which would also increase our corn consumption.

At October 31, 2019, we had approximately 190,000 bushels of forward fixed basis corn purchase contracts and 453,000 bushels of forward fixed price corn purchase contracts valued at approximately $1,725,000 for various delivery periods through July 2021. We recorded losses due to changes in the fair value of our outstanding corn derivative positions for the fiscal years ended October 31, 2019 and 2018 of approximately $835,000 and $149,000, respectively.

Natural Gas

For the fiscal year ended October 31, 2019, we purchased approximately 5.6% less natural gas as compared to the same period of 2018. This decrease in natural gas usage is primarily due to the decrease in dried distillers grains production. Our average price per MMBTU of natural gas was approximately 4.2% lower for the fiscal year ended October 31, 2019 compared to the fiscal year ended October 31, 2018.

Natural gas prices were lower on average for the fiscal year ended October 31, 2019 due to an increased supply and our locking in prices for the majority of our natural gas requirements. Management anticipates that natural gas prices will increase if the natural gas industry experiences production problems or if there are large increases in natural gas demand which will likely depend on the severity of the winter weather conditions experienced during our 2020 fiscal year.

At October 31, 2019, we had approximately 2,968,000 MMBTUs of forward natural gas fixed price purchase contracts valued at approximately $7,497,000 for delivery periods through March 2021. For the fiscal years ended October 31, 2019 and 2018, we recorded gains due to the change in fair value of our outstanding natural gas derivative positions of approximately $22,000 and $38,000, respectively.

Operating Expenses

We had operating expenses for the fiscal year ended October 31, 2019 of $3,200,285 compared to operating expenses of $2,891,093 for the fiscal year ended October 31, 2018. Management attributes this increase in operating expenses to an increase in licenses and permit fees, payment of a civil penalty to the Environmental Protection Agency and also an increase in IT fees and advertising costs. We continue to pursue strategies to optimize efficiencies and maximize production. These efforts may result in a decrease in our operating expenses on a per gallon basis. However, because these expenses do not vary with the level of production at the plant, we expect our operating expenses to remain relatively steady.

Operating Loss

We had an operating loss for the fiscal year ended October 31, 2019 of $7,710,907 compared to an operating loss of $5,670,416 for the fiscal year ended October 31, 2018. This decrease in our profitability for the fiscal year ended October 31, 2019, was due primarily to the increase in the price we paid for corn relative to the price we received for ethanol.

Other Income (Expense), Net

We had total other expense for the fiscal year ended October 31, 2019 of $563,329 compared to other expense of $489,008 for the fiscal year ended October 31, 2018. Our other expense for the fiscal year ended October 31, 2019, consisted primarily of interest expense which was offset in part by income from investments.

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

Ethanol prices were lower on average during our 2018 fiscal year due to record levels of domestic production. In addition, ethanol prices were negatively affected by trade disputes with foreign governments and the institution of a tariff by China on ethanol produced in the United States resulting in decreased export demand from China.

The decrease in ethanol gallons sold for the fiscal year ended October 31, 2018, as compared to the number of gallons of ethanol we sold for the fiscal year ended October 31, 2017, was mainly due to a slight decrease in ethanol production.

In the ordinary course of business, we enter into forward contracts for our commodity purchases and sales. At October 31, 2018, we had no forward fixed price ethanol sales contracts. We recorded a loss related to ethanol based derivative instruments of approximately $81,000 for the fiscal year ended October 31, 2018. We recorded a gain related to ethanol based derivative instruments of approximately $569,000 for the fiscal year ended October 31, 2017.

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

Management attributes the increase in the average price we received for dried distillers grains for the fiscal year ended October 31, 2018, as compared to the fiscal year ended October 31, 2017, to price increases in the protein market that correlate to the price of soybean meal, the imposition by China of anti-dumping and anti-subsidy duties on distillers grains produced in the U.S. and trade actions by the Trump administration and foreign governments which created additional uncertainty as to future agricultural export demand from China and other countries.

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

The pounds of corn oil we sold during the fiscal year ended October 31, 2018 increased by approximately 7.6% as compared to the pounds of corn oil we sold for the fiscal year ended October 31, 2017 due to our corn oil extraction equipment running more efficiently.

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

Operating Loss

We had an operating loss for the fiscal year ended October 31, 2018 of $5,670,416, compared to operating profit of $4,009,070 for the fiscal year ended October 31, 2017. This decrease in our profitability for the fiscal year ended October 31, 2018, was due primarily to the decrease in the price we received for ethanol relative to the price we paid for corn.

Other Income (Expense), Net

We had total other expense for the fiscal year ended October 31, 2018 of $489,008 compared to other expense of $489,758 for the fiscal year ended October 31, 2017. Our other expense for the fiscal year ended October 31, 2018, consisted primarily of interest expense which was offset in part by income from investments.

Changes in Financial Condition for the Fiscal Years Ended October 31, 2019 and 2018

The following table highlights the changes in our financial condition for the fiscal year ended October 31, 2019 from our previous fiscal year ended October 31, 2018:

	October 31, 2019	October 31, 2018
Current Assets	$12,604,430	$10,850,002
Current Liabilities	10,794,082	8,026,683
Long-Term Liabilities	7,244,124	7,222,371

Current Assets. The increase in current assets at October 31, 2019 was primarily the result of increases in accounts receivable and cash and cash equivalents. These increases were partially offset by decreases in inventories and derivative instruments.

Current Liabilities. The increase in current liabilities at October 31, 2019 was primarily the result of increases in accounts payable.

Long-Term Liabilities. Long-term debt increased at October 31, 2019, as compared to October 31, 2018, primarily due to increased borrowings on our Term Revolving Loan.

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

The following table shows cash flows for the fiscal years ended October 31, 2019 and 2018:

	October 31, 2019	October 31, 2018

Net cash provided by operating activities	$2,957,651	$4,393,981
Net cash used in investing activities	(1,709,039)	(2,274,830)
Net cash used in financing activities	(40,200)	(2,426,658)

Cash Flow From Operations

We experienced a decrease in our cash provided by operating activities for the fiscal year ended October 31, 2019, as compared to the fiscal year ended October 31, 2018. This decrease was primarily due to an increase in our net loss during the fiscal year ended October 31, 2019.

Cash Flow From Investing Activities

We used less cash for investing activities during the fiscal year ended October 31, 2019 as compared to the fiscal year ended October 31, 2018. This change was primarily due to a decrease in capital expenditures during the fiscal year ended October 31, 2019.

Cash Flow From Financing Activities

We used less cash for financing activities during the fiscal year ended October 31, 2019, as compared to the fiscal year ended October 31, 2018. This decrease was primarily a result of increased borrowings on long-term debt and a decrease in the amount we paid towards the principal balance on our loan and decreased distributions to members during the fiscal year ended October 31, 2019, as compared to the fiscal year ended October 31, 2018.

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

Short-Term and Long-Term Debt Sources

On January 22, 2016, we entered into a Second Amended and Restated Credit Agreement with Compeer Financial f/k/a AgStar Financial Services, PCA ("Compeer"). In connection therewith, as of the same date, we executed a Second Amended and Restated Term Notes, Second Amended and Restated Term Revolving Notes, an Amended and Restated Security Agreement and a Second Amended and Restated Mortgage, Security Agreement, Assignment of Leases and Fixture Financing Statement. The Second Amended and Restated Credit Agreement decreased the Variable Rate Term Loan to $15,000,000, increased the Term Revolving Loan to $15,000,000 and eliminated the Revolving Line of Credit. Effective April 20, 2018, we executed a First Amendment to Second Amended and Restated Credit Agreement with Compeer which increased the availability under the Term Revolving Loan to $20,000,000. In connection therewith, as of the same date, we executed a Third Amended and Restated Term Revolving Note and a Third Amended and Restated Mortgage, Security Agreement, Assignment of Leases and Fixture Financing Statement. Subsequent to our fiscal year end, on December 17, 2019, Compeer waived our violation at October 31, 2019, of the minimum debt service coverage ratio set forth in the Second Amended and Restated Credit Agreement.

Variable Rate Term Loan

The Variable Rate Term Loan is for $15,000,000 with a variable interest rate based on the 30-day LIBOR rate plus 325 basis points with no minimum interest rate. The applicable interest rate at October 31, 2019 was 5.30%. Monthly principal payments are due on the Term Loan of approximately $250,000 plus accrued interest. Payments are based upon a five year amortization. Payments of all amounts outstanding are due on January 22, 2021. The outstanding balance on this note was $3,500,000 at October 31, 2019. We may convert the Term Loan to a fixed rate loan, subject to certain conditions as described in the Second Amended and Restated Credit Agreement and with the consent of Compeer.

Term Revolving Loan

The Term Revolving Loan is for up to $20,000,000 with a variable interest rate that is based on the 30-day LIBOR rate plus 325 basis points with no minimum interest rate. The applicable interest rate at October 31, 2019 was 5.30%. The Term Revolving Loan may be advanced, repaid and re-borrowed during the term. Monthly interest payments are due on the Term Revolving Loan with payment of all amounts outstanding due on January 22, 2023. The outstanding balance on this note was $6,499,000 at October 31, 2019. We are also required to pay unused commitment fees for the Term Revolving Loan as defined in the Second Amended and Restated Credit Agreement.

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

Presently, we are meeting our liquidity needs and complying with our financial covenants and the other terms of our loan agreements with Compeer except as to our violation, at October 31, 2019, of the minimum debt service coverage ratio requirement of 1.25:1.00 which was waived by Compeer on December 17, 2019. We will continue to work with Compeer to try to ensure that the terms of our loan agreements are met going forward. However, we cannot provide any assurance that our actions will result in sustained profitable operations or that we will not be in violation of our loan covenants or in default on our principal payments in the future. Should unfavorable market conditions result in our violation of the terms or covenants of our loan and we fail to obtain a waiver of any such term or covenant, Compeer could deem us in default of our loans and require us to immediately repay a significant portion or possibly the entire outstanding balance of our loans. In the event of a default, Compeer could also elect to proceed with a foreclosure action on our plant.

Contractual Cash Obligations

In addition to our long-term debt obligations, we have certain other contractual cash obligations and commitments. The following tables provide information regarding our contractual obligations and approximate commitments as of October 31, 2019:

	Payment Due by Period
	Total	Less than One Year	One to Three Years	Three to Five Years	After Five Years
Long-Term Debt Obligations	$9,999,000	$2,750,000	$750,000	$6,499,000	—
Operating Lease Obligations	786,240	168,480	336,960	280,800	—
Purchase Obligations	8,510,005	5,753,360	2,756,645	—	—
Total Contractual Obligations	$19,295,245	$8,671,840	$3,843,605	$6,779,800	$—

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

As of October 31, 2019, the fair values of our commodity-based derivative instruments are a net liability of $651,818. As the prices of the hedged commodity moves in reaction to market trends and information, our statement of operations will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to protect the Company over the term of the contracts for the hedged amounts.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from our Variable Rate Term Loan and our Term Revolving Loan, each bearing a variable interest rate.  As of October 31, 2019, we had $3,500,000 outstanding on the Variable Term Loan and $6,499,000 outstanding on the Term Revolving Loan. Interest will accrue at the 30-day LIBOR rate plus 325 basis points. The applicable interest rate on these loans at October 31, 2019 was 5.30%. If we were to experience a 10% adverse change in LIBOR, the annual effect such change would have on our statement of operations, based on the amount we had outstanding on our Term Loan and Term Revolving Loan at October 31, 2019, would be approximately $53,000.

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

In the ordinary course of business, we enter into forward contracts for our commodity purchases. At October 31, 2019, we have approximately 190,000 bushels of forward fixed basis corn contracts and 453,000 bushels of forward fixed price corn contracts valued at approximately $1,725,000. These purchase contracts are for various delivery periods through July 2021. At October 31, 2019, we have approximately 2,968,000 MMBTUs of forward natural gas fixed price purchase contracts valued at approximately $7,497,000 for delivery periods through March 2021. In addition, at October 31, 2019, we have approximately 101,000 gallons of forward fixed price denaturant purchase contracts valued at approximately $137,000 for delivery periods through December 2019.

In the ordinary course of business, we enter into forward contracts for our commodity sales. At October 31, 2019 we have no forward fixed price ethanol sales contracts. At October 31, 2019, we have approximately 8,800 tons of forward fixed price dried distillers grains sales contracts valued at approximately $1,177,000 for delivery periods through January 2020. At October 31, 2019, we have approximately 29,600 tons of forward fixed price modified distillers grains sales contracts valued at approximately $2,226,000 for delivery periods through July 2020. In addition, at October 31, 2019, we have approximately 1,056,000 pounds of forward fixed price corn oil sales contracts valued at approximately $248,000 for delivery periods through November 2019.
We recorded losses due to changes in the fair value of our outstanding corn derivative positions for the fiscal years ended October 31, 2019 and 2018 of approximately $835,000 and $149,000, respectively. For the fiscal years ended October 31, 2019 and 2018, we recorded losses due to changes in the fair value of our outstanding ethanol derivative positions of approximately $240,000 and $81,000, respectively. For the fiscal years ended October 31, 2019 and 2018, we recorded gains due to the change in fair value of our outstanding natural gas derivative positions of approximately $22,000 and $38,000, respectively.

As commodity prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to produce long-term positive growth for us.

A sensitivity analysis has been prepared to estimate our exposure to ethanol, distillers grains, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas prices and average ethanol and distillers grains prices as of October 31, 2019 net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from October 31, 2019. The results of this analysis, which may differ from actual results, are approximately as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price as of 10/31/19	Approximate Adverse Change to Income
Natural Gas	1,591,950	MMBTU	10%	$543,000
Ethanol	66,056,000	Gallons	10%	$8,257,000
Corn	22,621,918	Bushels	10%	$7,488,000
DDGs	131,207	Tons	10%	$1,728,000

For comparison purposes, the results of our sensitivity analysis for October 31, 2018, were as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price as of 10/31/18	Approximate Adverse Change to Income
Natural Gas	1,443,173	MMBTU	10%	$470,000
Ethanol	59,500,000	Gallons	10%	$6,783,000
Corn	20,517,241	Bushels	10%	$6,689,000
DDGs	139,415	Tons	10%	$1,812,000

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members and the Board of Governors of Highwater Ethanol, LLC

Opinion on the Financial Statements
We have audited the accompanying balance sheets of Highwater Ethanol, LLC (the Company) as of October 31, 2019 and 2018, the related statements of operations, changes in members’ equity and cash flows for each of the three years in the period ended October 31, 2019, and the related notes to the financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

Sioux Falls, South Dakota
January 23, 2020

HIGHWATER ETHANOL, LLC
Balance Sheets

ASSETS	October 31, 2019	October 31, 2018

Current Assets
Cash and cash equivalents	$1,639,114	$430,702
Derivative instruments	469,740	942,885
Accounts receivable	2,961,977	1,316,129
Inventories	7,367,356	8,068,691
Prepaids and other	166,243	91,595
Total current assets	12,604,430	10,850,002

Property and Equipment
Land and land improvements	12,836,332	12,647,512
Buildings	38,818,532	38,818,532
Office equipment	1,151,330	1,151,330
Plant and process equipment	78,050,785	76,467,906
Vehicles	123,779	74,094
Construction in progress	278,333	445,455
	131,259,091	129,604,829
Less accumulated depreciation	(72,784,587)	(63,874,604)
Net property and equipment	58,474,504	65,730,225

Other Assets
Investments	2,752,266	2,775,257
Deposits	191,457	191,457
Total other assets	2,943,723	2,966,714

Total Assets	$74,022,657	$79,546,941

LIABILITIES AND MEMBERS' EQUITY	October 31, 2019	October 31, 2018

Current Liabilities
Accounts payable	$6,908,305	$4,149,907
Accrued expenses	1,156,038	1,161,340
Current maturities of long-term debt	2,729,739	2,715,436
Total current liabilities	10,794,082	8,026,683

Long-Term Debt	7,244,124	7,222,371

Commitments and Contingencies (Note 11)

Members' Equity
Members' equity, 4,807 and 4,812 units outstanding, respectively	55,984,451	64,297,887
Total Liabilities and Members’ Equity	$74,022,657	$79,546,941

Notes to Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Statements of Operations

	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	October 31, 2019	October 31, 2018	October 31, 2017

Revenues	$97,249,109	$94,943,746	$100,225,143

Cost of Goods Sold	101,759,731	97,723,069	93,476,303

Gross Profit (Loss)	(4,510,622)	(2,779,323)	6,748,840

Operating Expenses	3,200,285	2,891,093	2,739,770

Operating Profit (Loss)	(7,710,907)	(5,670,416)	4,009,070

Other Income (Expense)
Interest income	8,720	3,173	1,389
Other income	181,172	66,091	111,945
Interest expense	(872,491)	(713,386)	(700,493)
Income from equity method investments	119,270	155,114	97,401
Total other expense, net	(563,329)	(489,008)	(489,758)

Net Income (Loss)	$(8,274,236)	$(6,159,424)	$3,519,312

Weighted Average Units Outstanding	4,809	4,814	4,834
Net Income (Loss) Per Unit	$(1,720.57)	$(1,279.48)	$728.03
Distributions Per Unit	$—	$345	$345

Notes to Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Statements of Changes in Members' Equity

Members' Equity

Balance - October 31, 2016	70,852,397

Net income	3,519,312

Member distributions	(1,687,740)

Member unit repurchase, 78.5 units	(550,000)

Balance - October 31, 2017	72,133,969

Net loss	(6,159,424)

Member distributions	(1,660,658)

Member unit repurchase, 2 units	(16,000)

Balance - October 31, 2018	64,297,887

Net loss	(8,274,236)

Member unit repurchase, 5 units	(39,200)

Balance - October 31, 2019	55,984,451

Notes to Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Statements of Cash Flows

	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	October 31, 2019	October 31, 2018	October 31, 2017

Cash Flows from Operating Activities
Net income (loss)	$(8,274,236)	$(6,159,424)	$3,519,312
Adjustments to reconcile net income (loss) to net cash provided by operations
Depreciation and amortization	8,947,039	8,649,702	8,114,306
Distributions in excess of earnings from equity method investments	272,049	232,353	244,183
Gain on sale of asset	—	—	(11,793)
Non-cash patronage income	(249,058)	(365,854)	(192,094)
Change in working capital components
Accounts receivable	(1,645,848)	1,522,025	1,301,533
Inventories	701,335	(687,985)	(421,803)
Derivative instruments	473,146	(142,686)	(259,913)
Prepaids and other	(74,648)	(1,462)	(32,152)
Accounts payable	2,813,174	1,361,072	28,171
Accrued expenses	(5,302)	(13,760)	160,963
Net cash provided by operating activities	2,957,651	4,393,981	12,450,713

Cash Flows from Investing Activities
Capital expenditures	(1,709,039)	(2,274,830)	(5,137,921)
Proceeds from sale of asset	—	—	18,523
Net cash used in investing activities	(1,709,039)	(2,274,830)	(5,119,398)

Cash Flows from Financing Activities
Payments on long-term debt	(14,001,000)	(3,250,000)	(6,485,166)
Advances on long-term debt	14,000,000	2,500,000	—
Member unit repurchases	(39,200)	(16,000)	(550,000)
Member distributions	—	(1,660,658)	(1,687,740)
Net cash used in financing activities	(40,200)	(2,426,658)	(8,722,906)

Net Increase (decrease) in Cash and Cash Equivalents	1,208,412	(307,507)	(1,391,591)

Cash and cash equivalents – Beginning of Period	430,702	738,209	2,129,800

Cash and cash equivalents – End of Period	$1,639,114	$430,702	$738,209

Supplemental Cash Flow Information
Cash paid for interest expense	$761,920	$568,345	$585,348

Supplemental Disclosure of Noncash Financing and Investing Activities
Capital expenditures included in accounts payable	$13,214	$67,990	$44,216

Notes to Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Notes to Financial Statements
October 31, 2019 and 2018

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Highwater Ethanol, LLC, (a Minnesota Limited Liability Company) operates a 50 million gallon per year nameplate ethanol plant in Lamberton, Minnesota. The Company produces and sells fuel ethanol and co-products of the fuel ethanol production process, in the continental United States.

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

Disaggregation of revenue:

All revenue recognized in the income statement is considered to be revenue from contracts with customers. The following table depicts the disaggregation of revenue according to product line for the fiscal years ended October 31, 2019, and 2018:

HIGHWATER ETHANOL, LLC
Notes to Financial Statements
October 31, 2019 and 2018

	Fiscal Year Ended October 31, 2019	Fiscal Year Ended October 31, 2018
Revenue Sources	Amount	Amount

Ethanol Sales	$75,541,437	$72,664,310
Modified Distillers Grains Sales	3,874,384	3,323,857
Dried Distillers Grains Sales	14,700,718	15,641,622
Corn Oil Sales	3,132,570	3,313,957
Total Revenues	$97,249,109	$94,943,746

Contract assets and contract liabilities:

The following table provides information about receivables and contract liabilities from contracts with customers:

	October 31, 2019	October 31, 2018

Accounts receivable	$2,643,352	$1,061,970
Short term contract liabilities	4,947	—

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

HIGHWATER ETHANOL, LLC
Notes to Financial Statements
October 31, 2019 and 2018

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

Accounts receivable are recorded at their estimated net realizable value. Accounts are considered past due if payment is not made on a timely basis in accordance with the Company’s credit terms. Accounts considered uncollectible are written off. The Company’s estimate of the allowance for doubtful accounts is based on historical experience, its evaluation of the current status of receivables, and unusual circumstances, if any. At October 31, 2019 and 2018, the Company has determined that amounts are collectible and an allowance was not considered necessary.

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

In accordance with the Company’s policy for evaluating impairment of long-lived assets described above, when a triggering event occurs management evaluates the recoverability of the facilities based on projected future cash flows from operations over the facilities’ estimated useful lives. In determining the projected future undiscounted cash flows, the Company makes significant assumptions concerning the future viability of the ethanol industry, the future price of corn in relation to the future price of ethanol and the overall demand in relation to production and supply capacity. The Company has not recorded any impairment as of October 31, 2019 and 2018.

HIGHWATER ETHANOL, LLC
Notes to Financial Statements
October 31, 2019 and 2018

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts receivable, and accounts payable, and other working capital items approximate fair value at October 31, 2019 and 2018 due to the short maturity nature of these instruments (Level 2).

Commodities contracts are carried at fair value, based on dealer quotes and live trading levels (Note 5).

The Company believes the carrying amount of the long-term debt approximates fair value due to a significant portion of total indebtedness containing variable interest rates and this rate is a market interest rate for these borrowings (Level 2).

Equity Method Investments

The Company has a 5.55% investment interest in an unlisted company, Renewable Fuels Marketing Group, LLC (RPMG), which markets the Company’s ethanol. The Company also has a 7% ownership interest in Lawrenceville Tank, LLC (LT), which owns and operates a trans load/tank facility near Atlanta, Georgia. These investments are flow-through entities and are being accounted for by the equity method of accounting under which the Company’s share of net income is recognized as income in the Company’s statements of operations and added to the investment account. Distributions or dividends received from the investments are treated as a reduction of the investment account. The Company consistently follows the practice of recognizing the net income based on a one month lag. Therefore, net income related to RPMG and LT is reported in the Company’s statements of operations for the years ended October 31, 2019, 2018 and 2017 based on their results of operations for the twelve month periods ended September 30, 2019, 2018 and 2017.

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

HIGHWATER ETHANOL, LLC
Notes to Financial Statements
October 31, 2019 and 2018

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This ASU requires lessees to recognize a lease liability and a right-to-use asset for all leases, including operating leases, with a term greater than twelve months on its balance sheet. This ASU is effective in annual and interim periods in fiscal years beginning after December 15, 2018, with early adoption permitted, and requires a modified retrospective transition method. The Company has evaluated the impact that this new guidance will have on the Financial Statements. As a result, the Company will recognize right-of-use assets of approximately $2,100,000 as of November 1, 2019 using the modified cumulative-effect adjustment transition method.

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

3. INVENTORIES

Inventories consisted of the following at:

	October 31, 2019	October 31, 2018

Raw materials	$2,801,255	$2,339,767
Spare parts and supplies	3,384,360	3,118,195
Work in process	743,850	752,454
Finished goods	437,891	1,858,275
Total	$7,367,356	$8,068,691

The Company recorded a lower of cost or net realizable value write-down on inventory of approximately $21,000 and $239,000 for the fiscal years ended October 31, 2019 and 2018, respectively.

4. DERIVATIVE INSTRUMENTS

As of October 31, 2019, the Company had entered into corn, ethanol and natural gas derivative instruments, which are required to be recorded as either assets or liabilities at fair value in the balance sheet. The Company uses these instruments to manage risks from changes in market rates and prices. Derivatives qualify for treatment as hedges when there is a high correlation between the change in fair value of the derivative instrument and the related change in value of the underlying hedged item. The Company

HIGHWATER ETHANOL, LLC
Notes to Financial Statements
October 31, 2019 and 2018

may designate the hedging instruments based upon the exposure being hedged as a fair value hedge, a cash flow hedge or a hedge against foreign currency exposure. The derivative instruments outstanding at October 31, 2019 are not designated as effective hedges for accounting purposes.

Commodity Contracts

Management expects all open positions outstanding as of October 31, 2019 to be realized within the next twelve months.

The following tables provide details regarding the Company's derivative instruments at October 31:

Instrument	Balance Sheet location
		2019	2018

Corn, natural gas and ethanol contracts
In gain position		$124,069	$—
In loss position		(775,887)	(2,280,280)
Deposits with broker		1,121,558	3,223,165
	Current assets	$469,740	$942,885

The following tables provide details regarding the gains (losses) from the Company's derivative instruments in the statements of operations, none of which are designated as hedging instruments:

	Statement of	Year Ended October 31
	Operations location	2019	2018	2017
Ethanol contracts	Revenues	(240,284)	(81,032)	568,715
Corn contracts	Cost of goods sold	(835,456)	(149,323)	1,751,018
Natural gas contracts	Cost of goods sold	21,833	38,137	11,267

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

•	Level 2 inputs include the following:

◦	Quoted prices in active markets for similar assets or liabilities.

◦	Quoted prices in markets that are not active for identical or similar assets or liabilities.

◦	Inputs other than quoted prices that are observable for the asset or liability.

◦	Inputs that are derived primarily from or corroborated by observable market data by correlation or other means.

•	Level 3 inputs are unobservable inputs for the asset or liability.

The following table provides information on those assets (liabilities) measured at fair value on a recurring basis.

	Fair Value as of	Fair Value Measurement Using
	October 31, 2019	Level 1	Level 2	Level 3
Derivative instrument - commodities
In gain position	$124,069	$4,538	$119,531	$—
In loss position	$(775,887)	$(4,375)	$(771,512)	$—

HIGHWATER ETHANOL, LLC
Notes to Financial Statements
October 31, 2019 and 2018

	Fair Value as of	Fair Value Measurement Using
	October 31, 2018	Level 1	Level 2	Level 3
Derivative instrument - commodities
In gain position	$—	$—	$—	$—
In loss position	$(2,280,280)	$(37,485)	$(2,242,795)	$—

The Company determines the fair value of the commodities contracts by obtaining the fair value measurements from an independent pricing service based on dealer quotes and live trading levels from the Chicago Board of Trade.

6. INVESTMENT IN RPMG

The financial statements of RPMG are summarized as of and for the years ended September 30 as follows:

	September 30, 2019	September 30, 2018

Current assets	$181,920,147	$165,666,359
Other assets	876,852	1,068,488
Current liabilities	152,492,824	135,448,249
Long-term liabilities	14,000	31,000
Members' equity	30,290,175	31,255,598
Revenue	3,244,543,605	3,070,802,183
Net income	1,677,577	2,099,285

7. DEBT FINANCING

Long-term debt consists of the following at:

	October 31, 2019	October 31, 2018
Variable Rate Term Loan (Compeer)	$3,500,000	$6,500,000

Term Revolving Loan (Compeer)	6,499,000	3,500,000

Total	9,999,000	10,000,000

Less debt issuance costs	(25,137)	(62,193)

Less amounts due within one year	(2,729,739)	(2,715,436)

Net long-term debt	$7,244,124	$7,222,371

Bank Financing
On January 22, 2016, the Company entered into a Second Amended and Restated Credit Agreement with Compeer, as administrative agent for several financial institutions which amended the Amended and Restated Credit Agreement dated September 22, 2014. The Second Amended and Restated Credit Agreement decreased the Term Loan to $15,000,000, increased the Term Revolving Loan to $15,000,000 and eliminated the Revolving Line of Credit. Effective April 20, 2018, the Company executed a First Amendment to Second Amended and Restated Credit Agreement with Compeer which increased the availability under the Term Revolving Loan to $20,000,000.

HIGHWATER ETHANOL, LLC
Notes to Financial Statements
October 31, 2019 and 2018

Variable Rate Term Loan

The Variable Rate Term Loan is for $15,000,000 with a variable interest rate based on the greater of the 30-day LIBOR rate plus 325 basis points with no minimum interest rate. The applicable interest rate at October 31, 2019 was 5.30%. Monthly principal payments are due on the Term Loan of approximately $250,000 plus accrued interest. Payments of all amounts outstanding are due on January 22, 2021. The outstanding balance on this note was $3,500,000 at October 31, 2019. The Company may convert the Term Loan to a fixed rate loan, subject to certain conditions as described in the Amended and Restated Credit Agreement and with the consent of Compeer.

Term Revolving Loan

The Term Revolving Loan was for up to $15,000,000 with a variable interest rate that is based on the 30-day LIBOR rate plus 325 basis points with no minimum interest rate. The applicable interest rate at October 31, 2019 was 5.30%. Effective April 20, 2018, the availability under the Term Revolving Loan was increased to $20,000,000. The Term Revolving Loan may be advanced, repaid and re-borrowed during the term. Monthly interest payments are due on the Term Revolving Loan. Payment of all amounts outstanding is due on January 22, 2023. The outstanding balance was $6,499,000 at October 31, 2019. The Company is also required to pay unused commitment fees for the Term Revolving Loan as defined in the Second Amended and Restated Credit Agreement.

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

The Company is limited to annual capital expenditures of $5,000,000 without prior approval, incurring additional debt over certain amounts without prior approval, and making additional investments as described in the Second Amended and Restated Credit Agreement without prior approval. The Company is allowed to make distributions to members as frequently as monthly in an amount equal to 75% of net income if working capital is greater than or equal to $8,250,000, or 100% of net income if working capital is greater than or equal to $11,000,000, or an unlimited amount if working capital is greater than or equal to $11,000,000 and the outstanding balance on the Term Loan is $0. As of October 31, 2019, the Company violated the debt service coverage ratio requirement of 1.25:1.00. Subsequent to the fiscal year end, on December 17, 2019, Compeer waived the Company's violation, at October 31, 2019, of the minimum debt services coverage ratio requirement of 1.25:1.00.

The estimated maturities of the long-term debt at October 31, 2019 are as follows:

HIGHWATER ETHANOL, LLC
Notes to Financial Statements
October 31, 2019 and 2018

Fiscal Year	Principal	Debt Issuance Costs	Total
2020	$2,750,000	$(20,261)	$2,729,739
2021	750,000	(4,876)	745,124
2022	—	—	—
2023	6,499,000	—	6,499,000

Long-term debt	$9,999,000	$(25,137)	$9,973,863

8. LEASES

The Company leases rail cars and equipment under operating leases. Rail car leases include additional payments for usage beyond specified levels. Total lease expense for the years ending October 31, 2019, 2018 and 2017 was $276,151, $295,920 and $295,920, respectively.

Future minimum lease payments under operating leases are as follows at October 31, 2019:

2020	168,480
2021	168,480
2022	168,480
2023	168,480
2024	112,320
Total	$786,240

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

Unit Repurchases

During the second quarter of our fiscal year ended October 31, 2019, the Company repurchased 4 of its membership units at a price of $8,000 per unit for a total purchase price of $32,000. During the fourth quarter of our fiscal year ended October 31, 2019, the Company repurchased 1 of its membership units at a price of $7,200 per unit for a total purchase price of $7,200. During the fourth quarter of our fiscal year ended October 31, 2018, the Company repurchased 2 of its membership units at a price of $8,000 per unit for a total purchase price of $16,000.

10. INCOME TAXES

The Company has adopted an October 31 fiscal year end, but has a tax year end of December 31. The differences between financial statement basis and tax basis of assets are estimated as follows:

HIGHWATER ETHANOL, LLC
Notes to Financial Statements
October 31, 2019 and 2018

	October 31, 2019	October 31, 2018

Financial statement basis of total assets	$74,022,657	$79,546,941

Derivative instruments - commodities	651,819	2,280,280
Organizational and start-up costs	1,255,034	1,519,252
Book to tax depreciation	(42,331,766)	(46,287,191)

Income tax basis of total assets	$33,597,744	$37,059,282

The differences between the financial statement basis and tax basis of the Company's liabilities are estimated as follows:

	October 31, 2019	October 31, 2018

Financial statement basis of total liabilities	$18,038,206	$15,249,054

Less: Accrued Expenses	403,200	403,200

Income tax basis of total liabilities	$17,635,006	$14,845,854

11. COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS

Marketing Agreements

The Company has an ethanol marketing agreement with a marketer (RPMG) to purchase, market, and distribute all the ethanol produced by the Company. The Company also entered into a member control agreement with the marketer whereby the Company made capital contributions and became a minority owner of the marketer. The member control agreement became effective on February 1, 2011 and provides the Company a membership interest with voting rights. The marketing agreement will terminate if the Company ceases to be a member. The Company will assume certain of the member’s rail car leases if the agreement is terminated. The Company can sell its ethanol either through an index arrangement or at an agreed upon fixed price. The marketing agreement is perpetual until terminated according to the agreement.  The Company may be obligated to continue to market its ethanol through the marketer for a period of time. The amended agreement requires minimum capital amounts invested as required under the agreement. Revenue recognized under this agreement for the years ended October 31, 2019, 2018 and 2017 was $75,781,721, $72,745,341 and $81,196,577 respectively. Accounts receivable under the agreement as of October 31, 2019 and 2018 were $2,217,594 and $236,763 respectively.

The Company has a distillers grains marketing agreement with a marketer to market all the dried distillers grains produced at the plant. Under the agreement the marketer charges a maximum of $2.00 per ton and a minimum of $1.50 per ton price using 2% of the FOB plant price actually received by them for all dried distillers grains removed. The agreement will remain in effect unless otherwise terminated by either party with 120 days notice. Under the agreement, the marketer is responsible for all transportation arrangements for the distribution of the dried distillers grains. The Company markets and sells its modified distillers grains.

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

Forward Contracts

In the ordinary course of business, we enter into forward contracts for our commodity purchases and sales. Forward contracts are as follows at October 31, 2019:

	Quantity	Average Price	Delivery Date

Purchase of corn (in bushels):
Basis Contracts	190,000		By 7/31/21
Priced Contracts	453,000	$3.81	By 11/30/20
Total	643,000

Purchase of natural gas (in dekatherms):
Index contracts	—
Priced contracts	2,968,000	$2.53	By 3/31/21
Total	2,968,000

Purchase of denaturant (in gallons):
Index contracts	—
Priced contracts	101,000	$1.35	By 12/31/19
Total	101,000

Sales of dry distillers grains (in tons):
Index contracts	—
Priced contracts	8,800	$133.70	By 1/31/20
Total	8,800

Sales of modified distillers grains (in tons)
Index contracts	—
Priced contracts	29,600	$75.22	By 7/31/20
Total	29,600

Sales of corn oil (in pounds)
Index contracts	—
Priced contracts	1,056,000	$0.24	By 11/20/19
Total	1,056,000

HIGHWATER ETHANOL, LLC
Notes to Financial Statements
October 31, 2019 and 2018

12. QUARTERLY FINANCIAL DATA (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year Ended October 31, 2019
Revenues	$22,688,410	$22,939,711	$25,605,525	$26,015,463
Gross loss	(1,798,887)	(1,616,624)	(175,483)	(919,628)
Operating loss	(2,560,218)	(2,428,181)	(1,078,065)	(1,644,443)
Net loss	(2,719,712)	(2,579,501)	(1,248,542)	(1,726,481)
Basic and diluted loss per unit	(565.19)	(536.28)	(259.68)	(359.08)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year Ended October 31, 2018
Revenues	$22,980,047	$24,262,577	$25,888,608	$21,812,514
Gross profit (loss)	(51,696)	2,283,325	(1,527,385)	(3,483,567)
Operating income (loss)	(794,645)	1,492,581	(2,186,352)	(4,182,000)
Net income (loss)	(953,195)	1,335,482	(2,330,905)	(4,210,806)
Basic and diluted earnings (loss) per unit	(198.02)	277.42	(484.19)	(874.69)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year Ended October 31, 2017
Revenues	$27,058,613	$23,718,623	$25,368,884	$24,079,023
Gross profit	4,191,810	591,457	1,195,537	770,036
Operating income (loss)	3,467,790	(162,585)	596,246	107,619
Net income (loss)	3,290,175	(308,283)	503,476	33,944
Basic and diluted earnings (loss) per unit	672.56	(64.04)	104.59	7.05

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

Our management, including our Chief Executive Officer (the principal executive officer), Brian Kletscher, along with our Chief Financial Officer (the principal financial officer), Lucas Schneider, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of October 31, 2019.  Based on this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 (“COSO”). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of October 31, 2019.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of our 2019 fiscal year, which were identified in connection with management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference from the definitive proxy statement for our 2020 annual meeting of members to be filed with the Securities Exchange Commission within 120 days after the end of our 2019 fiscal year. This proxy statement is referred to in this report as the 2020 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from the 2020 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED MEMBER MATTERS

The information required by this Item is incorporated by reference from the 2020 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference from the 2020 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference from the 2020 Proxy Statement.

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

(3)	Exhibits

Exhibit No.	Exhibit	Filed Herewith	Incorporated by Reference
3.1	Articles of Organization of the registrant.		Exhibit 3.1 to the registrant's registration statement on Form SB-2 (Commission File 333-137482).
3.2	Second Amended and Restated Member Control Agreement of the registrant.		Exhibit 3.2 to the registrant's registration Form 10-Q filed with the Commission on March 22, 2011.
4.1	Form of Membership Unit Certificate.		Exhibit 4.2 to the registrant's registration statement on Form SB-2 (Commission File 333-137482).
10.1	Grain Procurement Agreement and Amendment with Meadowland Farmers Co-op.		Exhibit 10.6 to the registrant's registration statement on Form SB-2 (Commission File 33-137482).
10.2	Energy Management Agreement dated June 8, 2006 between Highwater Ethanol, LLC and U.S. Energy Services, Inc.		Exhibit 10.9 to the registrant's registration statement on Form SB-2 (Commission File 33-137482).
10.3	Redwood Electric Service Agreement dated June 28, 2007.		Exhibit 99.1 to the registrant's Form 8-K filed with the Commission on July 3, 2007.
10.4	Distillers Grains Marketing Agreement with CHS, Inc. dated October 11, 2007.		Exhibit 10.4 to the registrant's Form 10-KSB filed with the Commission on January 29, 2008.
10.5	Centerpoint Natural Gas Agreement dated June 26, 2008.		Exhibit 10.26 to the registrant's Form 10-QSB filed with the Commission on September 15, 2008.
10.6	Trinity Industries Leasing Company Railroad Car Lease Agreement dated July 1, 2009.		Exhibit 10.2 to the registrant's Form 10-Q filed with the Commission on June 15, 2009.
10.7	RPMG Ethanol Fuel Marketing Agreement dated February 1, 2011.+		Exhibit 10.50 to the registrant's Form 10-K filed with the Commission on February 3, 2011.
10.8	Amended and Restated Ethanol Marketing Agreement between RPMG, Inc. and Highwater Ethanol, LLC dated August 27, 2012. +		Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on September 14, 2012.
10.9	2014 Bonus Plan for CEO and CFO		Exhibit 10.85 to the registrant's Form 10-K filed with the Commission on January 16, 2014
10.10	Employment Agreement between Highwater Ethanol, LLC and Brian Kletscher dated February 26, 2014.		Exhibit 99.1 to the registrant's Form 8-K filed with the Commission on February 28, 2014
10.11	Employment Agreement between Highwater Ethanol, LLC and Lucas Schneider dated February 26, 2014.		Exhibit 99.2 to the registrant's Form 8-K filed with the Commission on February 28, 2014
10.12	Amendment No. 1 to Distiller's Grain Marketing Agreement between Highwater Ethanol, LLC and CHS, Inc. dated February 13, 2014.		Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on March 5, 2014
10.13	Credit Agreement between Highwater Ethanol, LLC and AgStar Financial Services, PCA dated February 27, 2014.		Exhibit 10.2 to the registrant's Form 10-Q filed with the Commission on March 5, 2014
10.14	Revolving Line of Credit Note between Highwater Ethanol, LLC and AgStar Financial Services, PCA dated February 27, 2014.		Exhibit 10.3 to the registrant's Form 10-Q filed with the Commission on March 5, 2014
10.15	Revolving Line of Credit Note between Highwater Ethanol, LLC and United Farm Credit Services, PCA dated February 27, 2014.		Exhibit 10.4 to the registrant's Form 10-Q filed with the Commission on March 5, 2014

10.16	Revolving Line of Credit Note between Highwater Ethanol, LLC and Badgerland Financial, ACA dated February 27, 2014.	Exhibit 10.5 to the registrant's Form 10-Q filed with the Commission on March 5, 2014
10.17	Term Note between Highwater Ethanol, LLC and AgStar Financial Services, PCA dated February 27, 2014.	Exhibit 10.6 to the registrant's Form 10-Q filed with the Commission on March 5, 2014
10.18	Term Note between Highwater Ethanol, LLC and United Farm Credit Services, PCA dated February 27, 2014.	Exhibit 10.7 to the registrant's Form 10-Q filed with the Commission on March 5, 2014
10.19	Term Note between Highwater Ethanol, LLC and Badgerland Financial, ACA dated February 27, 2014.	Exhibit 10.8 to the registrant's Form 10-Q filed with the Commission on March 5, 2014
10.20	Term Revolving Note between Highwater Ethanol, LLC and AgStar Financial Services, PCA dated February 27, 2014.	Exhibit 10.9 to the registrant's Form 10-Q filed with the Commission on March 5, 2014
10.21	Term Revolving Note between Highwater Ethanol, LLC and United Farm Credit Services, PCA dated February 27, 2014.	Exhibit 10.10 to the registrant's Form 10-Q filed with the Commission on March 5, 2014
10.22	Term Revolving Note between Highwater Ethanol, LLC and Badgerland Financial, ACA dated February 27, 2014.	Exhibit 10.11 to the registrant's Form 10-Q filed with the Commission on March 5, 2014
10.23	Security Agreement between Highwater Ethanol, LLC and AgStar Financial Services, PCA dated February 27, 2014.	Exhibit 10.12 to the registrant's Form 10-Q filed with the Commission on March 5, 2014
10.24	Mortgage, Security Agreement, Assignment and Leases and Rents and Fixture Financing Statement between Highwater Ethanol, LLC and AgStar Financial Services, PCA dated February 27, 2014.	Exhibit 10.13 to the registrant's Form 10-Q filed with the Commission on March 5, 2014
10.25	Irrevocable Standby Letter of Credit No. 101 between Highwater Ethanol, LLC and AgStar Financial Services, PCA dated February 27, 2014.	Exhibit 10.14 to the registrant's Form 10-Q filed with the Commission on March 5, 2014
10.26	Easement for Construction and Process Demonstration Agreement between Butamax Advanced Biofuels LLC and Highwater Ethanol, LLC dated September 26, 2013.+	Exhibit 10.79 to the registrant's Form 10-K/A filed with the Commission on May 22, 2014
10.27	Equipment Lease Agreement between Butamax Advanced Biofuels LLC and Highwater Ethanol, LLC dated September 26, 2013.+	Exhibit 10.80 to the registrant's Form 10-K/A filed with the Commission on May 22, 2014
10.28	Technology Demonstration Risk Reduction Agreement between Butamax Advanced Biofuels LLC and Highwater Ethanol, LLC dated September 26, 2013.+	Exhibit 10.81 to the registrant's Form 10-K/A filed with the Commission on May 22, 2014
10.29	Security Agreement between Butamax Advanced Biofuels LLC and Highwater Ethanol, LLC dated September 26, 2013.+	Exhibit 10.82 to the registrant's Form 10-K/A filed with the Commission on May 22, 2014
10.30	Technology License Agreement between Butamax Advanced Biofuels LLC and Highwater Ethanol, LLC dated September 26, 2013.+	Exhibit 10.83 to the registrant's Form 10-K/A filed with the Commission on May 22, 2014
10.31	Distillers Crude Corn Oil Marketing Agreement between CHS Inc. and Highwater Ethanol, LLC dated November 4, 2013.+	Exhibit 10.84 to the registrant's Form 10-K/A filed with the Commission on May 22, 2014
10.32	Amended and Restated Credit Agreement dated September 22, 2014	Exhibit 10.102 to the registrant's Form 10-K filed with the Commission on January 28, 2015
10.33	Amended and Restated Revolving Line of Credit AgStar dated September 22, 2014	Exhibit 10.103 to the registrant's Form 10-K filed with the Commission on January 28, 2015

10.34	Amended and Restated Revolving Line of Credit Badgerland dated September 22, 2014	Exhibit 10.104 to the registrant's Form 10-K filed with the Commission on January 28, 2015
10.35	Amended and Restated Revolving Line of Credit United FCS dated September 22, 2014	Exhibit 10.105 to the registrant's Form 10-K filed with the Commission on January 28, 2015
10.36	Amended and Restated Term Note Badgerland dated September 22, 2014	Exhibit 10.106 to the registrant's Form 10-K filed with the Commission on January 28, 2015
10.37	Amended and Restated Term Note United FCS dated September 22, 2014	Exhibit 10.107 to the registrant's Form 10-K filed with the Commission on January 28, 2015
10.38	Amended and Restated Term Note AgStar dated September 22, 2014	Exhibit 10.108 to the registrant's Form 10-K filed with the Commission on January 28, 2015
10.39	Amended and Restated Term Revolving Note AgStar dated September 22, 2014	Exhibit 10.109 to the registrant's Form 10-K filed with the Commission on January 28, 2015
10.40	Amended and Restated Term Revolving Note Badgerland dated September 22, 2014	Exhibit 10.110 to the registrant's Form 10-K filed with the Commission on January 28, 2015
10.41	Amended and Restated Term Revolving Note United FCS dated September 22, 2014	Exhibit 10.111 to the registrant's Form 10-K filed with the Commission on January 28, 2015
10.42	Amended and Restated Mortgage dated September 22, 2014	Exhibit 10.112 to the registrant's Form 10-K filed with the Commission on January 28, 2015
10.43	First Amendment to Amended and Restated Credit Agreement.	Exhibit 99.1 to the registrant's Form 8-K filed with the Commission on February 27, 2015
10.44	Rice Lake Construction Agreement dated April 24, 2015.	Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on June 11, 2015
10.45	Grain Origination Agreement with CHS, Inc. dated October 15, 2015. +	Exhibit 10.45 to the registrant's Form 10-K filed with the Commission on January 28, 2016
10.46	2015 Executive Bonus Plan	Exhibit 10.46 to the registrant's Form 10-K filed with the Commission on January 28, 2016
10.47	2016 Executive Bonus Plan	Exhibit 10.47 to the registrant's Form 10-K filed with the Commission on January 28, 2016
10.48	Second Amended and Restated Credit Agreement with AgStar dated January 22, 2016	Exhibit 10.48 to the registrant's Form 10-K filed with the Commission on January 28, 2016
10.49	Amended and Restated Security Agreement with AgStar dated January 22, 2016	Exhibit 10.49 to the registrant's Form 10-K filed with the Commission on January 28, 2016
10.50	Second Amended and Restated Term Revolving Note with Agstar dated January 22, 2016	Exhibit 10.50 to the registrant's Form 10-K filed with the Commission on January 28, 2016
10.51	Second Amended and Restated Term Revolving Note with United FCS dated January 22, 2016	Exhibit 10.51 to the registrant's Form 10-K filed with the Commission on January 28, 2016
10.52	Second Amended and Restated Mortgage with AgStar dated January 22, 2016	Exhibit 10.52 to the registrant's Form 10-K filed with the Commission on January 28, 2016
10.53	Second Amended and Restated Term Note with United FCS dated January 22, 2016	Exhibit 10.53 to the registrant's Form 10-K filed with the Commission on January 28, 2016
10.54	Second Amended and Restated Term Note with AgStar dated January 22, 2016	Exhibit 10.54 to the registrant's Form 10-K filed with the Commission on January 28, 2016
10.55	2017 Executive Bonus Plan	Exhibit 10.55 to the registrant's Form 10-K filed with the Commission on January 25, 2017
10.56	Agreement for Electric Service with Redwood Electric Cooperative, Inc.	Exhibit 99.1 to the registrant's Form 8-K filed with the Commission on October 2, 2017

10.57	2018 Executive Bonus Plan		Exhibit 10.57 to the registrant's Form 10-K filed with the Commission on January 24, 2018
10.58	First Amendment to Second Amended and Restated Credit Agreement		Exhibit 99.1 to the registrant's Form 8-K filed with the Commission on April 27, 2018
10.59	Third Amended and Restated Term Revolving Note		Exhibit 99.2 to the registrant's Form 8-K filed with the Commission on April 27, 2018
10.60	Third Amended and Restated Mortgage		Exhibit 99.3 to the registrant's Form 8-K filed with the Commission on April 27, 2018
10.61	Third Amended and Restated Operating Agreement		Exhibit 3.1 to the registrant's Form 10-Q filed with the Commission on June 7, 2018
10.62	Northern Natural Gas Company Amendment to TFX Throughput Service Agreement		Exhibit 99.1 to the registrant's Form 8-K filed with the Commission on August 1, 2018
10.63	Member Corn Oil Marketing Agreement with RPMG, Inc. dated July 17, 2018+		Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on September 11, 2018
10.64	Natural Gas Service Agreement with CenterPoint Energy Resources Corp., d.b.a. CenterPoint Energy Minnesota Gas dated August 10, 2018+		Exhibit 10.2 to the registrant's Form 10-Q filed with the Commission on September 11, 2018
10.65	2019 Executive Bonus Plan		Exhibit 10.65 to the registrant's Form 10-K filed with the Commission on January 23, 2019
10.66	2020 Executive Bonus Plan	X
14.1	Code of Ethics of Highwater Ethanol, LLC adopted on June 26, 2008.		Exhibit 14.1 to the registrant's Form 10-K filed with the Commission on January 29, 2013.
31.1	Certificate Pursuant to 17 CFR 240.13a-14(a)	X
31.2	Certificate Pursuant to 17 CFR 240.13a-14(a)	X
32.1	Certificate Pursuant to 18 U.S.C. Section 1350	X
32.2	Certificate Pursuant to 18 U.S.C. Section 1350	X
101
The following financial information from Highwater Ethanol, LLC's Annual Report on Form 10-K for the fiscal year ended October 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets as of October 31, 2019 and October 31, 2018, (ii) Statements of Operations for the fiscal years ended October 31, 2019, 2018 and 2017, (iii) Statements of Changes in Members' Equity; (iv) Statements of Cash Flows for the fiscal years ended October 31, 2019, 2018 and 2017, and (v) the Notes to Financial Statements.**

(+)     Confidential Treatment Requested.
(X)    Filed herewith
**     Furnished herewith.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HIGHWATER ETHANOL, LLC

Date:	January 23, 2020	/s/ Brian Kletscher
Brian Kletscher
Chief Executive Officer
(Principal Executive Officer)

Date:	January 23, 2020	/s/ Lucas Schneider
Lucas Schneider
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

.

Date:	January 23, 2020	/s/ David Moldan
David Moldan, Chairman and Governor

Date:	January 23, 2020	/s/ Ronald Jorgenson
Ronald Jorgenson, Vice Chairman and Governor

Date:	January 23, 2020	/s/ David Eis
David Eis, Secretary and Governor

Date:	January 23, 2020	/s/ Mark Pankonin
Mark Pankonin, Treasurer and Governor

Date:	January 23, 2020	/s/ Russell Derickson
Russell Derickson, Governor

Date:	January 23, 2020	/s/ William Garth
William Garth, Governor

Date:	January 23, 2020	/s/ George Goblish
George Goblish, Governor

Date:	January 23, 2020	/s/ Luke Spalj
Luke Spalj, Governor

Date:	January 23, 2020	/s/ Michael Landuyt
Michael Landuyt, Governor