Form 10-Q
period 2020-01-31
HIGHWATER ETHANOL LLC
filed 2020-03-11
CIK 1371451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended January 31, 2020

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
☐ Yes     ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  As of March 11, 2020 there were 4,807 membership units outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HIGHWATER ETHANOL, LLC
Condensed Balance Sheets

ASSETS	January 31, 2020	October 31, 2019
	(Unaudited)
Current Assets
Cash and cash equivalents	$1,509,175	$1,639,114
Derivative instruments	408,913	469,740
Accounts receivable	3,087,055	2,961,977
Inventories	7,961,514	7,367,356
Prepaids and other	203,130	166,243
Total current assets	13,169,787	12,604,430

Property and Equipment
Land and land improvements	12,836,332	12,836,332
Buildings	38,818,532	38,818,532
Office equipment	1,151,330	1,151,330
Plant and process equipment	78,061,869	78,050,785
Vehicles	123,779	123,779
Construction in progress	530,430	278,333
	131,522,272	131,259,091
Less accumulated depreciation	(75,039,232)	(72,784,587)
Net property and equipment	56,483,040	58,474,504

Other Assets
Investments	3,029,489	2,752,266
Right of use asset - operating leases	659,301	—
Right of use asset - finance leases	1,338,616	—
Deposits	409,283	191,457
Total other assets	5,436,689	2,943,723

Total Assets	$75,089,516	$74,022,657

LIABILITIES AND MEMBERS' EQUITY	January 31, 2020	October 31, 2019
	(Unaudited)
Current Liabilities
Accounts payable	$6,780,759	$6,908,305
Accrued expenses	1,704,000	1,156,038
Current maturities of long-term debt	2,731,689	2,729,739
Current portion of operating lease liability	135,603	—
Current portion of finance lease liability	107,396	—
Total Current Liabilities	11,459,447	10,794,082

Long-Term Liabilities
Term Debt	8,499,000	7,244,124
Operating lease liability	523,698	—
Finance lease liability	1,239,603	—
Total Long-Term Liabilities	10,262,301	7,244,124

Commitments and Contingencies

Members' Equity
Members' equity, 4,807 units outstanding	53,367,768	55,984,451

Total Liabilities and Members’ Equity	$75,089,516	$74,022,657

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Condensed Unaudited Statements of Operations

	Three Months Ended
	January 31, 2020	January 31, 2019

Revenues	$27,184,024	$22,688,410

Cost of Goods Sold	28,659,348	24,487,297

Gross Loss	(1,475,324)	(1,798,887)

Operating Expenses	1,020,521	761,331

Operating Loss	(2,495,845)	(2,560,218)

Other Income (Expense)
Interest income	2,412	742
Other income	15,536	6,898
Interest expense	(161,243)	(202,594)
Income from equity method investments	22,457	35,460
Total other income (expense), net	(120,838)	(159,494)

Net Loss	$(2,616,683)	$(2,719,712)

Weighted Average Units Outstanding	4,807	4,812
Net Loss Per Unit, Basic and Diluted	$(544.35)	$(565.19)
Distributions Per Unit	$—	$—

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Statements of Changes in Members' Equity (Unaudited)

Members' Equity

Balance - October 31, 2018	$64,297,887

Net loss for the three-month period ended January 31, 2019	(2,719,712)

Balance - January 31, 2019	61,578,175

Members' Equity

Balance - October 31, 2019	$55,984,451

Net loss for the three-month period ended January 31, 2020	(2,616,683)

Balance - January 31, 2020	$53,367,768

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Condensed Unaudited Statements of Cash Flows

	Three Months Ended
	January 31, 2020	January 31, 2019
Cash Flows from Operating Activities
Net Loss	$(2,616,683)	$(2,719,712)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	2,295,794	2,217,751
Distributions in excess of earnings from equity method investments	121,589	270,018
Non-cash patronage income	(398,812)	(212,167)
Changes in assets and liabilities
Accounts receivable	(125,078)	(1,666,262)
Inventories	(594,158)	(922,746)
Derivative instruments	60,827	234,255
Prepaids and other	(254,713)	(19,432)
Accounts payable	(201,356)	443,993
Accrued expenses	547,962	(126,321)
Net cash used in operating activities	(1,164,628)	(2,500,623)

Cash Flows from Investing Activities
Capital expenditures	(189,369)	(453,021)
Net cash used in investing activities	(189,369)	(453,021)

Cash Flows from Financing Activities
Payments on long-term debt	(3,750,000)	(750,000)
Proceeds from long-term debt	5,000,000	4,000,000
Payment on finance lease liability	(25,942)	—
Net cash provided by financing activities	1,224,058	3,250,000

Net (Decrease) Increase in Cash and Cash Equivalents	(129,939)	296,356

Cash and Cash equivalents – Beginning of Period	1,639,114	430,702

Cash and Cash equivalents – End of Period	$1,509,175	$727,058

Supplemental Cash Flow Information
Cash paid for interest	$123,030	$171,079

Supplemental Disclosure of Noncash Financing and Investing Activities
Capital expenditures included in accounts payable	$87,026	$20,723
Establishment of lease liability and right of use asset	$2,064,994	$—

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
January 31, 2020

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations.  The accompanying balance sheet and related notes as of October 31, 2019 are derived from the audited financial statements as of that date. These condensed financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company’s audited financial statements for the year ended October 31, 2019, contained in the Company’s Form 10-K.

In the opinion of management, the interim condensed financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for fair presentation of the Company's financial position as of January 31, 2020 and the results of operations and cash flows for all periods presented.

Nature of Business

Highwater Ethanol, LLC, (a Minnesota Limited Liability Company) operates a 50 million gallon nameplate per year ethanol plant in Lamberton, Minnesota. The Company produces and sells, primarily through third-party professional marketers, fuel ethanol and co-products of the fuel ethanol production process in the continental United States.

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

HIGHWATER ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
January 31, 2020

Disaggregation of revenue:

All revenue recognized in the income statement is considered to be revenue from contracts with customers. The following table depicts the disaggregation of revenue according to product line for the three months ended January 31, 2020 and 2019:

	Three Months Ended January 31, 2020	Three Months Ended January 31, 2019
Revenue Sources	Amount (Unaudited)	Amount (Unaudited)

Ethanol Sales	$21,355,975	$16,949,206
Modified Distillers Grains Sales	1,293,345	1,157,453
Dried Distillers Grains Sales	3,683,362	3,850,366
Corn Oil Sales	851,342	731,385
Total Revenues	$27,184,024	$22,688,410

Contract assets and contract liabilities:

The following table provides information about receivables and contract liabilities from contracts with customers:

	January 31, 2020	October 31, 2019

Accounts receivable	$2,885,865	$2,643,352
Short term contract liabilities	106,829	36,615

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
January 31, 2020

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

The Company enters into corn commodity-based and natural gas derivatives in order to protect cash flows from fluctuations caused by volatility in prices. These derivatives are not designated as effective hedges for accounting purposes. For derivative instruments that are not accounted for as hedges, or for the ineffective portions of qualifying hedges, the change in fair value is recorded through earnings in the period of change. Corn and natural gas derivative changes in fair market value are included in costs of goods sold.

Fair Value of Financial Instruments

The carrying value of accounts receivable, accounts payable, and other working capital items approximate fair value at January 31, 2020 due to the short maturity nature of these instruments (Level 2).

Commodities contracts are carried at fair value, based on dealer quotes and live trading levels (Note 5).

The Company believes the carrying amount of the long-term debt approximates fair value due to a significant portion of total indebtedness containing variable interest rates and this rate is a market interest rate for these borrowings (Level 2).

Investments

The Company has a 5.55% investment interest in an unlisted company, Renewable Products Marketing Group, LLC (RPMG), who markets the Company’s ethanol. The Company also has a 7% ownership interest in Lawrenceville Tank, LLC (LT), which owns and operates a trans load/tank facility near Atlanta, Georgia. These investments are flow-through entities and are being accounted for by the equity method of accounting under which the Company’s share of net income is recognized as income in the Company’s statements of operations and added to the investment account. Distributions or dividends received from the investment are treated as a reduction of the investment account. The Company consistently follows the practice of recognizing the net income from equity method investments based on the most recent reliable data. Therefore, the net income which is reported in the Company's statement of operations for the period ended January 31, 2020 is based on the investee’s results of operations for the period ended December 31, 2019.

Recently Issued or Adopted Accounting Pronouncements

Accounting for Leases (Adopted):

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This ASU requires lessees to recognize a lease liability and a right of use asset for all leases with a lease term greater than twelve months on its balance sheet. Leases are classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The Company has elected the practical expedient to not record a right of use asset or lease liability for leases with a term of 12 months or less. See Note 7 for further information.

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

HIGHWATER ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
January 31, 2020

3. INVENTORIES

Inventories consisted of the following at:

	January 31, 2020	October 31, 2019

Raw materials	$3,201,958	$2,801,255
Spare parts and supplies	3,618,980	3,384,360
Work in process	739,539	743,850
Finished goods	401,037	437,891
Total	$7,961,514	$7,367,356

The Company recorded a lower of cost or net realizable value write-down on corn inventory of approximately $465,000, ethanol inventory of approximately $20,000 and dried distillers grains inventory of approximately $16,000 at January 31, 2020.

4. DERIVATIVE INSTRUMENTS

As of January 31, 2020, the Company had entered into corn and ethanol derivative instruments, which are required to be recorded as either assets or liabilities at fair value in the balance sheet. The Company uses these instruments to manage risks from changes in market rates and prices. Derivatives qualify for treatment as hedges when there is a high correlation between the change in fair value of the derivative instrument and the related change in value of the underlying hedged item. The Company may designate the hedging instruments based upon the exposure being hedged as a fair value hedge or a cash flow hedge. The derivative instruments outstanding at January 31, 2020 are not designated as effective hedges for accounting purposes.

Commodity Contracts

Management expects all open futures positions outstanding as of January 31, 2020 to be realized within the next twelve months.

The following tables provide details regarding the Company's derivative instruments at January 31, 2020 and October 31, 2019:

Instrument	Balance Sheet location	January 31, 2020	October 31, 2019

Corn, natural gas and ethanol contracts
In gain position		$78,903	$124,069
In loss position		(883,788)	(775,887)
Deposits with broker		1,213,798	1,121,558
	Current assets	$408,913	$469,740

The following tables provide details regarding the gains (losses) from the Company's derivative instruments in the statements of operations, none of which are designated as hedging instruments:

	Statement of	Three Months Ended January 31,
	Operations location	2020	2019
Ethanol contracts	Revenues	61,271	$(135,797)
Corn contracts	Cost of goods sold	38,355	675,365
Natural gas contracts	Cost of goods sold	6,321	19,806

5. FAIR VALUE MEASUREMENTS

The following table provides information on those assets (liabilities) measured at fair value on a recurring basis.

HIGHWATER ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
January 31, 2020

	Fair Value as of	Fair Value Measurement Using
	January 31, 2020	Level 1	Level 2	Level 3
Derivative instruments - commodities
In gain position	$78,903	$76,025	$2,878	$—
In loss position	(883,788)	(99,130)	(784,658)	—

	Fair Value as of	Fair Value Measurement Using
	October 31, 2019	Level 1	Level 2	Level 3
Derivative instruments - commodities
In gain position	$124,069	$4,538	$119,531	$—
In loss position	(775,887)	(4,375)	(771,512)	—

The Company determines the fair values of commodities by obtaining the fair value measurements from an independent pricing service based on dealer quotes and live trading levels from the Chicago Board of Trade.

6. DEBT FINANCING

Long-term debt consists of the following at:

	January 31, 2020	October 31, 2019
Variable Rate Term Loan	$2,750,000	$3,500,000

Term Revolving Loan	8,499,000	6,499,000

Total	11,249,000	9,999,000

Less Debt Issuance Costs	(18,311)	(25,137)

Less amounts due within one year	(2,731,689)	(2,729,739)

Net long-term debt	$8,499,000	$7,244,124

Bank Financing

On January 22, 2016, the Company entered into a Second Amended and Restated Credit Agreement with Compeer Financial PCA f/k/a AgStar Financial Services, PCA, as administrative agent for several financial institutions ("Compeer") which amended the Amended and Restated Credit Agreement dated September 22, 2014. The Second Amended and Restated Credit Agreement decreased the Term Loan to $15,000,000, increased the Term Revolving Loan to $15,000,000 and eliminated the Revolving Line of Credit. Effective April 20, 2018, the Company executed a First Amendment to the Second Amended and Restated Credit Agreement with Compeer Financial which increased the availability under the Term Revolving Loan to $20,000,000. In connection therewith, as of the same date, the Company executed a Third Amended and Restated Term Revolving Note and a Third Amended and Restated Mortgage, Security Agreement, Assignment of Leases and Fixture Financing Statement. On December 17, 2019, Compeer waived the Company's violation at October 31, 2019 of the minimum debt service coverage ratio set forth in the Second Amended and Restated Credit Agreement.
Term Loan

The Term Loan had an original balance of $15,000,000 with a variable interest rate based on the 30-day LIBOR rate plus 325 basis points with no minimum interest rate. The applicable interest rate at January 31, 2020 was 4.97%. Monthly principal payments are due on the Term Loan of approximately $250,000 plus accrued interest. Payments of all amounts outstanding are due on January 22, 2021. The outstanding balance on this note was $2,750,000 at January 31, 2020. The Company may convert the Term

HIGHWATER ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
January 31, 2020

Loan to a fixed rate loan, subject to certain conditions as described in the Second Amended and Restated Credit Agreement and with the consent of Compeer.

Term Revolving Loan

The Term Revolving Loan is for $20,000,000 with a variable interest rate based on the 30-day LIBOR rate plus 325 basis points with no minimum interest rate. The applicable interest rate at January 31, 2020 was 4.97%. The Term Revolving Loan may be advanced, repaid and re-borrowed during the term. Monthly interest payments are due on the Term Revolving Loan. Payment of all amounts outstanding are due on January 22, 2023. The outstanding balance on this note was $8,499,000 at January 31, 2020. The Company pays interest at a rate of 1.50% on amounts outstanding for letters of credit which also reduce the amount available under the Term Revolving Loan. The Company has no letters of credit outstanding at January 31, 2020. The Company is also required to pay unused commitment fees for the Term Revolving Loan as defined in the Second Amended and Restated Credit Agreement.

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
The estimated maturities of the long-term debt at January 31, 2020 are as follows:

	Principal	Debt Issuance Costs	Total
January 2021	2,750,000	(18,311)	2,731,689
January 2022	—	—	—
January 2023	8,499,000	—	8,499,000
Long-term debt	$11,249,000	$(18,311)	$11,230,689

7.  LEASES

Adoption of ASC 842

As discussed in Note 1, on November 1, 2019, the Company adopted the provisions of ASC 842 using the modified retrospective approach and elected the option to apply the transition provisions at adoption date instead of the earliest period presented in the financial statements. Due to this election, the Company is not required to retrospectively apply the standard to previous periods presented. This adoption resulted in the Company recognizing initial right of use assets and lease liabilities of approximately $692,000 and $1,373,000, operating leases and finance leases, respectively. The adoption did not have a significant impact on the Company’s statement of operations.

HIGHWATER ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
January 31, 2020

The Company leases rail cars for its facility to transport dried distillers grains to its end customers. We classified these identified assets as operating leases after assessing the terms under lease classification guidance.

The Company has a contract for use of a natural gas pipeline which transports natural gas from the Northern Natural Gas pipeline to the Company’s facility. This natural gas line has no alternate use and is specifically for the benefit of the Company. The contract has minimum volume requirements as well as a fixed monthly fee. This contract meets the definition of a lease and is classified as a finance lease. Right of use assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term.

The discount rate used in determining the lease liability for each individual lease is the Company's estimated incremental borrowing rate. An incremental borrowing rate of 5.50% was utilized for each of the Company's leases.

The Company determines if an arrangement is a lease or contains a lease at inception. The Company’s operating and finance leases have remaining lease terms of approximately 5 years and 10 years, respectively. These leases include options to extend the lease when it is reasonably certain the Company will exercise those options. The Company does not have lease arrangements with residual value guarantees, sale leaseback terms or material restrictive covenants.

The following table summarizes the remaining maturities of the Company’s operating and finance lease liabilities as of January 31, 2020:

Operating Lease For the Period Ending January 31,	Operating Leases	Finance Leases
2021	$168,480	$178,800
2022	168,480	178,800
2023	168,480	178,800
2024	168,480	178,800
2025	70,200	178,800
Thereafter	—	849,300
Totals	744,120	1,743,300
Amount representing interest	(84,819)	(396,301)
Operating lease liability	$659,301	$1,346,999

Lease Cost	Three Months ended January 31, 2020

Operating lease cost	$42,120
Finance lease cost
Amortization of leased assets	34,323
Interest on lease liabilities	18,759

Net lease cost	$95,202

8. COMMITMENTS AND CONTINGENCIES

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

Forward Contracts

In the ordinary course of business, we enter into forward contracts for our commodity purchases and sales. The Company recorded a lower of cost or net realizable value write-down on the forward fixed price contracts of approximately $626,000 at January 31, 2020. Forward contracts are as follows at January 31, 2020:

	Quantity	Average Price	Delivery Date

Purchase of corn (in bushels):
Basis Contracts	1,906,457		By 7/31/21
Priced Contracts	1,469,085	$3.87	By 1/31/21
Total	3,375,542

Purchase of natural gas (in dekatherms):
Index contracts	—
Priced contracts	3,170,350	$2.41	By 3/31/23
Total	3,170,350

Purchase of denaturant (in gallons):
Index contracts	—
Priced contracts	1,242,000	$1.26	By 12/31/20
Total	1,242,000

Sales of dry distillers grains (in tons):
Index contracts	—
Priced contracts	3,100	$140.48	By 2/29/20
Total	3,100

Sales of modified distillers grains (in tons)
Index contracts	—
Priced contracts	18,700	$72.27	By 8/31/20
Total	18,700

Sales of corn oil (in pounds)
Index contracts	—
Priced contracts	1,398,000	$0.24	By 9/30/20
Total	1,398,000

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three month period ended January 31, 2020, compared to the same period of the prior fiscal year. This discussion should be read in conjunction with the condensed financial statements and notes and the information contained in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2019.

Forward-Looking Statements

This report contains forward-looking statements that involve future events, our future performance and our expected future operations and actions.  In some cases you can identify forward-looking statements by the use of words such as “will,” “may,” “should,” “anticipate,” “believe,” “expect,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties. Many factors could cause actual results to differ materially from those projected in forward-looking statements. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include, but are not limited to:

•	Changes in the availability and price of corn and natural gas;
•	Reduction or elimination of the Renewable Fuel Standard;
•	Volatile commodity and financial markets;
•	Changes in legislation benefiting renewable fuels;
•	Our ability to comply with the financial covenants contained in our credit agreements with our lenders;
•	Our ability to profitably operate the ethanol plant and maintain a positive spread between the selling price of our products and our raw material costs;
•	Results of our hedging activities and other risk management strategies;
•	Ethanol and distillers grains supply exceeding demand and corresponding price reductions;
•	Our ability to generate cash flow to invest in our business and service our debt;
•	Changes in the environmental regulations that apply to our plant operations and changes in our ability to comply with such regulations;
•	Changes in our business strategy, capital improvements or development plans;
•	Changes in plant production capacity or technical difficulties in operating the plant;
•	Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries;
•	Lack of transportation, storage and blending infrastructure preventing ethanol from reaching high demand markets;
•	Changes in federal and/or state laws or policies impacting the ethanol industry;
•	Changes and advances in ethanol production technology and the development of alternative fuels and energy sources and advanced biofuels;
•	Competition from alternative fuel additives;
•	Changes in interest rates and lending conditions;
•	Decreases in the price we receive for our ethanol and distillers grains;
•	Our inability to secure credit or obtain additional equity financing we may require in the future;
•	Our ability to retain key employees and maintain labor relations;
•	Changes in the price of oil and gasoline;
•	Competition from clean power systems using fuel cells, plug-in hybrids and electric cars; and
•	International trade disputes and the imposition of tariffs by foreign governments on our products.
•	Use by the EPA of small refinery exemptions.

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

Overview

Highwater Ethanol, LLC (“we,” “our,” “Highwater Ethanol” or the “Company”) was formed as a Minnesota limited liability company organized on May 2, 2006, for the purpose of constructing, owning, and operating a 50 million gallon nameplate per year ethanol plant near Lamberton, Minnesota. Since August 2009, we have been engaged in the production of ethanol and distillers grains at the plant. We were operating at an annual rate of approximately 59.5 million gallons for the fiscal year ended October 31, 2019. However, in October 2019, our air permit application to the Minnesota Pollution Control Agency to allow for 70.2 million gallons of denatured ethanol per 12-month rolling average was approved. As a result, we are currently operating at an annual rate of approximately 66 million gallons.

We expect to fund our operations during the next 12 months using cash flow from our continuing operations and our current credit facilities. However, should we experience unfavorable operating conditions in the ethanol industry that prevent us from profitably operating the ethanol plant, we may need to seek additional funding.

Results of Operations for the Three Months Ended January 31, 2020 and 2019

The following table shows the results of our operations and the approximate percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our unaudited statements of operations for the three months ended January 31, 2020 and 2019:

	2020		2019
Statements of Operations Data	Amount (unaudited)%		Amount (unaudited)%

Revenues	$27,184,024	100.00%	$22,688,410	100.00%
Cost of Goods Sold	28,659,348	105.43%	24,487,297	107.93%
Gross Loss	(1,475,324)	(5.43)%	(1,798,887)	(7.93)%
Operating Expenses	1,020,521	3.75%	761,331	3.36%
Operating Loss	(2,495,845)	(9.18)%	(2,560,218)	(11.28)%
Other Income (Expense), net	(120,838)	(0.44)%	(159,494)	(0.70)%
Net Loss	$(2,616,683)	(9.63)%	$(2,719,712)	(11.99)%

The following table shows the sources of our revenue for the three months ended January 31, 2020 and 2019:

	2020		2019
Revenue Sources	Amount (Unaudited)%		Amount (Unaudited)%

Ethanol Sales	$21,355,975	78.56%	$16,949,206	74.71%
Modified Distillers Grains Sales	1,293,345	4.76%	1,157,453	5.10%
Dried Distillers Grains Sales	3,683,362	13.55%	3,850,366	16.97%
Corn Oil Sales	851,342	3.13%	731,385	3.22%
Total Revenues	$27,184,024	100.00%	$22,688,410	100.00%

Revenue
Ethanol
Our ethanol revenues were greater for the three months ended January 31, 2020, as compared to the three months ended January 31, 2019. Revenue from ethanol sales increased by approximately 26.0% during the three months ended January 31, 2020, as compared to the three months ended January 31, 2019, due primarily to an increase in the average price per gallon of ethanol and number of gallons of ethanol sold. The average price per gallon of ethanol sold for the three months ended January 31, 2020 was approximately 15.3% higher than the average price we received for the three months ended January 31, 2019. While the average price we received for the three months ended January 31, 2020 was higher when compare to the same period in 2019, this was primarily due to some plants in the industry curtailing production during the period due to unfavorable operating conditions. Unfavorable operating conditions in the industry resulted in part from lower ethanol prices due to the EPA's use of the small refinery exemption which contributed to lower domestic demand. In addition, a decline in ethanol exports due to trade disputes with foreign governments and the institution of a tariff by China on ethanol produced in the United States contributed to lower ethanol prices.
Trade agreements between the United States and China and other foreign governments could lead to an increase in ethanol export demand and higher ethanol prices. In addition, a reduction in the EPA's use of the the small refinery exemption or a reallocation of gallons exempted would have a positive impact on demand. Other factors likely to affect ethanol prices in the coming fiscal year include global demand for sugar and sugar prices, approval of the year-round sale of E15 and changes in domestic corn and energy prices.
The number of gallons of ethanol sold increased by approximately 9.3% during the three months ended January 31, 2020, as compared to the three months ended January 31, 2019 due to our receipt of our updated air permit which allows us to increase gallons produced to approximately 70.2 million gallons of denatured ethanol per 12-month rolling average. Management anticipates that the amount of ethanol produced for the three months ended January 31, 2020 will remain relatively consistent in the future unless we experience unfavorable operating conditions in the ethanol industry that require us to decrease production at the plant.

We had gains related to ethanol based derivative instruments of $61,271 for the three months ended January 31, 2020. We had losses related to ethanol based derivative instruments of $135,797 for the three months ended January 31, 2019.

Distillers Grains

Revenue from distillers grains sales decreased by approximately 0.6% during the three months ended January 31, 2020, as compared to the three months ended January 31, 2019. For the three months ended January 31, 2020, the average price per ton of dried distillers grains sold was approximately 5.8% lower than the average price we received during the three months ended January 31, 2019, due to price decreases in the protein market that correlate to the price of soybean meal and lower export demand due to the swine fever outbreak in China, Vietnam and other foreign countries and trade disputes with foreign governments. However, for the three months ended January 31, 2020, the average price per ton of modified distillers grains sold was approximately 7.7% higher than during the three months ended January 31, 2019, due to increased demand and reduced production in our local area.

Distillers grains prices typically change in proportion to corn prices and availability of corn. Domestic demand for distillers grains could decrease if corn prices decline and end-users switch to lower priced alternatives or if there is a swine fever outbreak in the U.S. Changes in foreign demand also impact distillers grains prices. If the swine fever outbreak continues in or spreads to other countries that could have a negative effect on distillers grains prices. The imposition by China of anti-dumping and anti-subsidy duties on distillers grains produced in the U.S. has also had a negative effect on export demand from China resulting in lower distillers grains prices. In addition, trade actions by the United States and foreign governments have created uncertainty as to future agricultural export demand from China and other countries. However, trade agreements between the United States and foreign governments could lead to an increase in distillers grains export demand.

The tons of dried distillers grains sold increased by approximately 1.6% during the three months ended January 31, 2020, as compared to the three months ended January 31, 2019. The tons of modified distillers grains sold during the three months ended January 31, 2020, increased by approximately 3.7% as compared to the three months ended January 31, 2019. The overall tons of distillers grains produced increased due to our receipt of our updated air permit which allows us to increase our gallons of ethanol produced and which also increases our distillers grains production. Management anticipates that the amount of distillers grains produced for the three months ended January 31, 2020, will remain relatively consistent in the future.

Corn Oil

Revenue from corn oil sales increased by approximately 16.4% during the three months ended January 31, 2020, as compared to the three months ended January 31, 2019. This is primarily the result of an increase in corn oil sold during the three months ended January 31, 2020. The pounds of corn oil sold during the three months ended January 31, 2020, increased by approximately 29.5% as compared to the the three months ended January 31, 2019. The amount of corn oil sold increased due to our receipt of our updated air permit which allows us to increase our gallons of ethanol produced and which also increases our corn oil production. Management anticipates that the amount of corn oil produced for the three months ended January 31, 2020, will remain relatively consistent in the future.

The average price per pound of corn oil sold decreased during the three months ended January 31, 2020, as compared to the three months ended January 31, 2019. For the three months ended January 31, 2020, the average price per pound of corn oil we received was approximately 12% lower than the three months ended January 31, 2019, due to decreased demand from the corn oil feed market. Corn oil prices were negatively affected by the expiration of the biodiesel blenders' tax credit. However, the tax credit was renewed in December 2019 which is expected to positively affect demand and contribute to higher corn oil prices. Corn oil prices in the future will also likely be affected by changes in corn and energy prices.

Cost of Goods Sold

Our two largest costs of production are corn (70.9% of cost of goods sold for the three months ended January 31, 2020) and natural gas (5.5% of cost of goods sold for the three months ended January 31, 2020). Our total cost of goods sold was approximately 17.1% more during the three months ended January 31, 2020, as compared to the three months ended January 31, 2019, due to increased corn costs and bushels ground.

Corn

Our average price per bushel of corn for the three months ended January 31, 2020 increased by approximately 19.2% per bushel, as compared to the three months ended January 31, 2019, due to a smaller corn crop in places near our local area which has led to a higher market value for corn as end users from those areas encroach on our local market.

Management expects there to be an adequate corn supply available in our area to operate the ethanol plant. However, corn prices have been volatile and are likely to remain so in the future depending on weather conditions, supply and demand, stocks and other factors and could significantly impact our costs of production.

We used approximately 12.3% more bushels of corn in the three months ended January 31, 2020, as compared to the three months ended January 31, 2019, due to an increase in ethanol production for the period.

At January 31, 2020, we have 1,906,457 bushels of forward fixed basis corn purchase contracts and 1,469,085 bushels of forward fixed price corn contracts valued at approximately $5,680,000 for various delivery periods through July 2021. We had gains related to corn derivative instruments of $38,355 and $675,365 for the three months ended January 31, 2020 and 2019, respectively.

Natural Gas

Our average price per MMBTU of natural gas was approximately 2.2% higher for the three months ended January 31, 2020, as compared to the three months ended January 31, 2019. Natural gas prices were higher due to new interim tariff rates levied by Northern Natural Gas effective January 1, 2020. Management anticipates that natural gas prices will continue at current levels unless the natural gas industry experiences production problems or if there are large increases in natural gas demand.

For the three months ended January 31, 2020, we purchased approximately 6.3% more natural gas as compared to the three months ended January 31, 2019. This increase in natural gas usage is primarily due to an increase in dried distillers grains production.

At January 31, 2020, we have 3,170,350 MMBTUs of forward natural gas sales contracts valued at approximately $7,630,000 for various delivery periods through March 2023. We had gains related to natural gas derivative instruments of $6,321 and $19,806 for the three months ended January 31, 2020 and 2019, respectively.

Operating Expense

We had operating expenses for the three months ended January 31, 2020 of $1,020,521, as compared to operating expenses of $761,331 for the three months ended January 31, 2019. Management attributes this increase in operating expenses primarily to an increase in consulting fees and insurance costs for the three months ended January 31, 2020, as compared to the three months ended January 31, 2019. Management continues to pursue strategies to optimize efficiencies and maximize production. These efforts may result in a decrease in our operating expenses on a per gallon basis. However, because these expenses do not vary with the level of production at the plant, we expect our operating expenses to remain relatively steady.

Operating Loss

We had a loss from operations for the three months ended January 31, 2020 of $2,495,845, which is approximately (9.18%) of our revenues, compared to a loss of $2,560,218, which was approximately (11.28)% of our revenues, for the three months ended January 31, 2019. This decrease in operating loss is primarily due to an increase in the price received for our ethanol relative to the price we paid for corn.

Other Income (Expense)

We had total other expense for the three months ended January 31, 2020 of $120,838, as compared to total other expense of $159,494 for the three months ended January 31, 2019. Our other expense for the three months ended January 31, 2020, consisted primarily of interest expense offset by income from investments. This decrease in other expense is primarily due to a decrease in interest expense and income from investments.

Changes in Financial Condition for the Three Months Ended January 31, 2020

The following table highlights the changes in our financial condition as of January 31, 2020 from our previous fiscal year ended October 31, 2019:

	January 31, 2020	October 31, 2019
Current Assets	$13,169,787	$12,604,430
Current Liabilities	11,459,447	10,794,082
Long-Term Liabilities	10,262,301	7,244,124

Current Assets

The increase in current assets is primarily the result of increases in accounts receivable, inventories which were offset partially by a decrease in cash and cash equivalents and derivative instruments at January 31, 2020, as compared to October 31, 2019.

Current Liabilities

The increase in current liabilities is due primarily to an increase in accrued expenses at January 31, 2020, as compared to October 31, 2019.

Long-Term Liabilities

Long-term liabilities increased at January 31, 2020, as compared to October 31, 2019, primarily due to increased borrowings on the Term Revolving Loan and adoption of ASC 842 which resulted in recording lease liabilities.

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

The following table shows cash flows for the three months ended January 31, 2020 and 2019:

	2020	2019
	(unaudited)	(unaudited)
Net cash used in operating activities	$(1,164,628)	$(2,500,623)
Net cash used in investing activities	(189,369)	(453,021)
Net cash provided by financing activities	1,224,058	3,250,000

Cash Flow From Operations

We used less cash in operating activities for the three months ended January 31, 2020, as compared to the same period in 2019. This decrease was primarily due to a decrease in net loss and changes in accounts receivables, inventories and accrued expenses for the three months ended January 31, 2020, as compared to the same period in 2019.

Cash Flow From Investing Activities

We used less cash in investing activities for the three month period ended January 31, 2020, as compared to the same period in 2019. This change was primarily due to a decrease in capital expenditures during the three months ended January 31, 2020.

Cash Flow From Financing Activities

We had less cash provided by financing activities during the three months ended January 31, 2020, as compared to the same period in 2019. This decrease in cash provided was primarily the result of decreased net borrowings on long-term debt during the three months ended January 31, 2020, as compared to the same period in 2019.

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

Term Loan

The Term Loan had an original balance of $15,000,000 with a variable interest rate based on the 30-day LIBOR rate plus 325 basis points with no minimum interest rate. The applicable interest rate at January 31, 2020 was 4.97%. Monthly principal payments are due on the Term Loan of approximately $250,000 plus accrued interest. Payments of all amounts outstanding are due on January 22, 2021. The outstanding balance on this note was $2,750,000 at January 31, 2020. We may convert the Term Loan to a fixed rate loan, subject to certain conditions as described in the Second Amended and Restated Credit Agreement and with the consent of Compeer.

Term Revolving Loan

The Term Revolving Loan is for up to $20,000,000 with a variable interest rate based on the 30-day LIBOR rate plus 325 basis points with no minimum interest rate. The applicable interest rate at January 31, 2020 was 4.97%. The Term Revolving

Loan may be advanced, repaid and re-borrowed during the term. Monthly interest payments are due on the Term Revolving Loan with payment of all amounts outstanding due on January 22, 2023. The outstanding balance on this note was $8,499,000 at January 31, 2020. We pay interest at a rate of 1.50% on amounts outstanding for letters of credit which also reduce the amount available under the Term Revolving Loan. We had no letters of credit outstanding at January 31, 2020. We are also required to pay unused commitment fees for the Term Revolving Loan as defined in the Second Amended and Restated Credit Agreement.

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

We are also subject to various financial and non-financial covenants that limit distributions and new debt and require minimum debt service coverage and working capital requirements. Our debt service coverage ratio is to be no less than 1.25:1.00 measured annually by comparing our adjusted EBITDA to our scheduled payments of principal and interest. Our minimum working capital is $8,250,000, which is calculated as current assets plus the amount available for drawing under our Term Revolving Loan and undrawn amounts on outstanding letters of credit, less current liabilities, and is measured quarterly.

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

Capital Expenditures
We do not currently anticipate making significant capital expenditures during the remainder of our 2020 fiscal year.
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

As of January 31, 2020, the fair values of our commodity-based derivative instruments are a net liability of approximately $805,000. As the prices of the hedged commodity moves in reaction to market trends and information, our statement of operations will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to protect the Company over the term of the contracts for the hedged amounts.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from our Term Loan and our Term Revolving Loan, each bearing a variable interest rate.  As of January 31, 2020, we had $2,750,000 outstanding on the Term Loan and $8,499,000 outstanding on the Term Revolving Loan. Interest will accrue at the 30-day LIBOR rate plus 325 basis points. The applicable interest rate on these loans at January 31, 2020 was 4.97%. If we were to experience a 10% adverse change in the applicable interest rate, the annual effect such change would have on our income statement, based on the amount we had outstanding on our Term Loan and Term Revolving Loan at January 31, 2020, would be approximately $56,000.

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

In the ordinary course of business, we enter into forward contracts for our commodity purchases. At January 31, 2020, we have 1,906,457 bushels of forward fixed basis corn purchase contracts and 1,469,085 bushels of forward fixed price corn purchase contracts valued at approximately $5,680,000. These purchase contracts are for various delivery periods through July 2021. At January 31, 2020, we have 3,170,350 MMBTUs of forward natural gas fixed price purchase contracts valued at approximately $7,630,000 for delivery periods through March 2023. In addition, at January 31, 2020, we have 1,242,000 gallons of forward fixed price denaturant purchase contracts valued at approximately $1,559,000 for delivery periods through December 2020.

In the ordinary course of business, we enter into forward contracts for our commodity sales. At January 31, 2020, we have 3,100 tons of forward fixed price dried distillers grains sales contracts valued at approximately $435,000 for delivery periods through February 2020. At January 31, 2020, we have 18,700 tons of forward fixed price modified distillers grains sales contracts valued at approximately $1,352,000 for delivery periods through August 2020. In addition, at January 31, 2020, we have 1,398,000 pounds of forward fixed price corn oil sales contracts valued at approximately $335,000 for delivery periods through September 2020.
These derivatives have not been designated as effective hedges for accounting purposes and are forecasted to settle within the next twelve months. We had gains related to corn derivative instruments of $38,355 and $675,365 for the three months ended January 31, 2020 and 2019, respectively. We had gains related to ethanol based derivative instruments of $61,271 for the three months ended January 31, 2020. We had losses related to ethanol based derivative instruments of $135,797 for the three months ended January 31, 2019. We had gains related to natural gas derivative instruments of $6,321 and $19,806 for the three months ended January 31, 2020 and 2019, respectively.

As commodity prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to produce long-term positive growth for us.

A sensitivity analysis has been prepared to estimate our exposure to ethanol, distillers grains, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas prices and average ethanol and distillers grains prices as of January 31, 2020 net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from January 31, 2020. The results of this analysis, which may differ from actual results, are approximately as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price as of January 31, 2020	Approximate Adverse Change to Income
Natural Gas	1,541,000	MMBTU	10%	$693,450
Ethanol	67,000,000	Gallons	10%	$8,107,000
Corn	22,558,922	Bushels	10%	$8,527,272
DDGs	157,912	Tons	10%	$2,226,559

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

Our management, including our Chief Executive Officer (the principal executive officer), Brian Kletscher, along with our Chief Financial Officer (the principal financial officer), Lucas Schneider, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of January 31, 2020.  Based on this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended January 31, 2020, which were identified in connection with management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

The following risk factor is provided due to material changes from the risk factors previously disclosed in our annual report on Form 10-K for the fiscal year ended October 31, 2019. The risk factor set forth below should be read in conjunction with the risk factors section and the Management's Discussion and Analysis section included in our annual report on Form 10-K for the fiscal year ended October 31, 2019.

We are subject to global and regional economic downturns and related risks.

The level of demand for our products is affected by global and regional demographic and macroeconomic conditions. A significant downturn in global economic growth, or recessionary conditions in major geographic regions for prolonged periods, may lead to reduced demand for our products, which could have a negative effect on the market price of our products in the United States.  For example, in December 2019, a novel strain of coronavirus surfaced in Wuhan, China (“COVID-19”). In just a few months, the spread of COVID-19 has resulted in businesses suspending or terminating global operations and travel, self-imposed or government-mandated quarantines, and an overall slowdown of economic activity in some areas.  Cases have been confirmed worldwide, including in Japan, Italy, Brazil, Canada and the United States.  To the extent that such economic conditions negatively impact consumer and business confidence, travel and consumption patterns or volumes for our products, our business and results of operations could be significantly and adversely affected.

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
101
The following financial information from Highwater Ethanol, LLC's Quarterly Report on Form 10-Q for the quarter ended January 31, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets as of January 31, 2020 and October 31, 2019, (ii) Condensed Statements of Operations for the three months ended January 31, 2020 and 2019, (iii) Statements of Cash Flows for the three months ended January 31, 2020 and 2019, (iv) the Notes to Condensed Financial Statements and (v) Condensed Statements of Changes in Members' Equity for the three months ended January 31, 2020 and 2019.**

(+) Confidential Treatment Requested.
* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HIGHWATER ETHANOL, LLC

Date:	March 11, 2020	/s/ Brian Kletscher
Brian Kletscher
Chief Executive Officer
(Principal Executive Officer)

Date:	March 11, 2020	/s/ Lucas Schneider
Lucas Schneider
Chief Financial Officer
(Principal Financial and Accounting Officer)