Form 10-Q
period 2020-04-30
HIGHWATER ETHANOL LLC
filed 2020-06-12
CIK 1371451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended April 30, 2020

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
☐ Yes     ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  As of June 12, 2020 there were 4,800 membership units outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HIGHWATER ETHANOL, LLC
Condensed Balance Sheets

ASSETS	April 30, 2020	October 31, 2019
	(Unaudited)
Current Assets
Cash and cash equivalents	$640,056	$1,639,114
Derivative instruments	338,198	469,740
Accounts receivable	1,632,007	2,961,977
Inventories	8,632,642	7,367,356
Prepaids and other	233,703	166,243
Total current assets	11,476,606	12,604,430

Property and Equipment
Land and land improvements	12,836,332	12,836,332
Buildings	38,818,532	38,818,532
Office equipment	1,151,330	1,151,330
Plant and process equipment	78,744,660	78,050,785
Vehicles	123,779	123,779
Construction in progress	246,067	278,333
	131,920,700	131,259,091
Less accumulated depreciation	(77,305,062)	(72,784,587)
Net property and equipment	54,615,638	58,474,504

Other Assets
Investments	3,084,692	2,752,266
Right of use asset - operating leases	626,095	—
Right of use asset - finance leases	1,304,292	—
Deposits	409,283	191,457
Total other assets	5,424,362	2,943,723

Total Assets	$71,516,606	$74,022,657

LIABILITIES AND MEMBERS' EQUITY	April 30, 2020	October 31, 2019
	(Unaudited)
Current Liabilities
Accounts payable	$3,833,528	$6,908,305
Accrued expenses	1,134,366	1,156,038
Current maturities of long-term debt	1,987,540	2,729,739
Current portion of operating lease liability	137,476	—
Current portion of finance lease liability	108,879	—
Total Current Liabilities	7,201,789	10,794,082

Long-Term Liabilities
Term Debt	13,211,200	7,244,124
Operating lease liability	488,619	—
Finance lease liability	1,211,820	—
Total Long-Term Liabilities	14,911,639	7,244,124

Commitments and Contingencies

Members' Equity
Members' equity, 4,805 and 4,807 units outstanding	49,403,178	55,984,451

Total Liabilities and Members’ Equity	$71,516,606	$74,022,657

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Condensed Unaudited Statements of Operations

	Three Months Ended		Six Months Ended
	April 30, 2020	April 30, 2019	April 30, 2020	April 30, 2019

Revenues	$20,257,229	$22,939,711	$47,441,253	$45,628,121

Cost of Goods Sold	23,074,815	24,556,335	$51,734,163	$49,043,632

Gross Loss	(2,817,586)	(1,616,624)	$(4,292,910)	$(3,415,511)

Operating Expenses	1,065,807	811,557	$2,086,328	$1,572,888

Operating Loss	(3,883,393)	(2,428,181)	$(6,379,238)	$(4,988,399)

Other Income (Expense)
Interest income	825	2,539	$3,237	$3,281
Other income	85,607	46,019	$101,143	$52,917
Interest expense	(197,535)	(213,570)	$(358,778)	$(416,164)
Income from equity method investments	42,906	13,692	$65,363	$49,152
Total other income (expense), net	(68,197)	(151,320)	$(189,035)	$(310,814)

Net Loss	$(3,951,590)	$(2,579,501)	$(6,568,273)	$(5,299,213)

Weighted Average Units Outstanding	4,806	4,810	4,807	4,811
Net Loss Per Unit, Basic and Diluted	$(822.22)	$(536.28)	(1,366.40)	$(1,101.48)
Distributions Per Unit	$—	$—	$—	$—

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Statements of Changes in Members' Equity (Unaudited)

Members' Equity

Balance - October 31, 2018	$64,297,887

Net loss for the three-month period ended January 31, 2019	(2,719,712)

Balance - January 31, 2019	61,578,175

Net loss for the three-month period ended April 30, 2019	(2,579,501)

Member unit repurchase, 4 units	(32,000)

Balance - April 30, 2019	$58,966,674

Members' Equity

Balance - October 31, 2019	$55,984,451

Net loss for the three-month period ended January 31, 2020	(2,616,683)

Balance - January 31, 2020	$53,367,768

Net loss for the three-month period ended April 30, 2020	(3,951,590)

Member unit repurchase, 2 units	(13,000)

Balance - April 30, 2020	$49,403,178

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Condensed Unaudited Statements of Cash Flows

	Six Months Ended
	April 30, 2020	April 30, 2019
Cash Flows from Operating Activities
Net Loss	$(6,568,273)	$(5,299,213)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	4,601,799	4,443,543
Distributions in excess of earnings from equity method investments	78,683	270,532
Non-cash patronage income	(411,111)	(224,464)
Changes in assets and liabilities
Accounts receivable	1,329,970	(1,237,882)
Inventories	(1,265,286)	783,469
Derivative instruments	131,543	429,082
Prepaids and other	(285,286)	(128,033)
Accounts payable	(3,080,046)	(609,930)
Accrued expenses	(21,672)	752,336
Net cash used in operating activities	(5,489,679)	(820,560)

Cash Flows from Investing Activities
Capital expenditures	(656,339)	(810,754)
Net cash used in investing activities	(656,339)	(810,754)

Cash Flows from Financing Activities
Payments on long-term debt	(4,500,000)	(1,500,000)
Proceeds from long-term debt	9,712,200	4,000,000
Member unit repurchase	(13,000)	(32,000)
Payment on finance lease liability	(52,240)	—
Net cash provided by financing activities	5,146,960	2,468,000

Net (Decrease) Increase in Cash and Cash Equivalents	(999,058)	836,686

Cash and Cash equivalents – Beginning of Period	1,639,114	430,702

Cash and Cash equivalents – End of Period	$640,056	$1,267,388

Supplemental Cash Flow Information
Cash paid for interest	$298,090	$356,260

Supplemental Disclosure of Noncash Financing and Investing Activities
Capital expenditures included in accounts payable	$18,485	$27,559
Establishment of lease liability and right of use asset	$2,064,994	$—

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
April 30, 2020

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

In the opinion of management, the interim condensed financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for fair presentation of the Company's financial position as of April 30, 2020 and the results of operations and cash flows for all periods presented.

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
The Company generally sells ethanol and related products pursuant to marketing agreements. The Company’s products are shipped FOB shipping point. The Company recognizes revenue when control of goods is transferred, which is consistent with the Company's previous policy where revenues were recognized when the customer has taken title and has assumed the risks and rewards of ownership, prices are fixed or determinable and collectability is reasonably assured. For ethanol and distillers grains sales, control transfers when loaded into the rail car.
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

HIGHWATER ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
April 30, 2020

Disaggregation of revenue:

All revenue recognized in the income statement is considered to be revenue from contracts with customers. The following table depicts the disaggregation of revenue according to product line for the three and six months ended April 30, 2020 and 2019:

	Three Months Ended April 30, 2020	Three Months Ended April 30, 2019	Six Months Ended April 30, 2020	Six Months Ended April 30, 2019
Revenue Sources	Amount (Unaudited)	Amount (Unaudited)	Amount (Unaudited)	Amount (Unaudited)

Ethanol Sales	$14,780,030	$17,333,479	$36,136,005	$34,282,684
Modified Distillers Grains Sales	1,161,460	953,103	2,454,805	2,110,556
Dried Distillers Grains Sales	3,526,267	4,000,185	7,209,629	7,850,551
Corn Oil Sales	789,472	652,944	1,640,814	1,384,330
Total Revenues	$20,257,229	$22,939,711	$47,441,253	$45,628,121

Contract assets and contract liabilities:

The Company has short term contract liabilities from contracts with customers of $6,230 at April 30, 2020 and $4,947 at October 31, 2019.

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

HIGHWATER ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
April 30, 2020

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

In accordance with the Company’s policy for evaluating impairment of long-lived assets described above, when a triggering event occurs management evaluates the recoverability of the facilities based on projected future cash flows from operations over the facilities’ estimated useful lives. In determining the projected future undiscounted cash flows, the Company makes significant assumptions concerning the future viability of the ethanol industry, the future price of corn in relation to the future price of ethanol and the overall demand in relation to production and supply capacity. The Company has not recorded any impairment as of April 30, 2020 and 2019.

Fair Value of Financial Instruments

The carrying value of accounts receivable, accounts payable, and other financial instrument working capital items approximate fair value at April 30, 2020 due to the short maturity nature of these instruments (Level 2).

Commodities contracts are carried at fair value, based on dealer quotes and live trading levels (Note 5).

The Company believes the carrying amount of the long-term debt approximates fair value due to a significant portion of total indebtedness containing variable interest rates and this rate is a market interest rate for these borrowings (Level 2).

Investments

The Company has a 5.55% investment interest in an unlisted company, Renewable Products Marketing Group, LLC (RPMG), who markets the Company’s ethanol. The Company also has a 7% ownership interest in Lawrenceville Tank, LLC (LT), which owns and operates a trans load/tank facility near Atlanta, Georgia. These investments are flow-through entities and are being accounted for by the equity method of accounting under which the Company’s share of net income is recognized as income in the Company’s statements of operations and added to the investment account. Distributions or dividends received from the investment are treated as a reduction of the investment account. The Company consistently follows the practice of recognizing the net income from equity method investments based on the most recent reliable data. Therefore, the net income which is reported in the Company's statement of operations for the period ended April 30, 2020 is based on the investee’s results of operations for the period ended March 31, 2020.

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

HIGHWATER ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
April 30, 2020

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

The ethanol industry experienced adverse conditions throughout most of 2018 and 2019 as a result of industry-wide record low ethanol prices due to reduced demand and high industry inventory levels. These adverse conditions continued into 2020 and were compounded by the COVID-19 pandemic. As a result, the Company has experienced negative operating margins, lower cash flow from operations and net operating losses. In response, the Company has reduced its ethanol production levels by up to 25%.  The Company continues to monitor COVID-19 developments and the effect on demand for its products in order to make adjustments to production levels as warranted.

3. INVENTORIES

Inventories consisted of the following at:

	April 30, 2020	October 31, 2019

Raw materials	$2,964,116	$2,801,255
Spare parts and supplies	3,835,817	3,384,360
Work in process	879,922	743,850
Finished goods	952,787	437,891
Total	$8,632,642	$7,367,356

The Company recorded a lower of cost or net realizable value write-down on corn inventory of approximately $230,000 and ethanol inventory of approximately $31,000 at April 30, 2020. The Company recorded a lower of cost or net realizable value write-down on distillers grains inventory of approximately $21,000 at October 31, 2019.

4. DERIVATIVE INSTRUMENTS

As of April 30, 2020, the Company had entered into corn and ethanol derivative instruments, which are required to be recorded as either assets or liabilities at fair value in the balance sheet. The Company uses these instruments to manage risks from changes in market rates and prices. Derivatives qualify for treatment as hedges when there is a high correlation between the change in fair value of the derivative instrument and the related change in value of the underlying hedged item. The Company may designate the hedging instruments based upon the exposure being hedged as a fair value hedge or a cash flow hedge. The derivative instruments outstanding at April 30, 2020 are not designated as hedges for accounting purposes.

HIGHWATER ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
April 30, 2020

Commodity Contracts

Management expects all open futures positions outstanding as of April 30, 2020 to be realized within the next twelve months.

The following tables provide details regarding the Company's derivative instruments at April 30, 2020 and October 31, 2019:

Instrument	Balance Sheet location	April 30, 2020	October 31, 2019

Corn, natural gas and ethanol contracts
In gain position		$9,188	$124,069
In loss position		(431,622)	(775,887)
Deposits with broker		760,632	1,121,558
	Current assets	$338,198	$469,740

The following tables provide details regarding the gains (losses) from the Company's derivative instruments in the statements of operations, none of which are designated as hedging instruments:

	Statement of	Three Months Ended April 30,
	Operations location	2020	2019
Ethanol contracts	Revenues	(13,350)	$40,738
Corn contracts	Cost of goods sold	(462,728)	(767,484)
Natural gas contracts	Cost of goods sold	4,919	—

	Statement of	Six Months Ended April 30,
	Operations location	2020	2019
Ethanol contracts	Revenues	$47,921	$(95,059)
Corn contracts	Cost of goods sold	(424,373)	(92,119)
Natural gas contracts	Cost of goods sold	11,240	19,806

5. FAIR VALUE MEASUREMENTS

The following table provides information on those assets (liabilities) measured at fair value on a recurring basis.

	Fair Value as of	Fair Value Measurement Using
	April 30, 2020	Level 1	Level 2	Level 3
Derivative instruments - commodities
In gain position	$9,188	$9,188	$—	$—
In loss position	(431,622)	(12,450)	(419,172)	—

	Fair Value as of	Fair Value Measurement Using
	October 31, 2019	Level 1	Level 2	Level 3
Derivative instruments - commodities
In gain position	$124,069	$4,538	$119,531	$—
In loss position	(775,887)	(4,375)	(771,512)	—

The Company determines the fair values of commodities by obtaining the fair value measurements from an independent pricing service based on dealer quotes and live trading levels from the Chicago Board of Trade.

HIGHWATER ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
April 30, 2020

6. DEBT FINANCING

Long-term debt consists of the following at:

	April 30, 2020	October 31, 2019
Term Loan	$2,000,000	$3,500,000

Term Revolving Loan	12,499,000	6,499,000

PPP Loan	712,200	—

Total	15,211,200	9,999,000

Less Debt Issuance Costs	(12,460)	(25,137)

Less amounts due within one year	(1,987,540)	(2,729,739)

Net long-term debt	$13,211,200	$7,244,124

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
Term Loan

The Term Loan had an original balance of $15,000,000 with a variable interest rate based on the 30-day LIBOR rate plus 325 basis points with no minimum interest rate. The applicable interest rate at April 30, 2020 was 3.97%. Monthly principal payments are due on the Term Loan of approximately $250,000 plus accrued interest. Payments of all amounts outstanding are due on January 22, 2021. The outstanding balance on this note was $2,000,000 at April 30, 2020. The Company may convert the Term Loan to a fixed rate loan, subject to certain conditions as described in the Second Amended and Restated Credit Agreement and with the consent of Compeer.

Term Revolving Loan

The Term Revolving Loan is for $20,000,000 with a variable interest rate based on the 30-day LIBOR rate plus 325 basis points with no minimum interest rate. The applicable interest rate at April 30, 2020 was 3.97%. The Term Revolving Loan may be advanced, repaid and re-borrowed during the term. Monthly interest payments are due on the Term Revolving Loan. Payment of all amounts outstanding are due on January 22, 2023. The outstanding balance on this note was $12,499,000 at April 30, 2020. The Company pays interest at a rate of 1.50% on amounts outstanding for letters of credit which also reduce the amount available under the Term Revolving Loan. The Company has no letters of credit outstanding at April 30, 2020. The Company is also required to pay unused commitment fees for the Term Revolving Loan as defined in the Second Amended and Restated Credit Agreement.

HIGHWATER ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
April 30, 2020

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
PPP Loan

In March 2020, Congress passed a stimulus bill called the CARES Act to provide economic relief related to the COVID-19 pandemic. One of the programs established by the Cares Act is the Paycheck Protection Program ("PPP"), authorizing loans to small business for use in paying employees that continue to work throughout the COVID-19 pandemic and for rent, utilities and interest on mortgages. Loans obtained through the PPP are administered by the Small Business Administration and eligible to be forgiven as long as the proceeds are used for qualifying purposes and other conditions are met. On April 14, 2020, the Company was awarded a PPP loan in the amount of $712,200. The entire loan is expected to be used to pay employees and for other qualifying costs and be substantially forgiven.  To the extent it is not forgiven, the Company would be required to repay that portion at an interest rate of 1% over twelve months beginning on May 1, 2021.

The estimated maturities of the long-term debt at April 30, 2020 are as follows:

	Principal	Debt Issuance Costs	Total
April 2021	2,000,000	(12,460)	1,987,540
April 2022	356,100	—	356,100
April 2023	12,855,100	—	12,855,100
Long-term debt	$15,211,200	$(12,460)	$15,198,740

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

HIGHWATER ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
April 30, 2020

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

The following table summarizes the remaining maturities of the Company’s operating and finance lease liabilities as of April 30, 2020:

For the Period Ending April 30,	Operating Leases	Finance Leases
2021	$168,480	$178,800
2022	168,480	178,800
2023	168,480	178,800
2024	168,480	178,800
2025	28,080	178,800
Thereafter	—	804,600
Totals	702,000	1,698,600
Amount representing interest	(75,905)	(377,901)
Lease liability	$626,095	$1,320,699

Lease Cost	Three Months ended April 30, 2020	Six Months ended April 30, 2020

Operating lease cost	$42,120	$84,240
Finance lease cost
Amortization of leased assets	34,323	68,646
Interest on lease liabilities	18,401	37,160

Net lease cost	$94,844	$190,046

8. COMMITMENTS AND CONTINGENCIES

Marketing Agreements

The Company has an ethanol marketing agreement with a marketer (RPMG) to purchase, market, and distribute ethanol produced by the Company. The Company also entered into a member control agreement with the marketer whereby the Company made capital contributions and became a minority owner of the marketer. The member control agreement became effective on February 1, 2011 and provides the Company a membership interest with voting rights. The marketing agreement will terminate if the Company ceases to be a member. The Company will assume certain of the member’s rail car leases if the agreement is terminated. The Company can sell its ethanol either through an index arrangement or at an agreed upon fixed price. The marketing agreement is perpetual until terminated according to the agreement.  The Company may be obligated to continue to market its ethanol through the marketer for a period of time. The amended agreement requires minimum capital amounts invested as required under the agreement.

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

Forward Contracts

In the ordinary course of business, we enter into forward contracts for our commodity purchases and sales. The Company recorded a lower of cost or net realizable value write-down on the forward fixed price contracts of approximately $12,000 at April 30, 2020. Forward contracts are as follows at April 30, 2020:

	Quantity	Average Price	Delivery Date

Purchase of corn (in bushels):
Basis Contracts	1,862,452		By 3/31/21
Priced Contracts	1,037,875	$3.35	By 7/31/21
Total	2,900,327

Purchase of natural gas (in dekatherms):
Index contracts	—
Priced contracts	2,771,000	$2.45	By 3/31/23
Total	2,771,000

Purchase of denaturant (in gallons):
Index contracts	—
Priced contracts	956,800	$1.25	By 12/31/20
Total	956,800

Sales of dry distillers grains (in tons):
Index contracts	—
Priced contracts	4,382	$161.53	By 6/30/20
Total	4,382

Sales of modified distillers grains (in tons)
Index contracts	—
Priced contracts	8,200	$74.71	By 8/31/20
Total	8,200

Sales of corn oil (in pounds)
Index contracts	—
Priced contracts	745,296	$0.28	By 9/30/20
Total	745,296

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three and six month periods ended April 30, 2020, compared to the same periods of the prior fiscal year. This discussion should be read in conjunction with the condensed financial statements and notes and the information contained in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2019.

Forward-Looking Statements

This report contains forward-looking statements that involve future events, our future performance and our expected future operations and actions.  In some cases you can identify forward-looking statements by the use of words such as “will,” “may,” “should,” “anticipate,” “believe,” “expect,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties. Many factors could cause actual results to differ materially from those projected in forward-looking statements. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include, but are not limited to:

•	Changes in the availability and price of corn and natural gas;
•	Reduction or elimination of the Renewable Fuel Standard;
•	Volatile commodity and financial markets;
•	Changes in legislation benefiting renewable fuels;
•	Our ability to comply with the financial covenants contained in our credit agreements with our lenders;
•	Our ability to profitably operate the ethanol plant and maintain a positive spread between the selling price of our products and our raw material costs;
•	Results of our hedging activities and other risk management strategies;
•	Ethanol and distillers grains supply exceeding demand and corresponding price reductions;
•	Our ability to generate cash flow to invest in our business and service our debt;
•	Changes in the environmental regulations that apply to our plant operations and changes in our ability to comply with such regulations;
•	Changes in our business strategy, capital improvements or development plans;
•	Changes in plant production capacity or technical difficulties in operating the plant;
•	Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries;
•	Lack of transportation, storage and blending infrastructure preventing ethanol from reaching high demand markets;
•	Changes in federal and/or state laws or policies impacting the ethanol industry;
•	Changes and advances in ethanol production technology and the development of alternative fuels and energy sources and advanced biofuels;
•	Competition from alternative fuel additives;
•	Changes in interest rates and lending conditions;
•	Decreases in the price we receive for our ethanol and distillers grains;
•	Our inability to secure credit or obtain additional equity financing we may require in the future;
•	Our ability to retain key employees and maintain labor relations;
•	Changes in the price of oil and gasoline;
•	Competition from clean power systems using fuel cells, plug-in hybrids and electric cars;
•	International trade disputes and the imposition of tariffs by foreign governments on our products;
•	Use by the EPA of small refinery exemptions; and
•	A slowdown in global and regional economic activity, reduced demand for our products and the potential for labor shortages and shipping disruptions resulting from the COVID-19 pandemic.

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

Overview

Highwater Ethanol, LLC (“we,” “our,” “Highwater Ethanol” or the “Company”) was formed as a Minnesota limited liability company organized on May 2, 2006, for the purpose of constructing, owning, and operating an ethanol plant near Lamberton, Minnesota. Since August 2009, we have been engaged in the production of ethanol and distillers grains at the plant.

The ethanol industry experienced industry-wide record low ethanol prices throughout most of 2018 and 2019 due to reduced demand and high industry inventory levels. This continued into 2020 and the situation was compounded by the impact of the COVID-19 pandemic. In response to unfavorable operating conditions, we have reduced our ethanol production levels by up to 25%. We continue to monitor the impact of COVID-19 in order to make adjustments to production levels as needed. The plant was operating at an average ethanol production rate of approximately 67 million gallons annually prior to making the decision to curtail production.

We received a loan in the amount of $712,200 through the Payroll Protection Program which offers loans to small businesses impacted by the COVID-19 pandemic. These loans are forgiven to the extent proceeds are spent on certain qualifying costs and other conditions are met. Management anticipates that the loan will be substantially forgiven. To the extent it is not forgiven, we would be required to repay that portion at an interest rate of 1% over twelve months beginning on May 1, 2020.

We expect to fund our operations during the next 12 months using cash flow from our continuing operations and our current credit facilities. However, should we experience unfavorable operating conditions in the ethanol industry that prevent us from profitably operating the ethanol plant, we may need to seek additional funding.

Results of Operations for the Three Months Ended April 30, 2020 and 2019

The following table shows the results of our operations and the approximate percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our unaudited statements of operations for the three months ended April 30, 2020 and 2019:

	2020		2019
Statements of Operations Data	Amount (unaudited)%		Amount (unaudited)%

Revenues	$20,257,229	100.00%	$22,939,711	100.00%
Cost of Goods Sold	23,074,815	113.91%	24,556,335	107.05%
Gross Loss	(2,817,586)	(13.91)%	(1,616,624)	(7.05)%
Operating Expenses	1,065,807	5.26%	811,557	3.54%
Operating Loss	(3,883,393)	(19.17)%	(2,428,181)	(10.59)%
Other Income (Expense), net	(68,197)	(0.34)%	(151,320)	(0.66)%
Net Loss	$(3,951,590)	(19.51)%	$(2,579,501)	(11.24)%

The following table shows the sources of our revenue for the three months ended April 30, 2020 and 2019:

	2020		2019
Revenue Sources	Amount (Unaudited)%		Amount (Unaudited)%

Ethanol Sales	$14,780,030	72.96%	$17,333,479	75.56%
Modified Distillers Grains Sales	1,161,460	5.73%	953,103	4.15%
Dried Distillers Grains Sales	3,526,267	17.41%	4,000,185	17.44%
Corn Oil Sales	789,472	3.90%	652,944	2.85%
Total Revenues	$20,257,229	100.00%	$22,939,711	100.00%

Revenue

Ethanol
Our ethanol revenues were lower for the three months ended April 30, 2020, as compared to the three months ended April 30, 2019. Revenue from ethanol sales decreased by approximately 14.7% during the three months ended April 30, 2020, as compared to the three months ended April 30, 2019, due primarily to decreases in the average price per gallon of ethanol and number of gallons of ethanol sold. The average price per gallon of ethanol sold for the three months ended April 30, 2020 was approximately 11.6% lower than the average price we received for the three months ended April 30, 2019. Ethanol prices have been negatively affected for an extended period by lower domestic demand resulting in part from the use by the Environmental Protection Agency ("EPA") of the small refinery exemption and a decline in ethanol exports due to trade disputes with foreign governments and the institution of a tariff by China on ethanol produced in the United States. Ethanol prices further decreased due to a collapse in both domestic and foreign demand as a result of restrictions put in place in response to the COVID-19 pandemic. Some plants have reduced ethanol production levels in response to unfavorable operating conditions which had positive impact on ethanol prices towards the end of the period.
Ethanol prices will likely remain low until current restrictions in response to the COVID-19 pandemic are released and fuel demand returns. It is uncertain when this may occur. If crude oil and gasoline prices remain low, that could have a significant negative impact on the market price of ethanol and our profitability. However, a decrease in ethanol production resulting from some ethanol plants reducing or shutting down production could have a positive impact on ethanol prices. Trade agreements between the United States and China and other foreign governments could also lead to an increase in ethanol export demand and higher ethanol prices. Other factors likely to affect ethanol prices in the coming fiscal year include the EPA's use of the the small refinery exemption, approval of the year-round sale of E15 and changes in domestic corn prices.
The number of gallons of ethanol sold decreased by approximately 3.2% during the three months ended April 30, 2020, as compared to the three months ended April 30, 2019 resulting primarily from decreased ethanol production rates for the period. We have reduced our ethanol production levels by up to 25%.

We had losses related to ethanol based derivative instruments of $13,350 for the three months ended April 30, 2020. We had gains related to ethanol based derivative instruments of $40,738 for the three months ended April 30, 2019.

Distillers Grains

Revenue from distillers grains sales decreased by approximately 5.1% during the three months ended April 30, 2020, as compared to the three months ended April 30, 2019. The tons of dried distillers grains sold during the three months ended April 30, 2020, decreased by approximately 21.3% as compared to the three months ended April 30, 2019. However, the tons of modified distillers grains sold during the three months ended April 30, 2020, increased by approximately 9.5% as compared to the three months ended April 30, 2019. The overall tons of distillers grains produced decreased due primarily to lower ethanol production levels and higher corn oil production levels for the period which resulted in decreased distillers grains production.

For the three months ended April 30, 2020, the average price per ton of dried distillers grains sold was approximately 12.0% higher than the average price we received during the three months ended April 30, 2019, due to a decrease in supply resulting from some ethanol plants reducing or shutting down production. For the three months ended April 30, 2020, the average price per ton of modified distillers grains sold was approximately 11.3% higher than during the three months ended April 30, 2019, due to increased demand and reduced production in our local area.

Management anticipates that both domestic and foreign demand for distillers grains may be negatively affected by the COVID-19 pandemic. However, a decrease in production could continue to have a positive impact on prices. Other factors likely to affect distillers grains prices include domestic corn prices and availability of corn, the imposition by China of anti-dumping and anti-subsidy duties on distillers grains produced in the U.S. and other trade actions by the United States and foreign governments.

Corn Oil

Revenue from corn oil sales increased by approximately 20.9% during the three months ended April 30, 2020, as compared to the three months ended April 30, 2019. This is primarily the result of increases in the average price per pound of corn oil sold and the amount of corn oil sold during the three months ended April 30, 2020. The pounds of corn oil sold during the three months ended April 30, 2020, increased by approximately 13.5% as compared to the the three months ended April 30, 2019. The amount of corn oil sold increased due to improved efficiencies.

The average price per pound of corn oil sold increased during the three months ended April 30, 2020, as compared to the three months ended April 30, 2019. For the three months ended April 30, 2020, the average price per pound of corn oil we received was approximately 8.3% higher than the three months ended April 30, 2019, due to a decrease in corn oil supply resulting from some ethanol plants reducing or shutting down ethanol production in response to poor economic conditions. In addition, corn oil prices were positively affected by the renewal of the biodiesel blenders' tax credit in December 2019 which is expected to increase demand.

Cost of Goods Sold

Our two largest costs of production are corn (68.9% of cost of goods sold for the three months ended April 30, 2020) and natural gas (6.1% of cost of goods sold for the three months ended April 30, 2020). Our total cost of goods sold was approximately 6.3% less during the three months ended April 30, 2020, as compared to the three months ended April 30, 2019, due to decreased bushels of corn ground.

Corn

Our average price per bushel of corn for the three months ended April 30, 2020 increased by approximately 0.9% per bushel, as compared to the three months ended April 30, 2019, due to a smaller corn crop in places near our local area which has led to a higher market value for corn as end users from those areas encroach on our local market. However, corn prices declined towards the end of the period due to decreased demand related to the COVID-19 pandemic.

Management expects there to be an adequate corn supply available in our area to operate the ethanol plant. However, corn prices have been volatile and are likely to remain so in the future depending on weather conditions, supply and demand, stocks and other factors and could significantly impact our costs of production.

We used approximately 8.8% less bushels of corn in the three months ended April 30, 2020, as compared to the three months ended April 30, 2019, due to improved efficiencies combined with a decrease in ethanol production for the period.

At April 30, 2020, we have 1,862,452 bushels of forward fixed basis corn purchase contracts and 1,037,875 bushels of forward fixed price corn contracts valued at approximately $3,474,000 for various delivery periods through July 2021. We had losses related to corn derivative instruments of $462,728 and $767,484 for the three months ended April 30, 2020 and 2019, respectively.

Natural Gas

Our average price per MMBTU of natural gas was approximately 17.2% higher for the three months ended April 30, 2020, as compared to the three months ended April 30, 2019. Natural gas prices were higher due to new interim tariff rates levied by Northern Natural Gas effective January 1, 2020. Management anticipates that natural gas prices will continue at current levels unless the natural gas industry experiences production problems or if there are large increases in natural gas demand.

For the three months ended April 30, 2020, we purchased approximately 11.5% less natural gas as compared to the three months ended April 30, 2019. This decrease in natural gas usage is primarily due to a decrease in dried distillers grains production.

At April 30, 2020, we have 2,771,000 MMBTUs of forward natural gas sales contracts valued at approximately $6,781,000 for various delivery periods through March 2023. We had gains related to natural gas derivative instruments of $4,919 and $0 for the three months ended April 30, 2020 and 2019, respectively.

Operating Expense

We had operating expenses for the three months ended April 30, 2020 of $1,065,807, as compared to operating expenses of $811,557 for the three months ended April 30, 2019. Management attributes this increase in operating expenses primarily to an increase in consulting fees and insurance costs for the three months ended April 30, 2020, as compared to the three months ended April 30, 2019. Management continues to pursue strategies to optimize efficiencies and maximize production. These efforts may result in a decrease in our operating expenses on a per gallon basis. However, because these expenses do not vary with the level of production at the plant, we expect our operating expenses to remain relatively steady.

Operating Loss

We had a loss from operations for the three months ended April 30, 2020 of $3,883,393, which is approximately (19.17%) of our revenues, compared to a loss of $2,428,181, which was approximately (10.59)% of our revenues, for the three months ended April 30, 2019. This increase in operating loss is primarily due to a decrease in the price received for our ethanol relative to the price we paid for corn.

Other Expense

We had total other expense for the three months ended April 30, 2020 of $68,197, as compared to total other expense of $151,320 for the three months ended April 30, 2019. Our other expense for the three months ended April 30, 2020, consisted primarily of interest expense offset by income from investments. This decrease in other expense is primarily due to an increase in income from investments partially offset by an increase in interest expense.

Results of Operations for the Six Months Ended April 30, 2020 and 2019

The following table shows the results of our operations and the approximate percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our unaudited statements of operations for the six months ended April 30, 2020 and 2019:

	2020		2019
Statements of Operations Data	Amount (unaudited)%		Amount (unaudited)%

Revenues	$47,441,253	100.00%	$45,628,121	100.00%
Cost of Goods Sold	$51,734,163	109.05%	$49,043,632	107.49%
Gross Loss	$(4,292,910)	(9.05)%	$(3,415,511)	(7.49)%
Operating Expenses	$2,086,328	4.40%	$1,572,888	3.45%
Operating Loss	$(6,379,238)	(13.45)%	$(4,988,399)	(10.93)%
Other Income (Expense), net	$(189,035)	(0.40)%	$(310,814)	(0.68)%
Net Loss	$(6,568,273)	(13.85)%	$(5,299,213)	(11.61)%

The following table shows the sources of our revenue for the six months ended April 30, 2020 and 2019:

	2020		2019
Revenue Sources	Amount (Unaudited)%		Amount (Unaudited)%

Ethanol Sales	$36,136,005	76.17%	$34,282,684	75.13%
Modified Distillers Grains Sales	2,454,805	5.17%	2,110,556	4.63%
Dried Distillers Grains Sales	7,209,629	15.20%	7,850,551	17.21%
Corn Oil Sales	1,640,814	3.46%	1,384,330	3.03%
Total Revenues	$47,441,253	100.00%	$45,628,121	100.00%

Revenue

Ethanol

Our ethanol revenues were greater for the six months ended April 30, 2020, as compared to the six months ended April 30, 2019. Revenue from ethanol sales increased by approximately 5.4% during the six months ended April 30, 2020, as compared to the six months ended April 30, 2019, due primarily to an increase in the average price per gallon of ethanol and number of gallons of ethanol sold. The average price per gallon of ethanol sold for the six months ended April 30, 2020 was approximately 1.72% higher than the average price we received for the six months ended April 30, 2019. The average price we received for the six months ended April 30, 2020 was higher when compare to the same period in 2019 primarily due to some plants reducing ethanol production levels in response to unfavorable operating conditions. Overall, ethanol prices have been negatively affected for an extended period by lower domestic demand resulting in part from the EPA's use of the small refinery exemption and a decline in ethanol exports due to trade disputes with foreign governments and the institution of a tariff by China on ethanol produced in the United States. Ethanol prices further decreased due to a collapse in both domestic and foreign demand as a result of restrictions put in place in response to the COVID-19 pandemic.
Ethanol prices will likely remain low until current restrictions in response to the COVID-19 pandemic are released and fuel demand returns. It is uncertain when this may occur. If crude oil and gasoline prices remain low, that could have a significant negative impact on the market price of ethanol and our profitability. However, a decrease in ethanol production resulting from some ethanol plants reducing or shutting down production could have a positive impact on ethanol prices. Trade agreements between the United States and China and other foreign governments could also lead to an increase in ethanol export demand and higher ethanol prices. Other factors likely to affect ethanol prices in the coming fiscal year include the EPA's use of the the small refinery exemption, approval of the year-round sale of E15 and changes in domestic corn prices.
The number of gallons of ethanol sold increased by approximately 3.2% during the six months ended April 30, 2020, as compared to the six months ended April 30, 2019 due to our receipt of our updated air permit in October 2019 which allows us to increase ethanol gallons produced. However, this increase in our ethanol production rate for the period was partially offset by our reduction of ethanol production levels by up to 25% in March and April due to unfavorable operating conditions in the ethanol industry and the COVID-19 pandemic.

We had gains related to ethanol based derivative instruments of $47,921 for the six months ended April 30, 2020. We had losses related to ethanol based derivative instruments of $95,059 for the six months ended April 30, 2019.

Distillers Grains

Revenue from distillers grains sales decreased by approximately 3.0% during the six months ended April 30, 2020, as compared to the six months ended April 30, 2019. The tons of dried distillers grains sold decreased by approximately 10.50% during the six months ended April 30, 2020, as compared to the six months ended April 30, 2019. However, the tons of modified distillers grains sold during the six months ended April 30, 2020, increased by approximately 6.37% as compared to the six months ended April 30, 2019. The overall tons of distillers grains produced decreased due primarily to higher corn oil production levels for the period which resulted in decreased distillers grains production.

For the six months ended April 30, 2020, the average price per ton of dried distillers grains sold was approximately 2.62% higher than the average price we received during the six months ended April 30, 2019, due to a decrease in supply resulting from some ethanol plants reducing or shutting down production. For the six months ended April 30, 2020, the average price per ton of modified distillers grains sold was approximately 9.34% higher than during the six months ended April 30, 2019, due to increased demand and reduced production in our local area.

Management anticipates that both domestic and foreign demand for distillers grains may continue to be negatively affected by the COVID-19 pandemic. However, a decrease in production could continue to have a positive impact on prices. Other factors likely to affect distillers grains prices include domestic corn prices and availability of corn, the imposition by China of anti-dumping and anti-subsidy duties on distillers grains produced in the U.S. and other trade actions by the United States and foreign governments.

Corn Oil

Revenue from corn oil sales increased by approximately 18.5% during the six months ended April 30, 2020, as compared to the six months ended April 30, 2019. This is primarily the result of an increase in corn oil sold during the six months ended

April 30, 2020. The pounds of corn oil sold during the six months ended April 30, 2020, increased by approximately 22.87% as compared to the the six months ended April 30, 2019 due to increased ethanol production levels and improved efficiencies.

For the six months ended April 30, 2020, the average price per pound of corn oil we received was comparable to the six months ended April 30, 2019. Factors affecting corn oil prices for the period include the status of the biodiesel blenders' tax credit and changes in supply resulting from some ethanol plants reducing or shutting down ethanol production in response to poor economic conditions.

Cost of Goods Sold

Our two largest costs of production are corn (70.0% of cost of goods sold for the six months ended April 30, 2020) and natural gas (5.7% of cost of goods sold for the six months ended April 30, 2020). Our total cost of goods sold was approximately 5.3% more during the six months ended April 30, 2020, as compared to the six months ended April 30, 2019, due to increased corn costs and bushels ground.

Corn

Our average price per bushel of corn for the six months ended April 30, 2020 increased by approximately 12.3% per bushel, as compared to the six months ended April 30, 2019, due to a smaller corn crop in places near our local area which has led to a higher market value for corn as end users from those areas encroach on our local market. However, corn prices declined towards the end of the period due to reduced demand related to the COVID-19 pandemic.

Management expects there to be an adequate corn supply available in our area to operate the ethanol plant. However, corn prices have been volatile and are likely to remain so in the future depending on weather conditions, supply and demand, stocks and other factors and could significantly impact our costs of production.

We used approximately 1.5% more bushels of corn in the six months ended April 30, 2020, as compared to the six months ended April 30, 2019, due to an increase in ethanol production for the period.

At April 30, 2020, we have 1,862,452 bushels of forward fixed basis corn purchase contracts and 1,037,875 bushels of forward fixed price corn contracts valued at approximately $3,474,000 for various delivery periods through July 2021. We had losses related to corn derivative instruments of $424,373 and $92,119 for the six months ended April 30, 2020 and 2019, respectively.

Natural Gas

Our average price per MMBTU of natural gas was approximately 7.65% higher for the six months ended April 30, 2020, as compared to the six months ended April 30, 2019. Natural gas prices were higher due to new interim tariff rates levied by Northern Natural Gas effective January 1, 2020. Management anticipates that natural gas prices will continue at current levels unless the natural gas industry experiences production problems or if there are large increases in natural gas demand.

For the six months ended April 30, 2020, we purchased approximately 2.8% less natural gas as compared to the six months ended April 30, 2019. This decrease in natural gas usage is primarily due to a decrease in dried distillers grains production.

At April 30, 2020, we have 2,771,000 MMBTUs of forward natural gas sales contracts valued at approximately $6,781,000 for various delivery periods through March 2023. We had gains related to natural gas derivative instruments of $11,240 and $19,806 the six months ended April 30, 2020 and 2019, respectively.

Operating Expense

We had operating expenses for the six months ended April 30, 2020 of $2,086,328, as compared to operating expenses of $1,572,888 for the six months ended April 30, 2019. Management attributes this increase in operating expenses primarily to an increase in consulting fees and insurance costs for the six months ended April 30, 2020, as compared to the six months ended April 30, 2019. Management continues to pursue strategies to optimize efficiencies and maximize production. These efforts may result in a decrease in our operating expenses on a per gallon basis. However, because these expenses do not vary with the level of production at the plant, we expect our operating expenses to remain relatively steady.

Operating Loss

We had a loss from operations for the six months ended April 30, 2020 of $6,379,238, which is approximately (13.45%) of our revenues, compared to a loss of $4,988,399, which was approximately (10.93%) of our revenues, for the six months ended April 30, 2019. This increase in operating loss is primarily due to a an increase in the price we paid for corn relative to the price received for our ethanol.

Other Income (Expense)

We had total other expense for the six months ended April 30, 2020 of $189,035, as compared to total other expense of $310,814 for the six months ended April 30, 2019. Our other expense for the six months ended April 30, 2020, consisted primarily of interest expense offset by income from investments. This decrease in other expense is primarily due to an increase in other income and income from investments.

Changes in Financial Condition for the Six Months Ended April 30, 2020

The following table highlights the changes in our financial condition as of April 30, 2020 from our previous fiscal year ended October 31, 2019:

	April 30, 2020	October 31, 2019
Current Assets	$11,476,606	$12,604,430
Current Liabilities	7,201,789	10,794,082
Long-Term Liabilities	14,911,639	7,244,124

Current Assets

The decrease in current assets is primarily the result of decreases in cash and cash equivalents, derivative instruments and accounts receivable, which were offset partially by an increase in inventories at April 30, 2020, as compared to October 31, 2019.

Current Liabilities

The decrease in current liabilities is due primarily to a decrease in accounts payable and current maturities of long-term debt at April 30, 2020, as compared to October 31, 2019.

Long-Term Liabilities

Long-term liabilities increased at April 30, 2020, as compared to October 31, 2019, primarily due to increased borrowings on the Term Revolving Loan, obtaining a PPP loan and adoption of ASC 842 which resulted in recording lease liabilities.

Liquidity and Capital Resources

The ethanol industry experienced adverse conditions throughout most of 2018 and 2019 as a result of industry-wide record low ethanol prices due to reduced demand and high industry inventory levels. These adverse conditions continued into 2020 and were compounded by the COVID-19 pandemic. As a result of these factors, we have experienced negative operating margins, lower cash flow from operations and net operating losses. In response, we have reduced our ethanol production levels by up to 25%. We continue to monitor COVID-19 developments and the effect on demand for our products to make adjustments to production levels as warranted. Based on financial forecasts prepared by our management, we anticipate that we will have sufficient cash on hand, cash from our current credit facilities, and cash from our operations to continue to operate the ethanol plant for the next 12 months. We do not currently anticipate seeking additional equity or debt financing in the near term. However, if market conditions worsen, we could be forced to make further reductions in ethanol production levels or even temporarily shut down ethanol production.

The following table shows cash flows for the six months ended April 30, 2020 and 2019:

	2020	2019
	(unaudited)	(unaudited)
Net cash used in operating activities	$(5,489,679)	$(820,560)
Net cash used in investing activities	(656,339)	(810,754)
Net cash provided by financing activities	5,146,960	2,468,000

Cash Flow From Operations

We used more cash in operating activities for the six months ended April 30, 2020, as compared to the same period in 2019. This increase was primarily due to an increase in net loss and changes in accounts payable, inventories and accrued expenses for the six months ended April 30, 2020, as compared to the same period in 2019.

Cash Flow From Investing Activities

We used less cash in investing activities for the six months period ended April 30, 2020, as compared to the same period in 2019. This change was primarily due to a decrease in capital expenditures during the six months ended April 30, 2020.

Cash Flow From Financing Activities

We had more cash provided by financing activities during the six months ended April 30, 2020, as compared to the same period in 2019. This increase in cash provided was primarily the result of increased net borrowings on long-term debt during the six months ended April 30, 2020, as compared to the same period in 2019.

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

Term Loan

The Term Loan had an original balance of $15,000,000 with a variable interest rate based on the 30-day LIBOR rate plus 325 basis points with no minimum interest rate. The applicable interest rate at April 30, 2020 was 3.97%. Monthly principal payments are due on the Term Loan of approximately $250,000 plus accrued interest. Payments of all amounts outstanding are due on January 22, 2021. The outstanding balance on this note was $2,000,000 at April 30, 2020. We may convert the Term Loan to a fixed rate loan, subject to certain conditions as described in the Second Amended and Restated Credit Agreement and with the consent of Compeer.

Term Revolving Loan

The Term Revolving Loan is for up to $20,000,000 with a variable interest rate based on the 30-day LIBOR rate plus 325 basis points with no minimum interest rate. The applicable interest rate at April 30, 2020 was 3.97%. The Term Revolving Loan may be advanced, repaid and re-borrowed during the term. Monthly interest payments are due on the Term Revolving Loan with payment of all amounts outstanding due on January 22, 2023. The outstanding balance on this note was $12,499,000 at April 30, 2020. We pay interest at a rate of 1.50% on amounts outstanding for letters of credit which also reduce the amount available under the Term Revolving Loan. We had no letters of credit outstanding at April 30, 2020. We are also required to pay unused commitment fees for the Term Revolving Loan as defined in the Second Amended and Restated Credit Agreement.

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

PPP Loan

In March 2020, Congress passed a stimulus bill called the CARES Act to provide economic relief related to the COVID-19 pandemic. One of the programs established by the Cares Act is the Paycheck Protection Program ("PPP"), authorizing loans to small business for use in paying employees that continue to work throughout the COVID-19 pandemic and for rent, utilities and interest on mortgages. Loans obtained through the PPP are administered by the Small Business Administration and eligible to be forgiven as long as the proceeds are used for qualifying purposes and other conditions are met. On April 14, 2020, we were awarded a PPP loan in the amount of $712,200. Management expects that the entire loan will be used for to pay employees and for other qualifying costs and will be substantially forgiven.  To the extent it is not forgiven, we would be required to repay that portion at an interest rate of 1% over twelve months beginning on May 1, 2021.

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

As of April 30, 2020, the fair values of our commodity-based derivative instruments are a net liability of approximately $422,000. As the prices of the hedged commodity moves in reaction to market trends and information, our statement of operations will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to protect the Company over the term of the contracts for the hedged amounts.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from our Term Loan and our Term Revolving Loan, each bearing a variable interest rate.  As of April 30, 2020, we had $2,000,000 outstanding on the Term Loan and $12,499,000 outstanding on the Term Revolving Loan. Interest will accrue at the 30-day LIBOR rate plus 325 basis points. The applicable interest rate on these loans at April 30, 2020 was 3.97%. If we were to experience a 10% adverse change in the applicable interest rate, the annual effect such change would have on our income statement, based on the amount we had outstanding on our Term Loan and Term Revolving Loan at April 30, 2020, would be approximately $58,000.

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

In the ordinary course of business, we enter into forward contracts for our commodity purchases. At April 30, 2020, we have 1,862,452 bushels of forward fixed basis corn purchase contracts and 1,037,875 bushels of forward fixed price corn purchase contracts valued at approximately $3,474,000. These purchase contracts are for various delivery periods through July 2021. At April 30, 2020, we have 2,771,000 MMBTUs of forward natural gas fixed price purchase contracts valued at approximately $6,781,000 for delivery periods through March 2023. In addition, at April 30, 2020, we have 956,800 gallons of forward fixed price denaturant purchase contracts valued at approximately $1,198,000 for delivery periods through December 2020.

In the ordinary course of business, we enter into forward contracts for our commodity sales. At April 30, 2020, we have 4,382 tons of forward fixed price dried distillers grains sales contracts valued at approximately $708,000 for delivery periods through June 2020. At April 30, 2020, we have 8,200 tons of forward fixed price modified distillers grains sales contracts valued at approximately $613,000 for delivery periods through August 2020. In addition, at April 30, 2020, we have 745,296 pounds of forward fixed price corn oil sales contracts valued at approximately $212,000 for delivery periods through September 2020.
These derivatives have not been designated as effective hedges for accounting purposes and are forecasted to settle within the next twelve months. We had losses related to corn derivative instruments of $462,728 and $767,484 for the three months ended April 30, 2020 and 2019, respectively. We had losses related to ethanol based derivative instruments of $13,350 for the three months ended April 30, 2020. We had gains related to ethanol based derivative instruments of $40,738 for the three months ended April 30, 2019. We had gains related to natural gas derivative instruments of $4,919 and $0 for the three months ended April 30, 2020 and 2019, respectively.

As commodity prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to produce long-term positive growth for us.

A sensitivity analysis has been prepared to estimate our exposure to ethanol, distillers grains, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas prices and average ethanol and distillers grains prices as of April 30, 2020 net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from April 30, 2020. The results of this analysis, which may differ from actual results, are approximately as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price as of April 30, 2020	Approximate Adverse Change to Income
Natural Gas	1,541,000	MMBTU	10%	$300,500
Ethanol	67,000,000	Gallons	10%	$5,829,000
Corn	22,558,922	Bushels	10%	$6,384,000
DDGs	157,912	Tons	10%	$2,558,000

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

Our management, including our Chief Executive Officer (the principal executive officer), Brian Kletscher, along with our Chief Financial Officer (the principal financial officer), Lucas Schneider, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of April 30, 2020.  Based on this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended April 30, 2020, which were identified in connection with management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are subject to global and regional economic downturns and related risks and the effects of COVID-19 may materially and adversely affect demand and the market price for our products.

The level of demand for our products is affected by global and regional demographic and macroeconomic conditions. A significant downturn in global economic growth, or recessionary conditions in major geographic regions for prolonged periods, may lead to reduced demand for our products, which could have a negative effect on the market price of our products.  In December 2019, a novel coronavirus surfaced in Wuhan, China (“COVID-19”).  The spread of COVID-19 worldwide has resulted in businesses suspending or substantially curtailing global operations and travel, quarantines, and an overall substantial slowdown of economic activity impacting consumer and business confidence. Transportation fuels in particular, including ethanol, have experienced significant price declines and reduced demand. The effects of COVID-19 have and may continue to materially and adversely affect the market price for our products, our business, results of operations and liquidity.

The COVID-19 pandemic may negatively impact our ability to operate our business which could decrease or eliminate the value of our units.

COVID-19 has resulted in significant uncertainty in many areas of our business.  We do not know how long these conditions will last.  This uncertainty is expected to negatively impact our operations.  We may experience labor shortages if our employees are unable or unwilling to come to work.  If our suppliers cannot deliver the supplies we need to operate our business or if we are unable to ship our products due to trucking or rail shipping disruptions, we may be forced to suspend operations or reduce production.  If we are unable to operate the ethanol plant at capacity, it may result in unfavorable operating results.  Any shut down of operations or reduction in production, especially for an extended period of time, could reduce or eliminate the value of our units.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Units Purchased	Average Price Paid per Unit $	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs
February 1, 2020 - February 28, 2020	—	—	—	—
March 1, 2020 - March 31, 2020	—	—	—	—
April 1, 2020 - April 30, 2020	2	6,500	—	—
Total	2	13,000	—	—

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
101
The following financial information from Highwater Ethanol, LLC's Quarterly Report on Form 10-Q for the quarter ended April 30, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets as of April 30, 2020 and October 31, 2019, (ii) Condensed Statements of Operations for the three and six months ended April 30, 2020 and 2019, (iii) Statements of Cash Flows for the three and six months ended April 30, 2020 and 2019, (iv) the Notes to Condensed Financial Statements and (v) Condensed Statements of Changes in Members' Equity for the three and six months ended April 30, 2020 and 2019.**

(+) Confidential Treatment Requested.
* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HIGHWATER ETHANOL, LLC

Date:	June 12, 2020	/s/ Brian Kletscher
Brian Kletscher
Chief Executive Officer
(Principal Executive Officer)

Date:	June 12, 2020	/s/ Lucas Schneider
Lucas Schneider
Chief Financial Officer
(Principal Financial and Accounting Officer)