Form 10-Q
period 2020-07-31
HIGHWATER ETHANOL LLC
filed 2020-09-11
CIK 1371451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

	For the quarterly period ended	July 31, 2020

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

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
☐ Yes     ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  As of September 11, 2020 there were 4,798 membership units outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HIGHWATER ETHANOL, LLC
Condensed Balance Sheets

ASSETS	July 31, 2020	October 31, 2019
	(Unaudited)
Current Assets
Cash and cash equivalents	$1,359,664	$1,639,114
Derivative instruments	202,933	469,740
Accounts receivable	2,673,121	2,961,977
Inventories	9,298,538	7,367,356
Prepaids and other	218,959	166,243
Total current assets	13,753,215	12,604,430

Property and Equipment
Land and land improvements	12,836,332	12,836,332
Buildings	38,818,532	38,818,532
Office equipment	1,164,313	1,151,330
Plant and process equipment	78,844,067	78,050,785
Vehicles	123,779	123,779
Construction in progress	669,217	278,333
	132,456,240	131,259,091
Less accumulated depreciation	(79,586,029)	(72,784,587)
Net property and equipment	52,870,211	58,474,504

Other Assets
Investments	3,080,324	2,752,266
Right of use asset - operating leases	592,430	—
Right of use asset - finance leases	1,269,969	—
Deposits	409,283	191,457
Total other assets	5,352,006	2,943,723

Total Assets	$71,975,432	$74,022,657

LIABILITIES AND MEMBERS' EQUITY	July 31, 2020	October 31, 2019
	(Unaudited)
Current Liabilities
Accounts payable	$5,296,341	$6,908,305
Accrued expenses	1,111,556	1,156,038
Current maturities of long-term debt	1,598,516	2,729,739
Current portion of operating lease liability	139,375	—
Current portion of finance lease liability	110,383	—
Total Current Liabilities	8,256,171	10,794,082

Long-Term Liabilities
Long Term Debt	12,355,100	7,244,124
Operating lease liability	453,055	—
Finance lease liability	1,183,654	—
Total Long-Term Liabilities	13,991,809	7,244,124

Commitments and Contingencies	—	—

Members' Equity
Members' equity, 4,798 and 4,807 units outstanding	49,727,452	55,984,451

Total Liabilities and Members’ Equity	$71,975,432	$74,022,657

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Condensed Unaudited Statements of Operations

	Three Months Ended		Nine Months Ended
	July 31, 2020	July 31, 2019	July 31, 2020	July 31, 2019

Revenues	$24,238,999	$25,605,525	$71,680,252	$71,233,646

Cost of Goods Sold	22,963,801	25,781,008	74,697,964	74,824,640

Gross Profit (Loss)	1,275,198	(175,483)	(3,017,712)	(3,590,994)

Operating Expenses	777,714	902,582	2,864,042	2,475,470

Operating Profit (Loss)	497,484	(1,078,065)	(5,881,754)	(6,066,464)

Other Income (Expense)
Interest income	31	3,071	3,268	6,352
Other income	57,917	23,964	159,060	76,881
Interest expense	(172,493)	(226,640)	(531,271)	(642,804)
Income (loss) from equity method investments	(16,665)	29,128	48,698	78,280
Total other income (expense), net	(131,210)	(170,477)	(320,245)	(481,291)

Net Income (Loss)	$366,274	$(1,248,542)	$(6,201,999)	$(6,547,755)

Weighted Average Units Outstanding	4,801	4,808	4,805	4,810
Net Income (Loss) Per Unit, Basic and Diluted	$76.29	$(259.68)	$(1,290.74)	$(1,361.28)
Distributions Per Unit	$—	$—	$—	$—

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Statements of Changes in Members' Equity (Unaudited)

Members' Equity

Balance - October 31, 2018	$64,297,887

Net loss for the three-month period ended January 31, 2019	(2,719,712)

Balance - January 31, 2019	61,578,175

Net loss for the three-month period ended April 30, 2019	(2,579,501)

Member unit repurchase, 4 units	(32,000)

Balance - April 30, 2019	$58,966,674

Net loss for the three-month period ended July 31, 2019	(1,248,542)

Balance - July 31, 2019	$57,718,132

Members' Equity

Balance - October 31, 2019	$55,984,451

Net loss for the three-month period ended January 31, 2020	(2,616,683)

Balance - January 31, 2020	$53,367,768

Net loss for the three-month period ended April 30, 2020	(3,951,590)

Member unit repurchase, 2 units	(13,000)

Balance - April 30, 2020	$49,403,178

Net income for the three-month period ended July 31, 2020	366,274

Member unit repurchase, 7 units	(42,000)

Balance - July 31, 2020	49,727,452

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Condensed Unaudited Statements of Cash Flows

	Nine Months Ended
	July 31, 2020	July 31, 2019
Cash Flows from Operating Activities
Net loss	$(6,201,999)	$(6,547,755)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	6,921,965	6,686,250
Distributions in excess of earnings from equity method investments	95,348	313,039
Non-cash patronage income	(423,406)	(236,761)
Changes in assets and liabilities
Accounts receivable	288,856	(856,810)
Inventories	(1,931,182)	(3,776,633)
Derivative instruments	266,807	700,239
Prepaids and other	(270,544)	(102,829)
Accounts payable	(1,654,271)	(475,325)
Accrued expenses	(44,482)	572,291
Net cash used in operating activities	(2,952,908)	(3,724,294)

Cash Flows from Investing Activities
Capital expenditures	(1,154,840)	(1,322,708)
Net cash used in investing activities	(1,154,840)	(1,322,708)

Cash Flows from Financing Activities
Payments on long-term debt	(8,750,000)	(2,251,000)
Proceeds from long-term debt	12,712,200	8,000,000
Member unit repurchases	(55,000)	(32,000)
Payment on finance lease liability	(78,902)	—
Net cash provided by financing activities	3,828,298	5,717,000

Net (Decrease) Increase in Cash and Cash Equivalents	(279,450)	669,998

Cash and Cash equivalents – Beginning of Period	1,639,114	430,702

Cash and Cash equivalents – End of Period	$1,359,664	$1,100,700

Supplemental Cash Flow Information
Cash paid for interest	$451,443	$555,819

Supplemental Disclosure of Noncash Financing and Investing Activities
Capital expenditures included in accounts payable	$55,523	$107,567
Establishment of lease liability and right of use asset	$2,064,994	$—

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
July 31, 2020

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

In the opinion of management, the interim condensed financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for fair presentation of the Company's financial position as of July 31, 2020 and the results of operations and cash flows for all periods presented.

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

HIGHWATER ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
July 31, 2020

Disaggregation of revenue:

All revenue recognized in the statement of operations is considered to be revenue from contracts with customers. The following table depicts the disaggregation of revenue according to product line for the three and nine months ended July 31, 2020 and 2019:

	Three Months Ended July 31, 2020	Three Months Ended July 31, 2019	Nine Months Ended July 31, 2020	Nine Months Ended July 31, 2019
Revenue Sources	Amount	Amount	Amount	Amount

Ethanol Sales	$18,995,177	$20,374,721	$55,131,182	$54,657,405
Modified Distillers Grains Sales	882,235	892,835	3,337,040	3,003,391
Dried Distillers Grains Sales	3,254,884	3,428,947	10,464,513	11,279,498
Corn Oil Sales	1,106,703	909,022	2,747,517	2,293,352
Total Revenues	$24,238,999	$25,605,525	$71,680,252	$71,233,646

Contract assets and contract liabilities:

The Company had short term contract liabilities from contracts with customers of $0 at July 31, 2020 and $4,947 at October 31, 2019.

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

HIGHWATER ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
July 31, 2020

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

In accordance with the Company’s policy for evaluating impairment of long-lived assets described above, when a triggering event occurs management evaluates the recoverability of the facilities based on projected future cash flows from operations over the facilities’ estimated useful lives. In determining the projected future undiscounted cash flows, the Company makes significant assumptions concerning the future viability of the ethanol industry, the future price of corn in relation to the future price of ethanol and the overall demand in relation to production and supply capacity. The Company has not recorded any impairment as of July 31, 2020 and 2019.

Fair Value of Financial Instruments

The carrying value of accounts receivable, accounts payable, and other financial instrument working capital items approximate fair value at July 31, 2020 due to the short maturity nature of these instruments (Level 2).

Commodities contracts are carried at fair value, based on dealer quotes and live trading levels (Level 1) (Note 5).

The Company believes the carrying amount of the long-term debt approximates fair value due to a significant portion of total indebtedness containing variable interest rates and this rate is a market interest rate for these borrowings (Level 2).

Investments

The Company has a 5.6% investment interest in an unlisted company, Renewable Products Marketing Group, LLC (RPMG), who markets the Company’s ethanol. The Company also has a 7% ownership interest in Lawrenceville Tank, LLC (LT), which owns and operates a trans load/tank facility near Atlanta, Georgia. These investments are flow-through entities and are being accounted for by the equity method of accounting under which the Company’s share of net income is recognized as income in the Company’s statements of operations and added to the investment account. Distributions or dividends received from the investment are treated as a reduction of the investment account. The Company consistently follows the practice of recognizing the net income (loss) from equity method investments based on the most recent reliable data. Therefore, the net income (loss) which is reported in the Company's statement of operations for the period ended July 31, 2020 is based on the investee’s results of operations for the period ended June 30, 2020.

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
July 31, 2020

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

The ethanol industry experienced adverse conditions throughout most of 2018 and 2019 as a result of industry-wide record low ethanol prices due to reduced demand and high industry inventory levels. These adverse conditions continued into 2020 and were compounded by the COVID-19 pandemic. As a result, the Company has experienced negative operating margins, lower cash flow from operations and net operating losses. In response, the Company reduced its ethanol production levels by up to 25%. As conditions improved in June 2020, the Company began increasing its ethanol production rate to approximately 65 million gallons annually. The Company continues to monitor COVID-19 developments and the effect on demand for its products in order to make adjustments to production levels as warranted.

3. INVENTORIES

Inventories consisted of the following at:

	July 31, 2020	October 31, 2019

Raw materials	$4,223,954	$2,801,255
Spare parts and supplies	3,965,222	3,384,360
Work in process	735,586	743,850
Finished goods	373,776	437,891
Total	$9,298,538	$7,367,356

The Company recorded a lower of cost or net realizable value write-down on distillers grains inventory of approximately $17,000 and $21,000 at July 31, 2020 and October 31, 2019, respectively.

4. DERIVATIVE INSTRUMENTS

As of July 31, 2020, the Company had entered into corn and ethanol derivative instruments, which are required to be recorded as either assets or liabilities at fair value in the balance sheet. The Company uses these instruments to manage risks from changes in market rates and prices. Derivatives qualify for treatment as hedges when there is a high correlation between the change in fair value of the derivative instrument and the related change in value of the underlying hedged item. The Company may designate the hedging instruments based upon the exposure being hedged as a fair value hedge or a cash flow hedge. The derivative instruments outstanding at July 31, 2020 are not designated as hedges for accounting purposes.

Commodity Contracts

Management expects all open futures positions outstanding as of July 31, 2020 to be realized within the next twelve months.

HIGHWATER ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
July 31, 2020

The following tables provide details regarding the Company's derivative instruments at July 31, 2020 and October 31, 2019:

Instrument	Balance Sheet location	July 31, 2020	October 31, 2019

Corn, natural gas and ethanol contracts
In gain position		$103,924	$124,069
In loss position		(316,091)	(775,887)
Deposits with broker		415,100	1,121,558
	Current assets	$202,933	$469,740

The following tables provide details regarding the gains (losses) from the Company's derivative instruments in the statements of operations, none of which are designated as hedging instruments:

	Statement of	Three Months Ended July 31,
	Operations location	2020	2019
Ethanol contracts	Revenues	(530,492)	$(162,349)
Corn contracts	Cost of goods sold	159,640	(785,094)
Natural gas contracts	Cost of goods sold	—	588

	Statement of	Nine Months Ended July 31,
	Operations location	2020	2019
Ethanol contracts	Revenues	$(482,571)	$(257,408)
Corn contracts	Cost of goods sold	(264,733)	(877,213)
Natural gas contracts	Cost of goods sold	11,240	20,394

5. FAIR VALUE MEASUREMENTS

The following table provides information on those assets (liabilities) measured at fair value on a recurring basis.

	Fair Value as of	Fair Value Measurement Using
	July 31, 2020	Level 1	Level 2	Level 3
Derivative instruments - commodities
In gain position	$103,924	$600	$103,324	$—
In loss position	(316,091)	(500)	(315,591)	—

	Fair Value as of	Fair Value Measurement Using
	October 31, 2019	Level 1	Level 2	Level 3
Derivative instruments - commodities
In gain position	$124,069	$4,538	$119,531	$—
In loss position	(775,887)	(4,375)	(771,512)	—

The Company determines the fair values of commodities by obtaining the fair value measurements from an independent pricing service based on dealer quotes and live trading levels from the Chicago Board of Trade.

6. DEBT FINANCING

Long-term debt consists of the following at:

HIGHWATER ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
July 31, 2020

	July 31, 2020	October 31, 2019
Term Loan	$1,250,000	$3,500,000

Term Revolving Loan	11,999,000	6,499,000

PPP Loan	712,200	—

Total	13,961,200	9,999,000

Less Debt Issuance Costs	(7,584)	(25,137)

Less amounts due within one year	(1,598,516)	(2,729,739)

Net long-term debt	$12,355,100	$7,244,124

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
Term Loan

The Term Loan had an original balance of $15,000,000 with a variable interest rate based on the 30-day LIBOR rate plus 325 basis points with no minimum interest rate. The applicable interest rate at July 31, 2020 was 3.44%. Monthly principal payments are due on the Term Loan of approximately $250,000 plus accrued interest. Payments of all amounts outstanding are due on January 22, 2021. The outstanding balance on this note was $1,250,000 at July 31, 2020. The Company may convert the Term Loan to a fixed rate loan, subject to certain conditions as described in the Second Amended and Restated Credit Agreement and with the consent of Compeer.

Term Revolving Loan

The Term Revolving Loan is for $20,000,000 with a variable interest rate based on the 30-day LIBOR rate plus 325 basis points with no minimum interest rate. The applicable interest rate at July 31, 2020 was 3.44%. The Term Revolving Loan may be advanced, repaid and re-borrowed during the term. Monthly interest payments are due on the Term Revolving Loan. Payment of all amounts outstanding are due on January 22, 2023. The outstanding balance on this note was $11,999,000 at July 31, 2020. The Company pays interest at a rate of 1.50% on amounts outstanding for letters of credit which also reduce the amount available under the Term Revolving Loan. The Company has no letters of credit outstanding at July 31, 2020. The Company is also required to pay unused commitment fees for the Term Revolving Loan as defined in the Second Amended and Restated Credit Agreement.

HIGHWATER ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
July 31, 2020

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

The estimated maturities of the long-term debt at July 31, 2020 are as follows:

	Principal	Debt Issuance Costs	Total
July 2021	1,606,100	(7,584)	1,598,516
July 2022	356,100	—	356,100
July 2023	11,999,000	—	11,999,000
Long-term debt	$13,961,200	$(7,584)	$13,953,616

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
July 31, 2020

has minimum volume requirements as well as a fixed monthly fee. This contract meets the definition of a lease and is classified as a finance lease. Right of use assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term.

The discount rate used in determining the lease liability for each individual lease is the Company's estimated incremental borrowing rate. An incremental borrowing rate of 5.5% was utilized for each of the Company's leases.

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

The following table summarizes the remaining maturities of the Company’s operating and finance lease liabilities as of July 31, 2020:

For the Period Ending July 31,	Operating Leases	Finance Leases
2021	$168,480	$178,800
2022	168,480	178,800
2023	168,480	178,800
2024	154,440	178,800
2025	—	178,800
Thereafter	—	759,900
Totals	659,880	1,653,900
Amount representing interest	(67,450)	(359,863)
Lease liability	$592,430	$1,294,037

Lease Cost	Three Months ended July 31, 2020	Nine Months ended July 31, 2020

Operating lease cost	$42,120	$126,360
Finance lease cost
Amortization of leased assets	34,323	102,969
Interest on lease liabilities	18,038	55,198

Net lease cost	$94,481	$284,527

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

Construction Agreement

The Company entered into an agreement with a contractor for the installation of a system to produce 20MGY Hydrous USP Grade Ethanol which is used in the sanitizer market. The agreement provides for a fixed price which includes design, engineering and construction management. Monthly applications for payment are issued based on progress and final payment is due upon final completion of the work. The agreement provides that the Company may suspend work for a period of not more than 60 days, subject to a potential adjustment in price and contract time, and may terminate for cause after notice and opportunity to cure. The contractor may stop work or terminate the agreement if work is suspended for more than 60 days or for payment default after notice and opportunity to cure.

Regulatory Agencies

The Company is subject to oversight from regulatory agencies regarding environmental concerns which arise in the ordinary course of its business.

Forward Contracts

In the ordinary course of business, we enter into forward contracts for our commodity purchases and sales. Forward contracts are as follows at July 31, 2020:

	Quantity	Average Price	Delivery Date

Purchase of corn (in bushels):
Basis Contracts	653,546		By 12/31/21
Priced Contracts	1,008,159	$3.01	By 7/31/21
Total	1,661,705

Purchase of natural gas (in dekatherms):
Index contracts	—
Priced contracts	2,877,000	$2.41	By 3/31/23
Total	2,877,000

Purchase of denaturant (in gallons):
Index contracts	—
Priced contracts	846,400	$1.23	By 3/31/21
Total	846,400

Sales of dry distillers grains (in tons):
Index contracts	—
Priced contracts	3,850	$114.99	By 8/31/20
Total	3,850

Sales of modified distillers grains (in tons)
Index contracts	—
Priced contracts	2,700	$69.33	By 1/31/21
Total	2,700

Sales of corn oil (in pounds)
Index contracts	—
Priced contracts	2,544,000	$0.24	By 9/30/20
Total	2,544,000

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three and nine month periods ended July 31, 2020, compared to the same periods of the prior fiscal year. This discussion should be read in conjunction with the condensed financial statements and notes and the information contained in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2019.

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

The ethanol industry experienced industry-wide record low ethanol prices throughout most of 2018 and 2019 due to reduced demand and high industry inventory levels. This continued into 2020 and the situation was compounded by the impact of the COVID-19 pandemic. In response to unfavorable operating conditions, we reduced our ethanol production levels by up to 25%. As conditions improved in June 2020, we began increasing production levels to an annual rate of approximately 65 million gallons.

On August 26, 2020, we entered into an agreement with Nelson Baker BioTech, Inc. to install a system which will allow us to produce hydrous USP grade ethanol for use in the hand sanitizer and sanitizer market. We anticipate that we will commence construction before the end of this fiscal year and complete the project during the second quarter of our 2021 fiscal year.

We expect to fund our operations during the next 12 months using cash flow from our continuing operations and our current credit facilities. However, should we experience unfavorable operating conditions in the ethanol industry that prevent us from profitably operating the ethanol plant, we may need to seek additional funding.

Results of Operations for the Three Months Ended July 31, 2020 and 2019

The following table shows the results of our operations and the approximate percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our unaudited statements of operations for the three months ended July 31, 2020 and 2019:

	2020		2019
Statements of Operations Data	Amount (unaudited)%		Amount (unaudited)%

Revenues	$24,238,999	100.00%	$25,605,525	100.00%
Cost of Goods Sold	22,963,801	94.74%	25,781,008	100.69%
Gross Profit (Loss)	1,275,198	5.26%	(175,483)	(0.69)%
Operating Expenses	777,714	3.21%	902,582	3.52%
Operating Profit (Loss)	497,484	2.05%	(1,078,065)	(4.21)%
Other Income (Expense), net	(131,210)	(0.54)%	(170,477)	(0.67)%
Net Income (Loss)	$366,274	1.51%	$(1,248,542)	(4.88)%

The following table shows the sources of our revenue for the three months ended July 31, 2020 and 2019:

	2020		2019
Revenue Sources	Amount (Unaudited)%		Amount (Unaudited)%

Ethanol Sales	$18,995,177	78.37%	$20,374,721	79.57%
Modified Distillers Grains Sales	882,235	3.64%	892,835	3.49%
Dried Distillers Grains Sales	3,254,884	13.43%	3,428,947	13.39%
Corn Oil Sales	1,106,703	4.56%	909,022	3.55%
Total Revenues	$24,238,999	100.00%	$25,605,525	100.00%

Revenue

Ethanol
Our ethanol revenues were lower for the three months ended July 31, 2020, as compared to the three months ended July 31, 2019. Revenue from ethanol sales decreased by approximately 6.8% during the three months ended July 31, 2020, as compared to the three months ended July 31, 2019, due primarily to a decrease in the average price per gallon of ethanol sold. The average price per gallon of ethanol sold for the three months ended July 31, 2020 was approximately 9.0% lower than the average price we received for the three months ended July 31, 2019. Ethanol prices have been negatively affected for an extended period by lower domestic demand resulting in part from the use by the Environmental Protection Agency ("EPA") of the small refinery exemption and a decline in ethanol exports due to trade disputes with foreign governments and the institution of a tariff by China on ethanol produced in the United States. Ethanol prices further decreased due to a collapse in both domestic and foreign demand as a result of restrictions put in place in response to the COVID-19 pandemic. However, the gradual increase in domestic demand due to the lifting of COVID-19 restrictions in some areas had a positive impact on ethanol prices during the period.
Ethanol prices will likely decrease as ethanol plants return to former ethanol production levels. In addition, ethanol prices will continue to be negatively impacted by the COVID-19 pandemic until fuel demand fully returns. It is uncertain when this may occur. If crude oil and gasoline prices remain low, that could have a significant negative impact on the market price of ethanol and our profitability. Trade agreements between the United States and China and other foreign governments could also lead to an increase in ethanol export demand and higher ethanol prices. Other factors likely to affect ethanol prices in the coming fiscal year include the 2020 presidential election in the United States, the EPA's use of the the small refinery exemption, approval of the year-round sale of E15 and changes in domestic corn prices.
The number of gallons of ethanol sold increased by approximately 2.3% during the three months ended July 31, 2020, as compared to the three months ended July 31, 2019. This increase resulted primarily from increased ethanol production rates due to our receipt of our updated air permit in October 2019 partially offset by reduced ethanol production levels by up to 25% in the first part of the period due to unfavorable operating conditions in the ethanol industry and the COVID-19 pandemic. Our ethanol production levels are currently at an annual rate of approximately 65 million gallons. Management anticipates that the amount of ethanol produced will remain relatively consistent in the future unless economic conditions worsen and we reduce ethanol production levels.

We had losses related to ethanol based derivative instruments of $530,492 and $162,349 for the three months ended July 31, 2020 and 2019, respectively.

Distillers Grains

Revenue from distillers grains sales decreased by approximately 4.3% during the three months ended July 31, 2020, as compared to the three months ended July 31, 2019. The tons of dried distillers grains sold during the three months ended July 31, 2020, decreased by approximately 4.4% as compared to the three months ended July 31, 2019 and the tons of modified distillers grains sold during the three months ended July 31, 2020, decreased by approximately 8.8% as compared to the three months ended July 31, 2019. Distillers grains produced decreased due primarily to higher corn oil production levels for the period. Management anticipates that the amount of distillers grains produced will remain relatively consistent in the future unless economic conditions worsen and we reduce ethanol production levels which would then have a corresponding effect on distillers grains.

For the three months ended July 31, 2020, the average price per ton of dried distillers grains sold was approximately 1.4% lower than the average price we received during the three months ended July 31, 2019, due to an increase in supply resulting from some ethanol plants returning to former production levels and seasonal factors impacting demand for our product. For the three months ended July 31, 2020, the average price per ton of modified distillers grains sold was approximately 8.3% higher than during the three months ended July 31, 2019, due to increased demand and reduced production in our local area.

Management anticipates that both domestic and foreign demand for distillers grains may be negatively affected by the COVID-19 pandemic. However, a decrease in industry production could have a positive impact on prices. Other factors likely to affect distillers grains prices include domestic corn prices and availability of corn, the imposition by China of anti-dumping and anti-subsidy duties on distillers grains produced in the United States and other trade actions by the United States and foreign governments.

Corn Oil

Revenue from corn oil sales increased by approximately 21.7% during the three months ended July 31, 2020, as compared to the three months ended July 31, 2019. This is primarily the result of an increase in the amount of corn oil sold during the three months ended July 31, 2020. The pounds of corn oil sold during the three months ended July 31, 2020, increased by approximately 21.6% as compared to the the three months ended July 31, 2019. The amount of corn oil sold increased due to improved efficiencies leading to increased production for the period.

The average price per pound of corn oil sold during the three months ended July 31, 2020, as compared to the three months ended July 31, 2019 was approximately the same. Factors likely to affect corn oil prices include biodiesel demand, the status of the biodiesel blenders' tax credit and fluctuations in supply resulting from some ethanol plants changing ethanol production levels in response to economic conditions.

Cost of Goods Sold

Our two largest costs of production are corn (66.7% of cost of goods sold for the three months ended July 31, 2020) and natural gas (4.3% of cost of goods sold for the three months ended July 31, 2020). Our total cost of goods sold was approximately 10.9% less during the three months ended July 31, 2020, as compared to the three months ended July 31, 2019, due primarily to lower corn costs.

Corn

Our average price per bushel of corn for the three months ended July 31, 2020 decreased by approximately 10.2% per bushel, as compared to the three months ended July 31, 2019, due to decreased demand related to the COVID-19 pandemic and a large corn carryover in our local area.

Management expects there to be an adequate corn supply available in our area to operate the ethanol plant. However, corn prices have been volatile and are likely to remain so in the future depending on weather conditions, supply and demand, stocks and other factors and could significantly impact our costs of production.

We used approximately 3.2% less bushels of corn in the three months ended July 31, 2020, as compared to the three months ended July 31, 2019, due to improved efficiencies for the period.

At July 31, 2020, we have 653,546 bushels of forward fixed basis corn purchase contracts and 1,008,159 bushels of forward fixed price corn contracts valued at approximately $3,032,000 for various delivery periods through December 2021. We had gains related to corn derivative instruments of $159,640 for the three months ended July 31, 2020. We had losses related to corn derivative instruments of $785,094 for the three months ended July 31, 2019.

Natural Gas

Our average price per MMBTU of natural gas was approximately 2.4% higher for the three months ended July 31, 2020, as compared to the three months ended July 31, 2019. Natural gas prices were higher due to new interim tariff rates levied by Northern Natural Gas effective January 1, 2020. Management anticipates that natural gas prices will continue at current levels unless the natural gas industry experiences production problems or if there are large increases in natural gas demand.

For the three months ended July 31, 2020, we purchased approximately 4.3% less natural gas as compared to the three months ended July 31, 2019. This decrease in natural gas usage is primarily due to a decrease in dried distillers grains production.

At July 31, 2020, we have 2,877,000 MMBTUs of forward natural gas sales contracts valued at approximately $6,936,000 for various delivery periods through March 2023. We had gains related to natural gas derivative instruments of $0 and $588 for the three months ended July 31, 2020 and 2019, respectively.

Operating Expense

We had operating expenses for the three months ended July 31, 2020 of $777,714, as compared to operating expenses of $902,582 for the three months ended July 31, 2019. Management attributes this decrease in operating expenses primarily to a decrease in penalties and fees for the three months ended July 31, 2020, as compared to the three months ended July 31, 2019. Management continues to pursue strategies to optimize efficiencies and maximize production. These efforts may result in a decrease in our operating expenses on a per gallon basis. However, because these expenses do not vary with the level of production at the plant, we expect our operating expenses to remain relatively steady.

Operating Profit (Loss)

We had profit from operations for the three months ended July 31, 2020 of $497,484, which is approximately 2.1% of our revenues, compared to a loss of $1,078,065, which was approximately (4.2%) of our revenues, for the three months ended July 31, 2019. This increase in operating profit is primarily due to a decrease in the price we paid for corn relative to the price received for ethanol.

Other Expense

We had total other expense for the three months ended July 31, 2020 of $131,210, as compared to total other expense of $170,477 for the three months ended July 31, 2019. Our other expense for the three months ended July 31, 2020, consisted primarily of interest expense offset by income from investments. This decrease in other expense is primarily due to a decrease in interest expense and an increase in other income partially offset by a decrease in income from investments.

Results of Operations for the Nine Months Ended July 31, 2020 and 2019

The following table shows the results of our operations and the approximate percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our unaudited statements of operations for the nine months ended July 31, 2020 and 2019:

	2020		2019
Statements of Operations Data	Amount (unaudited)%		Amount (unaudited)%

Revenues	$71,680,252	100.00%	$71,233,646	100.00%
Cost of Goods Sold	74,697,964	104.21%	74,824,640	105.04%
Gross Loss	(3,017,712)	(4.21)%	(3,590,994)	(5.04)%
Operating Expenses	2,864,042	4.00%	2,475,470	3.48%
Operating Loss	(5,881,754)	(8.21)%	(6,066,464)	(8.52)%
Other Income (Expense), net	(320,245)	(0.44)%	(481,291)	(0.67)%
Net Loss	$(6,201,999)	(8.65)%	$(6,547,755)	(9.19)%

The following table shows the sources of our revenue for the nine months ended July 31, 2020 and 2019:

	2020		2019
Revenue Sources	Amount (Unaudited)%		Amount (Unaudited)%

Ethanol Sales	$55,131,182	76.91%	$54,657,405	76.73%
Modified Distillers Grains Sales	3,337,040	4.66%	3,003,391	4.22%
Dried Distillers Grains Sales	10,464,513	14.60%	11,279,498	15.83%
Corn Oil Sales	2,747,517	3.83%	2,293,352	3.22%
Total Revenues	$71,680,252	100.00%	$71,233,646	100.00%

Revenue

Ethanol

Our ethanol revenues were greater for the nine months ended July 31, 2020, as compared to the nine months ended July 31, 2019. Revenue from ethanol sales increased by approximately 0.9% during the nine months ended July 31, 2020, as compared to the nine months ended July 31, 2019, due primarily to an increase in the number of gallons of ethanol sold.
The average price per gallon of ethanol sold for the nine months ended July 31, 2020 was approximately 1.6% lower than the average price we received for the nine months ended July 31, 2019. Ethanol prices have been negatively affected for an extended period by lower domestic demand resulting in part from the use by the EPA of the small refinery exemption and a decline in ethanol exports due to trade disputes with foreign governments and the institution of a tariff by China on ethanol produced in the United States. Ethanol prices further decreased due to a collapse in both domestic and foreign demand as a result of restrictions put in place in response to the COVID-19 pandemic. However, reduction of ethanol production levels by some plants in response to unfavorable operating conditions along with the gradual increase in domestic demand due to the lifting of COVID-19 restrictions in some areas towards the end of the period had a positive impact on ethanol prices.
Ethanol prices will likely decrease as ethanol plants return to former ethanol production levels. In addition, ethanol prices will continue to be negatively impacted by the COVID-19 pandemic until fuel demand fully returns. It is uncertain when this may occur. If crude oil and gasoline prices remain low, that could have a significant negative impact on the market price of ethanol and our profitability. Trade agreements between the United States and China and other foreign governments could also lead to an increase in ethanol export demand and higher ethanol prices. Other factors likely to affect ethanol prices in the coming fiscal year include the 2020 presidential election in the United States, the EPA's use of the the small refinery exemption, approval of the year-round sale of E15 and changes in domestic corn prices.
The number of gallons of ethanol sold increased by approximately 2.9% during the nine months ended July 31, 2020, as compared to the nine months ended July 31, 2019, due to our receipt of our updated air permit in October 2019 which allows us to increase ethanol gallons produced. However, this increase in our ethanol production rate for the period was partially offset by our reduction of ethanol production levels by up to 25% in March, April and May due to unfavorable operating conditions in the ethanol industry and the COVID-19 pandemic.

We had losses related to ethanol based derivative instruments of $482,571 and $257,408 for the nine months ended July 31, 2020 and 2019, respectively.

Distillers Grains

Revenue from distillers grains sales decreased by approximately 3.4% during the nine months ended July 31, 2020, as compared to the nine months ended July 31, 2019. The tons of dried distillers grains sold decreased by approximately 8.5% during the nine months ended July 31, 2020, as compared to the nine months ended July 31, 2019. However, the tons of modified distillers grains sold during the nine months ended July 31, 2020, increased by approximately 1.8% as compared to the nine months ended July 31, 2019. The overall tons of distillers grains produced decreased due primarily to higher corn oil production levels for the period which resulted in decreased distillers grains production.

For the nine months ended July 31, 2020, the average price per ton of dried distillers grains sold was approximately 1.4% higher than the average price we received during the nine months ended July 31, 2019, due to a decrease in supply resulting from some ethanol plants reducing or shutting down production. For the nine months ended July 31, 2020, the average price per ton of modified distillers grains sold was approximately 9.1% higher than during the nine months ended July 31, 2019, due to increased demand and reduced production in our local area.

Management anticipates that both domestic and foreign demand for distillers grains may be negatively affected by the COVID-19 pandemic. However, a decrease in production could have a positive impact on prices. Other factors likely to affect distillers grains prices include domestic corn prices and availability of corn, the imposition by China of anti-dumping and anti-subsidy duties on distillers grains produced in the United States and other trade actions by the United States and foreign governments.

Corn Oil

Revenue from corn oil sales increased by approximately 19.8% during the nine months ended July 31, 2020, as compared to the nine months ended July 31, 2019. This is primarily the result of an increase in corn oil sold during the nine months ended July 31, 2020. The pounds of corn oil sold during the nine months ended July 31, 2020, increased by approximately 22.4% as compared to the the nine months ended July 31, 2019, due to increased ethanol production levels and improved efficiencies for the period.

For the nine months ended July 31, 2020, the average price per pound of corn oil we received was approximately 4.0% lower than during the nine months ended July 31, 2019. Factors likely affecting corn oil prices include biodiesel demand, the status of the biodiesel blenders' tax credit and fluctuations in supply resulting from some ethanol plants changing ethanol production levels in response to economic conditions.

Cost of Goods Sold

Our two largest costs of production are corn (69.0% of cost of goods sold for the nine months ended July 31, 2020) and natural gas (5.3% of cost of goods sold for the nine months ended July 31, 2020). Our total cost of goods sold was approximately 0.2% less during the nine months ended July 31, 2020, as compared to the nine months ended July 31, 2019, due to lower corn costs.

Corn

Our average price per bushel of corn for the nine months ended July 31, 2020 increased by approximately 4.3% per bushel, as compared to the nine months ended July 31, 2019, due to a smaller corn crop in places near our local area which led to a higher market value for corn as end users from those areas encroach on our local market. However, corn prices declined towards the end of the period due to reduced demand related to the COVID-19 pandemic and a large corn carryover in our local area.

Management expects there to be an adequate corn supply available in our area to operate the ethanol plant. However, corn prices have been volatile and are likely to remain so in the future depending on weather conditions, supply and demand, stocks and other factors and could significantly impact our costs of production.

We used approximately the same bushels of corn in the nine months ended July 31, 2020, as compared to the nine months ended July 31, 2019.

At July 31, 2020, we have 653,546 bushels of forward fixed basis corn purchase contracts and 1,008,159 bushels of forward fixed price corn contracts valued at approximately $3,032,000 for various delivery periods through December 2021. We had losses related to corn derivative instruments of $264,733 and $877,213 for the nine months ended July 31, 2020 and 2019, respectively.

Natural Gas

Our average price per MMBTU of natural gas was approximately 6.4% higher for the nine months ended July 31, 2020, as compared to the nine months ended July 31, 2019. Natural gas prices were higher due to new interim tariff rates levied by Northern Natural Gas effective January 1, 2020. Management anticipates that natural gas prices will continue at current levels unless the natural gas industry experiences production problems or if there are large increases in natural gas demand.

For the nine months ended July 31, 2020, we purchased approximately 3.3% less natural gas as compared to the nine months ended July 31, 2019. This decrease in natural gas usage is primarily due to a decrease in dried distillers grains production.

At July 31, 2020, we have 2,877,000 MMBTUs of forward natural gas sales contracts valued at approximately $6,936,000 for various delivery periods through March 2023. We had gains related to natural gas derivative instruments of $11,240 and $20,394 the nine months ended July 31, 2020 and 2019, respectively.

Operating Expense

We had operating expenses for the nine months ended July 31, 2020 of $2,864,042, as compared to operating expenses of $2,475,470 for the nine months ended July 31, 2019. Management attributes this increase in operating expenses primarily to an increase in consulting fees and insurance costs for the nine months ended July 31, 2020, as compared to the nine months ended July 31, 2019. Management continues to pursue strategies to optimize efficiencies and maximize production. These efforts may result in a decrease in our operating expenses on a per gallon basis. However, because these expenses do not vary with the level of production at the plant, we expect our operating expenses to remain relatively steady.

Operating Loss

We had a loss from operations for the nine months ended July 31, 2020 of $5,881,754, which is approximately (8.2%) of our revenues, compared to a loss of $6,066,464, which was approximately (8.5%) of our revenues, for the nine months ended July 31, 2019.

Other Income (Expense)

We had total other expense for the nine months ended July 31, 2020 of $320,245, as compared to total other expense of $481,291 for the nine months ended July 31, 2019. Our other expense for the nine months ended July 31, 2020, consisted primarily of interest expense offset by income from investments. This decrease in other expense is primarily due to a decrease in interest expense and an increase in other income partially offset by a decrease in income from investments.

Changes in Financial Condition for the Nine Months Ended July 31, 2020

The following table highlights the changes in our financial condition as of July 31, 2020 from our previous fiscal year ended October 31, 2019:

	July 31, 2020	October 31, 2019
Current Assets	$13,753,215	$12,604,430
Current Liabilities	8,256,171	10,794,082
Long-Term Liabilities	13,991,809	7,244,124

Current Assets

The increase in current assets is primarily the result of an increase in inventories which was partially offset by decreases in cash and cash equivalents, derivative instruments and accounts receivable at July 31, 2020, as compared to October 31, 2019.

Current Liabilities

The decrease in current liabilities is due primarily to a decrease in accounts payable and current maturities of long-term debt at July 31, 2020, as compared to October 31, 2019.

Long-Term Liabilities

Long-term liabilities increased at July 31, 2020, as compared to October 31, 2019, primarily due to increased borrowings on the Term Revolving Loan, obtaining a PPP loan and adoption of ASC 842 which resulted in recording lease liabilities.

Liquidity and Capital Resources

The ethanol industry experienced adverse conditions throughout most of 2018 and 2019 as a result of industry-wide record low ethanol prices due to reduced demand and high industry inventory levels. These adverse conditions continued into 2020 and were compounded by the COVID-19 pandemic. As a result of these factors, we have experienced negative operating margins, lower cash flow from operations and net operating losses. In response, we reduced our ethanol production levels by up to 25%.  As conditions improved, we began increasing production levels to an annual rate of approximately 65 million gallons. We continue to monitor COVID-19 developments and the effect on demand for our products to make adjustments to production levels as warranted. Based on financial forecasts prepared by our management, we anticipate that we will have sufficient cash on hand, cash from our current credit facilities, and cash from our operations to continue to operate the ethanol plant for the next 12 months. We do not currently anticipate seeking additional equity or debt financing in the near term in order to fund operations. However, if market conditions worsen, we could be forced to make further reductions in ethanol production levels or even temporarily shut down ethanol production.

The following table shows cash flows for the nine months ended July 31, 2020 and 2019:

	2020	2019
	(unaudited)	(unaudited)
Net cash used in operating activities	$(2,952,908)	$(3,724,294)
Net cash used in investing activities	(1,154,840)	(1,322,708)
Net cash provided by financing activities	3,828,298	5,717,000

Cash Flow From Operations

We used less cash for operating activities for the nine months ended July 31, 2020, as compared to the same period in 2019. This decrease was primarily due to a decrease in net loss and changes in accounts receivables, accounts payable, inventories and accrued expenses for the nine months ended July 31, 2020, as compared to the same period in 2019.

Cash Flow From Investing Activities

We used less cash in investing activities for the nine months period ended July 31, 2020, as compared to the same period in 2019. This change was primarily due to a decrease in capital expenditures during the nine months ended July 31, 2020.

Cash Flow From Financing Activities

We had less cash provided by financing activities during the nine months ended July 31, 2020, as compared to the same period in 2019. This decrease in cash provided was primarily the result of decreased net borrowings on long-term debt during the nine months ended July 31, 2020, as compared to the same period in 2019.

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

Term Loan

The Term Loan had an original balance of $15,000,000 with a variable interest rate based on the 30-day LIBOR rate plus 325 basis points with no minimum interest rate. The applicable interest rate at July 31, 2020 was 3.44%. Monthly principal payments are due on the Term Loan of approximately $250,000 plus accrued interest. Payments of all amounts outstanding are due on January 22, 2021. The outstanding balance on this note was $1,250,000 at July 31, 2020.

Term Revolving Loan

The Term Revolving Loan is for up to $20,000,000 with a variable interest rate based on the 30-day LIBOR rate plus 325 basis points with no minimum interest rate. The applicable interest rate at July 31, 2020 was 3.44%. The Term Revolving Loan may be advanced, repaid and re-borrowed during the term. Monthly interest payments are due on the Term Revolving Loan with payment of all amounts outstanding due on January 22, 2023. The outstanding balance on this note was $11,999,000 at July 31, 2020. We pay interest at a rate of 1.50% on amounts outstanding for letters of credit which also reduce the amount available under the Term Revolving Loan. We had no letters of credit outstanding at July 31, 2020. We are also required to pay unused commitment fees for the Term Revolving Loan as defined in the Second Amended and Restated Credit Agreement.

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

Capital Expenditures

On August 26, 2020, we entered into an agreement with Nelson Baker Biotech, Inc. to install a system which will allow us to produce hydrous USP grade ethanol for use in the hand sanitizer and sanitizer market. We expect that we will require additional debt financing in order to fund the cost of this project. We are currently negotiating with Compeer in order to obtain the necessary financing. We anticipate that we will commence construction before the end of this fiscal year and complete the project during the second quarter of our 2021 fiscal year.

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

As of July 31, 2020, the fair values of our commodity-based derivative instruments are a net liability of approximately $212,000. As the prices of the hedged commodity moves in reaction to market trends and information, our statement of operations will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to protect the Company over the term of the contracts for the hedged amounts.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from our Term Loan and our Term Revolving Loan, each bearing a variable interest rate.  As of July 31, 2020, we had $1,250,000 outstanding on the Term Loan and $11,999,000 outstanding on the Term Revolving Loan. Interest will accrue at the 30-day LIBOR rate plus 325 basis points. The applicable interest rate on these loans at July 31, 2020 was 3.44%. If we were to experience a 10% adverse change in the applicable interest rate, the annual effect such change would have on our income statement, based on the amount we had outstanding on our Term Loan and Term Revolving Loan at July 31, 2020, would be approximately $46,000.

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

In the ordinary course of business, we enter into forward contracts for our commodity purchases. At July 31, 2020, we have 653,546 bushels of forward fixed basis corn purchase contracts and 1,008,159 bushels of forward fixed price corn purchase contracts valued at approximately $3,032,000. These purchase contracts are for various delivery periods through December 2021. At July 31, 2020, we have 2,877,000 MMBTUs of forward natural gas fixed price purchase contracts valued at approximately $6,936,000 for delivery periods through March 2023. In addition, at July 31, 2020, we have 846,400 gallons of forward fixed price denaturant purchase contracts valued at approximately $1,042,000 for delivery periods through March 2021.

In the ordinary course of business, we enter into forward contracts for our commodity sales. At July 31, 2020, we have 3,850 tons of forward fixed price dried distillers grains sales contracts valued at approximately $443,000 for delivery periods through August 2020. At July 31, 2020, we have 2,700 tons of forward fixed price modified distillers grains sales contracts valued at approximately $187,000 for delivery periods through January 2021. In addition, at July 31, 2020, we have 2,544,000 pounds of forward fixed price corn oil sales contracts valued at approximately $598,000 for delivery periods through September 2020.
These derivatives have not been designated as effective hedges for accounting purposes and are forecasted to settle within the next twelve months. We had gains related to corn derivative instruments of $159,640 for the three months ended July 31, 2020. We had losses related to corn derivative instruments of $785,094 for the three months ended July 31, 2019. We had losses related to ethanol based derivative instruments of $530,492 and $162,349 for the three months ended July 31, 2020 and 2019, respectively. We had gains related to natural gas derivative instruments of $0 and $588 for the three months ended July 31, 2020 and 2019, respectively.

As commodity prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to produce long-term positive growth for us.

A sensitivity analysis has been prepared to estimate our exposure to ethanol, distillers grains, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas prices and average ethanol and distillers grains prices as of July 31, 2020 net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from July 31, 2020. The results of this analysis, which may differ from actual results, are approximately as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price as of July 31, 2020	Approximate Adverse Change to Income
Natural Gas	1,541,000	MMBTU	10%	$404,000
Ethanol	67,000,000	Gallons	10%	$8,040,000
Corn	22,558,922	Bushels	10%	$6,271,000
DDGs	157,912	Tons	10%	$1,769,000

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

Our management, including our Chief Executive Officer (the principal executive officer), Brian Kletscher, along with our Chief Financial Officer (the principal financial officer), Lucas Schneider, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of July 31, 2020.  Based on this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended July 31, 2020, which were identified in connection with management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Units Purchased	Average Price Paid per Unit $	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs
May 1, 2020 - May 31, 2020	5	6,000	—	—
June 1, 2020 - June 30, 2020	—	—	—	—
July 1, 2020 - July 31, 2020	2	6,000	—	—
Total	7	42,000	—	—

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
101
The following financial information from Highwater Ethanol, LLC's Quarterly Report on Form 10-Q for the quarter ended July 31, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets as of July 31, 2020 and October 31, 2019, (ii) Condensed Statements of Operations for the three and nine months ended July 31, 2020 and 2019, (iii) Statements of Cash Flows for the three and nine months ended July 31, 2020 and 2019, (iv) the Notes to Condensed Financial Statements and (v) Condensed Statements of Changes in Members' Equity for the three and nine months ended July 31, 2020 and 2019.**

(+) Confidential Treatment Requested.
* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HIGHWATER ETHANOL, LLC

Date:	September 11, 2020	/s/ Brian Kletscher
Brian Kletscher
Chief Executive Officer
(Principal Executive Officer)

Date:	September 11, 2020	/s/ Lucas Schneider
Lucas Schneider
Chief Financial Officer
(Principal Financial and Accounting Officer)