Form 10-K
period 2020-10-31
HIGHWATER ETHANOL LLC
filed 2021-01-21
CIK 1371451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

 For the fiscal year ended October 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.                        ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes     ☒ No

As of April 30, 2020, the aggregate market value of the membership units held by non-affiliates (computed by reference to the most recent offering price of such membership units of $10,000) was $41,510,000. The Company is a limited liability company whose outstanding common equity is subject to significant restrictions on transfer under its Operating Agreement. No public market for common equity of Highwater Ethanol, LLC is established and it is unlikely in the foreseeable future that a public market for its common equity will develop.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  As of January 21, 2021, there were 4,792 membership units outstanding.

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

Changes in the availability and price of corn and natural gas;
Reduction or elimination of the Renewable Fuel Standard;
Our ability to comply with the financial covenants contained in our credit agreements with our lenders;
Our ability to profitably operate the ethanol plant and maintain a positive spread between the selling price of our products and our raw material costs;
Results of our hedging activities and other risk management strategies;
Ethanol and distillers grains supply exceeding demand and corresponding price reductions;
Our ability to generate cash flow to invest in our business and service our debt;
Changes in the environmental regulations that apply to our plant operations and changes in our ability to comply with such regulations;
Changes in our business strategy, capital improvements or development plans;
Changes in plant production capacity or technical difficulties in operating the plant;
Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries;
Lack of transportation, storage and blending infrastructure preventing ethanol from reaching high demand markets;
Changes in federal and/or state laws or policies impacting the ethanol industry;
Changes and advances in ethanol production technology and the development of alternative fuels and energy sources and advanced biofuels;
Competition from alternative fuel additives;
Changes in interest rates and lending conditions;
Decreases in the price we receive for our ethanol and distillers grains;
Volatile financial or commodity markets;
Our inability to secure credit or obtain additional equity financing we may require in the future;
Our ability to retain key employees and maintain labor relations;
Decreases in export demand due to the imposition of tariffs by foreign governments on ethanol and distillers grains produced by the the United States;
A slowdown in global and regional economic activity, demand for our products and the potential for labor shortages and shipping disruptions resulting from pandemics including COVID-19; and
Competition from the increased use of electric vehicles.

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

PART I

ITEM 1. BUSINESS

Business Development

    Highwater Ethanol, LLC (“we,” “our,” “Highwater Ethanol” or the “Company”) was formed as a Minnesota limited liability company on May 2, 2006 for the purpose of constructing, owning, and operating a 50 million gallon per year nameplate ethanol plant near Lamberton, Minnesota. Since August 2009, we have been engaged in the production of ethanol and distillers grains at the plant. We were previously operating at an annual rate of approximately 59.5 million gallons. However, in October 2019, our air permit application to the Minnesota Pollution Control Agency to allow for 70.2 million gallons of denatured ethanol per 12-month rolling average was approved.

The ethanol industry experienced industry-wide record low ethanol prices throughout most of 2018 and 2019 due to reduced demand and high industry inventory levels. This continued into 2020 and the situation was compounded by the impact of the COVID-19 pandemic. In response to unfavorable operating conditions, we reduced our ethanol production levels by up to 25% in March, 2020. As conditions improved in June 2020, we began increasing production levels to an annual rate of approximately 64 million gallons.

We received a loan on April 17, 2020 in the amount of $712,200 through the Payroll Protection Program (the "PPP") which offers loans to small businesses impacted by the COVID-19 pandemic. These loans are forgiven to the extent proceeds are spent on certain qualifying costs and other conditions are met. Management anticipates that the loan will be substantially forgiven. To the extent it is not forgiven, we would be required to repay that portion at an interest rate of 1% over twelve months beginning on May 1, 2021.

    On August 26, 2020, we entered into an agreement with Nelson Baker BioTech, Inc. to install a system which will allow us to produce hydrous USP grade ethanol for use in the hand sanitizer and sanitizer market. We commenced construction in November, 2020 and expect to complete the project during the second quarter of our 2021 fiscal year.

On September 14, 2020, we executed a Second Amendment to Second Amended and Restated Credit Agreement (the "Second Amendment"), which amends the Second Amended and Restated Credit Agreement dated January 22, 2016 with Compeer Financial, PCA f/k/a AgStar Financial Services, PCA, as administrative agent, ("Compeer"). The Second Amendment provides for a $6,000,000 term loan (the "2020 Term Loan") to be used to fund certain improvements to the ethanol production facility. The 2020 Term Loan is subject to a variable interest rate based on the Wall Street Journal's Prime Rate plus 45 basis points. Beginning on October 1, 2020, monthly principal payments are due on the 2020 Term Loan of $250,000 plus accrued interest. Payments of all amounts outstanding are due on September 14, 2022. We paid $30,000 in commitment and amendment fees. The loan facility with Compeer is secured by substantially all business assets and also subjects the Company to various financial and non-financial covenants that limit distributions and debt and require minimum debt service coverage and working capital requirements. In addition, we are limited to annual capital expenditures of $5,000,000 in the aggregate without prior approval, incurring additional debt over certain amounts without prior approval, and making additional investments without prior approval. On September 30, 2020, we executed a Third Amendment to Second Amended and Restated Credit Agreement to provide that the monthly installment payments of principal and interest on the 2020 Term Loan will commence on January 1, 2021 instead of October 1, 2020.

On September 26, 2013, we entered into a series of related definitive agreements with Butamax Advanced Biofuels, LLC ("Butamax") pursuant to which Butamax installed and leased its corn oil separation system and licensed to the Company  corn oil separation technology.  On December 3, 2020, we executed a Termination and Asset Purchase Agreement (the "Purchase Agreement"). Pursuant to the Purchase Agreement, Butamax agreed to (i) sell the corn oil separation system to the Company; and (ii) provide a license to the Company for its corn oil separation technology to remain in effect until expiration of the patents unless earlier terminated in accordance with the terms of the Technology License Agreement. In exchange for the purchase of the corn oil separation system and the license, the Company pre-paid a lump sum fee to Butamax. The Purchase Agreement also provided for the termination of the remaining agreements with Butamax as of December 3, 2020.

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

Product	Fiscal Year 2020	Fiscal Year 2019	Fiscal Year 2018
Ethanol	77%	78%	77%
Distillers Grains	19%	19%	20%
Corn Oil	4%	3%	3%

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

Over the past fiscal year, Brazil, Canada and India were top destinations for ethanol exports. However, overall exports of ethanol for this period decreased due to escalating trade barriers and the impacts of COVID-19. Tariffs implemented by Brazil and China on ethanol imported from the United States reduced export demand from those markets. Trade restrictions may continue to have a negative effect on ethanol export demand and domestic ethanol prices. Export demand has also decreased due to the disruption in global fuel demand resulting from restrictions in response to the COVID-19 pandemic. Restricted travel, new lockdown measures and slow economic growth continue to have a negative effect on global fuel consumption and it is unknown when such demand will recover as reopening efforts continue to evolve.

    Historically, the United States ethanol industry has exported a significant amount of distillers grains to China. The imposition of anti-dumping and anti-subsidy duties by China over the past four years has resulted in a significant decline in demand from China requiring United States producers to seek out alternative markets. Over the past year, the United States exported a significant amount of distillers grains to Mexico, Indonesia, and Vietnam. However, overall exports of distillers grains decreased during 2020 due the COVID-19 pandemic and trade disputes with foreign governments.

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

Corn Oil

We have an exclusive marketing agreement with RPMG for the purposes of marketing and distributing our corn oil. We pay RPMG a marketing fee. We may immediately terminate our agreement with RPMG upon written notice if: (1) RPMG fails on three separate occasions within a 12-month period to purchase corn oil or market corn oil, as not otherwise excused under the Agreement; or (2) upon RPMG's insolvency. RPMG may immediately terminate the agreement upon written notice if: (A) during any consecutive three (3) months the actual production or inventory of any corn oil product at the plant varies by twenty (20%) or more from the monthly production and inventory estimates provided to RPMG (other than for reasons permitted under the RPMG Agreement); or (B) upon our insolvency.

New Products and Services

We expect to start producing and selling hydrous USP grade ethanol for use in the hand sanitizer and sanitizer market during our 2021 fiscal year.

Sources and Availability of Raw Materials

Corn Feedstock Supply

The major raw material required for our ethanol plant to produce ethanol and distillers grains is corn. To produce 70.2 million gallons of ethanol per year, our ethanol plant needs approximately 23.5 million bushels of corn, or approximately 65,000 bushels of corn per day, as the feedstock for its dry milling process.

    We previously procured corn from CHS pursuant to a grain origination agreement (the "CHS Agreement"). On January 3, 2019, we mutually agreed to terminate the CHS Agreement effective as of midnight January 31, 2019. In exchange for termination of the CHS Agreement, we agreed not to contract with another entity or company for grain procurement services until after July 26, 2021 and granted CHS a right of first refusal to serve as the Company's procurement agent until July 1, 2021. We have procured our own corn following termination of our arrangement with CHS.

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

Corn prices were higher during the fiscal year ended October 31, 2020 compared to the same period in 2019, primarily due to concerns resulting from estimates for decreased production and increased exports. On November 10, 2020, the United States Department of Agriculture ("USDA") released a report estimating the 2020 national corn crop at approximately 14.5 billion bushels, up 7% from last year's production, with yields averaging 175.8 bushels per acre. The USDA reported area harvested for grain at 82.5 million acres, up 1% from 2019. The corn crop in our local area has been plentiful. However, corn prices could rise in the near term due to strong export and domestic demand. Weather, world supply and demand, current and anticipated corn stocks, agricultural policy and other factors can all contribute to volatility in corn prices.

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

We do not anticipate any problems securing the natural gas we need to operate our ethanol plant during our 2021 fiscal year.

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

We do not anticipate any problems securing the electricity we need to operate our ethanol plant during our 2021 fiscal year.

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

Patents, Trademarks, Licenses, Franchises and Concessions

    We do not currently hold any patents, trademarks, franchises or concessions. We were granted a license by ICM, Inc. to use certain ethanol production technology necessary to operate our ethanol plant. The cost of the license granted by ICM, Inc. was included in the amount we paid to Fagen, Inc. to design and build our ethanol plant. We were granted a license by Butamax Advanced Biofuels, LLC ("Butamax") to use certain corn oil separation technology in exchange for payment of certain license fees. We amended our license arrangement with Butamax to provide for a one-time fee which was paid in December of 2020.

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

Working Capital

    We primarily use our working capital for purchases of raw materials necessary to operate the ethanol plant. Our primary sources of working capital are cash generated by our operations and our Term Revolving Loan with Compeer Financial, PCA ("Compeer"). At October 31, 2020, we had approximately $14,000,000 available to draw on our Term Revolving Loan.

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

    The EPA has not yet released the proposed rule to set the renewable volume obligation for 2021.

Small refineries can petition the EPA annually for an exemption from their ethanol use requirements for the prior compliance year. The EPA granted significantly more small refinery waivers in 2018 and 2019 than in past years and did not reallocate the waived gallons to other refiners. These actions resulted in decreased ethanol demand which led to reduced market ethanol prices and negative operating margins in the ethanol industry. In January 2020, the Tenth Circuit Court of Appeals ruled that small refinery exemptions may only be granted to refineries that had secured them continuously each year since 2010. Consistent with this ruling, in September 2020, the EPA denied certain small refinery exemption petitions filed by oil refineries in 2020 seeking retroactive relief from their ethanol use requirements for prior years.

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
Most ethanol that is used in the United States is sold in a blend called E10. E10 is a blend of 10% ethanol and 90% gasoline. E10 is approved for use in all standard vehicles. In recent years, the gasoline demand in the United States has been estimated at approximately 143 billion gallons. Assuming that this estimate is correct and that all gasoline in the United States is blended at a rate of 10% ethanol and 90% gasoline, the maximum demand for ethanol domestically would be approximately 14.3 billion gallons per year. This is commonly referred to as the “blending wall,” which represents a theoretical limit where more ethanol cannot be blended into the national gasoline pool. This is a theoretical limit because it is not possible to blend ethanol into every gallon of gasoline that is being used in the United States and it discounts the possibility of additional ethanol used in higher percentage blends such as E85 used in flex fuel vehicles. In addition, gasoline demand in 2020 was lower due to COVID-19.

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

In May 2020, the United States Department of Agriculture ("USDA") announced the Higher Blends Infrastructure Incentive Program which consists of up to $100 million in funding for grants to be used to increase the availability of higher blends of ethanol and biodiesel fuels. Funds may be awarded to retailers such as fueling stations and convenience stores to assist in the cost of installation or upgrading of fuel pumps and other infrastructure. In October 2020, the USDA announced the first round of awards to recipients of $22 million worth of grants.

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

Competition

Ethanol

We are in direct competition with numerous ethanol producers, many of whom have greater resources than we do. Following the significant growth during 2005 and 2006, the ethanol industry has grown at a much slower pace. The Renewable Fuels Association estimates that there are approximately 210 ethanol production facilities in the U.S. with capacity to produce approximately 17.6 billion gallons of ethanol. However, many ethanol plants significantly reduced ethanol production or even ceased operations altogether in the spring of 2020 in response to the disruption in demand from the COVID-19 pandemic. Some of these plants have gradually increased production as fuel demand partially recovered but some have not returned to historic levels or restarted operations. It is unknown how much production in the United States is currently idled or when demand will fully return.

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

U.S. FUEL ETHANOL PRODUCTION CAPACITY
BY TOP PRODUCERS
Producers of Approximately 750
million gallons per year (mmgy) or more

Company	Approximate Capacity (mmgy)
POET Biorefining	1,805
Valero Renewable Fuels	1,730
Archer Daniels Midland	1,716
Green Plains Renewable Energy	1,128
Flint Hill Resources	840

    We face competition from ethanol produced outside of the United States, particularly from Brazil. Ethanol imports have been lower in recent years due to the increase by Brazil in 2013 of its domestic ethanol use requirement from 20% to 25% and the institution in 2017 of a quota and tariff on ethanol produced in the United States and exported to Brazil which have likely decreased the amount of ethanol Brazil has available for export. The effect of the tariff has been mitigated somewhat by the adoption of a rate tariff quota that allowed 750 million liters of ethanol annually to be allowed into Brazil before the tariff applies. However, this rate tariff quota expired in December 2020. Although ethanol imports have decreased, if competition from ethanol imports were to increase again that could negatively impact demand for ethanol produced in the United States which could result in lower operating margins.

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

Many ethanol producers increased production capacities resulting in increased industry inventory levels and an excess of the supply of ethanol in the market. During our 2019 fiscal year, many ethanol producers reduced production or ceased production altogether as a result of unfavorable operating conditions. During our 2020 fiscal year, the ethanol industry was further impacted by decreased fuel demand due to restrictions related to the COVID-19 pandemic.

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

During the fiscal year ended October 31, 2020, we incurred costs and expenses of approximately $328,000 complying with environmental laws.

Employees

As of October 31, 2020, we had 43 full-time employees. We do not expect the number of employees to materially change in the next twelve months.
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

    If RPMG, which markets our ethanol and corn oil, fails it may negatively impact our ability to profitably operate the ethanol plant. Our ethanol and corn oil is marketed by RPMG. Therefore, nearly all of our revenue is derived from sales that are secured by RPMG. If RPMG is unable to market our ethanol and corn oil, it may negatively impact our ability to profitably operate the ethanol plant. While management believes that we could secure an alternative marketer if RPMG were to fail, switching marketers may negatively impact our cash flow and our ability to continue to operate profitably, which may decrease the value of our units.

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

    We may violate the terms of our credit agreements, including the financial covenants, which could result in our lenders demanding immediate repayment. Our credit agreements include various financial loan covenants. On November 25, 2020, our lender waived the Company's violation at October 31, 2020 of the minimum debt service coverage ratio. Based on management projections, we believe that we will be in compliance with our financial loan covenants for at least the next 12 months. However, if we violate the terms of our credit agreements again in the future, including our financial loan covenants, our lenders could deem us to be in default of our loans and require us to immediately repay the entire outstanding balance of our loans. If we do not have the funds available to repay the loans or we cannot find another source of financing, we may fail which could decrease or eliminate the value of our units.

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

Increased use of fuel cells, plug-in hybrids and electric cars may lessen the demand for ethanol.  Automotive, industrial and power generation manufacturers have developed alternative clean power systems using fuel cells, plug-in hybrids, electric cars or clean burning gaseous fuels. Electric car technology has recently grown in popularity, especially in urban areas, which has led to an increase in recharging stations which has made electric car technology more widely available. This additional competition from alternate sources could reduce the demand for ethanol, resulting in lower ethanol prices which could negatively impact our results of operations and financial condition.

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

    The EPA's small refinery exemptions significantly reduced ethanol demand. In the past the EPA expanded its use of its waiver authority granting waivers to small refineries allowing those refineries to avoid their ethanol use requirements under the RFS resulting in decreased ethanol demand and severely impacted ethanol prices. If the EPA were to resume granting waivers to small refineries, the market price and demand for ethanol could decrease which will negatively impact our financial performance.

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

    Government policies and regulations, particularly those affecting the agricultural sector and related industries, could adversely affect our operations and profitability.  Agricultural commodity production and trade flows are significantly affected by government policies and regulations. Governmental policies affecting the agricultural industry, such as taxes, tariffs, duties, subsidies, import and export restrictions on agricultural commodities and commodity products can influence industry profitability, the planting of certain crops versus other uses of agricultural resources, the location and size of crop production, whether unprocessed or processed commodity products are traded and the volume and types of imports and exports. In addition, international trade disputes can adversely affect agricultural commodity trade flows by limiting or disrupting trade between countries or regions. Future governmental policies, regulations or actions affecting our industry may adversely affect the supply of, demand for and prices of our products, restrict our ability to do business and cause our financial results to suffer.

    A reduction in distillers grains exports to China could have a negative effect on the price of distillers grains in the U.S. and negatively affect our profitability. Historically, China was the world's largest buyer of distillers grains produced in the United States. On January 12, 2016, the Chinese government began an anti-dumping and countervailing duty investigation related to distillers grains imported from the United States which contributed to a decline in distillers grains shipped to China. In 2016, China implemented anti-dumptng and anti-subsidy duties as a result of preliminary rulings on its investigation. On January 10, 2017, China announced a final ruling imposing increased anti-dumping and anti-subsidy duties which significantly decreased demand from China and negatively impacted the price of distillers grains produced in the United States. This reduction in export demand could negatively impact our ability to profitably operate the ethanol plant.

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

    A reduction in ethanol exports to Brazil due to the imposition by the Brazilian government of a tariff on U.S. ethanol could have a negative effect on ethanol prices. Brazil was historically a top destination for ethanol produced in the United States. However, Brazil imposed a tariff on ethanol which is produced in the United States and exported to Brazil. The tariff has resulted in a decline in demand for ethanol from Brazil and could negatively impact the market price of ethanol in the United States and our ability to profitably operate the ethanol plant. The effect of the tariff has been mitigated somewhat by the adoption of a rate tariff quota that allowed 750 million liters of ethanol annually to be allowed into Brazil before the tariff applies. However, this rate tariff quota expired in December 2020.

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

ITEM 4. MINE SAFETY DISCLOSURES

    None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED MEMBER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of January 21, 2021, we have 4,792 membership units outstanding and 1,401 unit holders of record. There is no public trading market for our membership units.

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

The following table contains historical information by fiscal quarter for the fiscal years ended October 31, 2020 and 2019 regarding the actual unit transactions that were completed by our unit-holders during the periods specified. We believe this most accurately represents the current trading value of the Company's units. The information was compiled by reviewing the completed unit transfers that occurred on our Unit Trading Bulletin Board during the quarters indicated.

Quarter	Low Price	High Price	Average Price	# of Units Traded
2020 4th	$5,800	$5,800	$5,800	11
2020 3rd	$6,000	$6,000	$6,000	4
2020 2nd	$6,800	$6,800	$6,800	3
2020 1st	$6,800	$7,000	$6,971	7
2019 4th	$7,300	$7,300	$7,300	1
2019 3rd	$7,600	$8,200	$7,960	5
2019 2nd	$8,200	$8,750	$8,584	9
2019 1st	$9,200	$9,200	$9,200	3

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

Quarter	Low Price	High Price	Average Price	# of Units Listed
2020 4th	$5,650	$5,850	$5,825	24
2020 3rd	$6,000	$6,800	$6,520	5
2020 2nd	$6,000	$7,000	$6,627	22
2020 1st	$6,800	$7,200	$7,000	12
2019 4th	$7,250	$8,000	$7,636	7
2019 3rd	$7,590	$8,600	$8,216	27
2019 2nd	$8,000	$9,250	$8,617	12
2019 1st	$8,500	$9,300	$8,900	13

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

Performance Graph

    The following graph shows a comparison of cumulative total member return since October 31, 2015, calculated on a dividend reinvested basis, for the Company, the NASDAQ Composite Index (the "NASDAQ") and an index of other companies that have the same SIC codes as the Company (the "Industry Index"). The graph assumes $100 was invested in each of our units, the NASDAQ, and the Industry Index on October 31, 2015. Note that historic stock price performance is not necessarily indicative of future unit price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Highwater Ethanol, the NASDAQ Composite Index
and the NASDAQ Clean Edge Green Energy Index

$350
$300
$250
$200
$150
$100
$50
$0
10/15
10/16
10/17
10/18
10/19
10/20
Highwater Ethanol
NASDAQ Composite
NASDAQ Clean Edge Green Energy

*$100 invested on 10/31/15 in stock or index, including reinvestment of dividends.
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

ITEM 6. SELECTED FINANCIAL DATA

The following table presents selected financial and operating data as of the dates and for the periods indicated. The selected balance sheet financial data as of October 31, 2018, 2017 and 2016 and the selected statements of operations data and other financial data for the years ended October 31, 2017 and 2016 have been derived from our audited financial statements that are not included in this Form 10-K. The selected balance sheet financial data as of October 31, 2020 and 2019 and the selected statements of operations data and other financial data for each of the years in the three year period ended October 31, 2020, 2019, and 2018 have been derived from the audited financial statements included elsewhere in this Form 10-K. You should read the following table in conjunction with "ITEM 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and the accompanying notes included elsewhere in this Form 10-K. Among other things, those financial statements include more detailed information regarding the basis of presentation for the following financial data.

Statement of Operations Data:	2020	2019	2018	2017	2016
Revenues	$97,256,146	$97,249,109	$94,943,746	$100,225,143	$110,237,009

Cost of Goods Sold	99,813,857	101,759,731	97,723,069	93,476,303	102,331,749

Gross Profit (Loss)	(2,557,711)	(4,510,622)	(2,779,323)	6,748,840	7,905,260

Operating Expenses	3,552,328	3,200,285	2,891,093	2,739,770	2,411,439

Operating Profit (Loss)	(6,110,039)	(7,710,907)	(5,670,416)	4,009,070	5,493,821

Other Income (Expense)	(256,127)	(563,329)	(489,008)	(489,758)	(440,283)

Net Income (Loss)	$(6,366,166)	$(8,274,236)	$(6,159,424)	$3,519,312	$5,053,538

Weighted Average Units Outstanding	4,803	4,809	4,814	4,834	4,953

Basic and Diluted Net Income (Loss) Per Unit	$(1,325.46)	$(1,720.57)	$(1,279.48)	$728.03	$1,020.30

Cash Distributions Per Unit	$—	$—	$345	$345	$400

Balance Sheet Data:	2020	2019	2018	2017	2016
Current Assets	$15,705,336	$12,604,430	$10,850,002	$11,847,401	$17,887,759

Net Property and Equipment	52,708,546	58,474,504	65,730,225	72,051,447	77,458,142

Other Assets	5,316,306	2,943,723	2,966,714	2,833,212	2,850,523

Total Assets	$73,730,188	$74,022,657	$79,546,941	$86,732,060	$98,196,424

Current Liabilities	$12,749,753	$10,794,082	$8,026,683	$6,655,688	$6,920,569

Long-Term Debt and Other Long-Term Liabilities	11,417,150	7,244,124	7,222,371	7,942,403	18,663,726

Members' Equity	49,563,285	55,984,451	64,297,887	72,133,969	72,612,129

Total Liabilities & Members' Equity	$73,730,188	$74,022,657	$79,546,941	$86,732,060	$98,196,424

See "ITEM 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" for further discussion of our financial results.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Fiscal Years Ended October 31, 2020 and 2019

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, gross loss, operating expenses, operating loss and other items to total revenues in our statements of operations for the fiscal years ended October 31, 2020 and 2019:

	2020		2019
Statements of Operations Data	Amount	%	Amount	%
Revenues	$97,256,146	100.00%	$97,249,109	100.00%
Cost of Goods Sold	99,813,857	102.63%	101,759,731	104.64%
Gross Loss	(2,557,711)	(2.63)%	(4,510,622)	(4.64)%
Operating Expenses	3,552,328	3.65%	3,200,285	3.29%
Operating Loss	(6,110,039)	(6.29)%	(7,710,907)	(7.93)%
Other Income (Expense), Net	(256,127)	(0.26)%	(563,329)	(0.58)%
Net Loss	$(6,366,166)	(6.55)%	$(8,274,236)	(8.51)%

The following table shows the sources of our revenues for the fiscal years ended October 31, 2020 and 2019.

	2020		2019
Revenue Sources	Amount	Percentage of Total Revenues	Amount	Percentage of Total Revenues
Ethanol Sales	$75,161,967	77.28%	$75,541,437	77.68%
Modified Wet Distillers Grains Sales	4,163,426	4.28%	3,874,384	3.98%
Dried Distillers Grains Sales	14,123,366	14.52%	14,700,718	15.12%
Corn Oil Sales	3,807,387	3.92%	3,132,570	3.22%
Total Revenues	$97,256,146	100.00%	$97,249,109	100.00%

Revenues

    Ethanol

    Our total revenues were similar for the fiscal year ended October 31, 2020, compared to the fiscal year ended October 31, 2019. Revenue from ethanol sales decreased by approximately 0.5% during the fiscal year ended October 31, 2020 compared to the fiscal year ended October 31, 2019 primarily due to lower ethanol prices during the fiscal year ended October 31, 2020 compared to the fiscal year end October 31, 2019. The average ethanol sales price per gallon we received for the fiscal year ended October 31, 2020 was approximately 2.2% lower than the average price received for the fiscal year ended October 31, 2019. However, we experienced an increase in the gallons of ethanol sold during the fiscal year ended October 31, 2020, compared to the fiscal year ended October 31, 2019. The gallons of ethanol we sold during the fiscal year ended October 31, 2020 increased by 1.7% as compared to the number of gallons of ethanol sold for the fiscal year ended October 31, 2019.

    Ethanol prices have been negatively affected for an extended period by lower domestic demand resulting in part from the use by the Environmental Protection Agency ("EPA") of the small refinery exemption and a decline in ethanol exports due to trade disputes with foreign governments and the institution of a tariff by China on ethanol produced in the United States. Ethanol prices further decreased due to a collapse in both domestic and foreign demand as a result of restrictions put in place in response to the COVID-19 pandemic. As a result of poor economic conditions, many ethanol plants curtailed or stopped ethanol production. The decrease in industry-wide production coupled with a gradual increase in domestic demand due to the lifting of COVID-19 restrictions in some areas had a positive effect on ethanol prices towards the end of the period.

Ethanol prices will likely decrease as ethanol plants return to higher ethanol production levels. In addition, ethanol prices will continue to be negatively impacted by the COVID-19 pandemic until restrictions in the United States are lifted and domestic fuel demand fully returns. It is uncertain when this may occur. Continued declines in ethanol exports due to decreased global fuel consumption in response to the COVID-19 pandemic and trade disputes with foreign governments could also lead to an decrease in ethanol export demand and lower ethanol prices. Other factors likely to affect ethanol prices in the coming fiscal year include the results of the 2020 presidential election in the United States, the EPA's use of the the small refinery exemption, approval of the year-round sale of E15 and changes in domestic corn prices.

The increase in ethanol gallons sold for the fiscal year ended October 31, 2020, as compared to the number of gallons of ethanol we sold for the fiscal year ended October 31, 2019, resulted primarily from increased ethanol production rates due to our receipt of our updated air permit in October 2019. This was partially offset by reduced ethanol production levels by up to 25% during the months of March, April, May and June due to unfavorable operating conditions in the ethanol industry and the COVID-19 pandemic. Our ethanol production levels are currently at an annual rate of approximately 64 million gallons. Management anticipates that the amount of ethanol produced will remain relatively consistent in the future unless economic conditions worsen and we reduce ethanol production levels.

    In the ordinary course of business, we enter into forward contracts for our commodity purchases and sales. At October 31, 2020, we had no forward fixed price ethanol sales contracts. For the fiscal years ended October 31, 2020 and 2019, we recorded losses due to changes in the fair value of our outstanding ethanol derivative positions of approximately $623,000 and $240,000, respectively.

    Distillers Grains

    Revenue from distillers grains decreased by approximately 1.6% during the fiscal year ended October 31, 2020 compared to the fiscal year ended October 31, 2019, primarily due to a decrease in tons of dried distillers grains sold during the fiscal year ended October 31, 2020, compared to same period of 2019. The tons of dried distillers grains we sold during the fiscal year ended October 31, 2020 decreased by approximately 5.2% as compared to the tons of dried distillers grains we sold during the fiscal year ended October 31, 2019. The tons of modified distillers grains we sold during the fiscal year ended October 31, 2020, were similar when compared to the same period for 2019. Overall, the number of tons of distillers grains sold decreased during our fiscal year ended October 31, 2020, as compared to the fiscal year ended October 31, 2019 due primarily to higher corn oil production levels for the period. Management anticipates that the amount of distillers grains produced will remain relatively consistent in the future unless economic conditions worsen and we reduce ethanol production levels which would then have a corresponding effect on distillers grains.

For the fiscal year ended October 31, 2020, the average price per ton that we received for our dried distillers grains was approximately 1.3% higher than the average price we received during the fiscal year ended October 31, 2019, due primarily to a decrease in supply during our second fiscal quarter resulting from some ethanol plants reducing or shutting down production and an increase in corn and soybean prices in the latter part of the period. For the fiscal year ended October 31, 2020, the average price per ton that we received for our modified distillers grains was approximately 7.0% higher than during the fiscal year ended October 31, 2019 due to increased demand and reduced production in our local area.

    Distillers grains prices typically change in proportion to domestic corn prices and availability of corn. Domestic demand for distillers grains could decrease if corn prices decline and end-users switch to lower priced alternatives. Management anticipates that both domestic and foreign demand for distillers grains may be negatively affected by the COVID-19 pandemic. Other factors likely to affect distillers grains prices include the imposition by China of anti-dumping and anti-subsidy duties on distillers grains produced in the United States and other trade actions by the United States and foreign governments.

    Corn Oil

Revenue from corn oil sales increased by approximately 21.5% for the fiscal year ended October 31, 2020, as compared to the fiscal year ended October 31, 2019 primarily due to an increase in pounds of corn oil sold during the fiscal year ended October 31, 2020, compared to the fiscal year ended October 31, 2019. The pounds of corn oil we sold during the fiscal year ended October 31, 2020 increased by approximately 22.3% as compared to the pounds of corn oil we sold for the fiscal year ended October 31, 2019 due to improved efficiencies leading to increased production for the period.

Management anticipates that the amount of corn oil produced will remain relatively consistent in the future unless economic conditions worsen and we reduce ethanol production levels which would then have a corresponding effect on corn oil.

The average price per pound of corn oil sold sold during the fiscal year ended October 31, 2020 was the same when compared to the same period of 2019. Factors likely to affect corn oil prices include biodiesel demand, the status of the biodiesel blenders' tax credit and fluctuations in supply resulting from some ethanol plants changing ethanol production levels in response to economic conditions.

Cost of Goods Sold

    Our two largest costs of production are corn (68.6% of cost of goods sold for the fiscal year ended October 31, 2020) and natural gas (4.9% of cost of goods sold for the fiscal year ended October 31, 2020). Our total cost of goods sold was approximately 2.2% less during the fiscal year ended October 31, 2020, compared to the fiscal year ended October 31, 2019.

    Corn

    Our average price per bushel of corn for the fiscal year ended October 31, 2020 increased by approximately 1.5% compared to the fiscal year ended October 31, 2019 primarily due to increased market value for corn. We used approximately 1.7% more bushels of corn in the fiscal year ended October 31, 2020 as compared to the fiscal year ended October 31, 2019 due to increased ethanol production.

    Management expects there to be an adequate corn supply available in our area to operate the ethanol plant. However, corn prices have been volatile and are likely to remain so in the future depending on weather conditions, supply and demand, stocks and other factors which could significantly impact our costs of production.

    At October 31, 2020, we had approximately 881,000 bushels of forward fixed basis corn purchase contracts and 1,399,000 bushels of forward fixed price corn purchase contracts valued at approximately $5,254,000 for various delivery periods through December 2021. We recorded losses due to changes in the fair value of our outstanding corn derivative positions for the fiscal years ended October 31, 2020 and 2019 of approximately $845,000 and $835,000, respectively.
    Natural Gas

    For the fiscal year ended October 31, 2020, we purchased approximately 1.1% less natural gas as compared to the same period of 2019. This decrease in natural gas usage is primarily due to the decrease in dried distillers grains production.

Our average price per MMBTU of natural gas was approximately 2.1% higher for the fiscal year ended October 31, 2020 compared to the fiscal year ended October 31, 2019. Natural gas prices were higher due to new interim tariff rates levied by Northern Natural Gas effective January 1, 2020. Management anticipates that natural gas prices will continue at current levels unless the natural gas industry experiences production problems or if there are large increases in natural gas demand.

    At October 31, 2020, we had approximately 2,702,000 MMBTUs of forward natural gas fixed price purchase contracts valued at approximately $6,706,000 for delivery periods through March 2023.

For the fiscal years ended October 31, 2020 and 2019, we recorded gains due to the change in fair value of our outstanding natural gas derivative positions of approximately $11,000 and $22,000, respectively.

Operating Expenses

    We had operating expenses for the fiscal year ended October 31, 2020 of $3,552,328 compared to operating expenses of $3,200,285 for the fiscal year ended October 31, 2019. Management attributes this increase in operating expenses to an increase in insurance and professional fees. We continue to pursue strategies to optimize efficiencies and maximize production. These efforts may result in a decrease in our operating expenses on a per gallon basis. However, because these expenses do not vary with the level of production at the plant, we expect our operating expenses to remain relatively steady.

Other Expense, Net

    We had total other expense for the fiscal year ended October 31, 2020 of $256,127 compared to other expense of $563,329 for the fiscal year ended October 31, 2019. Our other expense for the fiscal year ended October 31, 2020, consisted primarily of interest expense which was offset in part by income from investments. This decrease in other expense is primarily due to a decrease in interest expense and an increase in income from investments.

Results of Operations for the Fiscal Years Ended October 31, 2019 and 2018

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, gross loss, operating expenses, operating loss and other items to total revenues in our statements of operations for the fiscal years ended October 31, 2019 and 2018:

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

    Ethanol prices were negatively affected by record levels of domestic production coupled with a decline in ethanol exports due to trade disputes with foreign governments and the institution of a tariff by China on ethanol produced in the United States. In addition, the EPA's continued use of the small refinery exemption had a negative impact on ethanol prices

The increase in ethanol gallons sold for the fiscal year ended October 31, 2019, as compared to the number of gallons of ethanol we sold for the fiscal year ended October 31, 2018, was mainly due to less gallons in inventory at October 31, 2019.

    In the ordinary course of business, we enter into forward contracts for our commodity purchases and sales. At October 31, 2019, we had no forward fixed price ethanol sales contracts. For the fiscal years ended October 31, 2019 and 2018, we recorded losses due to changes in the fair value of our outstanding ethanol derivative positions of approximately $240,000 and $81,000, respectively.

Distillers Grains

    Revenue from distillers grains decreased by approximately 2.1% during the fiscal year ended October 31, 2019 compared to the fiscal year ended October 31, 2018, primarily due to lower distillers grains prices during the fiscal year ended October 31, 2019 compared to same period of 2018. For the fiscal year ended October 31, 2019, the average price per ton that we received for our dried distillers grains was approximately 0.5% lower than the average price we received during the fiscal year ended October 31, 2018 due to price decreases in the protein market that correlate to the price of soybean meal and lower export demand due to the swine flu outbreak in China, Vietnam and other foreign countries. For the fiscal year ended October 31, 2019, the average price per ton that we received for our modified distillers grains was approximately 6.3% higher than during the fiscal year ended October 31, 2018 due to increased demand and reduced production in our local area.

    The imposition by China of anti-dumping and anti-subsidy duties on distillers grains produced in the U.S. also had a negative effect on export demand from China resulting in lower distillers grains prices. In addition, trade actions by the Trump administration and foreign governments created additional uncertainty as to future agricultural export demand from China and other countries.

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

Changes in Financial Condition for the Fiscal Years Ended October 31, 2020 and 2019

    The following table highlights the changes in our financial condition for the fiscal year ended October 31, 2020 from our previous fiscal year ended October 31, 2019:

	October 31, 2020	October 31, 2019
Current Assets	$15,705,336	$12,604,430
Current Liabilities	12,749,753	10,794,082
Long-Term Liabilities	11,417,150	7,244,124

    Current Assets. The increase in current assets at October 31, 2020 was primarily the result of increases in accounts receivable and inventories. These increases were partially offset by decreases in cash and cash equivalents and derivative instruments.

    Current Liabilities. The increase in current liabilities at October 31, 2020 was primarily the result of increases in accounts payable and current maturities of long-term debt and adoption of ASC 842.

    Long-Term Liabilities. Long-term debt increased at October 31, 2020, as compared to October 31, 2019, primarily due to increased borrowings on our 2020 Term Loan, obtaining a PPP loan and adoption of ASC 842 which resulted in recording lease liabilities.

Liquidity and Capital Resources

The ethanol industry experienced adverse conditions throughout most of 2018 and 2019 as a result of industry-wide record low ethanol prices due to reduced demand and high industry inventory levels. These adverse conditions continued into 2020 and were compounded by the COVID-19 pandemic. As a result of these factors, we have experienced negative operating margins, lower cash flow from operations and net operating losses. In response, we reduced our ethanol production levels by up to 25%.  As conditions improved, we began increasing production levels to an annual rate of approximately 64 million gallons. We continue to monitor COVID-19 developments and the effect on demand for our products to make adjustments to production levels as warranted. Based on financial forecasts prepared by our management, we anticipate that we will have sufficient cash on hand, cash from our current credit facilities, and cash from our operations to continue to operate the ethanol plant for the next 12 months. We do not currently anticipate seeking additional equity or debt financing in the near term in order to fund operations. However, if market conditions worsen, we could be forced to make further reductions in ethanol production levels or even temporarily shut down ethanol production.

The following table shows cash flows for the fiscal years ended October 31, 2020 and 2019:

	October 31, 2020	October 31, 2019

Net cash provided by (used in) operating activities	$(247,864)	$2,957,651
Net cash used in investing activities	(3,275,201)	(1,709,039)
Net cash provided by (used in) financing activities	2,551,268	(40,200)

    Cash Flow From Operations

    We experienced a decrease in our cash provided by (used in) operating activities for the fiscal year ended October 31, 2020, as compared to the fiscal year ended October 31, 2019. This decrease was primarily due to changes in accounts receivables, inventories and accrued expense during the fiscal year ended October 31, 2020.

    Cash Flow From Investing Activities

    We used more cash for investing activities during the fiscal year ended October 31, 2020, as compared to the fiscal year ended October 31, 2019. This change was primarily due to an increase in capital expenditures during the fiscal year ended October 31, 2020.

    Cash Flow From Financing Activities

    We experienced an increase in our cash for financing activities during the fiscal year ended October 31, 2020, as compared to the fiscal year ended October 31, 2019. This increase was primarily a result of increased net borrowings on long-term debt during the fiscal year ended October 31, 2020, as compared to the fiscal year ended October 31, 2019.

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

Short-Term and Long-Term Debt Sources

    Our loan facility with Compeer Financial f/k/a AgStar Financial Services, PCA ("Compeer") included a $15,000,000 Variable Rate Term Loan and a $20,000,000 Term Revolving Loan. On September 14, 2020, we amended our loan facility to add a $6,000,000 term loan (the "2020 Term Loan") to be used to fund certain improvements to the ethanol production facility. We paid $30,000 in commitment and amendment fees in connection with this loan. Our loan facility with Compeer is secured by substantially all business assets and also subjects the Company to various financial and non-financial covenants. Subsequent to our fiscal year end, on November 25, 2020, Compeer waived our violation at October 31, 2020, of the minimum debt service coverage ratio in our loan documents.

    Variable Rate Term Loan

        The Variable Rate Term Loan was for $15,000,000 with a variable interest rate based on the 30-day LIBOR rate plus 325 basis points with no minimum interest rate. The applicable interest rate at October 31, 2020 was 3.40%. We paid monthly principal payments on the Variable Rate Term Loan of approximately $250,000 plus accrued interest based upon a five year amortization. Payments of all amounts outstanding were due on January 22, 2021. At October 31, 2020, the balance on this note was $0 as we paid off the loan in the current year.

    Term Revolving Loan

The Term Revolving Loan is for up to $20,000,000 with a variable interest rate that is based on the 30-day LIBOR rate plus 325 basis points with no minimum interest rate. The applicable interest rate at October 31, 2020 was 3.40%. The Term Revolving Loan may be advanced, repaid and re-borrowed during the term. Monthly interest payments are due on the Term Revolving Loan with payment of all amounts outstanding due on January 22, 2023. The outstanding balance on this note was $5,999,000 at October 31, 2020. We pay interest at a rate of 1.50% on amounts outstanding for letters of credit which also reduce the amount available under the Term Revolving Loan. We had no letters of credit outstanding at October 31, 2020. We are also required to pay unused commitment fees for the Term Revolving Loan as defined in the loan documents.

2020 Term Loan

The 2020 Term Loan is for up to $6,000,000 with a variable interest rate based on the Wall Street Journal's Prime Rate plus 45 basis points with no minimum interest rate. The applicable interest rate at October 31, 2020 was 3.70%. Beginning January 1, 2021, monthly principal payments will be due on the 2020 Term Loan of approximately $250,000 plus accrued interest with payments of all amounts outstanding due on September 14, 2022. The outstanding balance on this note was $6,000,000 at October 31, 2020.

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

    Presently, we are meeting our liquidity needs and complying with our financial covenants and the other terms of our loan agreements with Compeer except as to our violation, at October 31, 2020, of the minimum debt service coverage ratio requirement of 1.25:1.00 which was waived by Compeer on November 25, 2020. We will continue to work with Compeer to try to ensure that the terms of our loan agreements are met going forward. However, we cannot provide any assurance that our actions will result in sustained profitable operations or that we will not be in violation of our loan covenants or in default on our principal payments in the future. Should unfavorable market conditions result in our violation of the terms or covenants of our loan and we fail to obtain a waiver of any such term or covenant, Compeer could deem us in default of our loans and require us to immediately repay a significant portion or possibly the entire outstanding balance of our loans. In the event of a default, Compeer could also elect to proceed with a foreclosure action on our plant.

PPP Loan

    In March 2020, Congress passed a stimulus bill called the CARES Act to provide economic relief related to the COVID-19 pandemic. One of the programs established by the Act is the Paycheck Protection Program ("PPP"), authorizing loans to small business for use in paying employees that continue to work throughout the COVID-19 pandemic and for qualifying rent, utilities and interest on mortgages. Loans obtained through the PPP are administered by the Small Business Administration and eligible to be forgiven as long as the proceeds are used for qualifying purposes and other conditions are met. On April 14, 2020, we were awarded a PPP loan in the amount of $712,200. Management expects that the entire loan will be used to pay employees and for other qualifying costs and will be substantially forgiven.  To the extent it is not forgiven, we would be required to repay that portion at an interest rate of 1% over twelve months beginning on May 1, 2021.

Capital Expenditures

    On August 26, 2020, we entered into an agreement with Nelson Baker Biotech, Inc. to install a system which will allow us to produce hydrous USP grade ethanol for use in the hand sanitizer and sanitizer market. We commenced construction in November, 2020 and expect to complete the project during the second quarter of our 2021 fiscal year.

Contractual Cash Obligations

    In addition to our long-term debt obligations, we have certain other contractual cash obligations and commitments. The following tables provide information regarding our contractual obligations and approximate commitments as of October 31, 2020:

	Payment Due by Period
	Total	Less than One Year	One to Three Years	Three to Five Years	After Five Years
Long-Term Debt Obligations	$12,978,063	$3,045,828	$9,932,235	$—	—
Operating Lease Obligations	617,760	168,480	336,960	112,320	—
Finance Lease Obligations	1,609,200	178,800	357,600	357,600	715,200
Purchase Obligations	16,019,590	13,004,970	3,014,620	—	—
Total Contractual Obligations	$31,224,613	$16,398,078	$13,641,415	$469,920	$715,200

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

    As of October 31, 2020, the fair values of our commodity-based derivative instruments are a net liability of $890,000. As the prices of the hedged commodity moves in reaction to market trends and information, our statement of operations will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to protect the Company over the term of the contracts for the hedged amounts.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from our our Term Revolving Loan and our 2020 Term Loan, each bearing a variable interest rate.  As of October 31, 2020, we had $5,999,000 outstanding on the Term Revolving Loan and $6,000,000 outstanding on the 2020 Term Loan. Interest will accrue at the 30-day LIBOR rate plus 325 basis points for the Term Revolving Loan. The applicable interest rate on this loan at October 31, 2020 was 3.40%. The 2020 Term Loan is subject to a variable interest rate based on the Wall Street Journal's Prime Rate plus 45 basis points. The applicable interest rate on this loan at October 31, 2020 was 3.70%. If we were to experience a 10% adverse change in LIBOR, the annual effect such change would have on our statement of operations, based on the amount we had outstanding on our Term Loan and Term Revolving Loan at October 31, 2020, would be approximately $44,000.

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

In the ordinary course of business, we enter into forward contracts for our commodity purchases. At October 31, 2020, we have approximately 881,000 bushels of forward fixed basis corn contracts and 1,399,000 bushels of forward fixed price corn contracts valued at approximately $5,254,000. These purchase contracts are for various delivery periods through December 2021. At October 31, 2020, we have approximately 2,702,000 MMBTUs of forward natural gas fixed price purchase contracts valued at approximately $6,706,000 for delivery periods through March 2023. In addition, at October 31, 2020, we have approximately 736,000 gallons of forward fixed price denaturant purchase contracts valued at approximately $839,000 for delivery periods through June 2021.

    In the ordinary course of business, we enter into forward contracts for our commodity sales. At October 31, 2020 we have no forward fixed price ethanol sales contracts. At October 31, 2020, we have approximately 11,000 tons of forward fixed price dried distillers grains sales contracts valued at approximately $1,613,000 for delivery periods through December 2020. At October 31, 2020, we have approximately 11,000 tons of forward fixed price modified distillers grains sales contracts valued at approximately $783,000 for delivery periods through June 2021. In addition, at October 31, 2020, we have approximately 2,112,000 pounds of forward fixed price corn oil sales contracts valued at approximately $619,000 for delivery periods through December 2020.
    We recorded losses due to changes in the fair value of our outstanding corn derivative positions for the fiscal years ended October 31, 2020 and 2019 of approximately $845,000 and $835,000, respectively. For the fiscal years ended October 31, 2020 and 2019, we recorded losses due to changes in the fair value of our outstanding ethanol derivative positions of approximately $623,000 and $240,000, respectively.

For the fiscal years ended October 31, 2020 and 2019, we recorded gains due to the change in fair value of our outstanding natural gas derivative positions of approximately $11,000 and $22,000, respectively.

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

A sensitivity analysis has been prepared to estimate our exposure to ethanol, distillers grains, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas prices and average ethanol and distillers grains prices as of October 31, 2020 net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from October 31, 2020. The results of this analysis, which may differ from actual results, are approximately as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price as of 10/31/20	Approximate Adverse Change to Income
Natural Gas	1,493,000	MMBTU	10%	$500,155
Ethanol	66,000,000	Gallons	10%	$9,042,000
Corn	22,000,000	Bushels	10%	$7,986,000
DDGs	116,000	Tons	10%	$1,960,400

For comparison purposes, the results of our sensitivity analysis for October 31, 2019, were as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price as of 10/31/19	Approximate Adverse Change to Income
Natural Gas	1,591,950	MMBTU	10%	$543,000
Ethanol	66,056,000	Gallons	10%	$8,257,000
Corn	22,621,918	Bushels	10%	$7,488,000
DDGs	131,207	Tons	10%	$1,728,000

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members and the Board of Governors of Highwater Ethanol, LLC

Opinion on the Financial Statements
We have audited the accompanying balance sheets of Highwater Ethanol, LLC (the Company) as of October 31, 2020 and 2019, the related statements of operations, changes in members’ equity and cash flows for each of the three years in the period ended October 31, 2020, and the related notes to the financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Sioux Falls, South Dakota
January 21, 2021

HIGHWATER ETHANOL, LLC
Balance Sheets

ASSETS	October 31, 2020	October 31, 2019

Current Assets
Cash and cash equivalents	$667,317	$1,639,114
Derivative instruments	260,397	469,740
Accounts receivable	3,797,905	2,961,977
Inventories	10,677,970	7,367,356
Prepaids and other	301,747	166,243
Total current assets	15,705,336	12,604,430

Property and Equipment
Land and land improvements	12,836,332	12,836,332
Buildings	38,818,532	38,818,532
Office equipment	1,164,313	1,151,330
Plant and process equipment	79,087,375	78,050,785
Vehicles	123,779	123,779
Construction in progress	2,547,117	278,333
	134,577,448	131,259,091
Less accumulated depreciation	(81,868,902)	(72,784,587)
Net property and equipment	52,708,546	58,474,504

Other Assets
Investments	3,113,078	2,752,266
Right of use asset - operating leases	558,300	—
Right of use asset - finance leases	1,235,645	—
Deposits	409,283	191,457
Total other assets	5,316,306	2,943,723

Total Assets	$73,730,188	$74,022,657

LIABILITIES AND MEMBERS' EQUITY	October 31, 2020	October 31, 2019

Current Liabilities
Accounts payable	$8,613,714	$6,908,305
Accrued expenses	1,047,786	1,156,038
Current maturities of long-term debt	2,835,045	2,729,739
Current portion of operating lease liability	141,300	—
Current portion of finance lease liability	111,908	—
Total current liabilities	12,749,753	10,794,082

Long-Term Liabilities
Long term debt	9,845,051	7,244,124
Operating lease liability	417,000	—
Finance lease liability	1,155,099	—
Total Long-Term Liabilities	11,417,150	7,244,124

Commitments and Contingencies (Note 10)

Members' Equity
Members' equity, 4,798 and 4,807 units outstanding, respectively	49,563,285	55,984,451
Total Liabilities and Members’ Equity	$73,730,188	$74,022,657

Notes to Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Statements of Operations

	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	October 31, 2020	October 31, 2019	October 31, 2018

Revenues	$97,256,146	$97,249,109	$94,943,746

Cost of Goods Sold	99,813,857	101,759,731	97,723,069

Gross Loss	(2,557,711)	(4,510,622)	(2,779,323)

Operating Expenses	3,552,328	3,200,285	2,891,093

Operating Loss	(6,110,039)	(7,710,907)	(5,670,416)

Other Income (Expense)
Interest income	3,301	8,720	3,173
Other income	288,518	181,172	66,091
Interest expense	(687,101)	(872,491)	(713,386)
Income from equity method investments	139,155	119,270	155,114
Total other expense, net	(256,127)	(563,329)	(489,008)

Net Loss	$(6,366,166)	$(8,274,236)	$(6,159,424)

Weighted Average Units Outstanding	4,803	4,809	4,814
Net Loss Per Unit	$(1,325.46)	$(1,720.57)	$(1,279.48)
Distributions Per Unit	$—	$—	$345

Notes to Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Statements of Changes in Members' Equity

Members' Equity

Balance - October 31, 2017	72,133,969

Net loss	(6,159,424)

Member distributions	(1,660,658)

Member unit repurchase, 2 units	(16,000)

Balance - October 31, 2018	64,297,887

Net loss	(8,274,236)

Member unit repurchase, 5 units	(39,200)

Balance - October 31, 2019	55,984,451

Net Loss	(6,366,166)

Member unit repurchase, 9 units	(55,000)

Balance - October 31, 2020	49,563,285

Notes to Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Statements of Cash Flows

	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	October 31, 2020	October 31, 2019	October 31, 2018

Cash Flows from Operating Activities
Net loss	$(6,366,166)	$(8,274,236)	$(6,159,424)
Adjustments to reconcile net loss to net cash provided by (used in) operations
Depreciation and amortization	9,215,642	8,947,039	8,649,702
Distributions in excess of earnings from equity method investments	74,891	272,049	232,353
Non-cash patronage income	(435,703)	(249,058)	(365,854)
Change in working capital components
Accounts receivable	(835,928)	(1,645,848)	1,522,025
Inventories	(3,310,614)	701,335	(687,985)
Derivative instruments	209,343	473,146	(142,686)
Prepaids and other	(353,330)	(74,648)	(1,462)
Accounts payable	1,662,253	2,813,174	1,361,072
Accrued expenses	(108,252)	(5,302)	(13,760)
Net cash provided by (used in) operating activities	(247,864)	2,957,651	4,393,981

Cash Flows from Investing Activities
Capital expenditures	(3,275,201)	(1,709,039)	(2,274,830)
Net cash used in investing activities	(3,275,201)	(1,709,039)	(2,274,830)

Cash Flows from Financing Activities
Payments on long-term debt	(16,500,000)	(14,001,000)	(3,250,000)
Proceeds from long-term debt	19,212,200	14,000,000	2,500,000
Payments on finance lease liability	(105,932)	—	—
Member unit repurchases	(55,000)	(39,200)	(16,000)
Member distributions	—	—	(1,660,658)
Net cash provided by (used in) financing activities	2,551,268	(40,200)	(2,426,658)

Net Increase (decrease) in Cash and Cash Equivalents	(971,797)	1,208,412	(307,507)

Cash and cash equivalents – Beginning of Period	1,639,114	430,702	738,209

Cash and cash equivalents – End of Period	$667,317	$1,639,114	$430,702

Supplemental Cash Flow Information
Cash paid for interest expense	$568,205	$761,920	$568,345

Supplemental Disclosure of Noncash Financing and Investing Activities
Capital expenditures included in accounts payable	$56,370	$13,214	$67,990
Establishment of lease liability and right of use asset	$2,064,994	$—	$—

Notes to Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Notes to Financial Statements
October 31, 2020 and 2019
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Highwater Ethanol, LLC, (a Minnesota Limited Liability Company) operates an ethanol plant near Lamberton, Minnesota. The ethanol plant was constructed as a 50 million gallon per year nameplate ethanol plant. The plant currently operates in excess of its nameplate capacity due to the approval of air permit by the Minnesota Pollution Control Agency which allows for 70.2 million gallons of denatured ethanol per 12-month rolling average. The Company produces and sells, primarily through third-party professional marketers, fuel ethanol and co-products of the fuel ethanol production process in the continental United States.

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

Revenue Recognition

ASC Topic 606, Revenue from Contracts with Customers, further details the Company’s requirement to recognize revenue of transferred goods or services to customers in an amount which is expected to be received in exchange for those goods or services. Five steps are required as part of the guidance: 1. Identify the contract 2. Identify the performance obligations 3. Determine the transaction price 4. Allocate the transaction price to the performance obligation 5. Recognize revenue when each performance obligation is satisfied.
The Company generally sells ethanol and related products pursuant to marketing agreements. The Company’s products are shipped FOB shipping point. The Company recognizes revenue when control of goods is transferred, which is consistent with the Company's previous policy where revenues were recognized when the customer has control and has assumed the risks and rewards of ownership, prices are fixed or determinable and collectability is reasonably assured. For ethanol and distillers grains sales, control transfers when loaded into the rail car.
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

•ethanol sales
•modified distillers grains sales
•dried distillers grains sales
•corn oil sales

    Disaggregation of revenue:

All revenue recognized in the income statement is considered to be revenue from contracts with customers. The following table depicts the disaggregation of revenue according to product line for the fiscal years ended October 31, 2020, and 2019:

HIGHWATER ETHANOL, LLC
Notes to Financial Statements
October 31, 2020 and 2019

	Fiscal Year Ended October 31, 2020	Fiscal Year Ended October 31, 2019
Revenue Sources	Amount	Amount

Ethanol Sales	$75,161,967	$75,541,437
Modified Distillers Grains Sales	4,163,426	3,874,384
Dried Distillers Grains Sales	14,123,366	14,700,718
Corn Oil Sales	3,807,387	3,132,570
Total Revenues	$97,256,146	$97,249,109

    Contract assets and contract liabilities:

The Company had short term contract liabilities from contracts with customers of $0 at October 31, 2020 and $4,947 at October 31, 2019.

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

The Company entered into ethanol and corn commodity-based and natural gas derivatives in order to protect cash flows from fluctuations caused by volatility in prices. These derivatives are not designated as effective hedges for accounting purposes. For derivative instruments that are not accounted for as hedges, or for the ineffective portions of qualifying hedges, the change in

HIGHWATER ETHANOL, LLC
Notes to Financial Statements
October 31, 2020 and 2019
fair value is recorded through earnings in the period of change. Ethanol derivative changes in fair market value are included in revenue. Corn and natural gas derivative changes in fair market value are included in costs of goods sold.

Accounts Receivable

Credit terms are extended to customers in the normal course of business. The Company routinely monitors accounts receivable and customer balances are generally kept current at 30 days or less. The Company generally requires no collateral.

Accounts receivable are recorded at their estimated net realizable value. Accounts are considered past due if payment is not made on a timely basis in accordance with the Company’s credit terms. Accounts considered uncollectible are written off. The Company’s estimate of the allowance for doubtful accounts is based on historical experience, its evaluation of the current status of receivables, and unusual circumstances, if any. At October 31, 2020 and 2019, the Company has determined that amounts are collectible and an allowance was not considered necessary.

Inventories

Inventories consist of raw materials, spare parts and supplies, work in process and finished goods. Raw materials and spare parts and supplies are stated at the lower of cost (first-in, first-out method) or net realizable value. Work in process and finished goods are stated at the lower of average cost or net realizable value.

Property and Equipment

Property and equipment is stated at cost. Depreciation is provided over an estimated useful life by use of the straight line method. Maintenance and repairs are expensed as incurred; major improvements and betterments are capitalized.
Depreciation is computed using the straight-line method over the following estimated useful lives:

	Minimum Years	Maximum Years
Land improvements	15	20
Buildings	10	20
Office equipment	5	5
Plant and process equipment	7	20
Vehicles	7	7

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

In accordance with the Company’s policy for evaluating impairment of long-lived assets described above, when a triggering event occurs management evaluates the recoverability of the facilities based on projected future cash flows from operations over the facilities’ estimated useful lives. In determining the projected future undiscounted cash flows, the Company makes significant assumptions concerning the future viability of the ethanol industry, the future price of corn in relation to the future price of ethanol and the overall demand in relation to production and supply capacity. The Company identified a triggering event during the year ended October 31, 2020 and performed an impairment test. The Company's analysis concluded there was no impairment. The Company has not recorded any impairment as of October 31, 2020 and 2019.

HIGHWATER ETHANOL, LLC
Notes to Financial Statements
October 31, 2020 and 2019
Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts receivable, and accounts payable, and other working capital items approximate fair value at October 31, 2020 and 2019 due to the short maturity nature of these instruments (Level 2).
Derivative instruments are carried at fair value, based on dealer quotes and live trading levels (Note 5).

The Company believes the carrying amount of the long-term debt approximates fair value due to a significant portion of total indebtedness containing variable interest rates and this rate is a market interest rate for these borrowings (Level 2).

Investments

The Company has a 5.55% investment interest in an unlisted company, Renewable Fuels Marketing Group, LLC (RPMG), which markets the Company’s ethanol. The Company also has a 7% ownership interest in Lawrenceville Tank, LLC (LT), which owns and operates a trans load/tank facility near Atlanta, Georgia. These investments are flow-through entities and are being accounted for by the equity method of accounting under which the Company’s share of net income is recognized as income in the Company’s statements of operations and added to the investment account. Distributions or dividends received from the investments are treated as a reduction of the investment account. The Company consistently follows the practice of recognizing the net income based on a one month lag. Therefore, net income related to RPMG and LT is reported in the Company’s statements of operations for the years ended October 31, 2020, 2019 and 2018 based on their results of operations for the twelve month periods ended September 30, 2020, 2019 and 2018.

The Company has cost method of investments in cooperatives. The corresponding patronage income is recorded in Cost of Goods Sold.

Net Loss per Unit

Basic net loss per unit is computed by dividing net loss by the weighted average number of members’ units outstanding during the period. Diluted net loss per unit is computed by dividing net loss by the weighted average number of members’ units and members’ unit equivalents outstanding during the period. There were no member unit equivalents outstanding during the periods presented; accordingly, for all periods presented, the Company’s basic and diluted net loss per unit are the same.

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

HIGHWATER ETHANOL, LLC
Notes to Financial Statements
October 31, 2020 and 2019
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

Recently Issued or Adopted Accounting Pronouncements

Accounting for Leases (Adopted):

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This ASU requires lessees to recognize a lease liability and a right of use asset for all leases with a lease term greater than twelve months on its balance sheet. Leases are classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The Company adopted this guidance in the current year, effective November 1, 2019, using the modified retrospective approach. The Company has elected the practical expedient to not record a right of use asset or lease liability for leases with a term of 12 months or less. See Note 8 for further information.

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

The ethanol industry experienced adverse conditions throughout most of 2018 and 2019 as a result of industry-wide record low ethanol prices due to reduced demand and high industry inventory levels. These adverse conditions continued into 2020 and were compounded by the COVID-19 pandemic. As a result, the Company has experienced negative operating margins, lower cash flow from operations and net operating losses. In response, the Company reduced its ethanol production levels by up to 25%. As conditions improved in June 2020, the Company began increasing its ethanol production rate to approximately 64 million gallons annually. The Company continues to monitor COVID-19 developments and the effect on demand for its products in order to make adjustments to production levels as warranted.

3. INVENTORIES

Inventories consisted of the following at:

HIGHWATER ETHANOL, LLC
Notes to Financial Statements
October 31, 2020 and 2019

	October 31, 2020	October 31, 2019

Raw materials	$5,673,918	$2,801,255
Spare parts and supplies	3,543,395	3,384,360
Work in process	804,455	743,850
Finished goods	656,202	437,891
Total	$10,677,970	$7,367,356

The Company recorded a lower of cost or net realizable value write-down on inventory of approximately $0 and $21,000 for the fiscal years ended October 31, 2020 and 2019, respectively.

4. DERIVATIVE INSTRUMENTS

The Company enters into corn, ethanol and natural gas derivative instruments, which are required to be recorded as either assets or liabilities at fair value in the balance sheet. The Company uses these instruments to manage risks from changes in market rates and prices. Derivatives qualify for treatment as hedges when there is a high correlation between the change in fair value of the derivative instrument and the related change in value of the underlying hedged item. The Company may designate the hedging instruments based upon the exposure being hedged as a fair value hedge, a cash flow hedge or a hedge against foreign currency exposure. The derivative instruments outstanding are not designated as effective hedges for accounting purposes.

Commodity Contracts

Management expects all open positions outstanding as of October 31, 2020 to be realized within the next twelve months.

The following tables provide details regarding the Company's derivative instruments at October 31:

Instrument	Balance Sheet location
		2020	2019

Corn, natural gas and ethanol contracts
In gain position		$—	$124,069
In loss position		(889,750)	(775,887)
Deposits with broker		1,150,147	1,121,558
	Derivative instruments	$260,397	$469,740

These contracts and related deposits are subject to a master netting arrangements and, therefore, are presented on a net basis on the balance sheet.

The following tables provide details regarding the gains (losses) from the Company's derivative instruments in the statements of operations, none of which are designated as hedging instruments:

	Statement of	Year Ended October 31
	Operations location	2020	2019	2018
Ethanol contracts	Revenues	(622,585)	(240,284)	(81,032)
Corn contracts	Cost of goods sold	(845,013)	(835,456)	(149,323)
Natural gas contracts	Cost of goods sold	11,240	21,833	38,137

HIGHWATER ETHANOL, LLC
Notes to Financial Statements
October 31, 2020 and 2019
5. FAIR VALUE MEASUREMENTS

Various inputs are considered when determining the value of financial instruments. The inputs or methodologies used for valuing financial instruments are not necessarily an indication of the risk associated with investing in these instruments. These inputs are summarized in the three broad levels listed below:

•Level 1 inputs are quoted prices in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

•Level 2 inputs include the following:
◦Quoted prices in active markets for similar assets or liabilities.
◦Quoted prices in markets that are not active for identical or similar assets or liabilities.
◦Inputs other than quoted prices that are observable for the asset or liability.
◦Inputs that are derived primarily from or corroborated by observable market data by correlation or other means.

•Level 3 inputs are unobservable inputs for the asset or liability.

The following table provides information on those assets (liabilities) measured at fair value on a recurring basis.

	Fair Value as of	Fair Value Measurement Using
	October 31, 2020	Level 1	Level 2	Level 3
Derivative instrument - commodities
In loss position	$(889,750)	$(71,037)	$(818,713)	$—

	Fair Value as of	Fair Value Measurement Using
	October 31, 2019	Level 1	Level 2	Level 3
Derivative instrument - commodities
In gain position	$124,069	$4,538	$119,531	$—
In loss position	$(775,887)	$(4,375)	$(771,512)	$—

The Company determines the fair value of the commodities contracts by obtaining the fair value measurements from an independent pricing service based on dealer quotes and live trading levels from the Chicago Board of Trade.

6. INVESTMENT IN RPMG

The financial statements of RPMG are summarized as of and for the years ended September 30 as follows:

	September 30, 2020	September 30, 2019

Current assets	$171,906,142	$181,920,147
Other assets	715,967	876,852
Current liabilities	143,817,704	152,492,824
Long-term liabilities	—	14,000
Members' equity	28,869,485	30,290,175
Revenue	3,083,913,298	3,244,543,605
Net income	579,310	1,677,577

HIGHWATER ETHANOL, LLC
Notes to Financial Statements
October 31, 2020 and 2019
7. DEBT FINANCING

Long-term debt consists of the following at:

	October 31, 2020	October 31, 2019
Variable Rate Term Loan (Compeer)	$—	$3,500,000

Term Revolving Loan (Compeer)	5,999,000	6,499,000

2020 Term Loan (Compeer)	6,000,000	$—

PPP Loan	712,200	—

Total	12,711,200	9,999,000

Less debt issuance costs	(31,104)	(25,137)

Less amounts due within one year	(2,835,045)	(2,729,739)

Net long-term debt	$9,845,051	$7,244,124

Bank Financing
On January 22, 2016, the Company entered into a Second Amended and Restated Credit Agreement with Compeer, as administrative agent for several financial institutions which amended the Amended and Restated Credit Agreement dated September 22, 2014. The Second Amended and Restated Credit Agreement decreased the Term Loan to $15,000,000, increased the Term Revolving Loan to $15,000,000 and eliminated the Revolving Line of Credit. Effective April 20, 2018, the Company executed a First Amendment to Second Amended and Restated Credit Agreement with Compeer which increased the availability under the Term Revolving Loan to $20,000,000. In September 2020, the Company executed a Second and Third Amendment to Second Amended and Restated Credit Agreement which provided for a $6,000,000 term loan (the "2020 Term Loan") to be used to fund certain improvements to the ethanol production facility. The 2020 Term Loan is subject to a variable interest rate based on the Wall Street Journal's Prime Rate plus 45 basis points. Beginning on January 1, 2021, monthly principal payments are due on the 2020 Term Loan of $250,000 plus accrued interest. Payments of all amounts outstanding are due on September 14, 2022. The Company paid $30,000 in commitment and amendment fees in connection with the amendment. On November 25, 2020, Compeer waived the Company's violation at October 31, 2020 of the minimum debt service coverage ratio set forth in the Second Amended and Restated Credit Agreement.

Variable Rate Term Loan

The Variable Rate Term Loan was for $15,000,000 with a variable interest rate based on the greater of the 30-day LIBOR rate plus 325 basis points with no minimum interest rate. The applicable interest rate at October 31, 2020 was 3.40%. Monthly principal payments were due on the Variable Rate Term Loan of approximately $250,000 plus accrued interest and payments of all amounts outstanding was due on January 22, 2021. At October 31, 2020, the balance on this note was $0 as the Company paid off the loan in the current year.

Term Revolving Loan

The Term Revolving Loan was for up to $20,000,000 with a variable interest rate that is based on the 30-day LIBOR rate plus 325 basis points with no minimum interest rate. The applicable interest rate at October 31, 2020 was 3.40%. The Term Revolving Loan may be advanced, repaid and re-borrowed during the term. Monthly interest payments are due on the Term Revolving Loan. Payment of all amounts outstanding is due on January 22, 2023. The outstanding balance was $5,999,000 at October 31, 2020. The Company pays interest at a rate of 1.50% on amounts outstanding for letters of credit which also reduce the amount available under the Term Revolving Loan. The Company had no letters of credit outstanding at October 31, 2020. The Company is also required to pay unused commitment fees for the Term Revolving Loan as defined in the Second Amended and Restated Credit Agreement.

HIGHWATER ETHANOL, LLC
Notes to Financial Statements
October 31, 2020 and 2019
2020 Term Loan

The 2020 Term Loan is for up to $6,000,000 with a variable interest rate based on the Wall Street Journal's Prime Rate plus 45 basis points with no minimum interest rate. The applicable interest rate at October 31, 2020 was 3.70%. Beginning on January 1, 2021, monthly principal payments are due on the 2020 Term Loan of approximately $250,000 plus accrued interest with payments of all amounts outstanding due on September 14, 2022. The outstanding balance on this note was $6,000,000 at October 31, 2020.

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

The Company is limited to annual capital expenditures of $5,000,000 without prior approval, incurring additional debt over certain amounts without prior approval, and making additional investments as described in the Second Amended and Restated Credit Agreement without prior approval. The Company is allowed to make distributions to members as frequently as monthly in an amount equal to 75% of net income if working capital is greater than or equal to $8,250,000, or 100% of net income if working capital is greater than or equal to $11,000,000, or an unlimited amount if working capital is greater than or equal to $11,000,000 and the outstanding balance on the Term Loan is $0. As of October 31, 2020, the Company violated the debt service coverage ratio requirement of 1.25:1.00. Subsequent to the fiscal year end, on November 25, 2020, Compeer waived the Company's violation, at October 31, 2020, of the minimum debt services coverage ratio requirement of 1.25:1.00. The Company believes that it will be in compliance with its financial covenants for at least the next 12 months.

PPP Loan

In March 2020, Congress passed a stimulus bill called the CARES Act to provide economic relief related to the COVID-19 pandemic. One of the programs established by the Act is the Paycheck Protection Program ("PPP"), authorizing loans to small business for use in paying employees that continue to work throughout the COVID-19 pandemic and for qualifying rent, utilities and interest on mortgages. Loans obtained through the PPP are administered by the Small Business Administration and eligible to be forgiven as long as the Company met the requirements and the proceeds are used for qualifying purposes and other conditions are met. On April 14, 2020, the Company was awarded a PPP loan in the amount of $712,200. To the extent it is not forgiven, the Company would be required to repay that portion at an interest rate of 1% over twelve months beginning on May 1, 2021.

HIGHWATER ETHANOL, LLC
Notes to Financial Statements
October 31, 2020 and 2019
The estimated maturities of the long-term debt at October 31, 2020 are as follows:

Fiscal Year	Principal	Debt Issuance Costs	Total
2021	2,856,100	(21,055)	2,835,045
2022	3,856,100	(10,049)	3,846,051
2023	5,999,000	—	5,999,000

Long-term debt	$12,711,200	$(31,104)	$12,680,096

8. LEASES

Adoption of ASC 842

As discussed in Note 1, on November 1, 2019, the Company adopted the provisions of ASC 842 using the modified retrospective approach and elected the option to apply the transition provisions at adoption date instead of the earliest period presented in the financial statements. Due to this election, the Company is not required to retrospectively apply the standard to previous periods presented. This adoption resulted in the Company recognizing initial right of use assets and lease liabilities of approximately $2,065,000. The total right of use assets and lease liabilities consist of operating leases and finance leases, respectively. The adoption did not have a significant impact on the Company’s statement of operations.

The Company leases rail cars for its facility to transport dried distillers grains to its end customers. We classified these identified assets as operating leases after assessing the terms of the leases under lease classification guidance.

The Company has a contract for use of a natural gas pipeline which transports natural gas from the Northern Natural Gas pipeline to the Company’s facility. This natural gas line has no alternate use and is specifically for the benefit of the Company. The contract has minimum volume requirements as well as a fixed monthly fee. This contract meets the definition of a lease and is classified as a finance lease. Right of use assets and lease liabilities are recognized based on the present value of lease payments over the lease term.

The discount rate used in determining the lease liability for each individual lease is the Company's estimated incremental borrowing rate. An incremental borrowing rate of 5.5% was utilized for each of the Company's leases.

The Company determines if an arrangement is a lease or contains a lease at inception. The Company’s operating and finance leases have remaining lease terms of approximately 4 years and 9 years, respectively. These leases include options to extend the lease. When it is reasonably certain the Company will exercise those options, the Company will update the remaining terms of the leases. The Company does not have lease arrangements with residual value guarantees, sale leaseback terms or material restrictive covenants.

The following tables summarizes the remaining maturities of the Company's operating and financing lease liabilities as of October 31, 2020:

For the Period Ending October 31,	Operating Leases	Finance Leases
2021	$168,480	$178,800
2022	168,480	178,800
2023	168,480	178,800
2024	112,320	178,800
2025	—	178,800
Thereafter	—	715,200
Totals	617,760	1,609,200
Amount representing interest	(59,460)	(342,193)
Lease liability	$558,300	$1,267,007

HIGHWATER ETHANOL, LLC
Notes to Financial Statements
October 31, 2020 and 2019

Lease Cost	October 31, 2020

Operating lease cost	$168,480
Short term lease cost	125,658
Finance lease cost
Amortization of leased assets	137,292
Interest on lease liabilities	72,868

Net lease cost	$504,298

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

Unit Repurchases

During the second quarter of our fiscal year ended October 31, 2020, the Company repurchased 2 of its membership units at a price of $6,500 per unit for a total purchase price of $13,000. During the third quarter of our fiscal year ended October 31, 2020, the Company repurchased 7 of its membership units at a price of $6,000 per unit for a total purchase price of $42,000. During the second quarter of our fiscal year ended October 31, 2019, the Company repurchased 4 of its membership units at a price of $8,000 per unit for a total purchase price of $32,000. During the fourth quarter of our fiscal year ended October 31, 2019, the Company repurchased 1 of its membership units at a price of $7,200 per unit for a total purchase price of $7,200.

10. COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS

Marketing Agreements

The Company has an ethanol marketing agreement with a marketer (RPMG) to purchase, market, and distribute the ethanol produced by the Company. The Company also entered into a member control agreement with the marketer whereby the Company made capital contributions and became a minority owner of the marketer. The member control agreement became effective on February 1, 2011 and provides the Company a membership interest with voting rights. The marketing agreement will terminate if the Company ceases to be a member. The Company will assume certain of the member’s rail car leases if the agreement is terminated. The Company can sell its ethanol either through an index arrangement or at an agreed upon fixed price. The marketing agreement is perpetual until terminated according to the agreement.  The Company may be obligated to continue to market its ethanol through the marketer for a period of time. The amended agreement requires minimum capital amounts invested as required under the agreement. Revenue recognized under this agreement for the years ended October 31, 2020, 2019 and 2018 was $69,682,187, $75,781,721 and $72,745,341 respectively. Accounts receivable under the agreement as of October 31, 2020 and 2019 were $2,677,213 and $2,217,594 respectively.

The Company has a distillers grains marketing agreement with a marketer to market all the dried distillers grains produced at the plant. Under the agreement the marketer charges a maximum of $2.00 per ton and a minimum of $1.50 per ton price using 2% of the FOB plant price actually received by them for all dried distillers grains removed. The agreement will remain in effect unless otherwise terminated by either party with 120 days notice. Under the agreement, the marketer is responsible for all transportation arrangements for the distribution of the dried distillers grains. The Company markets and sells its modified distillers grains. Revenue recognized under this agreement for the years ended October 31, 2020, 2019 and 2018 was $14,123,366, $14,700,718 and $15,566,191 respectively. Accounts receivable under the agreement as of October 31, 2020 and 2019 were $474,991 and $182,567 respectively.

The Company has a crude corn oil marketing agreement with a marketer (RPMG) to market all corn oil to be produced at the plant for an initial term. Under the agreement, the Company must provide estimates of production and inventory of corn oil.
The marketer may execute sales contracts with buyers for future delivery of corn oil. The Company receives a percentage of the F.O.B. sale price less a marketing fee, actual freight and transportation costs and certain taxes and other charges related to the purchase, delivery or sale. The Company is required to provide corn oil meeting certain specifications as provided in the agreement and the agreement provides for a process for rejection of nonconforming corn oil. The agreement automatically renews for successive terms unless terminated in accordance with the agreement. Revenue recognized under this agreement for the years ended October 31, 2020 and 2019 was $3,836,751 and $3,036,179 respectively. Accounts receivable under the agreement as of October 31, 2020 and 2019 were $112,028 and $119,615 respectively. Prior to November 19, 2018, the Company used a different third party marketer.

Construction Agreement

The Company entered into an agreement with a contractor for the installation of a system to produce 20MGY Hydrous USP Grade Ethanol which is used in the sanitizer market. The agreement provides for a fixed price which includes design, engineering and construction management. Monthly applications for payment are issued based on progress and final payment is due upon final completion of the work. The agreement provides that the Company may suspend work for a period of not more than 60 days, subject to a potential adjustment in price and contract time, and may terminate for cause after notice and opportunity to cure. The contractor may stop work or terminate the agreement if work is suspended for more than 60 days or for payment default after notice and opportunity to cure. The remaining project commitment at October 31, 2020 is approximately $3,200,000.

Regulatory Agencies

The Company is subject to oversight from regulatory agencies regarding environmental concerns which arise in the ordinary course of its business.

Forward Contracts

In the ordinary course of business, we enter into forward contracts for our commodity purchases and sales. Forward contracts are as follows at October 31, 2020:

	Quantity	Average Price	Delivery Date

Purchase of corn (in bushels):
Basis Contracts	881,000		By 12/31/21
Priced Contracts	1,399,000	$3.76	By 10/31/21
Total	2,280,000

Purchase of natural gas (in dekatherms):
Priced contracts	2,702,000	$2.48	By 3/31/23
Total	2,702,000

Purchase of denaturant (in gallons):
Priced contracts	736,000	$1.14	By 6/30/21
Total	736,000

Sales of dry distillers grains (in tons):
Priced contracts	11,000	$146.82	By 12/31/20
Total	11,000

Sales of modified distillers grains (in tons)
Priced contracts	11,000	$71.18	By 6/31/21
Total	11,000

Sales of corn oil (in pounds)
Priced contracts	2,112,000	$0.29	By 12/31/20
Total	2,112,000

HIGHWATER ETHANOL, LLC
Notes to Financial Statements
October 31, 2020 and 2019
11. QUARTERLY FINANCIAL DATA (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year Ended October 31, 2020
Revenues	$27,184,024	$20,257,229	$24,238,999	$25,575,894
Gross Profit (Loss)	(1,475,324)	(2,817,586)	1,275,198	460,001
Operating profit (loss)	(2,495,845)	(3,883,393)	497,484	(228,285)
Net income (loss)	(2,616,683)	(3,951,590)	366,274	(164,167)
Basic and diluted earnings (loss) per unit	(544.35)	(822.22)	76.29	(34.22)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year Ended October 31, 2019
Revenues	$22,688,410	$22,939,711	$25,605,525	$26,015,463
Gross loss	(1,798,887)	(1,616,624)	(175,483)	(919,628)
Operating loss	(2,560,218)	(2,428,181)	(1,078,065)	(1,644,443)
Net loss	(2,719,712)	(2,579,501)	(1,248,542)	(1,726,481)
Basic and diluted loss per unit	(565.19)	(536.28)	(259.68)	(359.08)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year Ended October 31, 2018
Revenues	$22,980,047	$24,262,577	$25,888,608	$21,812,514
Gross profit (loss)	(51,696)	2,283,325	(1,527,385)	(3,483,567)
Operating income (loss)	(794,645)	1,492,581	(2,186,352)	(4,182,000)
Net income (loss)	(953,195)	1,335,482	(2,330,905)	(4,210,806)
Basic and diluted earnings (loss) per unit	(198.02)	277.42	(484.19)	(874.69)

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

Our management, including our Chief Executive Officer (the principal executive officer), Brian Kletscher, along with our Chief Financial Officer (the principal financial officer), Lucas Schneider, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of October 31, 2020.  Based on this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management's Annual Report on Internal Control Over Financial Reporting

    Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 (“COSO”). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of October 31, 2020.

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
Changes in Internal Control over Financial Reporting

    There were no changes in our internal control over financial reporting during the fourth quarter of our 2020 fiscal year, which were identified in connection with management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

    None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

    The information required by this Item is incorporated by reference from the definitive proxy statement for our 2021 annual meeting of members to be filed with the Securities Exchange Commission within 120 days after the end of our 2020 fiscal year. This proxy statement is referred to in this report as the 2021 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

    The information required by this Item is incorporated by reference from the 2021 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED MEMBER MATTERS

    The information required by this Item is incorporated by reference from the 2021 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

    The information required by this Item is incorporated by reference from the 2021 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

    The information required by this Item is incorporated by reference from the 2021 Proxy Statement.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

    Exhibits Filed as Part of this Report and Exhibits Incorporated by Reference.

The following exhibits and financial statements are filed as part of, or are incorporated by reference into, this report:

(1)Financial Statements

The financial statements appear beginning at page 36 of this report.

(2)Financial Statement Schedules

All supplemental schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

(3)Exhibits

Exhibit No.	Exhibit	Filed Herewith	Incorporated by Reference
3.1	Articles of Organization of the registrant.		Exhibit 3.1 to the registrant's registration statement on Form SB-2 (Commission File 333-137482).
3.2	Second Amended and Restated Member Control Agreement of the registrant.		Exhibit 3.2 to the registrant's registration Form 10-Q filed with the Commission on March 22, 2011.

4.1	Form of Membership Unit Certificate.	Exhibit 4.2 to the registrant's registration statement on Form SB-2 (Commission File 333-137482).
4.2	Description of Membership Units contained within Registrant's Registration Statement on Form SB-2 (Commission File 333-137482) filed on March 26, 2007	Registrant's registration statement on Form SB-2/A (Commission File 333-137482) filed on March 26, 2007
10.1	Grain Procurement Agreement and Amendment with Meadowland Farmers Co-op.	Exhibit 10.6 to the registrant's registration statement on Form SB-2 (Commission File 33-137482).
10.2	Energy Management Agreement dated June 8, 2006 between Highwater Ethanol, LLC and U.S. Energy Services, Inc.	Exhibit 10.9 to the registrant's registration statement on Form SB-2 (Commission File 33-137482).
10.3	Redwood Electric Service Agreement dated June 28, 2007.	Exhibit 99.1 to the registrant's Form 8-K filed with the Commission on July 3, 2007.
10.4	Distillers Grains Marketing Agreement with CHS, Inc. dated October 11, 2007.	Exhibit 10.4 to the registrant's Form 10-KSB filed with the Commission on January 29, 2008.
10.5	Centerpoint Natural Gas Agreement dated June 26, 2008.	Exhibit 10.26 to the registrant's Form 10-QSB filed with the Commission on September 15, 2008.
10.6	Trinity Industries Leasing Company Railroad Car Lease Agreement dated July 1, 2009.	Exhibit 10.2 to the registrant's Form 10-Q filed with the Commission on June 15, 2009.
10.7	RPMG Ethanol Fuel Marketing Agreement dated February 1, 2011.+	Exhibit 10.50 to the registrant's Form 10-K filed with the Commission on February 3, 2011.
10.8	Amended and Restated Ethanol Marketing Agreement between RPMG, Inc. and Highwater Ethanol, LLC dated August 27, 2012. +	Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on September 14, 2012.
10.9	2014 Bonus Plan for CEO and CFO	Exhibit 10.85 to the registrant's Form 10-K filed with the Commission on January 16, 2014
10.10	Employment Agreement between Highwater Ethanol, LLC and Brian Kletscher dated February 26, 2014.	Exhibit 99.1 to the registrant's Form 8-K filed with the Commission on February 28, 2014
10.11	Employment Agreement between Highwater Ethanol, LLC and Lucas Schneider dated February 26, 2014.	Exhibit 99.2 to the registrant's Form 8-K filed with the Commission on February 28, 2014
10.12	Amendment No. 1 to Distiller's Grain Marketing Agreement between Highwater Ethanol, LLC and CHS, Inc. dated February 13, 2014.	Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on March 5, 2014
10.13	Credit Agreement between Highwater Ethanol, LLC and AgStar Financial Services, PCA dated February 27, 2014.	Exhibit 10.2 to the registrant's Form 10-Q filed with the Commission on March 5, 2014
10.14	Revolving Line of Credit Note between Highwater Ethanol, LLC and AgStar Financial Services, PCA dated February 27, 2014.	Exhibit 10.3 to the registrant's Form 10-Q filed with the Commission on March 5, 2014
10.15	Revolving Line of Credit Note between Highwater Ethanol, LLC and United Farm Credit Services, PCA dated February 27, 2014.	Exhibit 10.4 to the registrant's Form 10-Q filed with the Commission on March 5, 2014
10.16	Revolving Line of Credit Note between Highwater Ethanol, LLC and Badgerland Financial, ACA dated February 27, 2014.	Exhibit 10.5 to the registrant's Form 10-Q filed with the Commission on March 5, 2014

10.17	Term Note between Highwater Ethanol, LLC and AgStar Financial Services, PCA dated February 27, 2014.	Exhibit 10.6 to the registrant's Form 10-Q filed with the Commission on March 5, 2014
10.18	Term Note between Highwater Ethanol, LLC and United Farm Credit Services, PCA dated February 27, 2014.	Exhibit 10.7 to the registrant's Form 10-Q filed with the Commission on March 5, 2014
10.19	Term Note between Highwater Ethanol, LLC and Badgerland Financial, ACA dated February 27, 2014.	Exhibit 10.8 to the registrant's Form 10-Q filed with the Commission on March 5, 2014
10.20	Term Revolving Note between Highwater Ethanol, LLC and AgStar Financial Services, PCA dated February 27, 2014.	Exhibit 10.9 to the registrant's Form 10-Q filed with the Commission on March 5, 2014
10.21	Term Revolving Note between Highwater Ethanol, LLC and United Farm Credit Services, PCA dated February 27, 2014.	Exhibit 10.10 to the registrant's Form 10-Q filed with the Commission on March 5, 2014
10.22	Term Revolving Note between Highwater Ethanol, LLC and Badgerland Financial, ACA dated February 27, 2014.	Exhibit 10.11 to the registrant's Form 10-Q filed with the Commission on March 5, 2014
10.23	Security Agreement between Highwater Ethanol, LLC and AgStar Financial Services, PCA dated February 27, 2014.	Exhibit 10.12 to the registrant's Form 10-Q filed with the Commission on March 5, 2014
10.24	Mortgage, Security Agreement, Assignment and Leases and Rents and Fixture Financing Statement between Highwater Ethanol, LLC and AgStar Financial Services, PCA dated February 27, 2014.	Exhibit 10.13 to the registrant's Form 10-Q filed with the Commission on March 5, 2014
10.25	Irrevocable Standby Letter of Credit No. 101 between Highwater Ethanol, LLC and AgStar Financial Services, PCA dated February 27, 2014.	Exhibit 10.14 to the registrant's Form 10-Q filed with the Commission on March 5, 2014
10.26	Easement for Construction and Process Demonstration Agreement between Butamax Advanced Biofuels LLC and Highwater Ethanol, LLC dated September 26, 2013.+	Exhibit 10.79 to the registrant's Form 10-K/A filed with the Commission on May 22, 2014
10.27	Equipment Lease Agreement between Butamax Advanced Biofuels LLC and Highwater Ethanol, LLC dated September 26, 2013.+	Exhibit 10.80 to the registrant's Form 10-K/A filed with the Commission on May 22, 2014
10.28	Technology Demonstration Risk Reduction Agreement between Butamax Advanced Biofuels LLC and Highwater Ethanol, LLC dated September 26, 2013.+	Exhibit 10.81 to the registrant's Form 10-K/A filed with the Commission on May 22, 2014
10.29	Security Agreement between Butamax Advanced Biofuels LLC and Highwater Ethanol, LLC dated September 26, 2013.+	Exhibit 10.82 to the registrant's Form 10-K/A filed with the Commission on May 22, 2014
10.30	Technology License Agreement between Butamax Advanced Biofuels LLC and Highwater Ethanol, LLC dated September 26, 2013.+	Exhibit 10.83 to the registrant's Form 10-K/A filed with the Commission on May 22, 2014
10.31	Distillers Crude Corn Oil Marketing Agreement between CHS Inc. and Highwater Ethanol, LLC dated November 4, 2013.+	Exhibit 10.84 to the registrant's Form 10-K/A filed with the Commission on May 22, 2014
10.32	Amended and Restated Credit Agreement dated September 22, 2014	Exhibit 10.102 to the registrant's Form 10-K filed with the Commission on January 28, 2015
10.33	Amended and Restated Revolving Line of Credit AgStar dated September 22, 2014	Exhibit 10.103 to the registrant's Form 10-K filed with the Commission on January 28, 2015

10.34	Amended and Restated Revolving Line of Credit Badgerland dated September 22, 2014	Exhibit 10.104 to the registrant's Form 10-K filed with the Commission on January 28, 2015
10.35	Amended and Restated Revolving Line of Credit United FCS dated September 22, 2014	Exhibit 10.105 to the registrant's Form 10-K filed with the Commission on January 28, 2015
10.36	Amended and Restated Term Note Badgerland dated September 22, 2014	Exhibit 10.106 to the registrant's Form 10-K filed with the Commission on January 28, 2015
10.37	Amended and Restated Term Note United FCS dated September 22, 2014	Exhibit 10.107 to the registrant's Form 10-K filed with the Commission on January 28, 2015
10.38	Amended and Restated Term Note AgStar dated September 22, 2014	Exhibit 10.108 to the registrant's Form 10-K filed with the Commission on January 28, 2015
10.39	Amended and Restated Term Revolving Note AgStar dated September 22, 2014	Exhibit 10.109 to the registrant's Form 10-K filed with the Commission on January 28, 2015
10.40	Amended and Restated Term Revolving Note Badgerland dated September 22, 2014	Exhibit 10.110 to the registrant's Form 10-K filed with the Commission on January 28, 2015
10.41	Amended and Restated Term Revolving Note United FCS dated September 22, 2014	Exhibit 10.111 to the registrant's Form 10-K filed with the Commission on January 28, 2015
10.42	Amended and Restated Mortgage dated September 22, 2014	Exhibit 10.112 to the registrant's Form 10-K filed with the Commission on January 28, 2015
10.43	First Amendment to Amended and Restated Credit Agreement.	Exhibit 99.1 to the registrant's Form 8-K filed with the Commission on February 27, 2015
10.44	Rice Lake Construction Agreement dated April 24, 2015.	Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on June 11, 2015
10.45	Grain Origination Agreement with CHS, Inc. dated October 15, 2015. +	Exhibit 10.45 to the registrant's Form 10-K filed with the Commission on January 28, 2016
10.46	2015 Executive Bonus Plan	Exhibit 10.46 to the registrant's Form 10-K filed with the Commission on January 28, 2016
10.47	2016 Executive Bonus Plan	Exhibit 10.47 to the registrant's Form 10-K filed with the Commission on January 28, 2016
10.48	Second Amended and Restated Credit Agreement with AgStar dated January 22, 2016	Exhibit 10.48 to the registrant's Form 10-K filed with the Commission on January 28, 2016
10.49	Amended and Restated Security Agreement with AgStar dated January 22, 2016	Exhibit 10.49 to the registrant's Form 10-K filed with the Commission on January 28, 2016
10.50	Second Amended and Restated Term Revolving Note with Agstar dated January 22, 2016	Exhibit 10.50 to the registrant's Form 10-K filed with the Commission on January 28, 2016
10.51	Second Amended and Restated Term Revolving Note with United FCS dated January 22, 2016	Exhibit 10.51 to the registrant's Form 10-K filed with the Commission on January 28, 2016
10.52	Second Amended and Restated Mortgage with AgStar dated January 22, 2016	Exhibit 10.52 to the registrant's Form 10-K filed with the Commission on January 28, 2016
10.53	Second Amended and Restated Term Note with United FCS dated January 22, 2016	Exhibit 10.53 to the registrant's Form 10-K filed with the Commission on January 28, 2016
10.54	Second Amended and Restated Term Note with AgStar dated January 22, 2016	Exhibit 10.54 to the registrant's Form 10-K filed with the Commission on January 28, 2016

10.55	2017 Executive Bonus Plan		Exhibit 10.55 to the registrant's Form 10-K filed with the Commission on January 25, 2017
10.56	Agreement for Electric Service with Redwood Electric Cooperative, Inc.		Exhibit 99.1 to the registrant's Form 8-K filed with the Commission on October 2, 2017
10.57	2018 Executive Bonus Plan		Exhibit 10.57 to the registrant's Form 10-K filed with the Commission on January 24, 2018
10.58	First Amendment to Second Amended and Restated Credit Agreement		Exhibit 99.1 to the registrant's Form 8-K filed with the Commission on April 27, 2018
10.59	Third Amended and Restated Term Revolving Note		Exhibit 99.2 to the registrant's Form 8-K filed with the Commission on April 27, 2018
10.60	Third Amended and Restated Mortgage		Exhibit 99.3 to the registrant's Form 8-K filed with the Commission on April 27, 2018
10.61	Third Amended and Restated Operating Agreement		Exhibit 3.1 to the registrant's Form 10-Q filed with the Commission on June 7, 2018
10.62	Northern Natural Gas Company Amendment to TFX Throughput Service Agreement		Exhibit 99.1 to the registrant's Form 8-K filed with the Commission on August 1, 2018
10.63	Member Corn Oil Marketing Agreement with RPMG, Inc. dated July 17, 2018+		Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on September 11, 2018
10.64	Natural Gas Service Agreement with CenterPoint Energy Resources Corp., d.b.a. CenterPoint Energy Minnesota Gas dated August 10, 2018+		Exhibit 10.2 to the registrant's Form 10-Q filed with the Commission on September 11, 2018
10.65	2019 Executive Bonus Plan		Exhibit 10.65 to the registrant's Form 10-K filed with the Commission on January 23, 2019
10.66	2020 Executive Bonus Plan		Exhibit 10.66 to the registrant's Form 10-K filed with the Commission on January 23, 2020
10.67	Construction Agreement with Nelson Baker Biotech dated August 13, 2020+		Exhibit 99.1 to the registrant's Form 8-K filed with the Commission on September 1, 2020
10.68	Second Amendment to Second Amended and Restated Credit Agreement dated September 14, 2020		Exhibit 99.1 to the registrant's Form 8-K filed with the Commission on September 24, 2020
10.69	Fourth Amended and Restated Mortgage, Security Agreement, Assignment of Leases and Rents, and Fixture Financing Statement dated September 14, 2020		Exhibit 99.2 to the registrant's Form 8-K filed with the Commission on September 24, 2020
10.70	Term Note with Compeer Financial, PCA dated September 14, 2020		Exhibit 99.3 to the registrant's Form 8-K filed with the Commission on September 24, 2020
10.71	Term Note with AgCountry Farm Credit Services, PCA dated September 14, 2020		Exhibit 99.4 to the registrant's Form 8-K filed with the Commission on September 24, 2020
10.72	Third Amendment to Second Amended and Restated Credit Agreement dated September 30, 2020		Exhibit 99.1 to the registrant's Form 8-K filed with the Commission on October 1, 2020
10.73	High Purity Alcohol Member Marketing Agreement with RPMG, Inc. effective January 1, 2021 +		Exhibit 99.1 to the registrant's Form 8-K filed with the Commission on December 29, 2020
10.74	Termination and Asset Purchase Agreement with Butamax dated December 3, 2020 +	X

10.75	2021 Executive Bonus Plan	X
14.1	Code of Ethics of Highwater Ethanol, LLC adopted on June 26, 2008.		Exhibit 14.1 to the registrant's Form 10-K filed with the Commission on January 29, 2013.
31.1	Certificate Pursuant to 17 CFR 240.13a-14(a)	X
31.2	Certificate Pursuant to 17 CFR 240.13a-14(a)	X
32.1	Certificate Pursuant to 18 U.S.C. Section 1350	X
32.2	Certificate Pursuant to 18 U.S.C. Section 1350	X
101	The following financial information from Highwater Ethanol, LLC's Annual Report on Form 10-K for the fiscal year ended October 31, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets as of October 31, 2020 and October 31, 2019, (ii) Statements of Operations for the fiscal years ended October 31, 2020, 2019 and 2018, (iii) Statements of Changes in Members' Equity; (iv) Statements of Cash Flows for the fiscal years ended October 31, 2020, 2019 and 2018, and (v) the Notes to Financial Statements.**
(+)     Confidential information redacted
(X)    Filed herewith
**     Furnished herewith

ITEM 16. FORM 10-K SUMMARY

    None.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HIGHWATER ETHANOL, LLC

Date:	January 21, 2021	/s/ Brian Kletscher
Brian Kletscher
Chief Executive Officer
(Principal Executive Officer)

Date:	January 21, 2021	/s/ Lucas Schneider
Lucas Schneider
Chief Financial Officer
(Principal Financial and Accounting Officer)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

.

Date:	January 21, 2021	/s/ David Moldan
David Moldan, Chairman and Governor

Date:	January 21, 2021	/s/ Ronald Jorgenson
Ronald Jorgenson, Vice Chairman and Governor

Date:	January 21, 2021	/s/ David Eis
David Eis, Secretary and Governor

Date:	January 21, 2021	/s/ Mark Pankonin
Mark Pankonin, Treasurer and Governor

Date:	January 21, 2021	/s/ Russell Derickson
Russell Derickson, Governor

Date:	January 21, 2021	/s/ George Goblish
George Goblish, Governor

Date:	January 21, 2021	/s/ Luke Spalj
Luke Spalj, Governor

Date:	January 21, 2021	/s/ Michael Landuyt
Michael Landuyt, Governor