Form 10-Q
period 2021-01-31
HIGHWATER ETHANOL LLC
filed 2021-03-10
CIK 1371451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

	For the quarterly period ended	January 31, 2021

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

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
☐ Yes     ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  As of March 10, 2021 there were 4,789 membership units outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HIGHWATER ETHANOL, LLC
Condensed Balance Sheets

ASSETS	January 31, 2021	October 31, 2020
	(Unaudited)
Current Assets
Cash and cash equivalents	$2,578,720	$667,317
Derivative instruments	194,701	260,397
Accounts receivable	2,069,637	3,797,905
Inventories	13,057,960	10,677,970
Prepaids and other	390,495	301,747
Total current assets	18,291,513	15,705,336

Property and Equipment
Land and land improvements	12,836,332	12,836,332
Buildings	38,818,532	38,818,532
Office equipment	1,164,313	1,164,313
Plant and process equipment	79,324,311	79,087,375
Vehicles	123,779	123,779
Construction in progress	4,072,985	2,547,117
	136,340,252	134,577,448
Less accumulated depreciation	(84,159,996)	(81,868,902)
Net property and equipment	52,180,256	52,708,546

Other Assets
Investments	3,301,458	3,113,078
Right of use asset - operating leases	523,699	558,300
Right of use asset - finance leases	1,201,322	1,235,645
Other	1,583,332	—
Deposits	293,639	409,283
Total other assets	6,903,450	5,316,306

Total Assets	$77,375,219	$73,730,188

LIABILITIES AND MEMBERS' EQUITY	January 31, 2021	October 31, 2020
	(Unaudited)
Current Liabilities
Accounts payable	$6,017,346	$8,613,714
Accrued expenses	925,861	1,047,786
Current maturities of long-term debt	2,732,103	2,835,045
Current portion of operating lease liability	143,252	141,300
Current portion of finance lease liability	113,453	111,908
Total Current Liabilities	9,932,015	12,749,753

Long-Term Liabilities
Long Term Debt	16,242,684	9,845,051
Operating lease liability	380,447	417,000
Finance lease liability	1,126,150	1,155,099
Total Long-Term Liabilities	17,749,281	11,417,150

Commitments and Contingencies

Members' Equity
Members' equity, 4,792 and 4,798 units outstanding	49,693,923	49,563,285

Total Liabilities and Members’ Equity	$77,375,219	$73,730,188

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Condensed Unaudited Statements of Operations

	Three Months Ended
	January 31, 2021	January 31, 2020

Revenues	$28,435,747	$27,184,024

Cost of Goods Sold	28,146,929	28,659,348

Gross Profit (Loss)	288,818	(1,475,324)

Operating Expenses	825,910	1,020,521

Operating Loss	(537,092)	(2,495,845)

Other Income (Expense)
Interest income	3	2,412
Other income	100,291	15,536
Interest expense	(142,076)	(161,243)
Gain on debt extinguishment	712,200	—
Income from equity method investments	30,312	22,457
Total other income (expense), net	700,730	(120,838)

Net Income (Loss)	$163,638	$(2,616,683)

Weighted Average Units Outstanding	4,793	4,807
Net Income (Loss) Per Unit, Basic and Diluted	$34.14	$(544.35)
Distributions Per Unit	$—	$—

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Statements of Changes in Members' Equity (Unaudited)

Members' Equity

Balance - October 31, 2019	$55,984,451

Net loss for the three-month period ended January 31, 2020	(2,616,683)

Balance - January 31, 2020	$53,367,768

Members' Equity

Balance - October 31, 2020	$49,563,285

Net income for the three-month period ended January 31, 2021	163,638

Member unit repurchase, 6 units	(33,000)

Balance - January 31, 2021	$49,693,923

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Condensed Unaudited Statements of Cash Flows

	Three Months Ended
	January 31, 2021	January 31, 2020
Cash Flows from Operating Activities
Net income (loss)	$163,638	$(2,616,683)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	2,498,975	2,295,794
Distributions in excess of earnings from equity method investments	4,688	121,589
Gain on debt extinguishment	(712,200)	—
Non-cash patronage income	(193,068)	(398,812)
Changes in assets and liabilities
Accounts receivable	1,728,268	(125,078)
Inventories	(2,379,990)	(594,158)
Derivative instruments	65,696	60,827
Prepaids and other	26,896	(254,713)
Accounts payable	(2,653,640)	(201,356)
Accrued expenses	(121,926)	547,962
Net cash used in operating activities	(1,572,663)	(1,164,628)

Cash Flows from Investing Activities
Acquisition of property, equipment and other assets	(3,455,530)	(189,369)
Net cash used in investing activities	(3,455,530)	(189,369)

Cash Flows from Financing Activities
Proceeds from line of credit	—	—
Payments on long-term debt	(7,000,000)	(3,750,000)
Proceeds from long-term debt	14,000,000	5,000,000
Member unit repurchases	(33,000)	—
Payment on finance lease liability	(27,404)	(25,942)
Net cash provided by financing activities	6,939,596	1,224,058

Net Increase (Decrease) in Cash and Cash Equivalents	1,911,403	(129,939)

Cash and Cash equivalents – Beginning of Period	667,317	1,639,114

Cash and Cash equivalents – End of Period	$2,578,720	$1,509,175

Supplemental Cash Flow Information
Cash paid for interest	$135,685	$123,030

Supplemental Disclosure of Noncash Financing and Investing Activities
Capital expenditures included in accounts payable	$113,643	$87,026
Establishment of lease liability and right of use asset	$—	$2,064,994

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
January 31, 2021

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations.  The accompanying balance sheet and related notes as of October 31, 2020 are derived from the audited financial statements as of that date. These condensed financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company’s audited financial statements for the year ended October 31, 2020, contained in the Company’s Form 10-K.

In the opinion of management, the interim condensed financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for fair presentation of the Company's financial position as of January 31, 2021 and the results of operations and cash flows for all periods presented.

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
The Company generally sells ethanol and related products pursuant to marketing agreements. The Company’s products are shipped FOB shipping point. The Company recognizes revenue when control of goods is transferred, which is consistent with the Company's previous policy where revenues were recognized when the customer has taken title and has assumed the risks and rewards of ownership, prices are fixed or determinable and collectability is reasonably assured. For ethanol sales by single manifest railcars and trucks, and distillers grains sales, control transfers when loaded into the rail car. Beginning December 15, 2020, for ethanol sales by unit trains, control transfers once the last railcar of the unit train has loaded.
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

HIGHWATER ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
January 31, 2021

consideration that we expect to receive in exchange for those goods or services.
•ethanol sales
•modified distillers grains sales
•dried distillers grains sales
•corn oil sales

Disaggregation of revenue:

All revenue recognized in the statement of operations is considered to be revenue from contracts with customers. The following table depicts the disaggregation of revenue according to product line for the three months ended January 31, 2021 and 2020:

	Three Months Ended January 31, 2021	Three Months Ended January 31, 2020
Revenue Sources	Amount	Amount

Ethanol Sales	$21,096,669	$21,355,975
Modified Distillers Grains Sales	1,062,859	1,293,345
Dried Distillers Grains Sales	4,762,051	3,683,362
Corn Oil Sales	1,514,168	851,342
Total Revenues	$28,435,747	$27,184,024

    Contract assets and contract liabilities:

The Company had short term contract liabilities from contracts with customers of $8,139 at January 31, 2021 and $0 at October 31, 2020.

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

HIGHWATER ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
January 31, 2021

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

In accordance with the Company’s policy for evaluating impairment of long-lived assets described above, when a triggering event occurs management evaluates the recoverability of the facilities based on projected future cash flows from operations over the facilities’ estimated useful lives. In determining the projected future undiscounted cash flows, the Company makes significant assumptions concerning the future viability of the ethanol industry, the future price of corn in relation to the future price of ethanol and the overall demand in relation to production and supply capacity. The Company has not recorded any impairment as of January 31, 2021 and 2020.

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts receivable, and accounts payable, and other working capital items approximate fair value at January 31, 2021 due to the short maturity nature of these instruments (Level 2).

Derivative instruments are carried at fair value, based on dealer quotes and live trading levels (Note 5).

The Company believes the carrying amount of the long-term debt approximates fair value due to a significant portion of total indebtedness containing variable interest rates and this rate is a market interest rate for these borrowings (Level 2).

Investments

The Company has a 5.6% investment interest in an unlisted company, Renewable Products Marketing Group, LLC (RPMG), who markets the Company’s ethanol. The Company also has a 7% ownership interest in Lawrenceville Tank, LLC (LT), which owns and operates a trans load/tank facility near Atlanta, Georgia. These investments are flow-through entities and are being accounted for by the equity method of accounting under which the Company’s share of net income is recognized as income in the Company’s statements of operations and added to the investment account. Distributions or dividends received from the investment are treated as a reduction of the investment account. The Company consistently follows the practice of recognizing the net income (loss) from equity method investments based on the most recent reliable data. Therefore, the net income (loss) which is reported in the Company's statement of operations for the period ended January 31, 2021 is based on the investee’s results of operations for the period ended December 31, 2020.

HIGHWATER ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
January 31, 2021

Recently Issued or Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326). The ASU requires financial assets measured at amortized cost (including trade receivables) to be presented at the net amount expected to be collected, through an allowance for credit losses that are expected to occur over the remaining life of the asset, rather than incurred losses. The Company adopted this guidance, effective November 1, 2020. The Company evaluated the impact of the new guidance and determined that adoption of this guideline has no material impact on our financial statements.

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

3. INVENTORIES

Inventories consisted of the following at:

	January 31, 2021	October 31, 2020

Raw materials	$6,190,225	$5,673,918
Spare parts and supplies	3,731,775	3,543,395
Work in process	864,277	804,455
Finished goods	2,271,683	656,202
Total	$13,057,960	$10,677,970

The Company did not record a lower of cost or net realizable value write-down on inventory at January 31, 2021 or October 31, 2020.

4. DERIVATIVE INSTRUMENTS

As of January 31, 2021, the Company had entered into corn and ethanol derivative instruments, which are required to be recorded as either assets or liabilities at fair value in the balance sheet. The Company uses these instruments to manage risks from changes in market rates and prices. Derivatives qualify for treatment as hedges when there is a high correlation between the change in fair value of the derivative instrument and the related change in value of the underlying hedged item. The Company may designate the hedging instruments based upon the exposure being hedged as a fair value hedge or a cash flow hedge. The derivative instruments outstanding at January 31, 2021 are not designated as hedges for accounting purposes.
Commodity Contracts

Management expects all open futures positions outstanding as of January 31, 2021 to be realized within the next twelve months.

HIGHWATER ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
January 31, 2021

The following tables provide details regarding the Company's derivative instruments at January 31, 2021 and October 31, 2020:

Instrument	Balance Sheet location	January 31, 2021	October 31, 2020

Corn, natural gas and ethanol contracts
In gain position		$93,147	$—
In loss position		(556,708)	(889,750)
Deposits with broker		658,262	1,150,147
	Current assets	$194,701	$260,397

The following tables provide details regarding the gains (losses) from the Company's derivative instruments in the statements of operations, none of which are designated as hedging instruments:

	Statement of	Three Months Ended January 31,
	Operations location	2021	2020
Ethanol contracts	Revenues	—	$61,271
Corn contracts	Cost of goods sold	(140,143)	38,355
Natural gas contracts	Cost of goods sold	—	6,321

5. FAIR VALUE MEASUREMENTS

The following table provides information on those assets (liabilities) measured at fair value on a recurring basis.

	Fair Value as of	Fair Value Measurement Using
	January 31, 2021	Level 1	Level 2	Level 3
Derivative instruments - commodities
In gain position	$93,147	$2,004	$91,143	$—
In loss position	(556,708)	(4,250)	(552,458)	—

	Fair Value as of	Fair Value Measurement Using
	October 31, 2020	Level 1	Level 2	Level 3
Derivative instruments - commodities
In loss position	$(889,750)	$(71,037)	$(818,713)	$—

The Company determines the fair values of commodities by obtaining the fair value measurements from an independent pricing service based on dealer quotes and live trading levels from the Chicago Board of Trade.
6. DEBT FINANCING

Long-term debt consists of the following at:

HIGHWATER ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
January 31, 2021

	January 31, 2021	October 31, 2020
Term Revolving Loan	$13,499,000	$5,999,000

2020 Term Loan	5,500,000	6,000,000

PPP Loan	—	712,200

Total	18,999,000	12,711,200

Less Debt Issuance Costs	(24,213)	(31,104)

Less amounts due within one year	(2,732,103)	(2,835,045)

Net long-term debt	$16,242,684	$9,845,051

Bank Financing

The Company has a loan facility with Compeer Financial f/k/a AgStar Financial Services, PCA ("Compeer") that includes a $20,000,000 Term Revolving Loan and a term loan with an original amount of $6,000,000 (the "2020 Term Loan") to be used to fund certain improvements to the ethanol production facility. Our loan facility with Compeer is secured by substantially all business assets and also subjects the Company to various financial and non-financial covenants. On November 25, 2020, Compeer waived the Company's violation at October 31, 2020 of the minimum debt service coverage ratio.
Term Revolving Loan

The Term Revolving Loan is for $20,000,000 with a variable interest rate based on the 30-day LIBOR rate plus 325 basis points with no minimum interest rate. The applicable interest rate at January 31, 2021 was 3.40%. The Term Revolving Loan may be advanced, repaid and re-borrowed during the term. Monthly interest payments are due on the Term Revolving Loan. Payment of all amounts outstanding are due on January 22, 2023. The outstanding balance on this note was $13,499,000 at January 31, 2021. The Company pays interest at a rate of 1.50% on amounts outstanding for letters of credit which also reduce the amount available under the Term Revolving Loan. The Company has no letters of credit outstanding at January 31, 2021. The Company is also required to pay unused commitment fees for the Term Revolving Loan.

2020 Term Loan

The 2020 Term Loan is for up to $6,000,000 with a variable interest rate based on the Wall Street Journal's Prime Rate plus 45 basis points with no minimum interest rate. The applicable interest rate at January 31, 2021 was 3.70%. Beginning on January 1, 2021, monthly principal payments are due on the 2020 Term Loan of approximately $250,000 plus accrued interest with payments of all amounts outstanding due on September 14, 2022. The outstanding balance on this note was $5,500,000 at January 31, 2021.

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

HIGHWATER ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
January 31, 2021

The Company is limited to annual capital expenditures of $5,000,000 without prior approval, incurring additional debt over certain amounts without prior approval, and making additional investments without prior approval of Compeer. The Company is allowed to make cash distributions to members as frequently as monthly in an amount equal to 75% of net income if working capital is greater than or equal to $8,250,000, or 100% of net income if working capital is greater than or equal to $11,000,000, or an unlimited amount if working capital is greater than or equal to $11,000,000 and the outstanding balance on the 2020 Term Loan is $0. As of October 31, 2020, the Company violated the debt service coverage ratio requirement of 1.25:1.00. On November 25, 2020, Compeer waived the Company's violation, at October 31, 2020, of the minimum debt services coverage ratio requirement of 1.25:1.00. The Company believes that it will be in compliance with its financial covenants for at least the next 12 months.
PPP Loan

In March 2020, Congress passed a stimulus bill called the CARES Act to provide economic relief related to the COVID-19 pandemic. One of the programs established by the Cares Act is the Paycheck Protection Program ("PPP"), authorizing loans to small business for use in paying employees that continue to work throughout the COVID-19 pandemic and for qualifying rent, utilities and interest on mortgages. Loans obtained through the PPP are administered by the Small Business Administration and eligible to be forgiven as long as the Company met the requirements and the proceeds are used for qualifying purposes and other conditions are met. On April 14, 2020, the Company was awarded a PPP loan in the amount of $712,200. In January 2021, the Company received notification from the Small Business Administration that all loan proceeds received by the Company were forgiven. Due to the forgiveness of the loan, the Company recorded on a gain on debt extinguishment in the statement of operations for $712,000 for the three months ended January 31, 2021.

The estimated maturities of the long-term debt at January 31, 2021 are as follows:

	Principal	Debt Issuance Costs	Total
January 2022	2,750,000	(17,897)	2,732,103
January 2023	16,249,000	(6,316)	16,242,684
Long-term debt	$18,999,000	$(24,213)	$18,974,787

7.  LEASES

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
The following table summarizes the remaining maturities of the Company’s operating and finance lease liabilities as of January 31, 2021:

HIGHWATER ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
January 31, 2021

For the Period Ending January 31,	Operating Leases	Finance Leases
2022	$168,480	$178,800
2023	168,480	178,800
2024	168,480	178,800
2025	70,201	178,800
2026	—	178,800
Thereafter	—	670,500
Totals	575,641	1,564,500
Amount representing interest	(51,942)	(324,897)
Lease liability	$523,699	$1,239,603

Lease Cost	Three Months ended January 31, 2021

Operating lease cost	$42,120
Short term lease cost	19,088
Finance lease cost
Amortization of leased assets	34,323
Interest on lease liabilities	17,296

Net lease cost	$112,827

8. COMMITMENTS AND CONTINGENCIES

Marketing Agreements

The Company has an ethanol marketing agreement with a marketer (RPMG) to purchase, market, and distribute the ethanol produced by the Company. The Company also entered into a member control agreement with the marketer whereby the Company made capital contributions and became a minority owner of the marketer. The member control agreement became effective on February 1, 2011 and provides the Company a membership interest with voting rights. The marketing agreement will terminate if the Company ceases to be a member. The Company will assume certain of the member’s rail car leases if the agreement is terminated. The Company can sell its ethanol either through an index arrangement or at an agreed upon fixed price. The marketing agreement is perpetual until terminated according to the agreement.  The Company may be obligated to continue to market its ethanol through the marketer for a period of time. The amended agreement requires minimum capital amounts invested as required under the agreement. RPMG will also purchase, market, and distribute the Company's high purity alcohol.

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

Construction Agreement

The Company entered into an agreement with a contractor for the installation of a system to produce 20MGY hydrous USP grade ethanol which is used in the sanitizer market. The agreement provides for a fixed price which includes design, engineering and construction management. Monthly applications for payment are issued based on progress and final payment is due upon final completion of the work. The agreement provides that the Company may suspend work for a period of not more than 60 days, subject to a potential adjustment in price and contract time, and may terminate for cause after notice and opportunity to cure. The contractor may stop work or terminate the agreement if work is suspended for more than 60 days or for payment default after notice and opportunity to cure. The remaining project commitment at January 31, 2021 is approximately $1,900,000.

Regulatory Agencies

The Company is subject to oversight from regulatory agencies regarding environmental concerns which arise in the ordinary course of its business.

Forward Contracts

In the ordinary course of business, we enter into forward contracts for our commodity purchases and sales. Forward contracts are as follows at January 31, 2021:

	Quantity	Average Price	Delivery Date

Purchase of corn (in bushels):
Basis Contracts	1,518,317		By 1/31/22
Priced Contracts	2,059,838	$4.43	By 1/31/22
Total	3,578,155

Purchase of natural gas (in dekatherms):
Priced contracts	3,066,525	$2.42	By 10/31/23
Total	3,066,525

Purchase of denaturant (in gallons):
Priced contracts	414,000	$1.07	By 6/30/21
Total	414,000

Sales of dry distillers grains (in tons):
Priced contracts	7,082	$215.52	By 3/31/21
Total	7,082

Sales of modified distillers grains (in tons)
Priced contracts	9,600	$85.00	By 8/31/21
Total	9,600

Sales of corn oil (in pounds)
Priced contracts	768,000	$0.41	By 2/28/21
Total	768,000

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three month period ended January 31, 2021, compared to the same period of the prior fiscal year. This discussion should be read in conjunction with the condensed financial statements and notes and the information contained in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2020.

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
Volatile commodity and financial markets;
Changes in legislation benefiting renewable fuels;
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
Changes in the price of oil and gasoline;
Competition from clean power systems using fuel cells, plug-in hybrids and electric cars;
International trade disputes and the imposition of tariffs by foreign governments on our products;
Use by the EPA of small refinery exemptions; and
A slowdown in global and regional economic activity, reduced demand for our products and the potential for labor shortages and shipping disruptions resulting from the COVID-19 pandemic.

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

    On August 26, 2020, we entered into an agreement with Nelson Baker BioTech, Inc. to install a system which will allow us to produce hydrous USP grade ethanol for use in the sanitizer market. Construction began in November 2020 and we expect to complete the project during the second quarter of our 2021 fiscal year.

    On September 26, 2013, we entered into a series of related definitive agreements with Butamax Advanced Biofuels, LLC ("Butamax") for the installation, leasing and license of a corn oil separation system and technology. On December 3, 2020, we entered into a Termination and Asset Purchase Agreement (the "Purchase Agreement") pursuant to which Butamax agreed to sell us the corn oil separation system and provide a license of the corn oil separation technology. In exchange for the purchase of the corn oil separation system and the license, we paid a one-time fee to Butamax. The Purchase Agreement also provided for the termination of related agreements between the Company and Butamax as of December 3, 2020.

On December 23, 2020, we executed a High Purity Alcohol Member Marketing Agreement (the “Agreement”) with RPMG, Inc. ("RPMG"). The terms of the Agreement were effective January 1, 2021. RPMG is currently our exclusive marketer and distributor of ethanol and corn oil. We are also an owner of Renewable Products Marketing Group, LLC (“RPMG LLC”), the parent entity of RPMG. The Agreement provides that RPMG will serve as our exclusive marketer of high purity alcohol excluding certain high purity alcohol marketed or sold under contracts already in effect. In exchange for the exclusive marketing services, we will pay a marketing fee to RPMG and RPMG will use commercially reasonable efforts to obtain the best price for all high purity alcohol conforming to certain specifications sold under the Agreement. RPMG shall purchase high purity alcohol at an amount equal to the FOB price less any applicable cost. The Agreement shall automatically terminate if we cease to be an owner of RPMG LLC, subject to the expiration of the initial term. In addition, upon breach by the other party, the Agreement may be terminated by either party after providing notice and expiration of the applicable cure period. RPMG may terminate the Agreement upon our insolvency, receivership, or bankruptcy or if we cease to produce high purity alcohol for thirty days or more. We may terminate the Agreement, following expiration of the initial term, upon notice and provided we deliver all high purity alcohol subject to confirmations of sale. We would also be obligated to accept assignment from RPMG of the lease of certain rail cars following termination.

    We expect to fund our operations during the next 12 months using cash flow from our continuing operations and our current credit facilities. However, should we experience unfavorable operating conditions in the ethanol industry that prevent us from profitably operating the ethanol plant, we may need to seek additional funding.

Results of Operations for the Three Months Ended January 31, 2021 and 2020

    The following table shows the results of our operations and the approximate percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our unaudited statements of operations for the three months ended January 31, 2021 and 2020:

	2021		2020
Statements of Operations Data	Amount (unaudited)	%	Amount (unaudited)	%

Revenues	$28,435,747	100.00%	$27,184,024	100.00%
Cost of Goods Sold	28,146,929	98.98%	28,659,348	105.43%
Gross Profit (Loss)	288,818	1.02%	(1,475,324)	(5.43)%
Operating Expenses	825,910	2.90%	1,020,521	3.75%
Operating Loss	(537,092)	1.88%	(2,495,845)	(9.18)%
Other Income (Expense), net	700,730	2.46%	(120,838)	(0.44)%
Net Income (Loss)	$163,638	0.58%	$(2,616,683)	9.62%

    The following table shows the sources of our revenue for the three months ended January 31, 2021 and 2020:

	2021		2020
Revenue Sources	Amount (Unaudited)	%	Amount (Unaudited)	%

Ethanol Sales	$21,096,669	74.19%	$21,355,975	78.56%
Modified Distillers Grains Sales	1,062,859	3.74%	1,293,345	4.76%
Dried Distillers Grains Sales	4,762,051	16.75%	3,683,362	13.55%
Corn Oil Sales	1,514,168	5.32%	851,342	3.13%
Total Revenues	$28,435,747	100.00%	$27,184,024	100.00%

Revenue

    Ethanol
    Our ethanol revenues were lower for the three months ended January 31, 2021, as compared to the three months ended January 31, 2020. Revenue from ethanol sales decreased by approximately 1.2% during the three months ended January 31, 2021, as compared to the three months ended January 31, 2020, due primarily to a decrease in the number of gallons of ethanol sold during the three months ended January 31, 2021.
The number of gallons of ethanol sold decreased by approximately 5.5% during the three months ended January 31, 2021, as compared to the three months ended January 31, 2020 due to reduced demand. Our ethanol production levels are currently at an annual rate of approximately 65 million gallons. Management anticipates that the amount of ethanol produced will remain relatively consistent in the future unless economic conditions worsen and we reduce ethanol production levels.
The average price per gallon of ethanol sold for the three months ended January 31, 2021 was approximately 4.7% higher than the average price we received for the three months ended January 31, 2020. Ethanol prices were negatively affected for an extended period by lower domestic demand resulting in part from the use by the Environmental Protection Agency ("EPA") of the small refinery exemption and a decline in ethanol exports due to trade disputes with foreign governments and the institution of a tariff by China on ethanol produced in the United States. Ethanol prices further decreased beginning in the second quarter of our 2020 fiscal year due to a collapse in both domestic and foreign demand as a result of restrictions put in place in response to the COVID-19 pandemic. As a result of poor economic conditions, many ethanol plants curtailed or stopped ethanol production. Although many plants have since increased production rates, industry-wide production overall has been lower which has had a positive effect on ethanol prices for the period. In addition, higher corn prices for the period have contributed to higher ethanol prices.

Ethanol prices will likely decrease as ethanol plants return to higher ethanol production levels. In addition, ethanol prices will continue to be negatively impacted by the COVID-19 pandemic until restrictions in the United States are lifted and domestic fuel demand fully returns. It is uncertain when this may occur. Continued declines in ethanol exports due to decreased global fuel consumption in response to the COVID-19 pandemic and trade disputes with foreign governments could also lead to an decrease in ethanol export demand and lower ethanol prices. Other factors likely to affect ethanol prices in the coming fiscal year include the recent election of President Biden in the United States, the EPA's use of the small refinery exemption, approval of the year-round sale of E15 and changes in domestic corn prices.

    At January 31, 2021, we have no forward fixed price ethanol sales contracts.

We had gains related to ethanol based derivative instruments of $0 and $61,271 for the three months ended January 31, 2021 and 2020, respectively.

    Distillers Grains

    Revenue from distillers grains sales increased by approximately 17.0% during the three months ended January 31, 2021, as compared to the three months ended January 31, 2020. The tons of dried distillers grains sold during the three months ended January 31, 2021, decreased by approximately 1.6% as compared to the three months ended January 31, 2020 and the tons of modified distillers grains sold during the three months ended January 31, 2021, decreased by approximately 22.6% as compared to the three months ended January 31, 2020. Distillers grains produced decreased due primarily to higher corn oil production levels for the period. Management anticipates that the amount of distillers grains produced will remain relatively consistent in the future unless economic conditions worsen and we reduce ethanol production levels which would then have a corresponding effect on distillers grains.

    For the three months ended January 31, 2021, the average price per ton of dried distillers grains sold was approximately 31.6% higher than the average price we received during the three months ended January 31, 2020, due to increases in the domestic prices of corn and soybeans for the period. For the three months ended January 31, 2021, the average price per ton of modified distillers grains sold was approximately 6.2% higher than during the three months ended January 31, 2020, due to increased demand and reduced production in our local area.

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

Corn Oil

Revenue from corn oil sales increased by approximately 77.9% during the three months ended January 31, 2021, as compared to the three months ended January 31, 2020. This is primarily the result of an increase in the price and the amount of corn oil sold during the three months ended January 31, 2021. The pounds of corn oil sold during the three months ended January 31, 2021, increased by approximately 23.6% as compared to the the three months ended January 31, 2020 due to an increase in the domestic prices of corn and soybeans for the period. The average price per pound of corn oil sold was approximately 45.5% higher during the three months ended January 31, 2021, as compared to the three months ended January 31, 2020. Factors likely to affect corn oil prices include biodiesel demand, prices of corn and soybeans, status of the biodiesel blenders' tax credit and fluctuations in supply resulting from some ethanol plants changing ethanol production levels in response to economic conditions.

The amount of corn oil sold increased due to improved efficiencies leading to increased production for the period. Management anticipates that the amount of corn oil produced will remain relatively consistent in the future unless economic conditions worsen and we reduce ethanol production levels which would then have a corresponding effect on corn oil.

Cost of Goods Sold

    Our two largest costs of production are corn (75.2% of cost of goods sold for the three months ended January 31, 2021) and natural gas (5.6% of cost of goods sold for the three months ended January 31, 2021). Our total cost of goods sold was approximately 1.8% less during the three months ended January 31, 2021, as compared to the three months ended January 31, 2020.

    Corn

    Our average price per bushel of corn for the three months ended January 31, 2021 increased by approximately 5.1% per bushel, as compared to the three months ended January 31, 2020, due to increased export demand coupled with lower domestic corn production.

    Management expects there to be an adequate corn supply available in our area to operate the ethanol plant. However, corn prices have been volatile and are likely to remain so in the future depending on weather conditions, supply and demand, stocks and other factors and could significantly impact our costs of production.

    We used approximately 0.8% less bushels of corn in the three months ended January 31, 2021, as compared to the three months ended January 31, 2020, due to decreased ethanol production and improved efficiencies for the period.

    At January 31, 2021, we have 1,518,317 bushels of forward fixed basis corn purchase contracts and 2,059,838 bushels of forward fixed price corn contracts valued at approximately $9,118,000 for various delivery periods through January 2022.

We had losses related to corn derivative instruments of $140,143 for the three months ended January 31, 2021. We had gains related to corn derivative instruments of $38,355 for the three months ended January 31, 2020.

    Natural Gas

    Our average price per MMBTU of natural gas was approximately 0.7% higher for the three months ended January 31, 2021, as compared to the three months ended January 31, 2020. Natural gas prices were higher due to new interim tariff rates levied by Northern Natural Gas effective January 1, 2020. Management anticipates that natural gas prices will continue at current levels unless the natural gas industry experiences production problems or if there are large increases in natural gas demand.

    For the three months ended January 31, 2021, we purchased approximately 2.2% less natural gas as compared to the three months ended January 31, 2020. This decrease in natural gas usage is primarily due to a decrease in dried distillers grains production.

    At January 31, 2021, we have 3,066,525 MMBTUs of forward natural gas purchase contracts valued at approximately $7,435,000 for various delivery periods through October 2023.

We had gains related to natural gas derivative instruments of $0 and $6,321 for the three months ended January 31, 2021 and 2020, respectively.

Operating Expense

    We had operating expenses for the three months ended January 31, 2021 of $825,910, as compared to operating expenses of $1,020,521 for the three months ended January 31, 2020. Management attributes this decrease in operating expenses primarily to a decrease in professional fees for the three months ended January 31, 2021, as compared to the three months ended January 31, 2020. Management continues to pursue strategies to optimize efficiencies and maximize production. These efforts may result in a decrease in our operating expenses on a per gallon basis. However, because these expenses do not vary with the level of production at the plant, we expect our operating expenses to remain relatively steady.

Operating Loss

    We had loss from operations for the three months ended January 31, 2021 of $537,092, which is approximately (1.9%) of our revenues, compared to a loss of $2,495,845, which was approximately (9.2%) of our revenues, for the three months ended January 31, 2020. This decrease in loss is primarily due to an increase in the price received for ethanol relative to the price we paid for corn.

Other Income (Expense)

    We had total other income for the three months ended January 31, 2021 of $700,730, as compared to total other expense of $120,838 for the three months ended January 31, 2020. Our other income for the three months ended January 31, 2021, consisted primarily of gain on extinguishment of debt related to the forgiveness of the PPP loan partially offset by interest expense.

Changes in Financial Condition for the Three Months Ended January 31, 2021

    The following table highlights the changes in our financial condition as of January 31, 2021 from our previous fiscal year ended October 31, 2020:

	January 31, 2021	October 31, 2020
Current Assets	$18,291,513	$15,705,336
Current Liabilities	9,932,015	12,749,753
Long-Term Liabilities	17,749,281	11,417,150

Current Assets

    The increase in current assets is primarily the result of an increase in cash and cash equivalents and inventories which was partially offset by decreases in derivative instruments and accounts receivable at January 31, 2021, as compared to October 31, 2020.

Current Liabilities

    The decrease in current liabilities is due primarily to a decrease in accounts payable and current maturities of long-term debt at January 31, 2021, as compared to October 31, 2020.

Long-Term Liabilities

    Long-term liabilities increased at January 31, 2021, as compared to October 31, 2020, primarily due to increased borrowings on the Term Revolving Loan. This was partially offset by the forgiveness of the PPP loan on January 19, 2021.

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

The following table shows cash flows for the three months ended January 31, 2021 and 2020:

	2021	2020
	(unaudited)	(unaudited)
Net cash used in operating activities	$(1,572,663)	$(1,164,628)
Net cash used in investing activities	(3,455,530)	(189,369)
Net cash provided by financing activities	6,939,596	1,224,058

Cash Flow From Operations

We used more cash for operating activities for the three months ended January 31, 2021, as compared to the same period in 2020. This increase was primarily due to changes in accounts receivables, accounts payable, inventories and accrued expenses for the three months ended January 31, 2021, as compared to the same period in 2020.

Cash Flow From Investing Activities

We used more cash in investing activities for the three months period ended January 31, 2021, as compared to the same period in 2020. This change was primarily due to an increase in capital expenditures due to our USP grade ethanol project during the three months ended January 31, 2021.

Cash Flow From Financing Activities

We had more cash provided by financing activities during the three months ended January 31, 2021, as compared to the same period in 2020. This increase in cash provided was primarily the result of increased net borrowings on long-term debt during the three months ended January 31, 2021, as compared to the same period in 2020.

Short-Term and Long-Term Debt Sources

    Our loan facility with Compeer Financial f/k/a AgStar Financial Services, PCA ("Compeer") included a $15,000,000 Variable Rate Term Loan and a $20,000,000 Term Revolving Loan. On September 14, 2020, we amended our loan facility to add a term loan in the original amount of $6,000,000 (the "2020 Term Loan") to be used to fund certain improvements to the ethanol production facility. We paid $30,000 in commitment and amendment fees in connection with this loan. Our loan facility with Compeer is secured by substantially all business assets and also subjects the Company to various financial and non-financial covenants. Subsequent to our fiscal year end, on November 25, 2020, Compeer waived our violation at October 31, 2020, of the minimum debt service coverage ratio in our loan documents.

    Term Revolving Loan

    The Term Revolving Loan is for up to $20,000,000 with a variable interest rate based on the 30-day LIBOR rate plus 325 basis points with no minimum interest rate. The applicable interest rate at January 31, 2021 was 3.40%. The Term Revolving Loan may be advanced, repaid and re-borrowed during the term. Monthly interest payments are due on the Term Revolving Loan with payment of all amounts outstanding due on January 22, 2023. The outstanding balance on this note was $13,499,000 at January 31, 2021. We pay interest at a rate of 1.50% on amounts outstanding for letters of credit which also reduce the amount available under the Term Revolving Loan. We had no letters of credit outstanding at January 31, 2021. We are also required to pay unused commitment fees for the Term Revolving Loan

    2020 Term Loan

The 2020 Term Loan has a variable interest rate based on the Wall Street Journal's Prime Rate plus 45 basis points with no minimum interest rate. The applicable interest rate at January 31, 2021 was 3.70%. Beginning January 1, 2021, monthly principal payments will be due on the 2020 Term Loan of approximately $250,000 plus accrued interest with payments of all amounts outstanding due on September 14, 2022. The outstanding balance on this note was $5,500,000 at January 31, 2021.

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

    We are limited to annual capital expenditures of $5,000,000 without prior approval, incurring additional debt over certain amounts without prior approval, and making additional investments as described in the Amended and Restated Credit Agreement without prior approval of Compeer. We are allowed to make cash distributions to members as frequently as monthly in an amount equal to 75% of net income if working capital is greater than or equal to $8,250,000, or 100% of net income if working capital is greater than or equal to $11,000,000, or an unlimited amount if working capital is greater than or equal to $11,000,000 and the outstanding balance on the 2020 Term Loan is $0.

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

    PPP Loan

    In March 2020, Congress passed a stimulus bill called the CARES Act to provide economic relief related to the COVID-19 pandemic. One of the programs established by the Cares Act is the Paycheck Protection Program ("PPP"), authorizing loans to small business for use in paying employees that continue to work throughout the COVID-19 pandemic and for rent, utilities and interest on mortgages. Loans obtained through the PPP are administered by the Small Business Administration and eligible to be forgiven as long as the proceeds are used for qualifying purposes and other conditions are met. On April 14, 2020, we were awarded a PPP loan in the amount of $712,200. In January 2021, we received notification from the Small Business Administration that all loan proceeds received by the Company were forgiven. Due to the forgiveness of the loan, we recorded on a gain on debt extinguishment in the statement of operations for $712,000 for the three months ended January 31, 2021.

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

    As of January 31, 2021, the fair values of our commodity-based derivative instruments are a net liability of approximately $464,000. As the prices of the hedged commodity moves in reaction to market trends and information, our statement of operations will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to protect the Company over the term of the contracts for the hedged amounts.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from our Term Revolving Loan and our 2020 Term Loan, each bearing a variable interest rate.  As of January 31, 2021, we had $13,499,000 outstanding on the Term Revolving Loan and $5,500,000 outstanding on the 2020 Term Loan. Interest will accrue at the 30-day LIBOR rate plus 325 basis points for the Term Revolving Loan. The applicable interest rate on this loan at January 31, 2021 was 3.40%. The 2020 Term Loan is subject to a variable interest rate based on the Wall Street Journal's Prime Rate plus 45 basis points. The applicable interest rate on this loan at January 31, 2021 was 3.70%. If we were to experience a 10% adverse change in LIBOR, the annual effect such change would have on our statement of operations, based on the amount we had outstanding on our Term Revolving Loan and 2020 Term Loan at January 31, 2021, would be approximately $66,000. The specifics of each note are discussed in greater detail in “Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

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

    In the ordinary course of business, we enter into forward contracts for our commodity purchases. At January 31, 2021, we have 1,518,317 bushels of forward fixed basis corn purchase contracts and 2,059,838 bushels of forward fixed price corn purchase contracts valued at approximately $9,118,000. These purchase contracts are for various delivery periods through January 2022. At January 31, 2021, we have 3,066,525 MMBTUs of forward natural gas fixed price purchase contracts valued at approximately $7,435,000 for delivery periods through October 2023. In addition, at January 31, 2021, we have 414,000 gallons of forward fixed price denaturant purchase contracts valued at approximately $442,000 for delivery periods through June 2021.

    In the ordinary course of business, we enter into forward contracts for our commodity sales. At January 31, 2021, we have 7,082 tons of forward fixed price dried distillers grains sales contracts valued at approximately $1,526,000 for delivery periods through March 2021. At January 31, 2021, we have 9,600 tons of forward fixed price modified distillers grains sales contracts valued at approximately $816,000 for delivery periods through August 2021. In addition, at January 31, 2021, we have 768,000 pounds of forward fixed price corn oil sales contracts valued at approximately $315,000 for delivery periods through February 2021.
    These derivatives have not been designated as effective hedges for accounting purposes and are forecasted to settle within the next twelve months. We had losses related to corn derivative instruments of $140,143 for the three months ended January 31, 2021. We had gains related to corn derivative instruments of $38,355 for the three months ended January 31, 2020. We had gains related to ethanol based derivative instruments of $0 and $61,271 for the three months ended January 31, 2021 and 2020, respectively. We had gains related to natural gas derivative instruments of $0 and $6,321 for the three months ended January 31, 2021 and 2020, respectively.

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

A sensitivity analysis has been prepared to estimate our exposure to ethanol, distillers grains, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas prices and average ethanol and distillers grains prices as of January 31, 2021 net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from January 31, 2021. The results of this analysis, which may differ from actual results, are approximately as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price as of January 31, 2021	Approximate Adverse Change to Income
Natural Gas	1,493,000	MMBTU	10%	$383,701
Ethanol	66,000,000	Gallons	10%	$10,032,000
Corn	22,000,000	Bushels	10%	$11,308,000
DDGs	116,000	Tons	10%	$2,540,000

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

Our management, including our Chief Executive Officer (the principal executive officer), Brian Kletscher, along with our Chief Financial Officer (the principal financial officer), Lucas Schneider, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of January 31, 2021.  Based on this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the

Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

    There were no changes in our internal control over financial reporting during the three months ended January 31, 2021, which were identified in connection with management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

    None.

Item 1A. Risk Factors

    None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Units Purchased	Average Price Paid per Unit $	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs
November 1, 2020 - November 30, 2020	4	5,500	—	—
December 1, 2020 - December 31, 2020		—	—	—
January 1, 2021 - January 31, 2021	2	5,500	—	—
Total	6	33,000	—	—

Item 3. Defaults Upon Senior Securities

    None.

Item 4. Mine Safety Disclosures

    None.

Item 5. Other Information

    None.

Item 6. Exhibits.

(a)The following exhibits are filed as part of this report.

Exhibit No.	Exhibit
31.1	Certificate Pursuant to 17 CFR 240.13a-14(a)*
31.2	Certificate Pursuant to 17 CFR 240.13a-14(a)*
32.1	Certificate Pursuant to 18 U.S.C. Section 1350*
32.2	Certificate Pursuant to 18 U.S.C. Section 1350*
101	The following financial information from Highwater Ethanol, LLC's Quarterly Report on Form 10-Q for the quarter ended January 31, 2021, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets as of January 31, 2021 and October 31, 2020, (ii) Condensed Statements of Operations for the three months ended January 31, 2021 and 2020, (iii) Statements of Cash Flows for the three months ended January 31, 2021 and 2020, (iv) the Notes to Condensed Financial Statements and (v) Condensed Statements of Changes in Members' Equity for the three months ended January 31, 2021 and 2020.**
(+) Confidential Treatment Requested.
* Filed herewith.
** Furnished herewith.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HIGHWATER ETHANOL, LLC

Date:	March 10, 2021	/s/ Brian Kletscher
Brian Kletscher
Chief Executive Officer
(Principal Executive Officer)

Date:	March 10, 2021	/s/ Lucas Schneider
Lucas Schneider
Chief Financial Officer
(Principal Financial and Accounting Officer)