Form 10-Q
period 2021-04-30
HIGHWATER ETHANOL LLC
filed 2021-06-11
CIK 1371451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

	For the quarterly period ended	April 30, 2021

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

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
☐ Yes     ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  As of June 11, 2021 there were 4,785 membership units outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HIGHWATER ETHANOL, LLC
Condensed Balance Sheets

ASSETS	April 30, 2021	October 31, 2020
	(Unaudited)
Current Assets
Cash and cash equivalents	$1,224,379	$667,317
Derivative instruments	241,972	260,397
Accounts receivable	4,701,416	3,797,905
Inventories	15,242,650	10,677,970
Prepaids and other	412,265	301,747
Total current assets	21,822,682	15,705,336

Property and Equipment
Land and land improvements	12,836,332	12,836,332
Buildings	38,818,532	38,818,532
Office equipment	1,164,313	1,164,313
Plant and process equipment	79,678,529	79,087,375
Vehicles	123,779	123,779
Construction in progress	6,337,767	2,547,117
	138,959,252	134,577,448
Less accumulated depreciation	(86,426,634)	(81,868,902)
Net property and equipment	52,532,618	52,708,546

Other Assets
Investments	3,433,847	3,113,078
Right of use asset - operating leases	488,620	558,300
Right of use asset - finance leases	1,166,998	1,235,645
Other	1,458,232	—
Deposits	293,640	409,283
Total other assets	6,841,337	5,316,306

Total Assets	$81,196,637	$73,730,188

LIABILITIES AND MEMBERS' EQUITY	April 30, 2021	October 31, 2020
	(Unaudited)
Current Liabilities
Accounts payable	$7,322,808	$8,613,714
Accrued expenses	931,516	1,047,786
Current maturities of long-term debt	2,735,262	2,835,045
Current portion of operating lease liability	145,222	141,300
Current portion of finance lease liability	115,021	111,908
Total Current Liabilities	11,249,829	12,749,753

Long-Term Liabilities
Long Term Debt	14,495,554	9,845,051
Operating lease liability	343,398	417,000
Finance lease liability	1,096,800	1,155,099
Total Long-Term Liabilities	15,935,752	11,417,150

Commitments and Contingencies

Members' Equity
Members' equity, 4,787 and 4,798 units outstanding	54,011,056	49,563,285

Total Liabilities and Members’ Equity	$81,196,637	$73,730,188

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Condensed Unaudited Statements of Operations

	Three Months Ended		Six Months Ended
	April 30, 2021	April 30, 2020	April 30, 2021	April 30, 2020

Revenues	$34,864,344	$20,257,229	$63,300,091	$47,441,253

Cost of Goods Sold	30,349,064	23,074,815	58,495,993	51,734,163

Gross Profit (Loss)	4,515,280	(2,817,586)	4,804,098	(4,292,910)

Operating Expenses	797,060	1,065,807	1,622,970	2,086,328

Operating Income (Loss)	3,718,220	(3,883,393)	3,181,128	(6,379,238)

Other Income (Expense)
Interest income	620	825	623	3,237
Other income	680,042	85,607	780,333	101,143
Interest expense	(174,341)	(197,535)	(316,417)	(358,778)
Gain on debt extinguishment	—	—	712,200	—
Income from equity method investments	120,092	42,906	150,404	65,363
Total other income (expense), net	626,413	(68,197)	1,327,143	(189,035)

Net Income (Loss)	$4,344,633	$(3,951,590)	$4,508,271	$(6,568,273)

Weighted Average Units Outstanding	4,789	4,806	4,791	4,807
Net Income (Loss) Per Unit, Basic and Diluted	$907.21	$(822.22)	$940.99	$(1,366.40)
Distributions Per Unit	$—	$—	$—	$—

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Statements of Changes in Members' Equity (Unaudited)

Members' Equity

Balance - October 31, 2019	$55,984,451

Net loss for the three-month period ended January 31, 2020	(2,616,683)

Balance - January 31, 2020	$53,367,768

Net loss for the three-month period ended April 30, 2020	(3,951,590)

Member unit repurchase, 2 units	(13,000)

Balance - April 30, 2020	$49,403,178

Members' Equity

Balance - October 31, 2020	$49,563,285

Net income for the three month period ended January 31, 2021	163,638

Member unit repurchase, 6 units	(33,000)

Balance - January 31, 2021	$49,693,923

Net income for the three month period ended April 30, 2021	4,344,633

Member unit repurchase, 5 units	(27,500)

Balance - April 30, 2021	$54,011,056

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Condensed Unaudited Statements of Cash Flows

	Six Months Ended
	April 30, 2021	April 30, 2020
Cash Flows from Operating Activities
Net income (loss)	$4,508,271	$(6,568,273)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	4,931,067	4,601,799
Distributions in excess of earnings from equity method investments	(115,404)	78,683
Gain on debt extinguishment	(712,200)	—
Non-cash patronage income	(205,365)	(411,111)
Changes in assets and liabilities
Accounts receivable	(903,511)	1,329,970
Inventories	(4,564,680)	(1,265,286)
Derivative instruments	18,425	131,543
Prepaids and other	5,125	(285,286)
Accounts payable	(1,482,635)	(3,080,046)
Accrued expenses	(116,270)	(21,672)
Net cash provided by (used in) operating activities	1,362,823	(5,489,679)

Cash Flows from Investing Activities
Acquisition of property, equipment and other assets	(5,940,075)	(656,339)
Net cash used in investing activities	(5,940,075)	(656,339)

Cash Flows from Financing Activities
Payments on long-term debt	(14,750,000)	(4,500,000)
Proceeds from long-term debt	20,000,000	9,712,200
Member unit repurchases	(60,500)	(13,000)
Payment on finance lease liability	(55,186)	(52,240)
Net cash provided by financing activities	5,134,314	5,146,960

Net Increase (Decrease) in Cash and Cash Equivalents	557,062	(999,058)

Cash and Cash equivalents – Beginning of Period	667,317	1,639,114

Cash and Cash equivalents – End of Period	$1,224,379	$640,056

Supplemental Cash Flow Information
Cash paid for interest	$257,440	$298,090

Supplemental Disclosure of Noncash Financing and Investing Activities
Capital expenditures included in accounts payable	$248,098	$18,485
Establishment of lease liability and right of use asset	$—	$2,064,994

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
April 30, 2021

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

In the opinion of management, the interim condensed financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for fair presentation of the Company's financial position as of April 30, 2021 and the results of operations and cash flows for all periods presented.

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
The Company generally sells ethanol and related products pursuant to marketing agreements. The Company’s products are shipped FOB shipping point. The Company recognizes revenue when control of goods is transferred, which is consistent with the Company's previous policy where revenues were recognized when the customer has taken title and has assumed the risks and rewards of ownership, prices are fixed or determinable and collectability is reasonably assured. For ethanol sales by single manifest railcars and trucks, and distillers grains sales, control transfers when loaded into the rail car. Beginning December 15, 2020, for ethanol sales by unit trains, control transfers once the last railcar of the unit train has loaded and the shipping documentation transferred to the marketer.
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

HIGHWATER ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
April 30, 2021

•ethanol sales
•modified distillers grains sales
•dried distillers grains sales
•corn oil sales

Disaggregation of revenue:

All revenue recognized in the statement of operations is considered to be revenue from contracts with customers. The following table depicts the disaggregation of revenue according to product line for the three and six months ended April 30, 2021 and 2020:

	Three Months Ended April 30, 2021	Three Months Ended April 30, 2020	Six Months Ended April 30, 2021	Six Months Ended April 30, 2020
Revenue Sources	Amount	Amount	Amount	Amount

Ethanol Sales	$26,001,405	$14,780,030	$47,098,074	$36,136,005
Modified Distillers Grains Sales	1,246,313	1,161,460	2,309,172	2,454,805
Dried Distillers Grains Sales	5,315,458	3,526,267	10,077,509	7,209,629
Corn Oil Sales	2,301,168	789,472	3,815,336	1,640,814
Total Revenues	$34,864,344	$20,257,229	$63,300,091	$47,441,253

Contract assets and contract liabilities:

The Company had no short term contract liabilities from contracts with customers at April 30, 2021 or October 31, 2020.

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
April 30, 2021

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

In accordance with the Company’s policy for evaluating impairment of long-lived assets described above, when a triggering event occurs management evaluates the recoverability of the facilities based on projected future cash flows from operations over the facilities’ estimated useful lives. In determining the projected future undiscounted cash flows, the Company makes significant assumptions concerning the future viability of the ethanol industry, the future price of corn in relation to the future price of ethanol and the overall demand in relation to production and supply capacity. The Company has not recorded any impairment for the six months ended April 30, 2021 and 2020.

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts receivable, and accounts payable, and other working capital items approximate fair value at April 30, 2021 due to the short maturity nature of these instruments (Level 2).

Derivative instruments are carried at fair value, based on dealer quotes and live trading levels (Note 5).

The Company believes the carrying amount of the long-term debt approximates fair value due to a significant portion of total indebtedness containing variable interest rates and this rate is a market interest rate for these borrowings (Level 2).

Investments

The Company has a 5.6% investment interest in an unlisted company, Renewable Products Marketing Group, LLC (RPMG), who markets the Company’s ethanol. The Company also has a 7% ownership interest in Lawrenceville Tank, LLC (LT), which owns and operates a trans load/tank facility near Atlanta, Georgia. These investments are flow-through entities and are being accounted for by the equity method of accounting under which the Company’s share of net income is recognized as income in the Company’s statements of operations and added to the investment account. Distributions or dividends received from the investment are treated as a reduction of the investment account. The Company consistently follows the practice of recognizing the net income (loss) from equity method investments based on the most recent reliable data. Therefore, the net income (loss) which is reported in the Company's statement of operations for the period ended April 30, 2021 is based on the investee’s results of operations for the period ended March 31, 2021.

HIGHWATER ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
April 30, 2021

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

3. INVENTORIES

Inventories consisted of the following at:

	April 30, 2021	October 31, 2020

Raw materials	$5,473,771	$5,673,918
Spare parts and supplies	3,653,168	3,543,395
Work in process	1,025,330	804,455
Finished goods	5,090,381	656,202
Total	$15,242,650	$10,677,970

The Company did not record a lower of cost or net realizable value write-down on inventory at April 30, 2021 or October 31, 2020.

4. DERIVATIVE INSTRUMENTS

As of April 30, 2021, the Company had entered into corn and ethanol derivative instruments, which are required to be recorded as either assets or liabilities at fair value in the balance sheet. The Company uses these instruments to manage risks from changes in market rates and prices. Derivatives qualify for treatment as hedges when there is a high correlation between the change in fair value of the derivative instrument and the related change in value of the underlying hedged item. The Company may designate the hedging instruments based upon the exposure being hedged as a fair value hedge or a cash flow hedge. The derivative instruments outstanding at April 30, 2021 are not designated as hedges for accounting purposes.

HIGHWATER ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
April 30, 2021

Commodity Contracts

The following tables provide details regarding the Company's derivative instruments at April 30, 2021 and October 31, 2020:

Instrument	Balance Sheet location	April 30, 2021	October 31, 2020

Corn, natural gas and ethanol contracts
In gain position		$973,781	$—
In loss position		(1,025,206)	(889,750)
Deposits with broker		293,397	1,150,147
	Current assets	$241,972	$260,397

The following tables provide details regarding the gains (losses) from the Company's derivative instruments in the statements of operations, none of which are designated as hedging instruments:

	Statement of	Three Months Ended April 30,
	Operations location	2021	2020
Ethanol contracts	Revenues	—	$(13,350)
Corn contracts	Cost of goods sold	188,563	(462,728)
Natural gas contracts	Cost of goods sold	—	4,919

	Statement of	Six Months Ended April 30,
	Operations location	2021	2020
Ethanol contracts	Revenues	$—	$47,921
Corn contracts	Cost of goods sold	48,421	(424,373)
Natural gas contracts	Cost of goods sold	—	11,240

5. FAIR VALUE MEASUREMENTS

The following table provides information on those assets (liabilities) measured at fair value on a recurring basis.

	Fair Value as of	Fair Value Measurement Using
	April 30, 2021	Level 1	Level 2	Level 3
Derivative instruments - commodities
In gain position	$973,781	$12,300	$961,481	$—
In loss position	(1,025,206)	—	(1,025,206)	—

	Fair Value as of	Fair Value Measurement Using
	October 31, 2020	Level 1	Level 2	Level 3
Derivative instruments - commodities
In loss position	$(889,750)	$(71,037)	$(818,713)	$—

The Company determines the fair values of commodities by obtaining the fair value measurements from an independent pricing service based on dealer quotes and live trading levels from the Chicago Board of Trade.

HIGHWATER ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
April 30, 2021

6. DEBT FINANCING

Long-term debt consists of the following at:

	April 30, 2021	October 31, 2020
Term Revolving Loan	$12,499,000	$5,999,000

2020 Term Loan	4,750,000	6,000,000

PPP Loan	—	712,200

Total	17,249,000	12,711,200

Less Debt Issuance Costs	(18,184)	(31,104)

Less amounts due within one year	(2,735,262)	(2,835,045)

Net long-term debt	$14,495,554	$9,845,051

Bank Financing

The Company has a loan facility with Compeer Financial f/k/a AgStar Financial Services, PCA ("Compeer") that includes a $20,000,000 Term Revolving Loan and a term loan with an original amount of $6,000,000 (the "2020 Term Loan") to be used to fund certain improvements to the ethanol production facility. On March 15, 2021, the Company amended its loan facility to add a Revolving Line of Credit Loan. The specifics of the Revolving Line of Credit Loan are set forth below. The loan facility with Compeer is secured by substantially all business assets and also subjects the Company to various financial and non-financial covenants.
Term Revolving Loan

The Term Revolving Loan is for $20,000,000 with a variable interest rate based on the 30-day LIBOR rate plus 325 basis points with no minimum interest rate. The applicable interest rate at April 30, 2021 was 3.36%. The Term Revolving Loan may be advanced, repaid and re-borrowed during the term. Monthly interest payments are due on the Term Revolving Loan. Payment of all amounts outstanding are due on January 22, 2023. The outstanding balance on this note was $12,499,000 at April 30, 2021. The Company pays interest at a rate of 1.50% on amounts outstanding for letters of credit which also reduce the amount available under the Term Revolving Loan. The Company has no letters of credit outstanding at April 30, 2021. The Company is also required to pay unused commitment fees for the Term Revolving Loan.

2020 Term Loan

The 2020 Term Loan is for up to $6,000,000 with a variable interest rate based on the Wall Street Journal's Prime Rate plus 45 basis points with no minimum interest rate. The applicable interest rate at April 30, 2021 was 3.70%. Beginning on January 1, 2021, monthly principal payments are due on the 2020 Term Loan of approximately $250,000 plus accrued interest with payments of all amounts outstanding due on September 14, 2022. The outstanding balance on this note was $4,750,000 at April 30, 2021.

Revolving Line of Credit Loan

The Revolving Line of Credit Loan is for an amount equal to the borrowing base, with a maximum limit of $10,000,000, with a variable interest rate based on at the 30-day LIBOR rate plus 325 basis points with no minimum interest rate. The amount available to borrow per the borrowing base calculations at April 30, 2021 was approximately $6,800,000. The applicable interest rate at April 30, 2021 was 3.36%. The Revolving Line of Credit Loan may be advanced, repaid and re-borrowed during the term. Monthly interest payments are due on the Revolving Line of Credit Loan with payment of all amounts outstanding due on March 15, 2022. The outstanding balance on this note was $0 at April 30, 2021. The Company is also required to pay unused commitment fees for the Revolving Line of Credit Loan.

HIGHWATER ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
April 30, 2021

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
PPP Loan

In March 2020, Congress passed a stimulus bill called the CARES Act to provide economic relief related to the COVID-19 pandemic. One of the programs established by the CARES Act is the Paycheck Protection Program ("PPP"), authorizing loans to small business for use in paying employees that continue to work throughout the COVID-19 pandemic and for qualifying rent, utilities and interest on mortgages. Loans obtained through the PPP are administered by the Small Business Administration and eligible to be forgiven as long as the Company met the requirements and the proceeds are used for qualifying purposes and other conditions are met. On April 14, 2020, the Company was awarded a PPP loan in the amount of $712,200. In January 2021, the Company received notification from the Small Business Administration that all loan proceeds received by the Company were forgiven. Due to the forgiveness of the loan, the Company recorded on a gain on debt extinguishment in the statement of operations for $712,000 for the six months ended April 30, 2021.

The estimated maturities of the long-term debt at April 30, 2021 are as follows:

	Principal	Debt Issuance Costs	Total
April 2022	2,750,000	(14,738)	2,735,262
April 2023	14,499,000	(3,446)	14,495,554
Long-term debt	$17,249,000	$(18,184)	$17,230,816

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

HIGHWATER ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
April 30, 2021

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

The following table summarizes the remaining maturities of the Company’s operating and finance lease liabilities as of April 30, 2021:

For the Period Ending April 30,	Operating Leases	Finance Leases
2022	$168,480	$178,800
2023	168,480	178,800
2024	168,480	178,800
2025	28,080	178,800
2026	—	178,800
Thereafter	—	625,800
Totals	533,520	1,519,800
Amount representing interest	(44,900)	(307,979)
Lease liability	$488,620	$1,211,821

Lease Cost	Three Months ended April 30, 2021	Six Months ended April 30, 2021

Operating lease cost	$42,120	$84,240
Short term lease cost	25,806	44,894
Finance lease cost
Amortization of leased assets	34,323	68,646
Interest on lease liabilities	16,918	34,214

Net lease cost	$119,167	$231,994

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

Construction Agreement

The Company entered into an agreement with a contractor for the installation of a system to produce 20MGY hydrous USP grade ethanol which is used in the sanitizer market. The agreement provides for a fixed price which includes design, engineering and construction management. Monthly applications for payment are issued based on progress and final payment is due upon final completion of the work. The agreement provides that the Company may suspend work for a period of not more than 60 days, subject to a potential adjustment in price and contract time, and may terminate for cause after notice and opportunity to cure. The contractor may stop work or terminate the agreement if work is suspended for more than 60 days or for payment default after notice and opportunity to cure. The remaining project commitment at April 30, 2021 is approximately $44,000.

Regulatory Agencies

The Company is subject to oversight from regulatory agencies regarding environmental concerns which arise in the ordinary course of its business.

Forward Contracts

In the ordinary course of business, we enter into forward contracts for our commodity purchases and sales. Forward contracts are as follows at April 30, 2021:

	Quantity	Average Price	Delivery Date

Purchase of corn (in bushels):
Basis Contracts	1,122,738		By 12/31/22
Priced Contracts	2,335,952	$4.95	By 10/31/22
Total	3,458,690

Purchase of natural gas (in dekatherms):
Priced contracts	2,712,000	$2.38	By 10/31/23
Total	2,712,000

Purchase of denaturant (in gallons):
Priced contracts	248,400	$1.18	By 6/30/21
Total	248,400

Sales of dry distillers grains (in tons):
Priced contracts	9,476	$212.69	By 12/31/21
Total	9,476

Sales of modified distillers grains (in tons)
Priced contracts	5,100	$89.10	By 8/31/21
Total	5,100

Sales of corn oil (in pounds)
Priced contracts	1,056,000	$0.51	By 6/30/21
Total	1,056,000

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three and six month periods ended April 30, 2021, compared to the same period of the prior fiscal year. This discussion should be read in conjunction with the condensed financial statements and notes and the information contained in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2020.

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

    On August 26, 2020, we entered into an agreement with Nelson Baker BioTech, Inc. to install a system which will allow us to produce hydrous USP grade ethanol for use in the sanitizer market. We commenced construction in November, 2020 and were nearing completion of the project at the end of the second quarter of our 2021 fiscal year. We expect to start production of high purity alcohol during the third quarter of our 2021 fiscal year. We have executed an agreement with RPMG, Inc. ("RPMG") to be the exclusive marketer of our high purity alcohol. RPMG is currently our exclusive marketer and distributor of ethanol and corn oil. We are also an owner of Renewable Products Marketing Group, LLC, the parent entity of RPMG.

    Effective March 15, 2021, we executed a Third Amended and Restated Credit Agreement (the "Third Amendment") with Compeer Financial, PCA f/k/a AgStar Financial Services, PCA, as administrative agent, ("Compeer"), which amends and restates the Second Amended and Restated Credit Agreement dated January 22, 2016. The primary purpose of the Third Amendment was to add a Revolving Line of Credit Loan to be used for working capital or ongoing operating expenses. The Revolving Credit Loan is for an amount equal to the Borrowing Base, with a maximum limit of $10,000,000, with a variable interest rate based on at the one-month LIBOR rate plus 325 basis points with no minimum interest rate. The Revolving Line of Credit Loan may be advanced, repaid and re-borrowed during the term. Monthly interest payments are due on the Revolving Line of Credit Loan with payment of all amounts outstanding due on March 15, 2022. We are also required to pay unused commitment fees for the Revolving Line of Credit Loan. The Third Amendment also allows us to make distributions to members as frequently as monthly in an amount equal to 75% of net income if working capital is greater than or equal to $8,250,000, or 100% of net income if working capital is greater than or equal to $11,000,000, or an unlimited amount if working capital is greater than or equal to $11,000,000 and the outstanding balance on the 2020 Term Loan is $0.

We expect to fund our operations during the next 12 months using cash flow from our continuing operations and our current credit facilities. However, should we experience unfavorable operating conditions in the ethanol industry that prevent us from profitably operating the ethanol plant, we may need to seek additional funding.

Results of Operations for the Three Months Ended April 30, 2021 and 2020

    The following table shows the results of our operations and the approximate percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our unaudited statements of operations for the three months ended April 30, 2021 and 2020:

	2021		2020
Statements of Operations Data	Amount (unaudited)	%	Amount (unaudited)	%

Revenues	$34,864,344	100.0%	$20,257,229	100.0%
Cost of Goods Sold	30,349,064	87.0%	23,074,815	113.9%
Gross Profit (Loss)	4,515,280	13.0%	(2,817,586)	(13.9)%
Operating Expenses	797,060	2.3%	1,065,807	5.3%
Operating Income (Loss)	3,718,220	10.7%	(3,883,393)	(19.2)%
Other Income (Expense), net	626,413	1.8%	(68,197)	(0.3)%
Net Income (Loss)	$4,344,633	12.5%	$(3,951,590)	(19.5)%

    The following table shows the sources of our revenue for the three months ended April 30, 2021 and 2020:

	2021		2020
Revenue Sources	Amount (Unaudited)	%	Amount (Unaudited)	%

Ethanol Sales	$26,001,405	74.6%	$14,780,030	73.0%
Modified Distillers Grains Sales	1,246,313	3.6%	1,161,460	5.7%
Dried Distillers Grains Sales	5,315,458	15.2%	3,526,267	17.4%
Corn Oil Sales	2,301,168	6.6%	789,472	3.9%
Total Revenues	$34,864,344	100.0%	$20,257,229	100.0%

Revenue

    Ethanol
    Our ethanol revenues were higher for the three months ended April 30, 2021, as compared to the three months ended April 30, 2020. Revenue from ethanol sales increased by approximately 75.9% during the three months ended April 30, 2021, as compared to the three months ended April 30, 2020, due primarily to an increase in the average price per gallon of ethanol sold during the three months ended April 30, 2021.
The average price per gallon of ethanol sold for the three months ended April 30, 2021 was approximately 69.1% higher than the average price we received for the three months ended April 30, 2020. Ethanol prices had been negatively affected for an extended period by lower domestic demand resulting in part from the use by the Environmental Protection Agency ("EPA") of the small refinery exemption, and a decline in ethanol exports due to trade disputes with foreign governments and the institution of a tariff by China on ethanol produced in the United States. Ethanol prices further decreased beginning in the second quarter of our 2020 fiscal year due to a collapse in both domestic and foreign demand as a result of restrictions put in place in response to the COVID-19 pandemic which led to many plants curtailing or stopping ethanol production. Although many plants have since increased production rates, industry-wide production overall has been lower which has had a positive effect on ethanol prices for the period. In addition, higher corn prices during the period have contributed to higher ethanol prices. We also received a premium on ethanol shipped to California after approval from CARB during the second quarter of fiscal year 2021 for our cellulosic pathway, pursuant to the Low Carbon Fuel Standard (the “LCFS”). The LCFS requires renewable fuels to meet certain standards in order to be sold into California. However, this pathway does not guarantee a premium for ethanol shipped into California.

Ethanol prices will likely decrease as ethanol plants return to higher ethanol production levels particularly if domestic and foreign ethanol demand continues to be effected by the COVID-19 pandemic. Other factors likely to affect ethanol prices include changes in domestic corn prices, trade disputes with foreign governments, the EPA's use of the small refinery exemption and approval of the year-round sale of E15.
    The number of gallons of ethanol sold were approximately the same during the three months ended April 30, 2021, as compared to the three months ended April 30, 2020. Our ethanol production levels are currently at an annual rate of approximately 65 million gallons. Management anticipates that the amount of ethanol produced will remain relatively consistent in the future unless economic conditions worsen and we reduce ethanol production levels. At April 30, 2021, we had no forward fixed price ethanol sales contracts.

We had gains (losses) related to ethanol based derivative instruments of $0 and ($13,350) for the three months ended April 30, 2021 and 2020, respectively.

    Distillers Grains

    Revenue from distillers grains sales increased by approximately 40% during the three months ended April 30, 2021, as compared to the three months ended April 30, 2020. The tons of dried distillers grains sold during the three months ended April 30, 2021, increased by approximately 6.4% as compared to the three months ended April 30, 2020 and the tons of modified distillers grains sold during the three months ended April 30, 2021, decreased by approximately 4.7% as compared to the three months ended April 30, 2020. Overall, distillers grains sold increased due primarily to increased corn grind offset by higher corn oil production levels for the period which led to higher production levels for the period. Management anticipates that the amount of distillers grains produced will remain relatively consistent in the future unless economic conditions worsen and we reduce ethanol production levels which would then have a corresponding effect on distillers grains.

    For the three months ended April 30, 2021, the average price per ton of dried distillers grains sold was approximately 41.6% higher than the average price we received during the three months ended April 30, 2020, due to increases in the domestic prices of corn and soybeans for the period. For the three months ended April 30, 2021, the average price per ton of modified distillers grains sold was approximately 12.6% higher than during the three months ended April 30, 2020, due to increased demand and reduced production in our local area.

    Distillers grains prices typically change in proportion to domestic corn prices and availability of corn. Domestic demand for distillers grains could decrease if corn prices decline and end-users switch to lower priced alternatives. Management anticipates that both domestic and foreign demand for distillers grains may be negatively affected by the COVID-19 pandemic. Other factors likely to affect distillers grains prices include prices and availability of other commodities, the imposition by China of anti-dumping and anti-subsidy duties on distillers grains produced in the United States and other trade actions by the United States and foreign governments.

Corn Oil

Revenue from corn oil sales increased by approximately 191.5% during the three months ended April 30, 2021, as compared to the three months ended April 30, 2020. This is primarily the result of an increase in the price and the amount of corn oil sold during the three months ended April 30, 2021. The average price per pound of corn oil sold was approximately 76.9% higher during the three months ended April 30, 2021, as compared to the three months ended April 30, 2020 due to an increase in the domestic prices of corn and soybeans for the period. Factors likely to affect corn oil prices include biodiesel demand, prices of corn and soybeans, the status of the biodiesel blenders' tax credit and fluctuations in supply resulting from some ethanol plants changing ethanol production levels in response to economic conditions.

The pounds of corn oil sold during the three months ended April 30, 2021, increased by approximately 62.9% as compared to the three months ended April 30, 2020. The amount of corn oil sold increased due to increased corn grind and improved efficiencies leading to increased production for the period. Management anticipates that the amount of corn oil produced will remain relatively consistent in the future unless economic conditions worsen and we reduce ethanol production levels which would then have a corresponding effect on corn oil.

Cost of Goods Sold

    Our two largest costs of production are corn (81% of cost of goods sold for the three months ended April 30, 2021) and natural gas (4.6% of cost of goods sold for the three months ended April 30, 2021). Our total cost of goods sold was approximately 31.5% more during the three months ended April 30, 2021, as compared to the three months ended April 30, 2020.

Corn

    Our average price per bushel of corn for the three months ended April 30, 2021 increased by approximately 45.4% per bushel, as compared to the three months ended April 30, 2020, due to increased export demand coupled with lower domestic corn production.

    Management expects there to be an adequate corn supply available in our area to operate the ethanol plant. However, corn prices have been volatile and are likely to remain so in the future depending on weather conditions, supply and demand, stocks and other factors and could significantly impact our costs of production.

    We used approximately 6.7% more bushels of corn in the three months ended April 30, 2021, as compared to the three months ended April 30, 2020, due to increased production for the period.

    At April 30, 2021, we had 1,122,738 bushels of forward fixed basis corn purchase contracts and 2,335,952 bushels of forward fixed price corn contracts valued at approximately $11,567,000 for various delivery periods through December 2022.

We had gains related to corn derivative instruments of $188,563 for the three months ended April 30, 2021. We had losses related to corn derivative instruments of ($462,728) for the three months ended April 30, 2020.

    Natural Gas

    Our average price per MMBTU of natural gas was approximately 7.2% lower for the three months ended April 30, 2021, as compared to the three months ended April 30, 2020. Natural gas prices were lower due to interim tariff rates levied by Northern Natural Gas in 2020. Management anticipates that natural gas prices will continue at current levels unless the natural gas industry experiences production problems or if there are large increases in natural gas demand.

    For the three months ended April 30, 2021, we purchased approximately 4.5% more natural gas as compared to the three months ended April 30, 2020. This increase in natural gas usage is primarily due to an increase in corn grind and dried distillers grains production.

    At April 30, 2021, we had 2,712,000 MMBTUs of forward natural gas purchase contracts valued at approximately $6,448,000 for various delivery periods through October 2023.

We had gains (losses) related to natural gas derivative instruments of $0 and $4,919 for the three months ended April 30, 2021 and 2020, respectively.

Operating Expense

    We had operating expenses for the three months ended April 30, 2021 of $797,060, as compared to operating expenses of $1,065,807 for the three months ended April 30, 2020. Management attributes this decrease in operating expenses primarily to a decrease in professional fees and consulting for the three months ended April 30, 2021, as compared to the three months ended April 30, 2020. Management continues to pursue strategies to optimize efficiencies and maximize production. These efforts may result in a decrease in our operating expenses on a per gallon basis. However, because these expenses do not vary with the level of production at the plant, we expect our operating expenses to remain relatively steady.

Operating Income (Loss)

    We had income from operations for the three months ended April 30, 2021 of $3,718,220, which is approximately 10.7% of our revenues, compared to an operating loss of ($3,883,393), which was approximately (19.2%) of our revenues, for the three months ended April 30, 2020. This increase in income is primarily due to an increase in the price received for ethanol relative to the price we paid for corn.

Other Income (Expense)

    We had total other income for the three months ended April 30, 2021 of $626,413, as compared to total other expense of ($68,197), for the three months ended April 30, 2020. Our increase in other income for the three months ended April 30, 2021, is primarily due to the resale of natural gas.

Results of Operations for the Six Months Ended April 30, 2021 and 2020

    The following table shows the results of our operations and the approximate percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our unaudited statements of operations for the six months ended April 30, 2021 and 2020:

	2021		2020
Statements of Operations Data	Amount (unaudited)	%	Amount (unaudited)	%

Revenues	$63,300,091	100.0%	$47,441,253	100.0%
Cost of Goods Sold	58,495,993	92.4%	51,734,163	109.0%
Gross Profit (Loss)	4,804,098	7.6%	(4,292,910)	(9.0)%
Operating Expenses	1,622,970	2.6%	2,086,328	4.4%
Operating Income (Loss)	3,181,128	5.0%	(6,379,238)	(13.4)%
Other Income (Expense), net	1,327,143	2.1%	(189,035)	(0.4)%
Net Income (Loss)	$4,508,271	7.1%	$(6,568,273)	(13.8)%

    The following table shows the sources of our revenue for the six months ended April 30, 2021 and 2020:

	2021		2020
Revenue Sources	Amount (Unaudited)	%	Amount (Unaudited)	%

Ethanol Sales	$47,098,074	74.5%	$36,136,005	76.1%
Modified Distillers Grains Sales	2,309,172	3.6%	2,454,805	5.2%
Dried Distillers Grains Sales	10,077,509	15.9%	7,209,629	15.2%
Corn Oil Sales	3,815,336	6.0%	1,640,814	3.5%
Total Revenues	$63,300,091	100.0%	$47,441,253	100.0%

Revenue

    Ethanol
    Our ethanol revenues were higher for the six months ended April 30, 2021, as compared to the six months ended April 30, 2020. Revenue from ethanol sales increased by approximately 30.3% during the six months ended April 30, 2021, as compared to the six months ended April 30, 2020, due primarily to an increase in the average price per gallon of ethanol sold during the six months ended April 30, 2021.
The average price per gallon of ethanol sold for the six months ended April 30, 2021 was approximately 34.7% higher than the average price we received for the six months ended April 30, 2020. Ethanol prices had been negatively affected for an extended period by lower domestic demand resulting in part from the use by the Environmental Protection Agency ("EPA") of the small refinery exemption and a decline in ethanol exports due to trade disputes with foreign governments and the institution of a tariff by China on ethanol produced in the United States. Ethanol prices further decreased beginning in the second quarter of our 2020 fiscal year due to a collapse in both domestic and foreign demand as a result of restrictions put in place in response to the COVID-19 pandemic which led to many plants curtailing or stopping ethanol production. Although many plants have since increased production rates, industry-wide production overall has been lower which has had a positive effect on ethanol prices for the period. In addition, higher corn prices during the period have contributed to higher ethanol prices. We also received a premium on ethanol shipped to California after approval from CARB during the second quarter of fiscal year 2021 for our cellulosic pathway, pursuant to the LCFS which requires renewable fuels to meet certain standards in order to be sold into California. However, this pathway does not guarantee a premium for ethanol shipped into California.
Ethanol prices will likely decrease as ethanol plants return to higher ethanol production levels particularly if domestic and foreign ethanol demand continues to be affected by the COVID-19 pandemic. Other factors likely to affect ethanol prices include and changes in domestic corn prices, trade disputes with foreign governments, the EPA's use of the small refinery exemption and approval of the year-round sale of E15.

The number of gallons of ethanol sold decreased by approximately 3% during the six months ended April 30, 2021, as compared to the six months ended April 30, 2020. Our ethanol production levels are currently at an annual rate of approximately 65 million gallons. Management anticipates that the amount of ethanol produced will remain relatively consistent in the future unless economic conditions worsen and we reduce ethanol production levels.

At April 30, 2021, we had no forward fixed price ethanol sales contracts.

We had gains (losses) related to ethanol based derivative instruments of $0 and $47,921 for the six months ended April 30, 2021 and 2020, respectively.

    Distillers Grains

    Revenue from distillers grains sales increased by approximately 28.2% during the six months ended April 30, 2021, as compared to the six months months ended April 30, 2020. The tons of dried distillers grains sold during the six months ended April 30, 2021, increased by approximately 2.1% as compared to the six months ended April 30, 2020 and the tons of modified distillers grains sold during the six months ended April 30, 2021, decreased by approximately 14.2% as compared to the six months ended April 30, 2020. Overall, distillers grains produced decreased due primarily to higher corn oil production levels for the period. Management anticipates that the amount of distillers grains produced will remain relatively consistent in the future unless economic conditions worsen and we reduce ethanol production levels which would then have a corresponding effect on distillers grains.

    For the six months ended April 30, 2021, the average price per ton of dried distillers grains sold was approximately 36.9% higher than the average price we received during the six months ended April 30, 2020, due to increases in the domestic prices of corn and soybeans for the period. For the six months ended April 30, 2021, the average price per ton of modified distillers grains sold was approximately 9.7% higher than during the six months ended April 30, 2020, due to increased demand and reduced production in our local area.

    Distillers grains prices typically change in proportion to domestic corn prices and availability of corn. Domestic demand for distillers grains could decrease if corn prices decline and end-users switch to lower priced alternatives. Management anticipates that both domestic and foreign demand for distillers grains may be negatively affected by the COVID-19 pandemic. Other factors likely to affect distillers grains prices include prices and availability of other commodities, the imposition by China of anti-dumping and anti-subsidy duties on distillers grains produced in the United States and other trade actions by the United States and foreign governments.

Corn Oil

Revenue from corn oil sales increased by approximately 132.5% during the six months ended April 30, 2021, as compared to the six months ended April 30, 2020. This is primarily the result of an increase in the price and the amount of corn oil sold during the six months ended April 30, 2021. The pounds of corn oil sold during the six months ended April 30, 2021, increased by approximately 41% as compared to the the six months ended April 30, 2020 due to an increase in the domestic prices of corn and soybeans for the period. The average price per pound of corn oil sold was approximately 62.5% higher during the six months ended April 30, 2021, as compared to the six months ended April 30, 2020. Factors likely to affect corn oil prices include biodiesel demand, prices of corn and soybeans, the status of the biodiesel blenders' tax credit and fluctuations in supply resulting from some ethanol plants changing ethanol production levels in response to economic conditions.

The amount of corn oil sold increased due to increased corn grind and improved efficiencies leading to increased production for the period. Management anticipates that the amount of corn oil produced will remain relatively consistent in the future unless economic conditions worsen and we reduce ethanol production levels which would then have a corresponding effect on corn oil.

Cost of Goods Sold

    Our two largest costs of production are corn (78.2% of cost of goods sold for the six months ended April 30, 2021) and natural gas (5% of cost of goods sold for the six months ended April 30, 2021). Our total cost of goods sold was approximately 13.1% more during the six months ended April 30, 2021, as compared to the six months ended April 30, 2020.

Corn

    Our average price per bushel of corn for the six months ended April 30, 2021 increased by approximately 23.3% per bushel, as compared to the six months ended April 30, 2020, due to increased export demand coupled with lower domestic corn production.

    Management expects there to be an adequate corn supply available in our area to operate the ethanol plant. However, corn prices have been volatile and are likely to remain so in the future depending on weather conditions, supply and demand, stocks and other factors and could significantly impact our costs of production.

    We used approximately 2.6% more bushels of corn in the six months ended April 30, 2021, as compared to the six months ended April 30, 2020, due to increased production for the period.

    At April 30, 2021, we had 1,122,738 bushels of forward fixed basis corn purchase contracts and 2,335,952 bushels of forward fixed price corn contracts valued at approximately $11,567,000 for various delivery periods through December 2022.

We had gains related to corn derivative instruments of 48,421 for the six months ended April 30, 2021. We had losses related to corn derivative instruments of ($424,373) for the six months ended April 30, 2020.

    Natural Gas

    Our average price per MMBTU of natural gas was approximately 1.6% lower for the six months ended April 30, 2021, as compared to the six months ended April 30, 2020. Natural gas prices were lower due to interim tariff rates levied by Northern Natural Gas in 2020. Management anticipates that natural gas prices will continue at current levels unless the natural gas industry experiences production problems or if there are large increases in natural gas demand.

    For the six months ended April 30, 2021, we purchased approximately 1.0% more natural gas as compared to the six months ended April 30, 2020. This increase in natural gas usage is primarily due to an increase in dried distillers grains production.

    At April 30, 2021, we had 2,712,000 MMBTUs of forward natural gas purchase contracts valued at approximately $6,448,000 for various delivery periods through October 2023.

We had gains (losses) related to natural gas derivative instruments of $0 and $11,240 for the six months ended April 30, 2021 and 2020, respectively.

Operating Expense

    We had operating expenses for the six months ended April 30, 2021 of $1,622,970, as compared to operating expenses of $2,086,328 for the six months ended April 30, 2020. Management attributes this decrease in operating expenses primarily to a decrease in professional fees and consulting for the six months ended April 30, 2021, as compared to the six months ended April 30, 2020. Management continues to pursue strategies to optimize efficiencies and maximize production. These efforts may result in a decrease in our operating expenses on a per gallon basis. However, because these expenses do not vary with the level of production at the plant, we expect our operating expenses to remain relatively steady.

Operating Income

    We had income from operations for the six months ended April 30, 2021 of $3,181,128, which is approximately 5.0% of our revenues, compared to a loss of ($6,379,238), which was approximately (13.4%) of our revenues, for the six months ended April 30, 2020. This increase in income is primarily due to an increase in the price received for ethanol relative to the price we paid for corn.

Other Income (Expense)

    We had total other income for the six months ended April 30, 2021 of $1,327,143, as compared to total other expense of ($189,035) for the six months ended April 30, 2020. Our other income for the six months ended April 30, 2021, consisted primarily of gain on extinguishment of debt related to the forgiveness of the PPP loan and the resale of natural gas partially offset by interest expense.

Changes in Financial Condition for the Six Months Ended April 30, 2021

    The following table highlights the changes in our financial condition as of April 30, 2021 from our previous fiscal year ended October 31, 2020:

	April 30, 2021	October 31, 2020
Current Assets	$21,822,682	$15,705,336
Current Liabilities	11,249,829	12,749,753
Long-Term Liabilities	15,935,752	11,417,150

Current Assets

    The increase in current assets is primarily the result of an increase in cash and cash equivalents, accounts receivable and inventories at April 30, 2021, as compared to October 31, 2020.

Current Liabilities

    The decrease in current liabilities is due primarily to a decrease in accounts payable and accrued expenses at April 30, 2021, as compared to October 31, 2020.

Long-Term Liabilities

    Long-term liabilities increased at April 30, 2021, as compared to October 31, 2020, primarily due to increased borrowings on the Term Revolving Loan.

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

The following table shows cash flows for the six months ended April 30, 2021 and 2020:

	2021	2020
	(unaudited)	(unaudited)
Net cash provided by (used in) operating activities	$1,362,823	$(5,489,679)
Net cash used in investing activities	(5,940,075)	(656,339)
Net cash provided by financing activities	5,134,314	5,146,960

Cash Flow From Operations

We had more cash provided by (used in) operating activities for the six months ended April 30, 2021, as compared to the same period in 2020. This increase was primarily due to an increase in net income partially offset by changes in accounts receivables and inventories for the six months ended April 30, 2021, as compared to the same period in 2020.

Cash Flow From Investing Activities

We used more cash in investing activities for the six months period ended April 30, 2021, as compared to the same period in 2020. This change was primarily due to an increase in capital expenditures due to our USP grade ethanol project during the six months ended April 30, 2021.

Cash Flow From Financing Activities

We had approximately the same cash provided by financing activities during the six months ended April 30, 2021, as compared to the same period in 2020. Our cash provided by financing activities resulted primarily from net borrowings on long-term debt during the six months ended April 30, 2021.

Short-Term and Long-Term Debt Sources

    Our loan facility with Compeer Financial f/k/a AgStar Financial Services, PCA ("Compeer") included a $20,000,000 Term Revolving Loan and a term loan in the original amount of $6,000,000 (the "2020 Term Loan") to be used to fund certain improvements to the ethanol production facility. On March 15, 2021, we amended our loan facility to add a Revolving Line of Credit Loan. The specifics of the Revolving Line of Credit Loan are set forth below.

Our loan facility with Compeer is secured by substantially all business assets and also subjects the Company to various financial and non-financial covenants.

    Term Revolving Loan

The Term Revolving Loan is for up to $20,000,000 with a variable interest rate based on the 30-day LIBOR rate plus 325 basis points with no minimum interest rate. The applicable interest rate at April 30, 2021 was 3.36%. The Term Revolving Loan may be advanced, repaid and re-borrowed during the term. Monthly interest payments are due on the Term Revolving Loan with payment of all amounts outstanding due on January 22, 2023. The outstanding balance on this note was $12,499,000 at April 30, 2021. We pay interest at a rate of 1.50% on amounts outstanding for letters of credit which also reduce the amount available under the Term Revolving Loan. We had no letters of credit outstanding at April 30, 2021. We are also required to pay unused commitment fees for the Term Revolving Loan.

    2020 Term Loan

The 2020 Term Loan has a variable interest rate based on the Wall Street Journal's Prime Rate plus 45 basis points with no minimum interest rate. The applicable interest rate at April 30, 2021 was 3.70%. Beginning January 1, 2021, monthly principal payments will be due on the 2020 Term Loan of approximately $250,000 plus accrued interest with payments of all amounts outstanding due on September 14, 2022. The outstanding balance on this note was $4,750,000 at April 30, 2021.

Revolving Line of Credit Loan

The Revolving Line of Credit Loan is for an amount equal to the borrowing base, with a maximum limit of $10,000,000, with a variable interest rate based on at the 30-day LIBOR rate plus 325 basis points with no minimum interest rate. The amount available to borrow per the borrowing base calculations at April 30, 2021 was approximately $6,800,000. The applicable interest rate at April 30, 2021 was 3.36%. The Revolving Line of Credit Loan may be advanced, repaid and re-borrowed during the term. Monthly interest payments are due on the Revolving Line of Credit Loan with payment of all amounts outstanding due on March 15, 2022. The outstanding balance on this note was $0 at April 30, 2021. We are also required to pay unused commitment fees for the Revolving Line of Credit Loan.

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

    PPP Loan

    In March 2020, Congress passed a stimulus bill called the CARES Act to provide economic relief related to the COVID-19 pandemic. One of the programs established by the Cares Act is the Paycheck Protection Program ("PPP"), authorizing loans to small business for use in paying employees that continue to work throughout the COVID-19 pandemic and for rent, utilities and interest on mortgages. Loans obtained through the PPP are administered by the Small Business Administration and eligible to be forgiven as long as the proceeds are used for qualifying purposes and other conditions are met. On April 14, 2020, we were awarded a PPP loan in the amount of $712,200. In January 2021, we received notification from the Small Business Administration that all loan proceeds received by the Company were forgiven. Due to the forgiveness of the loan, we recorded on a gain on debt extinguishment in the statement of operations for $712,000 for the six months ended April 30, 2021.

Capital Expenditures

    On August 26, 2020, we entered into an agreement with Nelson Baker Biotech, Inc. to install a system which will allow us to produce hydrous USP grade ethanol for use in the hand sanitizer and sanitizer market. We commenced construction in November, 2020 and were nearing completion of the project during the second quarter of our 2021 fiscal year. We expect to start production of high purity alcohol during the third fiscal quarter of our 2021 fiscal year.

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

    As of April 30, 2021, the fair values of our commodity-based derivative instruments are a net liability of approximately $51,000. As the prices of the hedged commodity moves in reaction to market trends and information, our statement of operations will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to protect the Company over the term of the contracts for the hedged amounts.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from our Term Revolving Loan, 2020 Term Loan and Revolving Line of Credit Loan, each bearing a variable interest rate.  As of April 30, 2021, we had $12,499,000 outstanding on the Term Revolving Loan, $4,750,000 outstanding on the 2020 Term Loan and $0 outstanding on the Revolving Line of Credit Loan. Interest will accrue at the 30-day LIBOR rate plus 325 basis points for the Term Revolving Loan. The applicable interest rate on this loan at April 30, 2021 was 3.36%. The 2020 Term Loan is subject to a variable interest rate based on the Wall Street Journal's Prime Rate plus 45 basis points. The applicable interest rate on the 2020 Term Loan at April 30, 2021 was 3.70%. Interest will accrue at 30-day LIBOR rate plus 325 basis points on the Revolving Line of Credit Loan. The applicable interest rate at April 30, 2021 for the Revolving Line of Credit Loan was 3.36%. If we were to experience a 10% adverse change in the applicable interest rate, the annual effect such change would have on our statement of operations, based on the amount we had outstanding on our Term Revolving Loan, 2020 Term Loan and Revolving Line of Credit Loan at April 30, 2021, would be approximately $60,000. The specifics of each note are discussed in greater detail in “Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

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

    In the ordinary course of business, we enter into forward contracts for our commodity purchases. At April 30, 2021, we had 1,122,738 bushels of forward fixed basis corn purchase contracts and 2,335,952 bushels of forward fixed price corn purchase contracts valued at approximately $11,567,000. These purchase contracts are for various delivery periods through December 2022. At April 30, 2021, we had 2,712,000 MMBTUs of forward natural gas fixed price purchase contracts valued at approximately $6,448,000 for delivery periods through October 2023. In addition, at April 30, 2021, we had 248,400 gallons of forward fixed price denaturant purchase contracts valued at approximately $292,000 for delivery periods through June 2021.

    In the ordinary course of business, we enter into forward contracts for our commodity sales. At April 30, 2021, we had 9,476 tons of forward fixed price dried distillers grains sales contracts valued at approximately $2,015,000 for delivery periods through December 2021. At April 30, 2021, we had 5,100 tons of forward fixed price modified distillers grains sales contracts valued at approximately $454,000 for delivery periods through August 2021. In addition, at April 30, 2021, we had 1,056,000 pounds of forward fixed price corn oil sales contracts valued at approximately $542,000 for delivery periods through June 2021.
    These derivatives have not been designated as effective hedges for accounting purposes and are forecasted to settle within the next twelve months. We had gains related to corn derivative instruments of $188,563 for the three months ended April 30, 2021. We had losses related to corn derivative instruments of $462,728 for the three months ended April 30, 2020. We had gains (losses) related to ethanol based derivative instruments of $0 and ($13,350) for the three months ended April 30, 2021 and 2020, respectively. We had gains (losses) related to natural gas derivative instruments of $0 and $4,919 for the three months ended April 30, 2021 and 2020, respectively.

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

A sensitivity analysis has been prepared to estimate our exposure to ethanol, distillers grains, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas prices and average ethanol and distillers grains prices as of April 30, 2021 net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from April 30, 2021. The results of this analysis, which may differ from actual results, are approximately as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price as of April 30, 2021	Approximate Adverse Change to Income
Natural Gas	1,493,000	MMBTU	10%	$437,000
Ethanol	66,000,000	Gallons	10%	$13,530,000
Corn	22,000,000	Bushels	10%	$15,048,000
DDGs	116,000	Tons	10%	$2,645,000

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

Our management, including our Chief Executive Officer (the principal executive officer), Brian Kletscher, along with our Chief Financial Officer (the principal financial officer), Lucas Schneider, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of April 30, 2021.  Based on this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

    There were no changes in our internal control over financial reporting during the three months ended April 30, 2021, which were identified in connection with management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

An increase in foreign ethanol imports to the United Stated could have a negative impact on ethanol prices. We face competition from ethanol produced outside of the United States. If ethanol imports were to increase that could impact demand for ethanol produced in the United States which could negatively impact the market price of ethanol and our ability to profitably operate the ethanol plant.

Increases in exports of corn produced in the United States could result in higher corn prices which could reduce our profitability.  Our results of operations and financial condition are significantly affected by the cost and supply of corn. If exports of corn produced in the United States to other countries were to increase, this could result in decreased domestic supply and higher corn prices in the United States. Higher corn prices could lead to lower profit margins negatively affecting our financial performance.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Units Purchased	Average Price Paid per Unit $	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs
February 1, 2021 - February 28, 2021	1	5,500	—	—
March 1, 2021 - March 31, 2021	2	5,500	—	—
April 1, 2021 - April 30, 2021	2	5,500	—	—
Total	5	27,500	—	—

Item 3. Defaults Upon Senior Securities

    None.

Item 4. Mine Safety Disclosures

    None.

Item 5. Other Information

    None.

Item 6. Exhibits.

(a)The following exhibits are filed as part of this report.

Exhibit No.	Exhibit
31.1	Certificate Pursuant to 17 CFR 240.13a-14(a)*
31.2	Certificate Pursuant to 17 CFR 240.13a-14(a)*
32.1	Certificate Pursuant to 18 U.S.C. Section 1350*
32.2	Certificate Pursuant to 18 U.S.C. Section 1350*
101	The following financial information from Highwater Ethanol, LLC's Quarterly Report on Form 10-Q for the quarter ended April 30, 2021, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets as of April 30, 2021 and October 31, 2020, (ii) Condensed Statements of Operations for the three and six months ended April 30, 2021 and 2020, (iii) Statements of Cash Flows for the three and six months ended April 30, 2021 and 2020, (iv) the Notes to Condensed Financial Statements and (v) Condensed Statements of Changes in Members' Equity for the three and six months ended April 30, 2021 and 2020.**
(+) Confidential Treatment Requested.
* Filed herewith.
** Furnished herewith.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HIGHWATER ETHANOL, LLC

Date:	June 11, 2021	/s/ Brian Kletscher
Brian Kletscher
Chief Executive Officer
(Principal Executive Officer)

Date:	June 11, 2021	/s/ Lucas Schneider
Lucas Schneider
Chief Financial Officer
(Principal Financial and Accounting Officer)