Form 10-Q
period 2021-07-31
HIGHWATER ETHANOL LLC
filed 2021-09-10
CIK 1371451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

	For the quarterly period ended	July 31, 2021

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

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
☐ Yes     ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  As of September 10, 2021 there were 4,782 membership units outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HIGHWATER ETHANOL, LLC
Condensed Balance Sheets

ASSETS	July 31, 2021	October 31, 2020
	(Unaudited)
Current Assets
Cash and cash equivalents	$861,192	$667,317
Derivative instruments	209,170	260,397
Accounts receivable	2,521,966	3,797,905
Inventories	14,468,236	10,677,970
Prepaids and other	230,579	301,747
Total current assets	18,291,143	15,705,336

Property and Equipment
Land and land improvements	12,836,332	12,836,332
Buildings	38,848,218	38,818,532
Office equipment	1,171,866	1,164,313
Plant and process equipment	79,708,477	79,087,375
Vehicles	123,779	123,779
Construction in progress	6,575,459	2,547,117
	139,264,131	134,577,448
Less accumulated depreciation	(88,635,561)	(81,868,902)
Net property and equipment	50,628,570	52,708,546

Other Assets
Investments	3,438,283	3,113,078
Right of use asset - operating leases	453,056	558,300
Right of use asset - finance leases	1,132,675	1,235,645
Other	1,333,232	—
Deposits	293,640	409,283
Total other assets	6,650,886	5,316,306

Total Assets	$75,570,599	$73,730,188

LIABILITIES AND MEMBERS' EQUITY	July 31, 2021	October 31, 2020
	(Unaudited)
Current Liabilities
Accounts payable	$7,119,662	$8,613,714
Accrued expenses	1,253,415	1,047,786
Current maturities of long-term debt	2,738,420	2,835,045
Current portion of operating lease liability	147,237	141,300
Current portion of finance lease liability	116,609	111,908
Total Current Liabilities	11,375,343	12,749,753

Long-Term Liabilities
Long Term Debt	2,747,564	9,845,051
Operating lease liability	305,819	417,000
Finance lease liability	1,067,046	1,155,099
Total Long-Term Liabilities	4,120,429	11,417,150

Commitments and Contingencies

Members' Equity
Members' equity, 4,785 and 4,798 units outstanding	60,074,827	49,563,285

Total Liabilities and Members’ Equity	$75,570,599	$73,730,188

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Condensed Unaudited Statements of Operations

	Three Months Ended		Nine Months Ended
	July 31, 2021	July 31, 2020	July 31, 2021	July 31, 2020

Revenues	$46,988,806	$24,238,999	$110,288,897	$71,680,252

Cost of Goods Sold	40,064,915	22,963,801	98,560,908	74,697,964

Gross Profit (Loss)	6,923,891	1,275,198	11,727,989	(3,017,712)

Operating Expenses	826,728	777,714	2,449,699	2,864,042

Operating Income (Loss)	6,097,163	497,484	9,278,290	(5,881,754)

Other Income (Expense)
Interest income	3,441	31	4,064	3,268
Other income	2,821	57,917	783,155	159,060
Interest expense	(90,793)	(172,493)	(407,210)	(531,271)
Gain on debt extinguishment	—	—	712,200	—
Income (loss) from equity method investments	62,139	(16,665)	212,543	48,698
Total other income (expense), net	(22,392)	(131,210)	1,304,752	(320,245)

Net Income (Loss)	$6,074,771	$366,274	$10,583,042	$(6,201,999)

Weighted Average Units Outstanding	4,786	4,801	4,789	4,805
Net Income (Loss) Per Unit, Basic and Diluted	$1,269.28	$76.29	$2,209.86	$(1,290.74)
Distributions Per Unit	$—	$—	$—	$—

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Statements of Changes in Members' Equity (Unaudited)

Members' Equity

Balance - October 31, 2019	$55,984,451

Net loss for the three-month period ended January 31, 2020	(2,616,683)

Balance - January 31, 2020	$53,367,768

Net loss for the three-month period ended April 30, 2020	(3,951,590)

Member unit repurchase, 2 units	(13,000)

Balance - April 30, 2020	$49,403,178

Net income for the three-month period ended July 31, 2020	366,274

Member unit repurchase, 7 units	(42,000)

Balance - July 31, 2020	49,727,452

Members' Equity

Balance - October 31, 2020	$49,563,285

Net income for the three-month period ended January 31, 2021	163,638

Member unit repurchase, 6 units	(33,000)

Balance - January 31, 2021	$49,693,923

Net income for the three month period ended April 30, 2021	4,344,633

Member unit repurchase, 5 units	(27,500)

Balance - April 30, 2021	$54,011,056

Net income for the three month period ended July 31, 2021	6,074,771

Member unit repurchase, 2 units	(11,000)

Balance - July 31, 2021	$60,074,827

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Condensed Unaudited Statements of Cash Flows

	Nine Months Ended
	July 31, 2021	July 31, 2020
Cash Flows from Operating Activities
Net income (loss)	$10,583,042	$(6,201,999)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	7,304,485	6,921,965
Distributions in excess of earnings from equity method investments	(95,246)	95,348
Gain on debt extinguishment	(712,200)	—
Non-cash patronage income	(229,959)	(423,406)
Changes in assets and liabilities
Accounts receivable	1,275,939	288,856
Inventories	(3,790,266)	(1,931,182)
Derivative instruments	51,228	266,807
Prepaids and other	186,811	(270,544)
Accounts payable	(1,531,028)	(1,654,271)
Accrued expenses	205,629	(44,482)
Net cash provided by (used in) operating activities	13,248,435	(2,952,908)

Cash Flows from Investing Activities
Capital expenditures	(6,399,708)	(1,154,840)
Net cash used in investing activities	(6,399,708)	(1,154,840)

Cash Flows from Financing Activities
Payments on long-term debt	(34,500,000)	(8,750,000)
Proceeds from long-term debt	28,000,000	12,712,200
Member unit repurchases	(71,500)	(55,000)
Payment on finance lease liability	(83,352)	(78,902)
Net cash provided by (used in) financing activities	(6,654,852)	3,828,298

Net Increase (Decrease) in Cash and Cash Equivalents	193,875	(279,450)

Cash and Cash equivalents – Beginning of Period	667,317	1,639,114

Cash and Cash equivalents – End of Period	$861,192	$1,359,664

Supplemental Cash Flow Information
Cash paid for interest	$312,528	$451,443

Supplemental Disclosure of Noncash Financing and Investing Activities
Capital expenditures included in accounts payable	$93,346	$55,523
Establishment of lease liability and right of use asset	$—	$2,064,994

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
July 31, 2021

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

In the opinion of management, the interim condensed financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for fair presentation of the Company's financial position as of July 31, 2021 and the results of operations and cash flows for all periods presented.

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

Revenue Recognition

ASC Topic 606, Revenue from Contracts with Customers, further details the Company’s requirement to recognize revenue of transferred goods or services to customers in an amount which is expected to be received in exchange for those goods or services. Five steps are required as part of the new guidance: 1. Identify the contract 2. Identify the performance obligations 3. Determine the transaction price 4. Allocate the transaction price to the performance obligation 5. Recognize revenue when each performance obligation is satisfied.
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
July 31, 2021

consideration that we expect to receive in exchange for those goods or services.

•ethanol sales
•modified distillers grains sales
•dried distillers grains sales
•corn oil sales

Disaggregation of revenue:

All revenue recognized in the statement of operations is considered to be revenue from contracts with customers. The following table depicts the disaggregation of revenue according to product line for the three and nine months ended July 31, 2021 and 2020:

	Three Months Ended July 31, 2021	Three Months Ended July 31, 2020	Nine Months Ended July 31, 2021	Nine Months Ended July 31, 2020
Revenue Sources	Amount	Amount	Amount	Amount

Ethanol Sales	$36,806,165	$18,995,177	$83,904,239	$55,131,182
Modified Distillers Grains Sales	1,233,334	882,235	3,542,506	3,337,040
Dried Distillers Grains Sales	6,063,807	3,254,884	16,141,316	10,464,513
Corn Oil Sales	2,885,500	1,106,703	6,700,836	2,747,517
Total Revenues	$46,988,806	$24,238,999	$110,288,897	$71,680,252

Contract assets and contract liabilities:

The Company had no short term contract liabilities from contracts with customers at July 31, 2021 or October 31, 2020.

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

HIGHWATER ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
July 31, 2021

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

The Company enters into ethanol, corn and natural gas derivatives in order to protect cash flows from fluctuations caused by volatility in prices. These derivatives are not designated as effective hedges for accounting purposes. For derivative instruments that are not accounted for as hedges, or for the ineffective portions of qualifying hedges, the change in fair value is recorded through earnings in the period of change. Corn and natural gas derivative changes in fair market value are included in costs of goods sold.

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

In accordance with the Company’s policy for evaluating impairment of long-lived assets described above, when a triggering event occurs management evaluates the recoverability of the facilities based on projected future cash flows from operations over the facilities’ estimated useful lives. In determining the projected future undiscounted cash flows, the Company makes significant assumptions concerning the future viability of the ethanol industry, the future price of corn in relation to the future price of ethanol and the overall demand in relation to production and supply capacity. The Company has not recorded any impairment for the nine months ended July 31, 2021 and 2020.

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts receivable, and accounts payable, and other working capital items approximate fair value at July 31, 2021 due to the short maturity nature of these instruments (Level 2).

Derivative instruments are carried at fair value, based on dealer quotes and live trading levels (Note 5).

The Company believes the carrying amount of the long-term debt approximates fair value due to a significant portion of total indebtedness containing variable interest rates and this rate is a market interest rate for these borrowings (Level 2).

Investments

The Company has a 5.3% investment interest in an unlisted company, Renewable Products Marketing Group, LLC (RPMG), who markets the Company’s ethanol. The Company also has a 7% ownership interest in Lawrenceville Tank, LLC (LT), which owns and operates a trans load/tank facility near Atlanta, Georgia. These investments are flow-through entities and are being accounted for by the equity method of accounting under which the Company’s share of net income is recognized as income in the Company’s statements of operations and added to the investment account. Distributions or dividends received from the investment are treated as a reduction of the investment account. The Company consistently follows the practice of recognizing the net income (loss) from equity method investments based on the most recent reliable data. Therefore, the net income (loss) which is reported in the Company's statement of operations for the period ended July 31, 2021 is based on the investee’s results of operations for the period ended June 30, 2021.

HIGHWATER ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
July 31, 2021

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

The ethanol industry experienced adverse conditions throughout most of 2018 and 2019 as a result of industry-wide record low ethanol prices due to reduced demand and high industry inventory levels. These adverse conditions continued into 2020 and were compounded by the COVID-19 pandemic. As a result, the Company experienced negative operating margins, lower cash flow from operations and net operating losses. In response, the Company reduced its ethanol production levels by up to 25%. As conditions improved in June 2020, the Company began increasing its ethanol production rate to approximately 65 million gallons annually. The Company continues to monitor COVID-19 developments and the effect on demand for its products in order to make adjustments to production levels as warranted.

3. INVENTORIES

Inventories consisted of the following at:

	July 31, 2021	October 31, 2020

Raw materials	$4,157,106	$5,673,918
Spare parts and supplies	3,839,559	3,543,395
Work in process	1,217,034	804,455
Finished goods	5,254,537	656,202
Total	$14,468,236	$10,677,970

The Company recorded a lower of cost or net realizable value write-down on ethanol and distillers grains inventory of approximately $92,000 and $0 at July 31, 2021 and October 31, 2020, respectively.

4. DERIVATIVE INSTRUMENTS

As of July 31, 2021, the Company had entered into corn derivative instruments, which are required to be recorded as either assets or liabilities at fair value in the balance sheet. The Company uses these instruments to manage risks from changes in market rates and prices. Derivatives qualify for treatment as hedges when there is a high correlation between the change in fair value of the derivative instrument and the related change in value of the underlying hedged item. The Company may designate the hedging instruments based upon the exposure being hedged as a fair value hedge or a cash flow hedge. The derivative instruments outstanding at July 31, 2021 are not designated as hedges for accounting purposes.

HIGHWATER ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
July 31, 2021

Commodity Contracts

The following tables provide details regarding the Company's derivative instruments at July 31, 2021 and October 31, 2020:

Instrument	Balance Sheet location	July 31, 2021	October 31, 2020

Corn, natural gas and ethanol contracts
In gain position		$153,125	$—
In loss position		(383,375)	(889,750)
Deposits with broker		439,420	1,150,147
	Current assets	$209,170	$260,397

The following tables provide details regarding the gains (losses) from the Company's derivative instruments in the statements of operations, none of which are designated as hedging instruments:

	Statement of	Three Months Ended July 31,
	Operations location	2021	2020
Ethanol contracts	Revenues	—	$(530,492)
Corn contracts	Cost of goods sold	139,869	159,640

	Statement of	Nine Months Ended July 31,
	Operations location	2021	2020
Ethanol contracts	Revenues	$—	$(482,571)
Corn contracts	Cost of goods sold	188,290	(264,733)
Natural gas contracts	Cost of goods sold	—	11,240

5. FAIR VALUE MEASUREMENTS

The following table provides information on those assets (liabilities) measured at fair value on a recurring basis.

	Fair Value as of	Fair Value Measurement Using
	July 31, 2021	Level 1	Level 2	Level 3
Derivative instruments - commodities
In gain position	$153,125	$—	$153,125	$—
In loss position	(383,375)	(21,187)	(362,188)	—

	Fair Value as of	Fair Value Measurement Using
	October 31, 2020	Level 1	Level 2	Level 3
Derivative instruments - commodities
In loss position	$(889,750)	$(71,037)	$(818,713)	$—

The Company determines the fair values of commodities by obtaining the fair value measurements from an independent pricing service based on dealer quotes and live trading levels from the Chicago Board of Trade.

HIGHWATER ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
July 31, 2021

6. DEBT FINANCING

Long-term debt consists of the following at:

	July 31, 2021	October 31, 2020
Term Revolving Loan	$1,499,000	$5,999,000

2020 Term Loan	4,000,000	6,000,000

PPP Loan	—	712,200

Total	5,499,000	12,711,200

Less Debt Issuance Costs	(13,016)	(31,104)

Less amounts due within one year	(2,738,420)	(2,835,045)

Net long-term debt	$2,747,564	$9,845,051

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
Term Revolving Loan

The Term Revolving Loan is for $20,000,000 with a variable interest rate based on the 30-day LIBOR rate plus 325 basis points with no minimum interest rate. The applicable interest rate at July 31, 2021 was 3.32%. The Term Revolving Loan may be advanced, repaid and re-borrowed during the term. Monthly interest payments are due on the Term Revolving Loan. Payment of all amounts outstanding are due on January 22, 2023. The outstanding balance on this note was $1,499,000 at July 31, 2021. The Company pays interest at a rate of 1.50% on amounts outstanding for letters of credit which also reduce the amount available under the Term Revolving Loan. The Company has no letters of credit outstanding at July 31, 2021. The Company is also required to pay unused commitment fees for the Term Revolving Loan.

2020 Term Loan

The 2020 Term Loan is for up to $6,000,000 with a variable interest rate based on the Wall Street Journal's Prime Rate plus 45 basis points with no minimum interest rate. The applicable interest rate at July 31, 2021 was 3.70%. Beginning on January 1, 2021, monthly principal payments are due on the 2020 Term Loan of approximately $250,000 plus accrued interest with payments of all amounts outstanding due on September 14, 2022. The outstanding balance on this note was $4,000,000 at July 31, 2021.

Revolving Line of Credit Loan

The Revolving Line of Credit Loan is for an amount equal to the borrowing base, with a maximum limit of $10,000,000, with a variable interest rate based on at the 30-day LIBOR rate plus 325 basis points with no minimum interest rate. The amount available to borrow per the borrowing base calculations at July 31, 2021 was approximately $3,400,000. The applicable interest rate at July 31, 2021 was 3.32%. The Revolving Line of Credit Loan may be advanced, repaid and re-borrowed during the term. Monthly interest payments are due on the Revolving Line of Credit Loan with payment of all amounts outstanding due on March 15, 2022. The outstanding balance on this note was $0 at July 31, 2021. The Company is also required to pay unused commitment fees for the Revolving Line of Credit Loan.

HIGHWATER ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
July 31, 2021

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
PPP Loan

In March 2020, Congress passed a stimulus bill called the CARES Act to provide economic relief related to the COVID-19 pandemic. One of the programs established by the CARES Act is the Paycheck Protection Program ("PPP"), authorizing loans to small business for use in paying employees that continue to work throughout the COVID-19 pandemic and for qualifying rent, utilities and interest on mortgages. Loans obtained through the PPP are administered by the Small Business Administration and eligible to be forgiven as long as the Company met the requirements and the proceeds are used for qualifying purposes and other conditions are met. On April 14, 2020, the Company was awarded a PPP loan in the amount of $712,200. In January 2021, the Company received notification from the Small Business Administration that all loan proceeds received by the Company were forgiven. Due to the forgiveness of the loan, the Company recorded on a gain on debt extinguishment in the statement of operations for $712,000 for the nine months ended July 31, 2021.

The estimated maturities of the long-term debt at July 31, 2021 are as follows:

	Principal	Debt Issuance Costs	Total
July 2022	2,750,000	(11,580)	2,738,420
July 2023	2,749,000	(1,436)	2,747,564
Long-term debt	$5,499,000	$(13,016)	$5,485,984

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
July 31, 2021

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

The following table summarizes the remaining maturities of the Company’s operating and finance lease liabilities as of July 31, 2021:

For the Period Ending July 31,	Operating Leases	Finance Leases
2022	$168,480	$178,800
2023	168,480	178,800
2024	154,440	178,800
2025	—	178,800
2026	—	178,800
Thereafter	—	581,100
Totals	491,400	1,475,100
Amount representing interest	(38,344)	(291,445)
Lease liability	$453,056	$1,183,655

Lease Cost	Three Months ended July 31, 2021	Nine Months ended July 31, 2021

Operating lease cost	$42,120	$126,360
Short term lease cost	10,132	55,026
Finance lease cost
Amortization of leased assets	34,323	102,969
Interest on lease liabilities	16,534	50,748

Net lease cost	$103,109	$335,103

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

Construction Agreement

The Company entered into an agreement with a contractor for the installation of a system to produce 20MGY hydrous USP grade ethanol which is used in the sanitizer market. The agreement provides for a fixed price which includes design, engineering and construction management. Monthly applications for payment are issued based on progress and final payment is due upon final completion of the work. The agreement provides that the Company may suspend work for a period of not more than 60 days, subject to a potential adjustment in price and contract time, and may terminate for cause after notice and opportunity to cure. The contractor may stop work or terminate the agreement if work is suspended for more than 60 days or for payment default after notice and opportunity to cure. The remaining project commitment at July 31, 2021 is approximately $72,000.

Regulatory Agencies

The Company is subject to oversight from regulatory agencies regarding environmental concerns which arise in the ordinary course of its business.

Forward Contracts

In the ordinary course of business, we enter into forward contracts for our commodity purchases and sales. Forward contracts are as follows at July 31, 2021:

	Quantity	Average Price	Delivery Date

Purchase of corn (in bushels):
Basis Contracts	1,311,936		By 12/31/23
Priced Contracts	3,593,140	$6.17	By 12/31/22
Total	4,905,076

Purchase of natural gas (in dekatherms):
Priced contracts	2,861,000	$2.53	By 3/31/24
Total	2,861,000

Purchase of denaturant (in gallons):
Priced contracts	110,400	$1.73	By 8/31/21
Total	110,400

Sales of dry distillers grains (in tons):
Priced contracts	9,425	$191.03	By 12/31/21
Total	9,425

Sales of modified distillers grains (in tons)
Priced contracts	2,300	$98.00	By 9/30/21
Total	2,300

Sales of corn oil (in pounds)
Priced contracts	1,712,000	$0.62	By 9/30/21
Total	1,712,000

Sales of ethanol (in gallons)
Priced contracts	5,529,600	$1.93	By 10/31/21
Total	5,529,600

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three and nine month periods ended July 31, 2021, compared to the same period of the prior fiscal year. This discussion should be read in conjunction with the condensed financial statements and notes and the information contained in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2020.

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

    On August 26, 2020, we entered into an agreement with Nelson Baker BioTech, Inc. to install a system which will allow us to produce hydrous USP grade ethanol for use in the sanitizer market. We commenced construction in November, 2020 and were nearing completion of the project at the end of the third quarter of our 2021 fiscal year. We expect to start production of high purity alcohol during the fourth quarter of our 2021 fiscal year. We have executed an agreement with RPMG, Inc. ("RPMG") to be the exclusive marketer of our high purity alcohol. RPMG is currently our exclusive marketer and distributor of ethanol and corn oil. We are also an owner of Renewable Products Marketing Group, LLC, the parent entity of RPMG.

    We expect to fund our operations during the next 12 months using cash flow from our continuing operations and our current credit facilities. However, should we experience unfavorable operating conditions in the ethanol industry that prevent us from profitably operating the ethanol plant, we may need to seek additional funding.

Results of Operations for the Three Months Ended July 31, 2021 and 2020

    The following table shows the results of our operations and the approximate percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our unaudited statements of operations for the three months ended July 31, 2021 and 2020:

	2021		2020
Statements of Operations Data	Amount (unaudited)	%	Amount (unaudited)	%

Revenues	$46,988,806	100.00%	$24,238,999	100.00%
Cost of Goods Sold	40,064,915	85.26%	22,963,801	94.74%
Gross Profit	6,923,891	14.74%	1,275,198	5.26%
Operating Expenses	826,728	1.76%	777,714	3.21%
Operating Income	6,097,163	12.98%	497,484	2.05%
Other Income (Expense), net	(22,392)	(0.05)%	(131,210)	(0.54)%
Net Income	$6,074,771	12.93%	$366,274	(19.50)%

    The following table shows the sources of our revenue for the three months ended July 31, 2021 and 2020:

	2021		2020
Revenue Sources	Amount (Unaudited)	%	Amount (Unaudited)	%

Ethanol Sales	$36,806,165	78.33%	$18,995,177	78.37%
Modified Distillers Grains Sales	1,233,334	2.62%	882,235	3.64%
Dried Distillers Grains Sales	6,063,807	12.91%	3,254,884	13.43%
Corn Oil Sales	2,885,500	6.14%	1,106,703	4.56%
Total Revenues	$46,988,806	100.00%	$24,238,999	100.00%

Revenue

    Ethanol
    Our ethanol revenues were higher for the three months ended July 31, 2021, as compared to the three months ended July 31, 2020. Revenue from ethanol sales increased by approximately 94.2% during the three months ended July 31, 2021, as compared to the three months ended July 31, 2020, due primarily to an increase in the average price per gallon and the number of gallons of ethanol sold during the three months ended July 31, 2021.
The average price per gallon of ethanol sold for the three months ended July 31, 2021 was approximately 79.5% higher than the average price we received for the three months ended July 31, 2020. Ethanol prices for the three months ended July 31, 2020 were lower due to decreased domestic and foreign demand as a result of restrictions put in place in response to the COVID-19 pandemic. In addition, higher corn prices during the three months ended July 31, 2021 have contributed to higher ethanol prices for the period. We also received a premium on ethanol shipped to California during the three months ended July 31, 2021 due to approval from CARB for our cellulosic pathway pursuant to the Low Carbon Fuel Standard (the “LCFS”). The LCFS requires renewable fuels to meet certain standards in order to be sold into California. However, this pathway does not guarantee a premium for ethanol shipped into California.
Factors likely to affect ethanol prices include changes in domestic corn prices and corn supply, trade disputes with foreign governments, changes in domestic and foreign demand due to the COVID-19 pandemic, the EPA's use of the small refinery exemption and the recent appellate court decision overturning the EPA's rule allowing the year-round sale of E15.

    The number of gallons of ethanol sold during the three months ended July 31, 2021 increased by approximately 7.9%, as compared to the three months ended July 31, 2020. The number of gallons of ethanol sold during the three months ended July 31, 2020 were lower due to decreased production levels in response to a collapse in domestic and foreign demand as a result of restrictions put in place in response to the COVID-19 pandemic. As conditions improved in June 2020, we began increasing production levels to an annual rate of approximately 65 million gallons and our ethanol production levels are currently at an annual rate of approximately 65 million gallons. Management anticipates that the amount of ethanol produced will remain relatively consistent in the future unless economic conditions worsen and we reduce ethanol production levels.

At July 31, 2021, we had 5,529,600 gallons of forward fixed price ethanol sales contracts valued at approximately $10,672,000 for delivery periods through October 2021.

We had gains (losses) related to ethanol based derivative instruments of $0 and ($530,492) for the three months ended July 31, 2021 and 2020, respectively.

    Distillers Grains

    Revenue from distillers grains sales increased by approximately 76.4% during the three months ended July 31, 2021, as compared to the three months ended July 31, 2020. The tons of dried distillers grains sold during the three months ended July 31, 2021, increased by approximately 18.5%, as compared to the three months ended July 31, 2020 and the tons of modified distillers grains sold during the three months ended July 31, 2021, increased by approximately 14.6%, as compared to the three months ended July 31, 2020. Overall, distillers grains sold increased due primarily to increased corn grind offset by higher corn oil production levels for the period which led to higher production levels for the period. Management anticipates that the amount of distillers grains produced will remain relatively consistent in the future unless economic conditions worsen and we reduce ethanol production levels which would then have a corresponding effect on distillers grains.

    For the three months ended July 31, 2021, the average price per ton of dried distillers grains sold was approximately 57.2% higher than the average price we received during the three months ended July 31, 2020, due to increases in the domestic prices of corn and soybeans for the period. For the three months ended July 31, 2021, the average price per ton of modified distillers grains sold was approximately 22.0% higher than during the three months ended July 31, 2020, due to increased demand and reduced production in our local area.

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

Corn Oil

Revenue from corn oil sales increased by approximately 160.73% during the three months ended July 31, 2021, as compared to the three months ended July 31, 2020. This is primarily the result of an increase in the price and the amount of corn oil sold during the three months ended July 31, 2021. The average price per pound of corn oil sold was approximately 116.0% higher during the three months ended July 31, 2021, as compared to the three months ended July 31, 2020 due to an increase in the domestic prices of corn and soybeans and increased biodiesel production for the period. Factors likely to affect corn oil prices include biodiesel demand, prices of corn and soybeans, the status of the biodiesel blenders' tax credit and new crop corn oil content.

The pounds of corn oil sold during the three months ended July 31, 2021, increased by approximately 19.3%, as compared to the three months ended July 31, 2020. The amount of corn oil sold increased due to increased corn grind and improved efficiencies leading to increased production for the period. Management anticipates that the amount of corn oil produced will remain relatively consistent in the future unless economic conditions worsen and we reduce ethanol production levels which would then have a corresponding effect on corn oil.

Cost of Goods Sold

    Our two largest costs of production are corn (81.1% of cost of goods sold for the three months ended July 31, 2021) and natural gas (2.5% of cost of goods sold for the three months ended July 31, 2021). Our total cost of goods sold was approximately 74.47% more during the three months ended July 31, 2021, as compared to the three months ended July 31, 2020.

Corn

    Our average price per bushel of corn for the three months ended July 31, 2021 increased by approximately 95.4% per bushel, as compared to the three months ended July 31, 2020 due to dry weather conditions in the upper Midwest and increased export demand coupled with lower expected domestic corn production.

    Management expects there to be an adequate corn supply available in our area to operate the ethanol plant. However, corn prices have been volatile and are likely to remain so in the future depending on weather conditions, supply and demand, stocks and other factors and could significantly impact our costs of production.

    We used approximately 10.4% more bushels of corn in the three months ended July 31, 2021, as compared to the three months ended July 31, 2020, due to increased production for the period.

    At July 31, 2021, we had 1,311,936 bushels of forward fixed basis corn purchase contracts and 3,593,140 bushels of forward fixed price corn contracts valued at approximately $22,183,000 for various delivery periods through December 2023. We had gains related to corn derivative instruments of $139,869 and $159,640 for the three months ended July 31, 2021 and 2020, respectively.

    Natural Gas

    Our average price per MMBTU of natural gas was approximately 9.6% lower for the three months ended July 31, 2021, as compared to the three months ended July 31, 2020. Natural gas prices were lower due to interim tariff rates levied by

Northern Natural Gas in 2020. Management anticipates that natural gas prices will continue at current levels unless the natural gas industry experiences production problems or if there are large increases in natural gas demand.

    For the three months ended July 31, 2021, we purchased approximately 9.8% more natural gas as compared to the three months ended July 31, 2020. This increase in natural gas usage is primarily due to an increase in corn grind and dried distillers grains production.

    At July 31, 2021, we had 2,861,000 MMBTUs of forward natural gas purchase contracts valued at approximately $7,245,000 for various delivery periods through March 2024.

Operating Expense

    We had operating expenses for the three months ended July 31, 2021 of $826,728, as compared to operating expenses of $777,714 for the three months ended July 31, 2020. Management attributes this increase in operating expenses primarily to an increase in insurance for the three months ended July 31, 2021, as compared to the three months ended July 31, 2020. Management continues to pursue strategies to optimize efficiencies and maximize production. These efforts may result in a decrease in our operating expenses on a per gallon basis. However, because these expenses do not vary with the level of production at the plant, we expect our operating expenses to remain relatively steady.

Operating Income

    We had income from operations for the three months ended July 31, 2021 of $6,097,163, which is approximately 13.0% of our revenues, compared to income from operations of $497,484, which was approximately 2.1% of our revenues, for the three months ended July 31, 2020. This increase in income is primarily due to an increase in the price received for ethanol relative to the price we paid for corn.

Other Income (Expense)

    We had total other expense for the three months ended July 31, 2021 of $22,392, as compared to total other expense of $131,210, for the three months ended July 31, 2020. Our decrease in other expense for the three months ended July 31, 2021, is primarily due to a decrease in interest expense.

Results of Operations for the Nine Months Ended July 31, 2021 and 2020

    The following table shows the results of our operations and the approximate percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our unaudited statements of operations for the nine months ended July 31, 2021 and 2020:

	2021		2020
Statements of Operations Data	Amount (unaudited)	%	Amount (unaudited)	%

Revenues	$110,288,897	100.00%	$71,680,252	100.00%
Cost of Goods Sold	98,560,908	89.37%	74,697,964	104.21%
Gross Profit (Loss)	11,727,989	10.63%	(3,017,712)	(4.21)%
Operating Expenses	2,449,699	2.22%	2,864,042	4.00%
Operating Income (Loss)	9,278,290	8.41%	(5,881,754)	(8.21)%
Other Income (Expense), net	1,304,752	1.18%	(320,245)	(0.45)%
Net Income (Loss)	$10,583,042	9.59%	$(6,201,999)	(8.65)%

The following table shows the sources of our revenue for the nine months ended July 31, 2021 and 2020:

	2021		2020
Revenue Sources	Amount (Unaudited)	%	Amount (Unaudited)	%

Ethanol Sales	$83,904,239	76.08%	$55,131,182	76.91%
Modified Distillers Grains Sales	3,542,506	3.21%	3,337,040	4.66%
Dried Distillers Grains Sales	16,141,316	14.63%	10,464,513	14.60%
Corn Oil Sales	6,700,836	6.08%	2,747,517	3.83%
Total Revenues	$110,288,897	100.00%	$71,680,252	100.00%

Revenue

    Ethanol
    Our ethanol revenues were higher for the nine months ended July 31, 2021, as compared to the nine months ended July 31, 2020. Revenue from ethanol sales increased by approximately 52.2% during the nine months ended July 31, 2021, as compared to the nine months ended July 31, 2020, due primarily to an increase in the average price per gallon of ethanol sold during the nine months ended July 31, 2021.
The average price per gallon of ethanol sold for the nine months ended July 31, 2021 was approximately 50.8% higher than the average price we received for the nine months ended July 31, 2020. Ethanol prices were lower for the nine months ended July 31, 2020 due to decreased domestic and foreign demand as a result of restrictions put in place in response to the COVID-19 pandemic. In addition, higher corn prices during the nine months ended July 31, 2021 have contributed to higher ethanol prices for the period. We also received a premium on ethanol shipped to California during the nine months ended July 31, 2021 due to approval from CARB for our cellulosic pathway pursuant to the LCFS. The LCFS requires renewable fuels to meet certain standards in order to be sold into California. However, this pathway does not guarantee a premium for ethanol shipped into California.
Factors likely to affect ethanol prices include changes in domestic corn prices and corn supply, trade disputes with foreign governments, changes in domestic and foreign demand due to the COVID-19 pandemic, the EPA's use of the small refinery exemption and the recent appellate court decision overturning the EPA's rule allowing the year-round sale of E15.

The number of gallons of ethanol sold increased by approximately 1% during the nine months ended July 31, 2021, as compared to the nine months ended July 31, 2020. Our ethanol production levels are currently at an annual rate of approximately 65 million gallons. Management anticipates that the amount of ethanol produced will remain relatively consistent in the future unless economic conditions worsen and we reduce ethanol production levels.

At July 31, 2021, we had 5,529,600 gallons of forward fixed price ethanol sales contracts valued at approximately $10,672,000 for delivery periods through October 2021.

We had losses related to ethanol based derivative instruments of $0 and $(482,571) for the nine months ended July 31, 2021 and 2020, respectively.

    Distillers Grains

    Revenue from distillers grains sales increased by approximately 42.6% during the nine months ended July 31, 2021, as compared to the nine months months ended July 31, 2020. The tons of dried distillers grains sold during the nine months ended July 31, 2021, increased by approximately 7.7% as compared to the nine months ended July 31, 2020 and the tons of modified distillers grains sold during the nine months ended July 31, 2021, decreased by approximately 6.5% as compared to the nine months ended July 31, 2020. Overall, distillers grains sold increased due primarily to increased corn grind offset by higher corn oil production levels for the period which led to higher production levels for the period. Management anticipates that the amount of distillers grains produced will remain relatively consistent in the future unless economic conditions worsen and we reduce ethanol production levels which would then have a corresponding effect on distillers grains.

    For the nine months ended July 31, 2021, the average price per ton of dried distillers grains sold was approximately 43.3% higher than the average price we received during the nine months ended July 31, 2020, due to increases in the domestic prices of corn and soybeans for the period. For the nine months ended July 31, 2021, the average price per ton of modified distillers grains sold was approximately 13.5% higher than during the nine months ended July 31, 2020, due to increased demand and reduced production in our local area.

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

Corn Oil

Revenue from corn oil sales increased by approximately 143.9% during the nine months ended July 31, 2021, as compared to the nine months ended July 31, 2020. This is primarily the result of an increase in the price and the amount of corn oil sold during the nine months ended July 31, 2021. The average price per pound of corn oil sold was approximately 83.3% higher during the nine months ended July 31, 2021, as compared to the nine months ended July 31, 2020 due to an increase in the domestic prices of corn and soybeans and increased biodiesel production for the period. Factors likely to affect corn oil prices include biodiesel demand, prices of corn and soybeans, the status of the biodiesel blenders' tax credit and new crop corn oil content.

The pounds of corn oil sold during the nine months ended July 31, 2021, increased by approximately 32.5% as compared to the the nine months ended July 31, 2020. The amount of corn oil sold increased due to increased corn grind and improved efficiencies leading to increased production for the period. Management anticipates that the amount of corn oil produced will remain relatively consistent in the future unless economic conditions worsen and we reduce ethanol production levels which would then have a corresponding effect on corn oil.

Cost of Goods Sold

    Our two largest costs of production are corn (79.9% of cost of goods sold for the nine months ended July 31, 2021) and natural gas (4.0% of cost of goods sold for the nine months ended July 31, 2021). Our total cost of goods sold was approximately 31.9% more during the nine months ended July 31, 2021, as compared to the nine months ended July 31, 2020.

Corn

    Our average price per bushel of corn for the nine months ended July 31, 2021 increased by approximately 45.6% per bushel, as compared to the nine months ended July 31, 2020, due to dry weather conditions in the upper Midwest, and increased export demand coupled with lower domestic corn production.

    Management expects there to be an adequate corn supply available in our area to operate the ethanol plant. However, corn prices have been volatile and are likely to remain so in the future depending on weather conditions, supply and demand, stocks and other factors and could significantly impact our costs of production.

    We used approximately 5.2% more bushels of corn in the nine months ended July 31, 2021, as compared to the nine months ended July 31, 2020, due to increased production for the period.

    At July 31, 2021, we had 1,311,936 bushels of forward fixed basis corn purchase contracts and 3,593,140 bushels of forward fixed price corn contracts valued at approximately $22,183,000 for various delivery periods through December 2023.

We had gains related to corn derivative instruments of 188,290 for the nine months ended July 31, 2021. We had losses related to corn derivative instruments of ($264,733) for the nine months ended July 31, 2020.

    Natural Gas

    Our average price per MMBTU of natural gas was approximately 22.1% lower for the nine months ended July 31, 2021, as compared to the nine months ended July 31, 2020. Natural gas prices were lower due to interim tariff rates levied by Northern Natural Gas in 2020. Management anticipates that natural gas prices will continue at current levels unless the natural gas industry experiences production problems or if there are large increases in natural gas demand.

    For the nine months ended July 31, 2021, we purchased approximately 3.8% more natural gas as compared to the nine months ended July 31, 2020. This increase in natural gas usage is primarily due to an increase in corn grind and dried distillers grains production.

    At July 31, 2021, we had 2,861,000 MMBTUs of forward natural gas purchase contracts valued at approximately $7,245,000 for various delivery periods through March 2024.

We had gains related to natural gas derivative instruments of $0 and $11,240 for the nine months ended July 31, 2021 and 2020, respectively.

Operating Expense

    We had operating expenses for the nine months ended July 31, 2021 of $2,449,699, as compared to operating expenses of $2,864,042 for the nine months ended July 31, 2020. Management attributes this decrease in operating expenses primarily to a decrease in professional fees and consulting for the nine months ended July 31, 2021, as compared to the nine months ended July 31, 2020. Management continues to pursue strategies to optimize efficiencies and maximize production. These efforts may result in a decrease in our operating expenses on a per gallon basis. However, because these expenses do not vary with the level of production at the plant, we expect our operating expenses to remain relatively steady.

Operating Income (Loss)

    We had income from operations for the nine months ended July 31, 2021 of $9,278,290, which is approximately 8.4% of our revenues, compared to a loss of ($5,881,754), which was approximately (8.2%) of our revenues, for the nine months ended July 31, 2020. This increase in income is primarily due to an increase in the price received for ethanol relative to the price we paid for corn.

Other Income (Expense)

    We had total other income for the nine months ended July 31, 2021 of $1,304,752, as compared to total other expense of ($320,245) for the nine months ended July 31, 2020. Our other income for the nine months ended July 31, 2021, consisted primarily of gain on extinguishment of debt related to the forgiveness of the PPP loan and the resale of natural gas partially offset by interest expense.

Changes in Financial Condition for the Nine Months Ended July 31, 2021

    The following table highlights the changes in our financial condition as of July 31, 2021 from our previous fiscal year ended October 31, 2020:

	July 31, 2021	October 31, 2020
Current Assets	$18,291,143	$15,705,336
Current Liabilities	11,375,343	12,749,753
Long-Term Liabilities	4,120,429	11,417,150

Current Assets

    The increase in current assets is primarily the result of an increase in inventories at July 31, 2021, as compared to October 31, 2020.

Current Liabilities

    The decrease in current liabilities is due primarily to a decrease in accounts payable at July 31, 2021, as compared to October 31, 2020.

Long-Term Liabilities

    Long-term liabilities decreased at July 31, 2021, as compared to October 31, 2020, primarily due to decreased borrowings on the Term Revolving Loan.

Liquidity and Capital Resources

The ethanol industry experienced adverse conditions throughout most of 2018 and 2019 as a result of industry-wide record low ethanol prices due to reduced demand and high industry inventory levels. These adverse conditions continued into 2020 and were compounded by the COVID-19 pandemic. As a result of these factors, we experienced negative operating margins, lower cash flow from operations and net operating losses. In response, we reduced our ethanol production levels by up to 25%.  As market conditions improved, in June 2020 we began increasing production levels to an annual rate of approximately 65 million gallons. We continue to monitor COVID-19 developments and the effect on demand for our products to make adjustments to production levels as warranted. Based on financial forecasts prepared by our management, we anticipate that we will have sufficient cash on hand, cash from our current credit facilities, and cash from our operations to continue to operate the ethanol plant for the next 12 months. We do not currently anticipate seeking additional equity or debt financing in the near term in order to fund operations. However, if market conditions worsen, we could be forced to make further reductions in ethanol production levels or even temporarily shut down ethanol production.

The following table shows cash flows for the nine months ended July 31, 2021 and 2020:

	2021	2020
	(unaudited)	(unaudited)
Net cash provided by (used in) operating activities	$13,248,435	$(2,952,908)
Net cash used in investing activities	(6,399,708)	(1,154,840)
Net cash provided by (used in) financing activities	(6,654,852)	3,828,298

Cash Flow From Operations

We had more cash provided by operating activities for the nine months ended July 31, 2021, as compared to the same period in 2020. This increase was primarily due to an increase in net income partially offset by changes in inventories for the nine months ended July 31, 2021, as compared to the same period in 2020.

Cash Flow From Investing Activities

We used more cash in investing activities for the nine months period ended July 31, 2021, as compared to the same period in 2020. This change was primarily due to an increase in capital expenditures due to our USP grade ethanol project during the nine months ended July 31, 2021.

Cash Flow From Financing Activities

We used more cash in financing activities during the nine months ended July 31, 2021, as compared to the same period in 2020. Our cash used in financing activities resulted primarily from net payments on long-term debt during the nine months ended July 31, 2021.

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

Term Revolving Loan

The Term Revolving Loan is for up to $20,000,000 with a variable interest rate based on the 30-day LIBOR rate plus 325 basis points with no minimum interest rate. The applicable interest rate at July 31, 2021 was 3.32%. The Term Revolving Loan may be advanced, repaid and re-borrowed during the term. Monthly interest payments are due on the Term Revolving Loan with payment of all amounts outstanding due on January 22, 2023. The outstanding balance on this note was $1,499,000 at July 31, 2021. We pay interest at a rate of 1.50% on amounts outstanding for letters of credit which also reduce the amount available under the Term Revolving Loan. We had no letters of credit outstanding at July 31, 2021. We are also required to pay unused commitment fees for the Term Revolving Loan.

    2020 Term Loan

The 2020 Term Loan has a variable interest rate based on the Wall Street Journal's Prime Rate plus 45 basis points with no minimum interest rate. The applicable interest rate at July 31, 2021 was 3.70%. Beginning January 1, 2021, monthly principal payments will be due on the 2020 Term Loan of approximately $250,000 plus accrued interest with payments of all amounts outstanding due on September 14, 2022. The outstanding balance on this note was $4,000,000 at July 31, 2021.

Revolving Line of Credit Loan

The Revolving Line of Credit Loan is for an amount equal to the borrowing base, with a maximum limit of $10,000,000, with a variable interest rate based on at the 30-day LIBOR rate plus 325 basis points with no minimum interest rate. The amount available to borrow per the borrowing base calculations at July 31, 2021 was approximately $3,400,000. The applicable interest rate at July 31, 2021 was 3.32%. The Revolving Line of Credit Loan may be advanced, repaid and re-borrowed during the term. Monthly interest payments are due on the Revolving Line of Credit Loan with payment of all amounts outstanding due on March 15, 2022. The outstanding balance on this note was $0 at July 31, 2021. We are also required to pay unused commitment fees for the Revolving Line of Credit Loan.

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

    PPP Loan

    In March 2020, Congress passed a stimulus bill called the CARES Act to provide economic relief related to the COVID-19 pandemic. One of the programs established by the Cares Act is the Paycheck Protection Program ("PPP"), authorizing loans to small business for use in paying employees that continue to work throughout the COVID-19 pandemic and for rent, utilities and interest on mortgages. Loans obtained through the PPP are administered by the Small Business Administration and eligible to be forgiven as long as the proceeds are used for qualifying purposes and other conditions are met. On April 14, 2020, we were awarded a PPP loan in the amount of $712,200. In January 2021, we received notification from the Small Business Administration that all loan proceeds received by the Company were forgiven. Due to the forgiveness of the loan, we recorded on a gain on debt extinguishment in the statement of operations for $712,000 for the nine months ended July 31, 2021.

Capital Expenditures

    On August 26, 2020, we entered into an agreement with Nelson Baker Biotech, Inc. to install a system which will allow us to produce hydrous USP grade ethanol for use in the hand sanitizer and sanitizer market. We commenced construction in November, 2020 and were nearing completion of the project at the end of the third quarter of our 2021 fiscal year. We expect to start production of high purity alcohol during the fourth quarter of our 2021 fiscal year.

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

    As of July 31, 2021, the fair values of our commodity-based derivative instruments are a net liability of approximately $230,000. As the prices of the hedged commodity moves in reaction to market trends and information, our statement of operations will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to protect the Company over the term of the contracts for the hedged amounts.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from our Term Revolving Loan, 2020 Term Loan and Revolving Line of Credit Loan, each bearing a variable interest rate.  As of July 31, 2021, we had $1,499,000 outstanding on the Term Revolving Loan, $4,000,000 outstanding on the 2020 Term Loan and $0 outstanding on the Revolving Line of Credit Loan. Interest will accrue at the 30-day LIBOR rate plus 325 basis points for the Term Revolving Loan. The applicable interest rate on this loan at July 31, 2021 was 3.32%. The 2020 Term Loan is subject to a variable interest rate based on the Wall Street Journal's Prime Rate plus 45 basis points. The applicable interest rate on the 2020 Term Loan at July 31, 2021 was 3.70%. Interest will accrue at 30-day LIBOR rate plus 325 basis points on the Revolving Line of Credit Loan. The applicable interest rate at July 31, 2021 for the Revolving Line of Credit Loan was 3.32%. If we were to experience a 10% adverse change in the applicable interest rate, the annual effect such change would have on our statement of operations, based on the amount we had outstanding on our Term Revolving Loan, 2020 Term Loan and Revolving Line of Credit Loan at July 31, 2021, would be approximately $20,000. The specifics of each note are discussed in greater detail in “Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

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

    In the ordinary course of business, we enter into forward contracts for our commodity purchases. At July 31, 2021, we had 1,311,936 bushels of forward fixed basis corn purchase contracts and 3,593,140 bushels of forward fixed price corn purchase contracts valued at approximately $22,183,000. These purchase contracts are for various delivery periods through December 2023. At July 31, 2021, we had 2,861,000 MMBTUs of forward natural gas fixed price purchase contracts valued at approximately $7,245,000 for delivery periods through March 2024. In addition, at July 31, 2021, we had 110,400 gallons of forward fixed price denaturant purchase contracts valued at approximately $190,000 for delivery periods through August 2021.

    In the ordinary course of business, we enter into forward contracts for our commodity sales. At July 31, 2021, we had 9,425 tons of forward fixed price dried distillers grains sales contracts valued at approximately $1,800,000 for delivery periods through December 2021. At July 31, 2021, we had 2,300 tons of forward fixed price modified distillers grains sales contracts valued at approximately $225,000 for delivery periods through September 2021. At July 31, 2021, we had 1,712,000 pounds of forward fixed price corn oil sales contracts valued at approximately $1,055,000 for delivery periods through September 2021. In addition, at July 31, 2021, we had 5,529,600 gallons of forward fixed price ethanol sales contracts valued at approximately $10,672,000 for delivery periods through October 2021.
    These derivatives have not been designated as effective hedges for accounting purposes and are forecasted to settle within the next twelve months. We had gains related to corn derivative instruments of $139,869 and $159,640 for the three months ended July 31, 2021 and 2020, respectively. We had gains (losses) related to ethanol based derivative instruments of $0 and ($530,492) for the three months ended July 31, 2021 and 2020, respectively.

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

A sensitivity analysis has been prepared to estimate our exposure to ethanol, distillers grains, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas prices and average ethanol and distillers grains prices as of July 31, 2021 net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from July 31, 2021. The results of this analysis, which may differ from actual results, are approximately as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price as of July 31, 2021	Approximate Adverse Change to Income
Natural Gas	1,493,000	MMBTU	10%	$584,000
Ethanol	66,000,000	Gallons	10%	$13,794,000
Corn	22,000,000	Bushels	10%	$13,464,000
DDGs	116,000	Tons	10%	$2,018,000

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

Our management, including our Chief Executive Officer (the principal executive officer), Brian Kletscher, along with our Chief Financial Officer (the principal financial officer), Lucas Schneider, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of July 31, 2021.  Based on this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

    There were no changes in our internal control over financial reporting during the three months ended July 31, 2021, which were identified in connection with management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Units Purchased	Average Price Paid per Unit $	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs
May 1, 2021 - May 31, 2021	—	—	—	—
June 1, 2021 - June 30, 2021	2	5,500	—	—
July 1, 2021 - July 31, 2021	—	—	—	—
Total	2	11,000	—	—

Item 3. Defaults Upon Senior Securities

    None.

Item 4. Mine Safety Disclosures

    None.

Item 5. Other Information

    None.

Item 6. Exhibits.

(a)The following exhibits are filed as part of this report.

Exhibit No.	Exhibit
31.1	Certificate Pursuant to 17 CFR 240.13a-14(a)*
31.2	Certificate Pursuant to 17 CFR 240.13a-14(a)*
32.1	Certificate Pursuant to 18 U.S.C. Section 1350*
32.2	Certificate Pursuant to 18 U.S.C. Section 1350*
101	The following financial information from Highwater Ethanol, LLC's Quarterly Report on Form 10-Q for the quarter ended July 31, 2021, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets as of Juy 31, 2021 and October 31, 2020, (ii) Condensed Statements of Operations for the three and nine months ended July 31, 2021 and 2020, (iii) Statements of Cash Flows for the three and nine months ended July 31, 2021 and 2020, (iv) the Notes to Condensed Financial Statements and (v) Condensed Statements of Changes in Members' Equity for the three and nine months ended July 31, 2021 and 2020.**
(+) Confidential Treatment Requested.
* Filed herewith.
** Furnished herewith.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HIGHWATER ETHANOL, LLC

Date:	September 10, 2021	/s/ Brian Kletscher
Brian Kletscher
Chief Executive Officer
(Principal Executive Officer)

Date:	September 10, 2021	/s/ Lucas Schneider
Lucas Schneider
Chief Financial Officer
(Principal Financial and Accounting Officer)