Form 10-K
period 2021-10-31
HIGHWATER ETHANOL LLC
filed 2022-01-19
CIK 1371451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

 For the fiscal year ended October 31, 2021

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
☐ Yes     ☒ No

As of April 30, 2021, the aggregate market value of the membership units held by non-affiliates (computed by reference to the most recent offering price of such membership units of $10,000) was $41,220,000. The Company is a limited liability company whose outstanding common equity is subject to significant restrictions on transfer under its Operating Agreement. No public market for common equity of Highwater Ethanol, LLC is established and it is unlikely in the foreseeable future that a public market for its common equity will develop.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  As of January 19, 2022, there were 4,770 membership units outstanding.

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

PART I

ITEM 1. BUSINESS

Business Development

    Highwater Ethanol, LLC (“we,” “our,” “Highwater Ethanol” or the “Company”) was formed as a Minnesota limited liability company on May 2, 2006 for the purpose of constructing, owning, and operating a 50 million gallon per year nameplate ethanol plant near Lamberton, Minnesota. Since August 2009, we have been engaged in the production of ethanol and distillers grains at the plant. On October 2019, our air permit application to the Minnesota Pollution Control Agency to allow for 70.2 million gallons of denatured ethanol per 12-month rolling average was approved. Our ethanol production levels for the fiscal year ended October 31, 2021 were at an annual rate of approximately 64 million gallons.

On August 26, 2020, we entered into an agreement with Nelson Baker BioTech, Inc. to install a system which will allow us to produce USP grade high purity alcohol for use in the sanitizer market. We commenced construction in November, 2020. The project was completed in October 2021 and limited production of high purity alcohol commenced. However, we had only limited production of high purity alcohol in our 2021 fiscal year due to current positive margins in ethanol. We expect to begin sales in our 2022 fiscal year. We have executed an agreement with RPMG, Inc. ("RPMG") to be the exclusive marketer of our high purity alcohol. RPMG is currently our exclusive marketer and distributor of ethanol and corn oil. We are also an owner of Renewable Products Marketing Group, LLC, the parent entity of RPMG.

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

Product	Fiscal Year 2021	Fiscal Year 2020	Fiscal Year 2019
Ethanol	78%	77%	78%
Distillers Grains	16%	19%	19%
Corn Oil	6%	4%	3%

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

Over the past fiscal year, Canada, India and South Korea were top destinations for ethanol exports. However, overall exports of ethanol for this period have been lower. Ethanol export demand is more unpredictable than domestic demand and tends to fluctuate over time as it is subject to monetary and political forces in other nations. In addition, trade barriers with key markets can negatively affect export demand. Tariffs implemented by Brazil and China on ethanol imported from the United States have had and continue to have a negative effect on export demand from those markets. The COVID-19 pandemic also continues to create uncertainty as to future export demand.

    Historically, the United States ethanol industry has exported a significant amount of distillers grains to China. The imposition of anti-dumping and anti-subsidy duties by China over the past five years has resulted in a significant decline in demand from China requiring United States producers to seek out alternative markets. Over the past year, the United States exported a significant amount of distillers grains to Mexico, South Korea, and Vietnam. Exports of distillers grains increased during 2021 due to increases in supply for the period compared to 2020.

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

New Products and Services

We began limited production of USP grade high purity alcohol for use in the hand sanitizer, sanitizer and other markets during our 2021 fiscal year and expect to start selling our high purity alcohol for use in the hand sanitizer, sanitizer and other markets during our 2022 fiscal year.

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

Corn prices were higher during the fiscal year ended October 31, 2021 compared to the same period in 2020, primarily due to increased demand which outpaced supply. On November 9, 2021, the United States Department of Agriculture ("USDA") released a report estimating the 2021 national corn crop at approximately 15.1 billion bushels, up 7% from last year's production, with yields averaging 177 bushels per acre. The USDA also reported area harvested for grain at 85.1 million acres, up 3% from 2020. However, yields in our local area have been lower due to dry weather which could have a negative affect on the price we pay for our corn. Weather conditions, world supply and demand, current and anticipated corn stocks, agricultural policy and other factors can all contribute to volatility in corn prices.

Utilities

Natural Gas

    Natural gas is an important input to our manufacturing process. We use natural gas to dry our distillers grains products to moisture contents at which they can be stored for longer periods. This allows the distillers grains we produce to be transported greater distances to serve broader livestock markets.
    We have access to an existing Northern Natural Gas Company ("NNG") interstate natural gas pipeline located approximately one half mile from our ethanol plant. On July 30, 2018, we entered into an amendment to our agreement with NNG which has an effective date of November 1, 2019 and extends the term through October 31, 2024. Under the amendment, we will pay NNG the tariff rate in effect from time to time for natural gas. NNG has allocated a minimum quantity of 5,000 dekatherms ("dth") of natural gas per day.

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

We do not anticipate any problems securing the natural gas we need to operate our ethanol plant during our 2022 fiscal year.

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

We do not anticipate any problems securing the electricity we need to operate our ethanol plant during our 2022 fiscal year.

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

Working Capital

    We primarily use our working capital for purchases of raw materials necessary to operate the ethanol plant. Our primary sources of working capital are cash generated by our operations and our Term Revolving Loan and our Revolving Line of Credit Loan with Compeer Financial, PCA ("Compeer"). At October 31, 2021, we had approximately $19,500,000 available to draw on our Term Revolving Loan and approximately $10,000,000 available to draw on our Revolving Line of Credit Loan, respectively.

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

    The United States Environmental Protection Agency ("EPA") has the authority to waive the RFS statutory volume requirement, in whole or in part, provided one of the following two conditions have been met: (1) there is inadequate domestic renewable fuel supply; or (2) implementation of the requirement would severely harm the economy or environment of a state, region or the United States. Annually, the EPA is required by statute to pass a rule that establishes the number of gallons of different types of renewable fuels that must be used in the United States which is called the renewable volume obligation ("RVO"). The statutory volumes and the EPA's RVOs for 2020 (in billion gallons) are as follows:

		Total Renewable Fuel	Portion of Volume Requirement That Can Be Met By Corn-based Ethanol
2020	Statutory	30.00	15.00
	EPA Rule 12/19/19	20.09	15.00

    However, in December 2021, the EPA proposed to retroactively reduce the RVO for total renewable fuel for 2020 to 17.13 billion gallons. The portion that could be met by corn-based ethanol would be reduced to 12.5 billion for 2020. The EPA indicated that the reason for this retroactive proposed change was program and market challenges including from the COVID-19 pandemic. In addition, the EPA proposed to set the RVO for total renewable fuel for 2021 to 18.52 billion gallons and for 2022 to 20.77 billion gallons. The portion that could be met by corn-based ethanol would be 13.32 billion for 2021 and would then increase to 15 billion gallons in 2022. The EPA also proposed to add a 250 million gallon supplemental obligation in 2022 and stated its intention to do the same for 2023. The public comment period for the proposed rules is open through February 4, 2022.

Small refineries can petition the EPA annually for an exemption from their ethanol use requirements for the prior compliance year. The EPA granted significantly more small refinery waivers in 2018 and 2019 than in past years and did not reallocate the waived gallons to other refiners. These actions resulted in decreased ethanol demand which led to reduced market ethanol prices and negative operating margins in the ethanol industry. In January 2020, the Tenth Circuit Court of Appeals ruled that small refinery exemptions may only be granted to refineries that had secured them continuously each year since 2010. Consistent with this ruling, in September 2020, the EPA denied certain small refinery exemption petitions filed by oil refineries in 2020 seeking retroactive relief from their ethanol use requirements for prior years. However, in June 2021, the U.S. Supreme Court partially reversed the decision finding that a small refinery may obtain a hardship exemption even if its earlier exemption had lapsed in one or more previous years. In December 2021, the EPA proposed to deny more than 60 small refinery exemption petitions for one or more compliance years between 2016 and 2021 on the grounds that the petitioners had failed to show that the EPA had a basis to approve them.

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

     In June 2012, the EPA gave final approval for the sale of E15, gasoline which is blended at a rate of 15% ethanol and 85% gasoline, for use in vehicles manufactured in the model year 2001 and later. Although there have been significant steps towards introduction of E15 in the marketplace, there are still obstacles to meaningful market penetration by E15. Many states still have regulatory issues that hamper or prevent the sale of E15. In addition, sales of E15 may be limited because E15 is not approved for use in all vehicles, the EPA requires a label that may discourage consumers from using E15, and retailers may choose not to sell E15 due to concerns regarding liability. Previously, different gasoline blendstocks were required at certain times of the year in order to use E15 due to federal regulations related to fuel evaporative emissions which may prevent E15 from being used during certain times of the year in various states. In May of 2019, the EPA issued a final rule allowing the year-round sale of E15. However, in June of 2021, the U.S. Court of Appeals for the District of Columbia struck down this rule finding that the EPA had exceeded its authority.

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

In May 2020, the United States Department of Agriculture ("USDA") announced the Higher Blends Infrastructure Incentive Program which consists of up to $100 million in funding for grants to be used to increase the availability of higher blends of ethanol and biodiesel fuels. Funds may be awarded to retailers such as fueling stations and convenience stores to assist in the cost of installation or upgrading of fuel pumps and other infrastructure. In October 2020, the USDA announced the first round of awards to recipients of $22 million worth of grants. To date, the USDA has awarded approximately $66.4 million to eligible projects.

Effect of Governmental Regulation

The government's regulation of the environment changes constantly. We are subject to extensive air, water and other environmental regulations and we have been required to obtain a number of environmental permits to construct and operate the plant. It is possible that more stringent federal or state environmental rules or regulations could be adopted, which could could require us to obtain additional or new permits or spend considerable resources in complying with such regulations and increase our operating costs and expenses. It also is possible that federal or state environmental rules or regulations could be adopted that could have an adverse effect on the use of ethanol. For example, changes in the environmental regulations regarding the required oxygen content of automobile emissions could have an adverse effect on the ethanol industry. Additionally, any changes that are made to the ethanol plant or its operations must be reviewed to determine if amended permits need to be obtained in order to implement these changes. During the fiscal year ended October 31, 2021, we incurred costs and expenses of approximately $282,000 complying with environmental laws.

Plant operations are governed by the Occupational Safety and Health Administration. We are also subject to regulation by several other federal and state agencies including the Alcohol and Tobacco Tax and Trade Bureau, the Federal Railroad Administration, the Minnesota Department of Agriculture and the U.S. Department of Agriculture. Federal and state regulations may change such that the costs of operating the plant may increase.

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

Competition

Ethanol

We are in direct competition with numerous ethanol producers, many of whom have greater resources than we do. Following the significant growth during 2005 and 2006, the ethanol industry has grown at a much slower pace. The Renewable Fuels Association estimates that there are approximately 210 ethanol production facilities in the U.S. with capacity to produce approximately 17.5 billion gallons of ethanol.

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

Following the acquisition of several plants by POET Biorefining from Flint Hill Resources earlier this year, the largest ethanol producers now include Archer Daniels Midland, Green Plains Renewable Energy, POET Biorefining and Valero Renewable Fuels, each of which are capable of producing significantly more ethanol than we produce. The following table identifies the majority of the largest ethanol producers in the United States along with their approximate production capacities.

U.S. FUEL ETHANOL PRODUCTION CAPACITY
BY TOP PRODUCERS*
Producers of Approximately 750
million gallons per year (mmgy) or more

Company	Approximate Capacity (mmgy)
POET Biorefining	2,648
Valero Renewable Fuels	1,730
Archer Daniels Midland	1,674
Green Plains Renewable Energy	934
                *According to information reported by the RFA on December 30, 2021

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

Employees

We depend on our employees to operate our plant. While we face competition to attract and retain personnel with the necessary skills, we believe that we compete favorably on the basis of wages and benefits and our commitment to training and development. In addition, the safety of our employees is our highest priority. We have developed and enforce workplace safety policies and programs in order to maintain a high standard for performance in our operations and ensure the safety of our workers. As of October 31, 2021, we had 42 full-time employees. We do not expect the number of employees to materially change in the next twelve months.
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

    Declines in the price of ethanol or distillers grains would reduce our revenues. The sale prices of ethanol and distillers grains can be volatile as a result of a number of factors such as overall supply and demand, the price of gasoline and corn, levels of government support, and the availability and price of competing products. Any lowering of ethanol or distillers grains prices, especially if it is associated with increases in corn and natural gas prices, may affect our ability to operate profitably. We anticipate the price of ethanol and distillers grains to continue to be volatile in our 2022 fiscal year. Declines in the prices we receive for our ethanol and distillers grains will lead to decreased revenues and may result in our inability to operate the ethanol plant profitably for an extended period of time which could decrease the value of our units.

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

    We may violate the terms of our credit agreements, including the financial covenants, which could result in our lenders demanding immediate repayment. Our credit agreements include various financial loan covenants. Based on management projections, we believe that we will be in compliance with our financial loan covenants for at least the next 12 months. However, if we violate the terms of our credit agreements in the future, including our financial loan covenants, our lenders could deem us to be in default of our loans and require us to immediately repay the entire outstanding balance of our loans. If we do not have the funds available to repay the loans or we cannot find another source of financing, we may fail which could decrease or eliminate the value of our units.

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

We are subject to global and regional economic downturns and related risks and the effects of COVID-19 have materially and adversely affected demand and the market price for our products in the past and could do so again in the future.

The level of demand for our products is affected by global and regional demographic and macroeconomic conditions. A significant downturn in global economic growth, or recessionary conditions in major geographic regions for prolonged periods, may lead to reduced demand for our products, which could have a negative effect on the market price of our products.  In December 2019, a novel coronavirus surfaced in Wuhan, China (“COVID-19”).  The spread of COVID-19 worldwide resulted in businesses suspending or substantially curtailing global operations and travel, quarantines, and an overall substantial slowdown of economic activity impacting consumer and business confidence. Transportation fuels in particular, including ethanol, experienced significant price declines and reduced demand. The effects of COVID-19 have in the past and may again in the future materially and adversely affect the market price for our products, our business, results of operations and liquidity.

    COVID-19 or another pandemic could negatively impact our ability to operate our business which could decrease or eliminate the value of our units.

COVID-19 has disrupted the operations of many businesses in the U.S. and globally. The effects of COVID-19 or another pandemic could result in our experiencing labor shortages, delays in delivery of supplies or shipping disruptions of our products which could force us to suspend operations or reduce production.  Any shut down of operations or reduction in production, especially for an extended period of time, could reduce or eliminate the value of our units.

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

    We operate in an intensely competitive industry and compete with larger, better financed companies which could impact our ability to operate profitably. There is significant competition among ethanol producers. There are numerous producer-owned and privately-owned ethanol plants planned and operating through the United States. In addition, in the past we have seen increased competition from oil companies that purchased ethanol production facilities. We also face competition from ethanol producers located outside the United States. The largest ethanol producers include Archer Daniels Midland, Green Plains Renewable Energy, POET, and Valero Renewable Fuels, each of which is capable of producing significantly more ethanol than we produce. Further, many believe that there will be further consolidation occurring in the ethanol industry in the future which will likely lead to a few companies that control a significant portion of the ethanol production market. We may not be able to compete with these larger producers and our inability to compete could negatively impact our financial performance.

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

Risks Related to Regulation and Governmental Action

    Government incentives for ethanol production may be eliminated in the future, which could hinder our ability to operate at a profit. The ethanol industry is assisted by various federal ethanol incentives, including the RFS set forth in the Energy Policy Act of 2005. The RFS helps support a market for ethanol that might disappear without this incentive. The United States Environmental Protection Agency ("EPA") has the authority to waive the RFS statutory volume requirement, in whole or in part, provided certain conditions have been met. Annually, the EPA is supposed to pass a rule that establishes the number of gallons of different types of renewable fuels that must be used in the United States which is called the renewable volume obligations. In the past, the EPA has set the renewable volume obligations below the statutory limits and the EPA has recently proposed to do so again. Any future reduction of the volume requirements under the RFS by the EPA could decrease the market price and demand for ethanol which will negatively impact our financial performance.

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

    A reduction in distillers grains exports to China could have a negative effect on the price of distillers grains in the U.S. and negatively affect our profitability. Historically, China was the world's largest buyer of distillers grains produced in the United States. However, China has implemented anti-dumping and anti-subsidy duties which have significantly decreased demand from China and negatively impacted the price of distillers grains produced in the United States. If this reduction in export demand were to continue it could negatively impact our ability to profitably operate the ethanol plant.

    A reduction in ethanol exports to China due to the imposition of a tariff on U.S. ethanol could have a negative impact on ethanol prices. China imposed a tariff on ethanol which is produced in the United States and exported to China which has negatively impacted exports of ethanol to China. The decrease has and could continue to negatively impact the market price of ethanol in the United States and our ability to profitably operate the ethanol plant.

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

ITEM 4. MINE SAFETY DISCLOSURES

    None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED MEMBER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of January 19, 2022, we have 4,770 membership units outstanding and 1,401 unit holders of record. There is no public trading market for our membership units.

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

The following table contains historical information by fiscal quarter for the fiscal years ended October 31, 2021 and 2020 regarding the actual unit transactions that were completed by our unit-holders during the periods specified. We believe this most accurately represents the current trading value of the Company's units. The information was compiled by reviewing the completed unit transfers that occurred on our Unit Trading Bulletin Board during the quarters indicated.

Quarter	Low Price	High Price	Average Price	# of Units Traded
2021 4th	$6,500	$7,501	$7,139	92
2021 3rd	$6,000	$6,700	$6,400	5
2021 2nd	$5,600	$6,250	$5,966	8
2021 1st	$5,600	$5,650	$5,625	6
2020 4th	$5,800	$5,800	$5,800	11
2020 3rd	$6,000	$6,000	$6,000	4
2020 2nd	$6,800	$6,800	$6,800	3
2020 1st	$6,800	$7,000	$6,971	7

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

Quarter	Low Price	High Price	Average Price	# of Units Listed
2021 4th	$6,500	$7,501	$7,139	92
2021 3rd	$6,000	$6,700	$6,400	5
2021 2nd	$5,600	$6,250	$5,966	8
2021 1st	$5,600	$5,650	$5,625	6
2020 4th	$5,650	$5,850	$5,825	24
2020 3rd	$6,000	$6,800	$6,520	5
2020 2nd	$6,000	$7,000	$6,627	22
2020 1st	$6,800	$7,200	$7,000	12

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

Performance Graph

    The following graph shows a comparison of cumulative total member return since October 31, 2016, calculated on a dividend reinvested basis, for the Company, the NASDAQ Composite Index (the "NASDAQ") and an index of other companies that have the same SIC codes as the Company (the "Industry Index"). The graph assumes $100 was invested in each of our units, the NASDAQ, and the Industry Index on October 31, 2016. Note that historic stock price performance is not necessarily indicative of future unit price performance.

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

Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Units Purchased	Average Price Paid per Unit $	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs
August 1, 2021 -August 31, 2021	2	5,750	—	—
September 1, 2021 -September 30, 2021	1	5,750	—	—
October 1, 2021 -October 31, 2021	—	—	—	—
Total	3	17,250	—	—

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Fiscal Years Ended October 31, 2021 and 2020

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, gross loss, operating expenses, operating profit (loss) and other items to total revenues in our statements of operations for the fiscal years ended October 31, 2021 and 2020:

	2021		2020
Statements of Operations Data	Amount	%	Amount	%
Revenues	$158,717,536	100.00%	$97,256,146	100.00%
Cost of Goods Sold	143,172,419	90.21%	99,813,857	102.63%
Gross Profit (Loss)	15,545,117	9.79%	(2,557,711)	(2.63)%
Operating Expenses	3,234,524	2.03%	3,552,328	3.65%
Operating Profit (Loss)	12,310,593	7.76%	(6,110,039)	(6.28)%
Other Income (Expense), Net	1,430,335	0.90%	(256,127)	(0.27)%
Net Income (Loss)	$13,740,928	8.66%	$(6,366,166)	(6.55)%

The following table shows the sources of our revenues for the fiscal years ended October 31, 2021 and 2020.

	2021		2020
Revenue Sources	Amount	Percentage of Total Revenues	Amount	Percentage of Total Revenues
Ethanol Sales	$122,902,729	77.43%	$75,161,967	77.28%
Modified Wet Distillers Grains Sales	4,899,649	3.09%	4,163,426	4.28%
Dried Distillers Grains Sales	21,090,325	13.29%	14,123,366	14.52%
Corn Oil Sales	9,824,833	6.19%	3,807,387	3.92%
Total Revenues	$158,717,536	100.00%	$97,256,146	100.00%

Revenues

    Ethanol

    Our total revenues were higher for the fiscal year ended October 31, 2021, compared to the fiscal year ended October 31, 2020. Revenue from ethanol sales increased by approximately 63.5% during the fiscal year ended October 31, 2021 compared to the fiscal year ended October 31, 2020 primarily due to an increase in the average price per gallon and number of gallons of ethanol sold during the fiscal year ended October 31, 2021 compared to the fiscal year end October 31, 2020. The average ethanol sales price per gallon we received for the fiscal year ended October 31, 2021 was approximately 56.6% higher than the average price received for the fiscal year ended October 31, 2020 due to higher corn prices and increases in demand during the during the fiscal year ended October 31, 2021. Ethanol prices were lower during the fiscal year ended October 31, 2020 due to restrictions put in place in response to the COVID-19 pandemic. In addition, we received a premium on ethanol shipped to California during the fiscal year ended October 31, 2021 due to approval from CARB for our cellulosic pathway pursuant to the LCFS. The LCFS requires renewable fuels to meet certain standards in order to be sold into California. However, this pathway does not guarantee a premium for ethanol shipped into California.

Factors likely to affect ethanol prices in the future include changes in domestic corn prices and corn supply, trade disputes with foreign governments, possible changes in domestic and foreign demand due to the evolving COVID-19 pandemic, and the potential for the EPA to resume granting small refinery exemptions.

The number of gallons of ethanol sold increased by approximately 4.2% during the fiscal year ended October 31, 2021, as compared to the fiscal year ended October 31, 2020. Our ethanol production levels for the fiscal year ended October 31, 2021 are at an annual rate of approximately 64 million gallons. Management anticipates that the amount of ethanol produced will remain relatively consistent in the future unless economic conditions worsen and we reduce ethanol production levels.
For the fiscal year ended October 31, 2021, we recorded gains due to changes in the fair value of our outstanding ethanol derivative positions of approximately $1,000. For the fiscal year ended October 31, 2020, we recorded losses due to changes in the fair value of our outstanding ethanol derivative positions of approximately $623,000.

    Distillers Grains

    Revenue from distillers grains sales increased by approximately 42.1% during the fiscal year ended October 31, 2021, compared to the fiscal year ended October 31, 2020, due to an increase in the price of distillers grains and tons of dried distillers grains sold during the period.

For the fiscal year ended October 31, 2021, the average price per ton that we received for our dried distillers grains was approximately 44.2% higher than the average price we received during the fiscal year ended October 31, 2020, due primarily to increases in the domestic prices of corn and soybeans for the period. For the fiscal year ended October 31, 2021, the average price per ton that we received for our modified distillers grains was approximately 18.5% higher than during the fiscal year ended October 31, 2020, due to increases in the domestic prices of corn and soybeans.

Distillers grains prices typically change in proportion to domestic corn prices and availability of corn. Domestic demand for distillers grains could decrease if corn prices decline and end-users switch to lower priced alternatives. Management anticipates that both domestic and foreign demand for distillers grains may be negatively affected by the COVID-19 pandemic. Other factors likely to affect distillers grains prices include prices and availability of other commodities, the continued imposition by China of anti-dumping and anti-subsidy duties on distillers grains produced in the United States and other trade actions by the United States and foreign governments.

The tons of dried distillers grains sold during the fiscal year ended October 31, 2021, increased by approximately 3.6% as compared to the tons of dried distillers grains we sold during the fiscal year ended October 31, 2020. The tons of modified distillers grains we sold during the fiscal year ended October 31, 2021, were similar when compared to the same period for 2020. Overall, the number of tons of distillers grains sold increased during our fiscal year ended October 31, 2021, as compared to the fiscal year ended October 31, 2020, due primarily to increased corn grind offset by higher corn oil production levels for the period which led to higher production levels for the period. Management anticipates that the amount of distillers grains produced will remain relatively consistent in the future unless economic conditions worsen and we reduce ethanol production levels which would then have a corresponding effect on distillers grains.

Corn Oil

Revenue from corn oil sales increased by approximately 158.0% for the fiscal year ended October 31, 2021, as compared to the fiscal year ended October 31, 2020 primarily due to increases in the price of corn oil and pounds of corn oil sold during the fiscal year ended October 31, 2021, compared to the fiscal year ended October 31, 2020.

The average price per pound of corn oil sold during the fiscal year ended October 31, 2021 increased 100% due to an increases in the price of corn and soybeans and increased biodiesel production for the period. Factors likely to affect corn oil prices include biodiesel demand, prices of corn and soybeans, the status of the biodiesel blenders' tax credit and new crop corn oil content.

The pounds of corn oil we sold during the fiscal year ended October 31, 2021 increased by approximately 29.7% as compared to the pounds of corn oil we sold for the fiscal year ended October 31, 2020, due to increased corn grind and improved efficiencies leading to increased production for the period.

Management anticipates that the amount of corn oil produced will remain relatively consistent in the future unless economic conditions worsen and we reduce ethanol production levels which would then have a corresponding effect on corn oil.

Cost of Goods Sold

    Our two largest costs of production are corn (77.1% of cost of goods sold for the fiscal year ended October 31, 2021) and natural gas (3.5% of cost of goods sold for the fiscal year ended October 31, 2021). Our total cost of goods sold was approximately 43.4% more during the fiscal year ended October 31, 2021, compared to the fiscal year ended October 31, 2020.

    Corn

    Our average price per bushel of corn for the fiscal year ended October 31, 2021 increased by approximately 55.4% compared to the fiscal year ended October 31, 2020 primarily due to higher market value for corn as a result of increased demand which outpaced supply. We also used approximately 3.8% more bushels of corn in the fiscal year ended October 31, 2021 as compared to the fiscal year ended October 31, 2020 due to increased ethanol production.

    Management expects there to be an adequate corn supply available in our area to operate the ethanol plant. However, yields in our local area have been lower due to dry weather which could have a negative affect on the price we pay for our corn. Corn prices are dependent on weather conditions, supply and demand, stocks and other factors which could contribute to price volatility and significantly impact our costs of production.

    At October 31, 2021, we had approximately 1,824,000 bushels of forward fixed basis corn purchase contracts and 1,188,000 bushels of forward fixed price corn purchase contracts valued at approximately $6,100,000 for various delivery periods through January 2023.

We recorded gains due to changes in the fair value of our outstanding corn derivative positions for the fiscal year ended October 31, 2021 of approximately $353,000. We recorded losses due to changes in the fair value of our outstanding corn derivative positions for the fiscal year ended October 31, 2020 of approximately $845,000.
    Natural Gas

    For the fiscal year ended October 31, 2021, we purchased approximately 4.7% more natural gas as compared to the same period of 2020. This increase in natural gas usage is primarily due to the increase in dried distillers grains production.

Our average price per MMBTU of natural gas was approximately the same for the fiscal year ended October 31, 2021 compared to the fiscal year ended October 31, 2020. Management anticipates that natural gas prices will continue at current levels unless the natural gas industry experiences production problems or if there are large increases in natural gas demand.

    At October 31, 2021, we had approximately 3,349,000 MMBTUs of forward natural gas fixed price purchase contracts valued at approximately $9,631,000 for delivery periods through October 2024.

For the fiscal years ended October 31, 2021 and 2020, we recorded gains due to the change in fair value of our outstanding natural gas derivative positions of approximately $24,000 and $11,000, respectively.

Operating Expenses

    We had operating expenses for the fiscal year ended October 31, 2021 of $3,234,524 compared to operating expenses of $3,552,328 for the fiscal year ended October 31, 2020. Management attributes this decrease in operating expenses to a decrease in professional fees and consulting. We continue to pursue strategies to optimize efficiencies and maximize production. These efforts may result in a decrease in our operating expenses on a per gallon basis. However, because these expenses do not vary with the level of production at the plant, we expect our operating expenses to remain relatively steady.

Other Income (Expense), Net

    We had total other income for the fiscal year ended October 31, 2021 of $1,430,335 compared to total other expense of $256,127 for the fiscal year ended October 31, 2020. Our other income for the fiscal year ended October 31, 2021, consisted primarily of gain on extinguishment of debt related to the forgiveness of the PPP loan and the resale of natural gas.

Results of Operations for the Fiscal Years Ended October 31, 2020 and 2019

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, gross loss, operating expenses, operating loss and other items to total revenues in our statements of operations for the fiscal years ended October 31, 2020 and 2019:

	2020		2019
Statements of Operations Data	Amount	%	Amount	%
Revenues	$97,256,146	100.00%	$97,249,109	100.00%
Cost of Goods Sold	99,813,857	102.63%	101,759,731	104.64%
Gross Loss	(2,557,711)	(2.63)%	(4,510,622)	(4.64)%
Operating Expenses	3,552,328	3.65%	3,200,285	3.29%
Operating Loss	(6,110,039)	(6.28)%	(7,710,907)	(7.93)%
Other Income (Expense), Net	(256,127)	(0.27)%	(563,329)	(0.58)%
Net Loss	$(6,366,166)	(6.55)%	$(8,274,236)	(8.51)%

The following table shows the sources of our revenues for the fiscal years ended October 31, 2020 and 2019.

	2020		2019
Revenue Sources	Amount	Percentage of Total Revenues	Amount	Percentage of Total Revenues
Ethanol Sales	$75,161,967	77.28%	$75,541,437	77.68%
Modified Wet Distillers Grains Sales	4,163,426	4.28%	3,874,384	3.98%
Dried Distillers Grains Sales	14,123,366	14.52%	14,700,718	15.12%
Corn Oil Sales	3,807,387	3.92%	3,132,570	3.22%
Total Revenues	$97,256,146	100.00%	$97,249,109	100.00%

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

    Ethanol prices were negatively affected for an extended period by lower domestic demand resulting in part from the use by the Environmental Protection Agency ("EPA") of the small refinery exemption and a decline in ethanol exports due to trade disputes with foreign governments and the institution of a tariff by China on ethanol produced in the United States. Ethanol prices further decreased due to a collapse in both domestic and foreign demand as a result of restrictions put in place in response to the COVID-19 pandemic. As a result of poor economic conditions, many ethanol plants curtailed or stopped ethanol production. The decrease in industry-wide production coupled with a gradual increase in domestic demand due to the lifting of COVID-19 restrictions in some areas had a positive effect on ethanol prices towards the end of the fiscal year ended October 31, 2020.

The increase in ethanol gallons sold for the fiscal year ended October 31, 2020, as compared to the number of gallons of ethanol we sold for the fiscal year ended October 31, 2019, resulted primarily from increased ethanol production rates due to our receipt of our updated air permit in October 2019. This was partially offset by reduced ethanol production levels by up to 25% during the months of March, April, May and June 2020 due to unfavorable operating conditions in the ethanol industry and the COVID-19 pandemic.

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

Changes in Financial Condition for the Fiscal Years Ended October 31, 2021 and 2020

    The following table highlights the changes in our financial condition for the fiscal year ended October 31, 2021 from our previous fiscal year ended October 31, 2020:

	October 31, 2021	October 31, 2020
Current Assets	$31,173,692	$15,705,336
Current Liabilities	21,322,079	12,749,753
Long-Term Liabilities	1,803,610	11,417,150

    Current Assets. The increase in current assets was primarily the result of increases in cash and cash equivalents, accounts receivable and inventories at October 31, 2021, as compared to October 31, 2020.

    Current Liabilities. The increase in current liabilities was primarily the result of increases in accounts payable at October 31, 2021, as as compared to October 31, 2020.

    Long-Term Liabilities. Long-term debt decreased at October 31, 2021, as compared to October 31, 2020, primarily due to decreased borrowings on our 2020 Term Loan and the forgiveness of a PPP loan we obtained in 2020. We have also adopted ASC 842 which resulted in recording lease liabilities.

Liquidity and Capital Resources

The ethanol industry experienced adverse conditions throughout most of 2018 and 2019 as a result of industry-wide record low ethanol prices due to reduced demand and high industry inventory levels. These adverse conditions continued into 2020 and were compounded by the COVID-19 pandemic resulting in negative operating margins, lower cash flow from operations and net operating losses for those periods. Ethanol demand rebounded in 2021 due to the lifting of COVID-19 restrictions in many areas having a positive effect on ethanol prices resulting in positive operating margins, higher cash flow from operations and net operating income for the period. However, we continue to monitor evolving COVID-19 developments and the potential effect on demand for our products. Based on financial forecasts prepared by our management, we anticipate that we will have sufficient cash on hand, cash from our current credit facilities, and cash from our operations to continue to operate the ethanol plant for the next 12 months. We do not currently anticipate seeking additional equity or debt financing in the near term in order to fund operations. However, if market conditions worsen, we could have difficulty maintaining our liquidity and may need to rely on our revolving lines of credit or seek increases.

The following table shows cash flows for the fiscal years ended October 31, 2021 and 2020:

	October 31, 2021	October 31, 2020

Net cash provided by (used in) operating activities	$22,409,864	$(247,864)
Net cash used in investing activities	(6,827,516)	(3,275,201)
Net cash provided by (used in) financing activities	(8,700,657)	2,551,268

    Cash Flow From Operations

We had more cash from operations for the fiscal year ended October 31, 2021, as compared to the fiscal year ended October 31, 2020 due to an increase in net income partially offset by changes in accounts receivables and accounts payable during the fiscal year ended October 31, 2021.

    Cash Flow From Investing Activities

We used more cash for investing activities during the fiscal year ended October 31, 2021, as compared to the fiscal year ended October 31, 2020. This change was primarily due to an increase in capital expenditures due to our USP grade ethanol project during the fiscal year ended October 31, 2021.

    Cash Flow From Financing Activities

We used more cash in financing activities during the fiscal year ended October 31, 2021, as compared to the fiscal year ended October 31, 2020. Our cash used in financing activities resulted primarily from net payments on long-term debt during the fiscal year ended October 31, 2021, as compared to net proceeds from long-term debt during the fiscal year ended October 31, 2020.

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

Term Revolving Loan

The Term Revolving Loan is for up to $20,000,000 with a variable interest rate that is based on the 30-day LIBOR rate plus 325 basis points with no minimum interest rate. The applicable interest rate at October 31, 2021 was 3.33%. The Term Revolving Loan may be advanced, repaid and re-borrowed during the term. Monthly interest payments are due on the Term Revolving Loan with payment of all amounts outstanding due on January 22, 2023. The outstanding balance on this note was $499,000 at October 31, 2021. We pay interest at a rate of 1.50% on amounts outstanding for letters of credit which also reduce the amount available under the Term Revolving Loan. We had no letters of credit outstanding at October 31, 2021. We are also required to pay unused commitment fees for the Term Revolving Loan as defined in the loan documents.

2020 Term Loan

The 2020 Term Loan is for up to $6,000,000 with a variable interest rate based on the Wall Street Journal's Prime Rate plus 45 basis points with no minimum interest rate. The applicable interest rate at October 31, 2021 was 3.70%. Monthly principal payments are due on the 2020 Term Loan of approximately $250,000 plus accrued interest with payments of all amounts outstanding due on September 14, 2022. The outstanding balance on this note was $3,000,000 at October 31, 2021. Subsequent to our fiscal year end, the loan balance was paid off.

    Revolving Line of Credit Loan

The Revolving Line of Credit Loan is for an amount equal to the borrowing base, with a maximum limit of $10,000,000, with a variable interest rate based on at the 30-day LIBOR rate plus 325 basis points with no minimum interest rate. The amount available to borrow per the borrowing base calculations at October 31, 2021 was approximately $0. The applicable interest rate at October 31, 2021 was 3.33%. The Revolving Line of Credit Loan may be advanced, repaid and re-borrowed during the term. Monthly interest payments are due on the Revolving Line of Credit Loan with payment of all amounts outstanding due on March 15, 2022. The outstanding balance on this note was $0 at October 31, 2021. We are also required to pay unused commitment fees for the Revolving Line of Credit Loan.

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

    We are limited to annual capital expenditures of $5,000,000 without prior approval, incurring additional debt over certain amounts without prior approval, and making additional investments as described in the Amended and Restated Credit

Agreement without prior approval. Our project to install a system to produce USP grade high purity alcohol was pre-approved by Compeer. We are allowed to make cash distributions to members as frequently as monthly in an amount equal to 75% of net income if working capital is greater than or equal to $8,250,000, or 100% of net income if working capital is greater than or equal to $11,000,000, or an unlimited amount if working capital is greater than or equal to $11,000,000 and there is no outstanding balance on the 2020 Term Loan.

    Presently, we are meeting our liquidity needs and complying with our financial covenants and the other terms of our loan agreements with Compeer. We will continue to work with Compeer to ensure that the terms of our loan agreements are met going forward. However, we cannot provide any assurance that our actions will result in sustained profitable operations or that we will not be in violation of our loan covenants or in default on our principal payments in the future. Should unfavorable market conditions result in our violation of the terms or covenants of our loan and we fail to obtain a waiver of any such term or covenant, Compeer could deem us in default of our loans and require us to immediately repay a significant portion or possibly the entire outstanding balance of our loans. In the event of a default, Compeer could also elect to proceed with a foreclosure action on our plant.

PPP Loan

    In March 2020, Congress passed a stimulus bill called the CARES Act to provide economic relief related to the COVID-19 pandemic. One of the programs established by the Cares Act is the Paycheck Protection Program ("PPP"), authorizing loans to small business for use in paying employees that continue to work throughout the COVID-19 pandemic and for rent, utilities and interest on mortgages. Loans obtained through the PPP are administered by the Small Business Administration and eligible to be forgiven as long as the proceeds are used for qualifying purposes and other conditions are met. On April 14, 2020, we were awarded a PPP loan in the amount of $712,200. In January 2021, we received notification from the Small Business Administration that all loan proceeds received by the Company were forgiven. Due to the forgiveness of the loan, we recorded a gain on debt extinguishment in the statement of operations for $712,000 for the fiscal year ended October 31, 2021.

Capital Expenditures

    On August 26, 2020, we entered into an agreement with Nelson Baker BioTech, Inc. to install a system which will allow us to produce USP grade high purity alcohol for use in the sanitizer market. We commenced construction in November, 2020. The project was completed in October 2021 and limited production of high purity alcohol commenced. We expect to begin sales in our 2022 fiscal year. However, we had only limited production of high purity alcohol in our 2021 fiscal year due to current positive margins in ethanol.

Contractual Cash Obligations

    In addition to our long-term debt obligations, we have certain other contractual cash obligations and commitments. The following tables provide information regarding our contractual obligations and approximate commitments as of October 31, 2021:

	Payment Due By Period
	Total	Less than One Year	One to Three Years	Three to Five Years	After Five Years
Long-Term Debt Obligations	$3,573,797	$3,074,797	$499,000	$—	$—
Operating Lease Obligations	449,280	168,480	280,800	—	—
Finance Lease Obligations	1,430,400	178,800	357,600	357,600	536,400
Purchase Obligations	15,958,950	10,096,645	5,862,305	—	—
Total Contractual Obligations	$21,412,427	$13,518,722	$6,999,705	$357,600	$536,400

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

    As of October 31, 2021, the fair values of our commodity-based derivative instruments are a net liability of $915,000. As the prices of the hedged commodity moves in reaction to market trends and information, our statement of operations will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to protect the Company over the term of the contracts for the hedged amounts.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from our Term Revolving Loan, 2020 Term Loan and Revolving Line of Credit Loan, each bearing a variable interest rate.  As of October 31, 2021, we had $499,000 outstanding on the Term Revolving Loan, $3,000,000 outstanding on the 2020 Term Loan and $0 outstanding on the Revolving Line of Credit Loan. Interest will accrue at the 30-day LIBOR rate plus 325 basis points for the Term Revolving Loan. The applicable interest rate on the Term Revolving Loan at October 31, 2021 was 3.33%. The 2020 Term Loan is subject to a variable interest rate based on the Wall Street Journal's Prime Rate plus 45 basis points. The applicable interest rate on the 2020 Term Loan at October 31, 2021 was 3.70%. Interest will accrue at 30-day LIBOR rate plus

325 basis points on the Revolving Line of Credit Loan. The applicable interest rate at October 31, 2021 for the Revolving Line of Credit Loan was 3.33%. If we were to experience a 10% adverse change in the applicable interest rate, the annual effect such change would have on our statement of operations, based on the amount we had outstanding on our Term Revolving Loan, 2020 Term Loan and Revolving Line of Credit Loan at October 31, 2021, would be approximately $13,000. The specifics of each note are discussed in greater detail in “Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

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

In the ordinary course of business, we enter into forward contracts for our commodity purchases. At October 31, 2021, we have approximately 1,824,000 bushels of forward fixed basis corn contracts and 1,188,000 bushels of forward fixed price corn contracts valued at approximately $6,100,000. These purchase contracts are for various delivery periods through January 2023. At October 31, 2021, we have approximately 3,349,000 MMBTUs of forward natural gas fixed price purchase contracts valued at approximately $9,631,000 for delivery periods through October 2024. In addition, at October 31, 2021, we have approximately 110,000 gallons of forward fixed price denaturant purchase contracts valued at approximately $228,000 for delivery periods through November 2021.

    In the ordinary course of business, we enter into forward contracts for our commodity sales. At October 31, 2021 we have no forward fixed price ethanol sales contracts. At October 31, 2021, we have approximately 8,500 tons of forward fixed price dried distillers grains sales contracts valued at approximately $1,716,000 for delivery periods through December 2021. At October 31, 2021, we have approximately 22,400 tons of forward fixed price modified distillers grains sales contracts valued at approximately $2,195,000 for delivery periods through August 2022. In addition, at October 31, 2021, we have approximately 1,789,000 pounds of forward fixed price corn oil sales contracts valued at approximately $1,060,000 for delivery periods through March 2022.
    We recorded gains due to changes in the fair value of our outstanding corn derivative positions for the fiscal year ended October 31, 2021 of approximately $353,000. We recorded losses due to changes in the fair value of our outstanding corn derivative future positions for the fiscal year ended October 31, 2020 of approximately $845,000. For the fiscal year ended October 31, 2021, we recorded gains due to changes in the fair value of our outstanding ethanol derivative future positions of approximately $1,000. For the fiscal year ended October 31, 2020, we recorded losses due to changes in the fair value of our outstanding ethanol derivative future positions of approximately $623,000. For the fiscal years ended October 31, 2021 and 2020, we recorded gains due to the change in fair value of our outstanding natural gas derivative future positions of approximately $24,000 and $11,000, respectively.

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

A sensitivity analysis has been prepared to estimate our exposure to ethanol, distillers grains, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas prices and average ethanol and distillers grains prices as of October 31, 2021 net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from October 31, 2021.

The results of this analysis, which may differ from actual results, are approximately as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price as of 10/31/2021	Approximate Adverse Change to Income
Natural Gas	33,000	MMBTU	10%	$18,000
Ethanol	66,000,000	Gallons	10%	$16,104,000
Corn	20,890,000	Bushels	10%	$11,824,000
DDGs	108,000	Tons	10%	$2,041,000

For comparison purposes, the results of our sensitivity analysis for October 31, 2020, were as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price as of 10/31/20	Approximate Adverse Change to Income
Natural Gas	37,000	MMBTU	10%	$12,000
Ethanol	66,000,000	Gallons	10%	$9,042,000
Corn	20,600,000	Bushels	10%	$7,478,000
DDGs	105,000	Tons	10%	$1,775,000

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members and the Board of Governors of Highwater Ethanol, LLC

Opinion on the Financial Statements
We have audited the accompanying balance sheets of Highwater Ethanol, LLC (the Company) as of October 31, 2021 and 2020, the related statements of operations, changes in members’ equity, and cash flows for each of the three years in the period ended October 31, 2021, and the related notes to the financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2021 and 2020, and the results of its operations and its cash flows for the each of the three years in the period ended October 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters
Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. We determined that there are no critical audit matters.

/s/ RSM US LLP

We have served as the Company’s auditor since 2013.

Sioux Falls, South Dakota
January 19, 2022

HIGHWATER ETHANOL, LLC
Balance Sheets

ASSETS	October 31, 2021	October 31, 2020

Current Assets
Cash and cash equivalents	$7,549,008	$667,317
Derivative instruments	368,269	260,397
Accounts receivable	7,788,574	3,797,905
Inventories	14,748,142	10,677,970
Prepaids and other	719,699	301,747
Total current assets	31,173,692	15,705,336

Property and Equipment
Land and land improvements	12,836,332	12,836,332
Buildings	38,848,218	38,818,532
Office equipment	1,171,866	1,164,313
Plant and process equipment	86,425,155	79,087,375
Vehicles	123,779	123,779
Construction in progress	193,244	2,547,117
	139,598,594	134,577,448
Less accumulated depreciation	(90,919,014)	(81,868,902)
Net property and equipment	48,679,580	52,708,546

Other Assets
Investments	3,452,027	3,113,078
Right of use asset - operating leases	417,001	558,300
Right of use asset - finance leases	1,098,351	1,235,645
Other	1,208,232	—
Deposits	312,269	409,283
Total other assets	6,487,880	5,316,306

Total Assets	$86,341,152	$73,730,188

LIABILITIES AND MEMBERS' EQUITY	October 31, 2021	October 31, 2020

Current Liabilities
Accounts payable	$16,790,834	$8,613,714
Accrued expenses	1,272,463	1,047,786
Current maturities of long-term debt	2,991,291	2,835,045
Current portion of operating lease liability	149,271	141,300
Current portion of finance lease liability	118,220	111,908
Total current liabilities	21,322,079	12,749,753

Long-Term Liabilities
Long term debt	499,000	9,845,051
Operating lease liability	267,730	417,000
Finance lease liability	1,036,880	1,155,099
Total Long-Term Liabilities	1,803,610	11,417,150

Commitments and Contingencies (Note 10)

Members' Equity
Members' equity, 4,782 and 4,798 units outstanding, respectively	63,215,463	49,563,285
Total Liabilities and Members’ Equity	$86,341,152	$73,730,188

Notes to Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Statements of Operations

	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	October 31, 2021	October 31, 2020	October 31, 2019

Revenues	$158,717,536	$97,256,146	$97,249,109

Cost of Goods Sold	143,172,419	99,813,857	101,759,731

Gross Profit (Loss)	15,545,117	(2,557,711)	(4,510,622)

Operating Expenses	3,234,524	3,552,328	3,200,285

Operating Profit (Loss)	12,310,593	(6,110,039)	(7,710,907)

Other Income (Expense)
Interest income	4,763	3,301	8,720
Other income	1,015,720	288,518	181,172
Interest expense	(516,338)	(687,101)	(872,491)
Gain on debt extinguishment	712,200	—	—
Income from equity method investments	213,990	139,155	119,270
Total other income (expense), net	1,430,335	(256,127)	(563,329)

Net Income (Loss)	$13,740,928	$(6,366,166)	$(8,274,236)

Weighted Average Units Outstanding	4,788	4,803	4,809
Net Income (Loss) Per Unit, basic and diluted	$2,869.87	$(1,325.46)	$(1,720.57)
Distributions Per Unit	$—	$—	$—

Notes to Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Statements of Changes in Members' Equity

Members' Equity

Balance - October 31, 2018	64,297,887

Net loss	(8,274,236)

Member unit repurchase, 5 units	(39,200)

Balance - October 31, 2019	55,984,451

Net loss	(6,366,166)

Member unit repurchase, 9 units	(55,000)

Balance - October 31, 2020	49,563,285

Net income	13,740,928

Member unit repurchase, 16 units	(88,750)

Balance - October 31, 2021	$63,215,463

Notes to Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Statements of Cash Flows

	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	October 31, 2021	October 31, 2020	October 31, 2019

Cash Flows from Operating Activities
Net income (loss)	$13,740,928	$(6,366,166)	$(8,274,236)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations
Depreciation and amortization	9,751,569	9,215,642	8,947,039
Earnings in excess of distributions (distributions in excess of earnings) from equity method investments	(108,990)	74,891	272,049
Gain on debt extinguishment	(712,200)	—	—
Non-cash patronage income	(229,959)	(435,703)	(249,058)
Change in working capital components
Accounts receivable	(3,990,669)	(835,928)	(1,645,848)
Inventories	(4,070,172)	(3,310,614)	701,335
Derivative instruments	(107,872)	209,343	473,146
Prepaids and other	(320,938)	(353,330)	(74,648)
Accounts payable	8,233,490	1,662,253	2,813,174
Accrued expenses	224,677	(108,252)	(5,302)
Net cash provided by (used in) operating activities	22,409,864	(247,864)	2,957,651

Cash Flows from Investing Activities
Capital expenditures	(6,827,516)	(3,275,201)	(1,709,039)
Net cash used in investing activities	(6,827,516)	(3,275,201)	(1,709,039)

Cash Flows from Financing Activities
Payments on long-term debt	(45,500,000)	(16,500,000)	(14,001,000)
Proceeds from long-term debt	37,000,000	19,212,200	14,000,000
Payments on finance lease liability	(111,907)	(105,932)	—
Member unit repurchases	(88,750)	(55,000)	(39,200)
Net cash provided by (used in) financing activities	(8,700,657)	2,551,268	(40,200)

Net Increase (decrease) in Cash and Cash Equivalents	6,881,691	(971,797)	1,208,412

Cash and cash equivalents – Beginning of Period	667,317	1,639,114	430,702

Cash and cash equivalents – End of Period	$7,549,008	$667,317	$1,639,114

Supplemental Cash Flow Information
Cash paid for interest expense	$478,473	$568,205	$761,920

Supplemental Disclosure of Noncash Financing and Investing Activities
Capital expenditures included in accounts payable	$—	$56,370	$13,214
Establishment of lease liability and right of use asset	$—	$2,064,994	$—

Notes to Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Notes to Financial Statements
October 31, 2021 and 2020

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

•ethanol sales
•modified distillers grains sales
•dried distillers grains sales
•corn oil sales

    Disaggregation of revenue:

All revenue recognized in the income statement is considered to be revenue from contracts with customers. The following table depicts the disaggregation of revenue according to product line for the fiscal years ended October 31, 2021, and 2020:

HIGHWATER ETHANOL, LLC
Notes to Financial Statements
October 31, 2021 and 2020

	Fiscal Year Ended October 31, 2021	Fiscal Year Ended October 31, 2020
Revenue Sources	Amount	Amount

Ethanol Sales	$122,902,729	$75,161,967
Modified Distillers Grains Sales	4,899,649	4,163,426
Dried Distillers Grains Sales	21,090,325	14,123,366
Corn Oil Sales	9,824,833	3,807,387
Total Revenues	$158,717,536	$97,256,146

Contract assets and contract liabilities:

The Company receives payments from customers based upon contractual billing schedules; accounts receivable are recorded when the right to consideration becomes unconditional. Contract liabilities include payments received in advance of performance under the contract, and are realized with the associated revenue recognized under the contract.

The Company had no short term contract liabilities from contracts with customers at October 31, 2021 and October 31, 2020.

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

The Company entered into ethanol, corn and natural gas derivatives in order to protect cash flows from fluctuations caused by volatility in prices. These derivatives are not designated as effective hedges for accounting purposes. For derivative instruments that are not accounted for as hedges, or for the ineffective portions of qualifying hedges, the change in fair value is recorded through earnings in the period of change. Ethanol derivative changes in fair market value are included in revenue. Corn and natural gas derivative changes in fair market value are included in costs of goods sold.

HIGHWATER ETHANOL, LLC
Notes to Financial Statements
October 31, 2021 and 2020

Accounts Receivable

Credit terms are extended to customers in the normal course of business. The Company routinely monitors accounts receivable and customer balances are generally kept current at 30 days or less. The Company generally requires no collateral.

Accounts receivable are recorded at their estimated net realizable value. Accounts are considered past due if payment is not made on a timely basis in accordance with the Company’s credit terms. Accounts considered uncollectible are written off. The Company’s estimate of the allowance for doubtful accounts is based on historical experience, its evaluation of the current status of receivables, and unusual circumstances, if any. At October 31, 2021 and 2020, the Company has determined that amounts are collectible and an allowance was not considered necessary.

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

In accordance with the Company’s policy for evaluating impairment of long-lived assets described above, when a triggering event occurs management evaluates the recoverability of the facilities based on projected future cash flows from operations over the facilities’ estimated useful lives. In determining the projected future undiscounted cash flows, the Company makes significant assumptions concerning the future viability of the ethanol industry, the future price of corn in relation to the future price of ethanol and the overall demand in relation to production and supply capacity. The Company identified a triggering event during the year ended October 31, 2020 and performed an impairment test. The Company's analysis concluded there was no impairment. The Company has not recorded any impairment as of October 31, 2021 and 2020.

HIGHWATER ETHANOL, LLC
Notes to Financial Statements
October 31, 2021 and 2020

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts receivable, and accounts payable, and other working capital items approximate fair value at October 31, 2021 and 2020 due to the short maturity nature of these instruments (Level 2).

Derivative instruments are carried at fair value, based on dealer quotes and live trading levels (Note 5).

The Company believes the carrying amount of the long-term debt approximates fair value due to a significant portion of total indebtedness containing variable interest rates and this rate is a market interest rate for these borrowings (Level 2).

Investments

The Company has a 5.55% investment interest in an unlisted company, Renewable Fuels Marketing Group, LLC (RPMG), which markets the Company’s ethanol. The Company also has a 7% ownership interest in Lawrenceville Tank, LLC (LT), which owns and operates a trans load/tank facility near Atlanta, Georgia. These investments are flow-through entities and are being accounted for by the equity method of accounting under which the Company’s share of net income is recognized as income in the Company’s statements of operations and added to the investment account. Distributions or dividends received from the investments are treated as a reduction of the investment account. The Company consistently follows the practice of recognizing the net income (loss) from equity method investments based on the most recent reliable data. Therefore, the net income (loss) which is reported in the Company’s statements of operations for the years ended October 31, 2021, 2020 and 2019 is based on the investee's results of operations for the twelve month periods ended September 30, 2021, 2020 and 2019, respectively.

The Company has cost method of investments in cooperatives. The corresponding patronage income is recorded in Cost of Goods Sold.

Net Income (Loss) per Unit

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

The Company files income tax returns in the U.S. federal and Minnesota state jurisdictions. The Company is no longer subject to U.S. federal and state income tax examinations by tax authorities beyond three years for jurisdictions in which it files.

Railcar Damages Accrual

In accordance with the railcar lease agreements, the Company is required to pay for damages considered to be in excess of normal wear and tear at the termination of the lease. The Company accrues the estimated cost for railcar damages over the term of the lease.

HIGHWATER ETHANOL, LLC
Notes to Financial Statements
October 31, 2021 and 2020

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

Segment Reporting

Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker or decision making group in deciding how to allocate resources and in assessing performance. The Company has determined that it has one reportable business segment, the manufacturing and marketing of fuel-grade ethanol and the co-products of the ethanol production process. The Company's chief operating decision maker reviews financial information of the Company as a whole for purposes of assessing financial performance and making operating decisions. Accordingly, the Company considers itself to be operating in a single industry segment.

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

The ethanol industry experienced adverse conditions throughout most of 2018 and 2019 as a result of industry-wide record low ethanol prices due to reduced demand and high industry inventory levels. These adverse conditions were continued into 2020 and were compounded by the COVID-19 pandemic resulting in negative operating margins, lower cash flow from operations and net operating losses for those periods. Ethanol demand rebounded in 2021 due to the lifting of COVID-19 restrictions in many areas having a positive effect on ethanol prices resulting in positive operating margins, higher cash flow from operations and net operating income for the period. However, the Company continues to monitor evolving COVID-19 developments and the potential effect on demand for our products.

3. INVENTORIES

Inventories consisted of the following at:

HIGHWATER ETHANOL, LLC
Notes to Financial Statements
October 31, 2021 and 2020

	October 31, 2021	October 31, 2020

Raw materials	$8,471,843	$5,673,918
Spare parts and supplies	4,093,108	3,543,395
Work in process	1,074,341	804,455
Finished goods	1,108,850	656,202
Total	$14,748,142	$10,677,970

The Company did not record a lower of cost or net realizable value write-down on inventory for the fiscal years ended October 31, 2021 and 2020.

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

Commodity Contracts

Management expects all open positions outstanding as of October 31, 2021 to be realized within the next twelve months.

The following tables provide details regarding the Company's derivative instruments at October 31:

Instrument	Balance Sheet location
		2021	2020

Corn, natural gas and ethanol contracts
In loss position		(915,027)	(889,750)
Deposits with broker		1,283,296	1,150,147
	Derivative instruments	$368,269	$260,397

These contracts and related deposits are subject to a master netting arrangements and, therefore, are presented on a net basis on the balance sheet.

The following tables provide details regarding the gains (losses) from the Company's derivative instruments in the statements of operations, none of which are designated as hedging instruments:

	Statement of	Year Ended October 31
	Operations location	2021	2020	2019
Ethanol contracts	Revenues	953	(622,585)	(240,284)
Corn contracts	Cost of goods sold	352,596	(845,013)	(835,456)
Natural gas contracts	Cost of goods sold	24,428	11,240	21,833

HIGHWATER ETHANOL, LLC
Notes to Financial Statements
October 31, 2021 and 2020

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
◦Inputs that are derived primarily from or corroborated by observable market data by correlation or other means.

•Level 3 inputs are unobservable inputs for the asset or liability.

The following table provides information on those assets (liabilities) measured at fair value on a recurring basis.

	Fair Value as of	Fair Value Measurement Using
	October 31, 2021	Level 1	Level 2	Level 3
Derivative instrument - commodities
In gain position	$—	$—	$—	$—
In loss position	$(915,027)	$(72,129)	$(842,898)	$—

	Fair Value as of	Fair Value Measurement Using
	October 31, 2020	Level 1	Level 2	Level 3
Derivative instrument - commodities
In gain position	$—	$—	$—	$—
In loss position	$(889,750)	$(71,037)	$(818,731)	$—

The Company determines the fair value of the commodities contracts by obtaining the fair value measurements from an independent pricing service based on dealer quotes and live trading levels from the Chicago Board of Trade.

6. INVESTMENT IN RPMG

The financial statements of RPMG are summarized as of and for the years ended September 30 as follows:

	September 30, 2021	September 30, 2020

Current assets	$279,168,444	$171,906,142
Other assets	680,119	715,967
Current liabilities	248,510,431	143,817,704
Long-term liabilities	—	—
Members' equity	31,365,670	28,869,485
Revenue	4,782,836,390	3,083,913,298
Net income	3,371,185	579,310

HIGHWATER ETHANOL, LLC
Notes to Financial Statements
October 31, 2021 and 2020

7. DEBT FINANCING

Long-term debt consists of the following at:

	October 31, 2021	October 31, 2020
Term Revolving Loan	499,000	5,999,000

2020 Term Loan	3,000,000	6,000,000

PPP Loan	—	712,200

Total	3,499,000	12,711,200

Less debt issuance costs	(8,709)	(31,104)

Less amounts due within one year	(2,991,291)	(2,835,045)

Net long-term debt	$499,000	$9,845,051

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

Term Revolving Loan

The Term Revolving Loan was for up to $20,000,000 with a variable interest rate that is based on the 30-day LIBOR rate plus 325 basis points with no minimum interest rate. The applicable interest rate at October 31, 2021 was 3.33%. The Term Revolving Loan may be advanced, repaid and re-borrowed during the term. Monthly interest payments are due on the Term Revolving Loan. Payment of all amounts outstanding is due on January 22, 2023. The outstanding balance was $499,000 at October 31, 2021. The Company pays interest at a rate of 1.50% on amounts outstanding for letters of credit which also reduce the amount available under the Term Revolving Loan. The Company had no letters of credit outstanding at October 31, 2021. The Company is also required to pay unused commitment fees for the Term Revolving Loan.

2020 Term Loan

The 2020 Term Loan is for up to $6,000,000 with a variable interest rate based on the Wall Street Journal's Prime Rate plus 45 basis points with no minimum interest rate. The applicable interest rate at October 31, 2021 was 3.70%. Monthly principal payments are due on the 2020 Term Loan of approximately $250,000 plus accrued interest with payments of all amounts outstanding due on September 14, 2022. The outstanding balance on this note was $3,000,000 at October 31, 2021. Subsequent to the fiscal year end, the Company paid off the loan balance.

Revolving Line of Credit Loan

The Revolving Line of Credit Loan is for an amount equal to the borrowing base, with a maximum limit of $10,000,000, with a variable interest rate based on at the 30-day LIBOR rate plus 325 basis points with no minimum interest rate. The amount available to borrow per the borrowing base calculations at October 31, 2021 was approximately $3,400,000. The applicable interest rate at October 31, 2021 was 3.33%. The Revolving Line of Credit Loan may be advanced, repaid and re-borrowed during the term. Monthly interest payments are due on the Revolving Line of Credit Loan with payment of all amounts outstanding due on March 15, 2022. The outstanding balance on this note was $0 at October 31, 2021. The Company is also required to pay unused commitment fees for the Revolving Line of Credit Loan.

HIGHWATER ETHANOL, LLC
Notes to Financial Statements
October 31, 2021 and 2020

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

PPP Loan

In March 2020, Congress passed a stimulus bill called the CARES Act to provide economic relief related to the COVID-19 pandemic. One of the programs established by the CARES Act is the Paycheck Protection Program ("PPP"), authorizing loans to small business for use in paying employees that continue to work throughout the COVID-19 pandemic and for qualifying rent, utilities and interest on mortgages. Loans obtained through the PPP are administered by the Small Business Administration and eligible to be forgiven as long as the Company met the requirements and the proceeds are used for qualifying purposes and other conditions are met. On April 14, 2020, the Company was awarded a PPP loan in the amount of $712,200. In January 2021, the Company received notification from the Small Business Administration that all loan proceeds received by the Company were forgiven. Due to the forgiveness of the loan, the Company recorded on a gain on debt extinguishment in the statement of operations for $712,000 for the fiscal year ended October 31, 2021.

The estimated maturities of the long-term debt at October 31, 2021 are as follows:

Fiscal Year	Principal	Debt Issuance Costs	Total
2022	3,000,000	(8,709)	2,991,291
2023	499,000	—	499,000

Long-term debt	$3,499,000	$(8,709)	$3,490,291

8. LEASES

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

HIGHWATER ETHANOL, LLC
Notes to Financial Statements
October 31, 2021 and 2020

and is classified as a finance lease. Right of use assets and lease liabilities are recognized based on the present value of lease payments over the lease term.

The discount rate used in determining the lease liability for each individual lease is the Company's estimated incremental borrowing rate. An incremental borrowing rate of 5.5% was utilized for each of the Company's leases.

The Company determines if an arrangement is a lease or contains a lease at inception. The Company’s operating and finance leases have remaining lease terms of approximately 3 years and 9 years, respectively. These leases include options to extend the lease. When it is reasonably certain the Company will exercise those options, the Company will update the remaining terms of the leases. The Company does not have lease arrangements with residual value guarantees, sale leaseback terms or material restrictive covenants.

The following tables summarizes the remaining maturities of the Company's operating and financing lease liabilities as of October 31, 2021:

For the Period Ending October 31,	Operating Leases	Finance Leases
2022	$168,480	$178,800
2023	168,480	178,800
2024	112,320	178,800
2025	—	178,800
2026	—	178,800
Thereafter	—	536,400
Totals	449,280	1,430,400
Amount representing interest	(32,279)	(275,300)
Lease liability	$417,001	$1,155,100

Lease Cost	October 31, 2021

Operating lease cost	$168,480
Short term lease cost	73,195
Finance lease cost
Amortization of leased assets	143,267
Interest on lease liabilities	66,893

Net lease cost	$451,835

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

Unit Repurchases

During the first quarter of our fiscal year ended October 31, 2021, the Company repurchased 6 of its membership units at a price of $5,500 per unit for a total purchase price of $33,000. During the second quarter of our fiscal year ended October 31, 2021, the Company repurchased 5 of its membership units at a price of $5,500 per unit for a total purchase price of $27,500. During the third quarter of our fiscal year ended October 31, 2021, the Company repurchased 2 of its membership units at a price of $5,500 per unit for a total purchase price of $11,000. During the fourth quarter of our fiscal year ended October 31, 2021, the Company repurchased 3 of its membership units at a price of $5,750 per unit for a total purchase price of $17,250.

HIGHWATER ETHANOL, LLC
Notes to Financial Statements
October 31, 2021 and 2020

During the first quarter of our fiscal year ended October 31, 2020, the Company repurchased 2 of its membership units at a price of $6,500 per unit for a total purchase price of $13,000. During the third quarter of our fiscal year ended October 31, 2020, the Company repurchased 7 of its membership units at a price of $6,000 per unit for a total purchase price of $42,000.

10. COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS

Marketing Agreements

The Company has an ethanol marketing agreement with a marketer (RPMG) to purchase, market, and distribute the ethanol produced by the Company. The Company also entered into a member control agreement with the marketer whereby the Company made capital contributions and became a minority owner of the marketer. The member control agreement became effective on February 1, 2011 and provides the Company a membership interest with voting rights. The marketing agreement will terminate if the Company ceases to be a member. The Company will assume certain of the member’s rail car leases if the agreement is terminated. The Company can sell its ethanol either through an index arrangement or at an agreed upon fixed price. The marketing agreement is perpetual until terminated according to the agreement.  The Company may be obligated to continue to market its ethanol through the marketer for a period of time. The amended agreement requires minimum capital amounts invested as required under the agreement. Revenue recognized under this agreement for the years ended October 31, 2021, 2020 and 2019 was $123,344,552, $69,682,187, $75,781,721 respectively. Accounts receivable under the agreement as of October 31, 2021 and 2020 were $6,353,103 and $2,677,213 respectively.

The Company has a distillers grains marketing agreement with a marketer to market all the dried distillers grains produced at the plant. Under the agreement the marketer charges a maximum of $2.00 per ton and a minimum of $1.50 per ton price using 2% of the FOB plant price actually received by them for all dried distillers grains removed. The agreement will remain in effect unless otherwise terminated by either party with 120 days notice. Under the agreement, the marketer is responsible for all transportation arrangements for the distribution of the dried distillers grains. The Company markets and sells its modified distillers grains. Revenue recognized under this agreement for the years ended October 31, 2021, 2020 and 2019 was $21,108,135 and $14,123,366, $14,700,718 respectively. Accounts receivable under the agreement as of October 31, 2021 and 2019 were $520,821 and $474,991 respectively.

The Company has a crude corn oil marketing agreement with a marketer (RPMG) to market all corn oil to be produced at the plant for an initial term. Under the agreement, the Company must provide estimates of production and inventory of corn oil. The marketer may execute sales contracts with buyers for future delivery of corn oil. The Company receives a percentage of the F.O.B. sale price less a marketing fee, actual freight and transportation costs and certain taxes and other charges related to the purchase, delivery or sale. The Company is required to provide corn oil meeting certain specifications as provided in the agreement and the agreement provides for a process for rejection of nonconforming corn oil. The agreement automatically renews for successive terms unless terminated in accordance with the agreement. Revenue recognized under this agreement for the years ended October 31, 2021 and 2020 was $9,867,789 and $3,836,751 respectively. Accounts receivable under the agreement as of October 31, 2021 and 2020 were $317,966 and $112,028 respectively.

Regulatory Agencies

The Company is subject to oversight from regulatory agencies regarding environmental concerns which arise in the ordinary course of its business.

Forward Contracts

In the ordinary course of business, we enter into forward contracts for our commodity purchases and sales. Forward contracts are as follows at October 31, 2021:

	Quantity	Average Price	Delivery Date

Purchase of corn (in bushels):
Basis Contracts	1,824,000		by 12/31/22
Priced Contracts	1,188,000	$5.13	by 1/31/23
Total	3,012,000

Purchase of natural gas (in dekatherms):
Priced contracts	3,349,000	$2.88	by 10/31/24
Total	3,349,000

Purchase of denaturant (in gallons):
Priced contracts	110,000	$2.07	by 11/30/21
Total	110,000

Sales of dry distillers grains (in tons):
Priced contracts	8,500	$201.00	by 12/31/21
Total	8,500

Sales of modified distillers grains (in tons)
Priced contracts	22,400	$98.00	by 8/31/22
Total	22,400

Sales of corn oil (in pounds)
Priced contracts	1,789,000	$0.59	by 3/31/22
Total	1,789,000

11. QUARTERLY FINANCIAL DATA (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year Ended October 31, 2021
Revenues	$28,435,747	$34,864,344	$46,988,806	$48,428,639
Gross Profit	288,818	4,515,280	6,923,891	3,817,128
Operating profit (Loss)	(537,092)	3,718,220	6,097,163	3,032,302
Net income	163,638	4,344,633	6,074,771	3,157,886
Basic and diluted earnings per unit	34.14	907.21	1,269.28	660.37

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year Ended October 31, 2020
Revenues	$27,184,024	$20,257,229	$24,238,999	$25,575,894
Gross Profit (Loss)	(1,475,324)	(2,817,586)	1,275,198	460,001
Operating profit (Loss)	(2,495,845)	(3,883,393)	497,484	(228,285)
Net income (loss)	(2,616,683)	(3,951,590)	366,274	(164,167)
Basic and diluted earnings (loss) per unit	(544.35)	(822.22)	76.29	(34.22)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year Ended October 31, 2019
Revenues	$22,688,410	$22,939,711	$25,605,525	$26,015,463
Gross loss	(1,798,887)	(1,616,624)	(175,483)	(919,628)
Operating loss	(2,560,218)	(2,428,181)	(1,078,065)	(1,644,443)
Net loss	(2,719,712)	(2,579,501)	(1,248,542)	(1,726,481)
Basic and diluted loss per unit	(565.19)	(536.28)	(259.68)	(359.08)

The above quarterly financial data is unaudited, but in the opinion of management, all adjustments necessary for a fair presentation of the selected data for these periods presented have been included.

ITEM 12. SUBSEQUENT EVENTS.

On November 17, 2021, the board of governors declared a cash distribution of $1,500 per membership unit to unit holders of record at the close of business on November 17, 2021, for a total distribution of $7,172,250. The distribution was paid on December 17, 2021. On January 19, 2022, the board of governors declared a cash distribution of $2,300 per membership unit to unit holders of record at the close of business on December 31, 2021, for a total distribution of $10,972,150. The Company expects to pay the distribution on or before February 28, 2022.

HIGHWATER ETHANOL, LLC
Notes to Financial Statements
October 31, 2021 and 2020

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

Our management, including our Chief Executive Officer (the principal executive officer), Brian Kletscher, along with our Chief Financial Officer (the principal financial officer), Lucas Schneider, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of October 31, 2021.  Based on this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management's Annual Report on Internal Control Over Financial Reporting

    Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 (“COSO”). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of October 31, 2021.

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
Changes in Internal Control over Financial Reporting

    There were no changes in our internal control over financial reporting during the fourth quarter of our 2021 fiscal year, which were identified in connection with management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

On January 19, 2022, the board of governors declared a cash distribution of $2,300 per membership unit to unit holders of record at the close of business on December 31, 2021, for a total distribution of $10,972,150. We expect to pay the distribution on or before February 28, 2022.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

    The information required by this Item is incorporated by reference from the definitive proxy statement for our 2022 annual meeting of members to be filed with the Securities Exchange Commission within 120 days after the end of our 2021 fiscal year. This proxy statement is referred to in this report as the 2022 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

    The information required by this Item is incorporated by reference from the 2022 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED MEMBER MATTERS

    The information required by this Item is incorporated by reference from the 2022 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

    The information required by this Item is incorporated by reference from the 2022 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

    The information required by this Item is incorporated by reference from the 2022 Proxy Statement.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

    Exhibits Filed as Part of this Report and Exhibits Incorporated by Reference.

The following exhibits and financial statements are filed as part of, or are incorporated by reference into, this report:

(1)Financial Statements

The financial statements appear beginning at page 35 of this report.

(2)Financial Statement Schedules

All supplemental schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

(3)Exhibits

Exhibit No.	Exhibit	Filed Herewith	Incorporated by Reference
3.1	Articles of Organization of the registrant.		Exhibit 3.1 to the registrant's registration statement on Form SB-2 (Commission File 333-137482).
3.2	Second Amended and Restated Member Control Agreement of the registrant.		Exhibit 3.2 to the registrant's registration Form 10-Q filed with the Commission on March 22, 2011.
3.3	Third Amended and Restated Operating Agreement		Exhibit 3.1 to the registrant's Form 10-Q filed with the Commission on June 7, 2018
4.1	Form of Membership Unit Certificate.		Exhibit 4.2 to the registrant's registration statement on Form SB-2 (Commission File 333-137482).
4.2	Description of Membership Units contained within Registrant's Registration Statement on Form SB-2 (Commission File 333-137482) filed on March 26, 2007		Registrant's registration statement on Form SB-2/A (Commission File 333-137482) filed on March 26, 2007
10.1	Energy Management Agreement dated June 8, 2006 between Highwater Ethanol, LLC and U.S. Energy Services, Inc.		Exhibit 10.9 to the registrant's registration statement on Form SB-2 (Commission File 33-137482).
10.2	Redwood Electric Service Agreement dated June 28, 2007.		Exhibit 99.1 to the registrant's Form 8-K filed with the Commission on July 3, 2007.
10.3	Distillers Grains Marketing Agreement with CHS, Inc. dated October 11, 2007.		Exhibit 10.4 to the registrant's Form 10-KSB filed with the Commission on January 29, 2008.
10.4	Centerpoint Natural Gas Agreement dated June 26, 2008.		Exhibit 10.26 to the registrant's Form 10-QSB filed with the Commission on September 15, 2008.
10.5	Trinity Industries Leasing Company Railroad Car Lease Agreement dated July 1, 2009.		Exhibit 10.2 to the registrant's Form 10-Q filed with the Commission on June 15, 2009.
10.6	Amended and Restated Ethanol Marketing Agreement between RPMG, Inc. and Highwater Ethanol, LLC dated August 27, 2012. +		Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on September 14, 2012.

10.7	Employment Agreement between Highwater Ethanol, LLC and Brian Kletscher dated February 26, 2014.	Exhibit 99.1 to the registrant's Form 8-K filed with the Commission on February 28, 2014
10.8	Employment Agreement between Highwater Ethanol, LLC and Lucas Schneider dated February 26, 2014.	Exhibit 99.2 to the registrant's Form 8-K filed with the Commission on February 28, 2014
10.9	Amendment No. 1 to Distiller's Grain Marketing Agreement between Highwater Ethanol, LLC and CHS, Inc. dated February 13, 2014.	Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on March 5, 2014
10.10	Irrevocable Standby Letter of Credit No. 101 between Highwater Ethanol, LLC and AgStar Financial Services, PCA dated February 27, 2014.	Exhibit 10.14 to the registrant's Form 10-Q filed with the Commission on March 5, 2014
10.11	Easement for Construction and Process Demonstration Agreement between Butamax Advanced Biofuels LLC and Highwater Ethanol, LLC dated September 26, 2013.+	Exhibit 10.79 to the registrant's Form 10-K/A filed with the Commission on May 22, 2014
10.12	Equipment Lease Agreement between Butamax Advanced Biofuels LLC and Highwater Ethanol, LLC dated September 26, 2013.+	Exhibit 10.80 to the registrant's Form 10-K/A filed with the Commission on May 22, 2014
10.13	Technology Demonstration Risk Reduction Agreement between Butamax Advanced Biofuels LLC and Highwater Ethanol, LLC dated September 26, 2013.+	Exhibit 10.81 to the registrant's Form 10-K/A filed with the Commission on May 22, 2014
10.14	Security Agreement between Butamax Advanced Biofuels LLC and Highwater Ethanol, LLC dated September 26, 2013.+	Exhibit 10.82 to the registrant's Form 10-K/A filed with the Commission on May 22, 2014
10.15	Technology License Agreement between Butamax Advanced Biofuels LLC and Highwater Ethanol, LLC dated September 26, 2013.+	Exhibit 10.83 to the registrant's Form 10-K/A filed with the Commission on May 22, 2014
10.16	Distillers Crude Corn Oil Marketing Agreement between CHS Inc. and Highwater Ethanol, LLC dated November 4, 2013.+	Exhibit 10.84 to the registrant's Form 10-K/A filed with the Commission on May 22, 2014
10.17	Grain Origination Agreement with CHS, Inc. dated October 15, 2015. +	Exhibit 10.45 to the registrant's Form 10-K filed with the Commission on January 28, 2016
10.18	Amended and Restated Security Agreement with AgStar dated January 22, 2016	Exhibit 10.49 to the registrant's Form 10-K filed with the Commission on January 28, 2016
10.19	Second Amended and Restated Term Revolving Note with Agstar dated January 22, 2016	Exhibit 10.50 to the registrant's Form 10-K filed with the Commission on January 28, 2016
10.20	Second Amended and Restated Term Revolving Note with United FCS dated January 22, 2016	Exhibit 10.51 to the registrant's Form 10-K filed with the Commission on January 28, 2016
10.21	Agreement for Electric Service with Redwood Electric Cooperative, Inc.	Exhibit 99.1 to the registrant's Form 8-K filed with the Commission on October 2, 2017
10.22	Third Amended and Restated Term Revolving Note	Exhibit 99.2 to the registrant's Form 8-K filed with the Commission on April 27, 2018
10.23	Third Amended and Restated Operating Agreement	Exhibit 3.1 to the registrant's Form 10-Q filed with the Commission on June 7, 2018

10.24	Northern Natural Gas Company Amendment to TFX Throughput Service Agreement		Exhibit 99.1 to the registrant's Form 8-K filed with the Commission on August 1, 2018
10.25	Member Corn Oil Marketing Agreement with RPMG, Inc. dated July 17, 2018+		Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on September 11, 2018
10.26	Natural Gas Service Agreement with CenterPoint Energy Resources Corp., d.b.a. CenterPoint Energy Minnesota Gas dated August 10, 2018+		Exhibit 10.2 to the registrant's Form 10-Q filed with the Commission on September 11, 2018
10.27	2019 Executive Bonus Plan		Exhibit 10.65 to the registrant's Form 10-K filed with the Commission on January 23, 2019
10.28	2020 Executive Bonus Plan		Exhibit 10.66 to the registrant's Form 10-K filed with the Commission on January 23, 2020
10.29	Construction Agreement with Nelson Baker Biotech dated August 13, 2020+		Exhibit 99.1 to the registrant's Form 8-K filed with the Commission on September 1, 2020
10.30	Fourth Amended and Restated Mortgage, Security Agreement, Assignment of Leases and Rents, and Fixture Financing Statement dated September 14, 2020		Exhibit 99.2 to the registrant's Form 8-K filed with the Commission on September 24, 2020
10.31	Term Note with Compeer Financial, PCA dated September 14, 2020		Exhibit 99.3 to the registrant's Form 8-K filed with the Commission on September 24, 2020
10.32	Term Note with AgCountry Farm Credit Services, PCA dated September 14, 2020		Exhibit 99.4 to the registrant's Form 8-K filed with the Commission on September 24, 2020
10.33	High Purity Alcohol Member Marketing Agreement with RPMG, Inc. effective January 1, 2021 +		Exhibit 99.1 to the registrant's Form 8-K filed with the Commission on December 29, 2020
10.34	Termination and Asset Purchase Agreement with Butamax dated December 3, 2020 +		Exhibit 10.74 to the registrant's Form 10-K filed with the Commission on January 21, 2021
10.35	2021 Executive Bonus Plan		Exhibit 10.75 to the registrant's Form 10-K filed with the Commission on January 21, 2021
10.36	Third Amended and Restated Credit Agreement dated March 15, 2021		Exhibit 99.1 to the registrant's Form 8-K filed with the Commission on March 22, 2021
10.37	Revolving Line of Credit Note with Compeer Financial, PCA dated March 15, 2021		Exhibit 99.2 to the registrant's Form 8-K filed with the Commission on March 22, 2021
10.38	Revolving Line of Credit Note with AgCountry Farm Credit Services, PCA dated March 15, 2021		Exhibit 99.3 to the registrant's Form 8-K filed with the Commission on March 22, 2021
10.39	2022 Executive Bonus Plan	X
14.1	Code of Ethics of Highwater Ethanol, LLC adopted on June 26, 2008.		Exhibit 14.1 to the registrant's Form 10-K filed with the Commission on January 29, 2013.
31.1	Certificate Pursuant to 17 CFR 240.13a-14(a)	X
31.2	Certificate Pursuant to 17 CFR 240.13a-14(a)	X
32.1	Certificate Pursuant to 18 U.S.C. Section 1350	X

32.2	Certificate Pursuant to 18 U.S.C. Section 1350	X
101.INS	Inline XBRL Instance Document – the instance document does not appear on the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document	X
101.PRE	Inline XBRL Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in the Interactive Data Files submitted as Exhibit 101).	X
(+)     Confidential information redacted
(X)    Filed herewith
**     Furnished herewith

ITEM 16. FORM 10-K SUMMARY

    None.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HIGHWATER ETHANOL, LLC

Date:	January 19, 2022	/s/ Brian Kletscher
Brian Kletscher
Chief Executive Officer
(Principal Executive Officer)

Date:	January 19, 2022	/s/ Lucas Schneider
Lucas Schneider
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

.

Date:	January 19, 2022	/s/ David Moldan
David Moldan, Chairman and Governor

Date:	January 19, 2022	/s/ Ronald Jorgenson
Ronald Jorgenson, Vice Chairman and Governor

Date:	January 19, 2022	/s/ David Eis
David Eis, Secretary and Governor

Date:	January 19, 2022	/s/ Mark Pankonin
Mark Pankonin, Treasurer and Governor

Date:	January 19, 2022	/s/ Russell Derickson
Russell Derickson, Governor

Date:	January 19, 2022	/s/ George Goblish
George Goblish, Governor

Date:	January 19, 2022	/s/ Luke Spalj
Luke Spalj, Governor

Date:	January 19, 2022	/s/ Gerald Forsythe
Gerald Forsythe, Governor

Date:	January 19, 2022	/s/ Michael Landuyt
Michael Landuyt, Governor