Form 10-Q
period 2022-01-31
HIGHWATER ETHANOL LLC
filed 2022-03-09
CIK 1371451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

	For the quarterly period ended	January 31, 2022

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

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
☐ Yes     ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  As of March 9, 2022 there were 4,766 membership units outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HIGHWATER ETHANOL, LLC
Condensed Balance Sheets

ASSETS	January 31, 2022	October 31, 2021
	(Unaudited)
Current Assets
Cash and cash equivalents	$8,617,966	$7,549,008
Derivative instruments	322,336	368,269
Accounts receivable	5,536,473	7,788,574
Inventories	17,321,871	14,748,142
Prepaids and other	639,219	719,699
Total current assets	32,437,865	31,173,692

Property and Equipment
Land and land improvements	12,836,332	12,836,332
Buildings	38,848,218	38,848,218
Office equipment	1,171,866	1,171,866
Plant and process equipment	86,499,009	86,425,155
Vehicles	123,779	123,779
Construction in progress	258,400	193,244
	139,737,604	139,598,594
Less accumulated depreciation	(93,345,672)	(90,919,014)
Net property and equipment	46,391,932	48,679,580

Other Assets
Investments	3,709,835	3,452,027
Right of use asset - operating leases	380,448	417,001
Right of use asset - finance leases	1,064,028	1,098,351
Other	1,083,232	1,208,232
Deposits	312,269	312,269
Total other assets	6,549,812	6,487,880

Total Assets	$85,379,609	$86,341,152

LIABILITIES AND MEMBERS' EQUITY	January 31, 2022	October 31, 2021
	(Unaudited)
Current Liabilities
Accounts payable	$10,221,088	$16,790,834
Distribution payable	10,972,150	—
Accrued expenses	1,070,222	1,272,463
Current maturities of long-term debt	499,000	2,991,291
Current portion of operating lease liability	151,332	149,271
Current portion of finance lease liability	119,853	118,220
Total Current Liabilities	23,033,645	21,322,079

Long-Term Liabilities
Long term debt	—	499,000
Operating lease liability	229,116	267,730
Finance lease liability	1,006,297	1,036,880
Total Long-Term Liabilities	1,235,413	1,803,610

Commitments and Contingencies

Members' Equity
Members' equity, 4,770 and 4,782 units outstanding	61,110,551	63,215,463

Total Liabilities and Members’ Equity	$85,379,609	$86,341,152

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Condensed Unaudited Statements of Operations

	Three Months Ended
	January 31, 2022	January 31, 2021

Revenues	$58,643,436	$28,435,747

Cost of Goods Sold	41,482,340	28,146,929

Gross Profit	17,161,096	288,818

Operating Expenses	1,121,700	825,910

Operating Income (Loss)	16,039,396	(537,092)

Other Income (Expense)
Interest income	8,567	3
Other income	62,312	100,291
Interest expense	(88,836)	(142,076)
Gain on debt extinguishment	—	712,200
Income from equity method investments	80,049	30,312
Total other income (expense), net	62,092	700,730

Net Income	$16,101,488	$163,638

Weighted Average Units Outstanding	4,771	4,793
Net Income Per Unit, Basic and Diluted	$3,374.87	$34.14
Distributions Declared Per Unit	$3,800	$—

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Statements of Changes in Members' Equity (Unaudited)

Members' Equity

Balance - October 31, 2020	$49,563,285

Net income for the three-month period ended January 31, 2021	163,638

Member unit repurchase, 6 units	(33,000)

Balance - January 31, 2021	$49,693,923

Members' Equity

Balance - October 31, 2021	$63,215,463

Net income for the three-month period ended January 31, 2022	16,101,488

Member distribution	(18,130,900)

Member unit repurchase, 12 units	(75,500)

Balance - January 31, 2022	$61,110,551

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Condensed Unaudited Statements of Cash Flows

	Three Months Ended
	January 31, 2022	January 31, 2021
Cash Flows from Operating Activities
Net income	$16,101,488	$163,638
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	2,594,690	2,498,975
Earnings in excess of distributions (distributions in excess of earnings) from equity method investments	(100,548)	4,688
Gain on debt extinguishment	—	(712,200)
Non-cash patronage income	(157,260)	(193,068)
Changes in assets and liabilities
Accounts receivable	2,252,101	1,728,268
Inventories	(2,573,729)	(2,379,990)
Derivative instruments	45,933	65,696
Prepaids and other	80,480	26,896
Accounts payable	(6,569,745)	(2,653,640)
Accrued expenses	(202,241)	(121,926)
Net cash provided by (used in) operating activities	11,471,169	(1,572,663)

Cash Flows from Investing Activities
Capital expenditures	(139,011)	(3,455,530)
Net cash used in investing activities	(139,011)	(3,455,530)

Cash Flows from Financing Activities
Payments on long-term debt	(3,000,000)	(7,000,000)
Proceeds from long-term debt	—	14,000,000
Member unit repurchases	(75,500)	(33,000)
Payment on finance lease liability	(28,950)	(27,404)
Member distributions paid	(7,158,750)	—
Net cash provided by (used in) financing activities	(10,263,200)	6,939,596

Net Increase in Cash and Cash Equivalents	1,068,958	1,911,403

Cash and Cash equivalents – Beginning of Period	7,549,008	667,317

Cash and Cash equivalents – End of Period	$8,617,966	$2,578,720

Supplemental Cash Flow Information
Cash paid for interest	$29,708	$135,685

Supplemental Disclosure of Noncash Financing and Investing Activities
Capital expenditures included in accounts payable	$—	$113,643
Distribution payable	$10,972,150	$—

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
January 31, 2022

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations.  The accompanying balance sheet and related notes as of October 31, 2021 are derived from the audited financial statements as of that date. These condensed financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company’s audited financial statements for the year ended October 31, 2021, contained in the Company’s Form 10-K.

In the opinion of management, the interim condensed financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for fair presentation of the Company's financial position as of January 31, 2022 and the results of operations and cash flows for all periods presented.

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
January 31, 2022

consideration that we expect to receive in exchange for those goods or services.

•ethanol sales
•modified distillers grains sales
•dried distillers grains sales
•corn oil sales

Disaggregation of revenue:

All revenue recognized in the statement of operations is considered to be revenue from contracts with customers. The following table depicts the disaggregation of revenue according to product line for the three months ended January 31, 2022 and 2021:

	Three Months Ended January 31, 2022	Three Months Ended January 31, 2021
Revenue Sources	Amount	Amount

Ethanol Sales	$48,357,467	$21,096,669
Modified Distillers Grains Sales	1,741,199	1,062,859
Dried Distillers Grains Sales	5,386,603	4,762,051
Corn Oil Sales	3,158,167	1,514,168
Total Revenues	$58,643,436	$28,435,747

Contract assets and contract liabilities:

The Company receives payments from customers based upon contractual billing schedules; accounts receivable are recorded when the right to consideration becomes unconditional. Contract liabilities include payments received in advance of performance under the contract, and are realized with the associated revenue recognized under the contract.

The Company had short term contract liabilities from contracts with customers of $144,822 at January 31, 2022 and $0 at October 31, 2021.

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

HIGHWATER ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
January 31, 2022

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

In accordance with the Company’s policy for evaluating impairment of long-lived assets described above, when a triggering event occurs management evaluates the recoverability of the facilities based on projected future cash flows from operations over the facilities’ estimated useful lives. In determining the projected future undiscounted cash flows, the Company makes significant assumptions concerning the future viability of the ethanol industry, the future price of corn in relation to the future price of ethanol and the overall demand in relation to production and supply capacity. The Company has not recorded any impairment for the three months ended January 31, 2022 and 2021.

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts receivable, and accounts payable, and other working capital items approximate fair value at January 31, 2022 due to the short maturity nature of these instruments (Level 2).

Derivative instruments are carried at fair value, based on dealer quotes and live trading levels (Note 5).

The Company believes the carrying amount of the term debt approximates fair value due to the indebtedness containing variable interest rates and this rate is a market interest rate for these borrowings (Level 2).

Investments

The Company has a 5.26% investment interest in an unlisted company, Renewable Products Marketing Group, LLC (RPMG), who markets the Company’s ethanol. The Company also has a 7% ownership interest in Lawrenceville Tank, LLC (LT), which owns and operates a trans load/tank facility near Atlanta, Georgia. These investments are flow-through entities and are being accounted for by the equity method of accounting under which the Company’s share of net income is recognized as income in the Company’s statements of operations and added to the investment account. Distributions or dividends received from the investment are treated as a reduction of the investment account. The Company consistently follows the practice of recognizing the net income (loss) from equity method investments based on the most recent reliable data. Therefore, the net income (loss) which is reported in the Company's statement of operations for the period ended January 31, 2022 is based on the investee’s results of operations for the period ended December 31, 2021.

HIGHWATER ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
January 31, 2022

The Company has cost method of investments in cooperatives. The corresponding patronage income is recorded in costs of goods sold.

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

The ethanol industry experienced adverse conditions throughout most of 2020 as a result of industry-wide record low ethanol prices due to reduced demand and high industry inventory levels compounded by the COVID-19 pandemic resulting in negative operating margins, lower cash flow from operations and net operating losses. Ethanol demand rebounded in 2021 due to the lifting of COVID-19 restrictions in many areas having a positive effect on ethanol prices resulting in positive operating margins, higher cash flow from operations and net operating income for that period. However, the Company continues to monitor COVID-19 developments and the potential effect on demand for its products.

3. INVENTORIES

Inventories consisted of the following at:

	January 31, 2022	October 31, 2021

Raw materials	$9,858,076	$8,471,843
Spare parts and supplies	4,343,035	4,093,108
Work in process	1,159,331	1,074,341
Finished goods	1,961,429	1,108,850
Total	$17,321,871	$14,748,142

The Company recorded a lower of cost or net realizable value write-down on finished goods inventory of approximately $12,000 and $0 at January 31, 2022 and October 31, 2021, respectively.

4. DERIVATIVE INSTRUMENTS

As of January 31, 2022, the Company had entered into corn derivative instruments, which are required to be recorded as either assets or liabilities at fair value in the balance sheet. The Company uses these instruments to manage risks from changes in market rates and prices. Derivatives qualify for treatment as hedges when there is a high correlation between the change in fair value of the derivative instrument and the related change in value of the underlying hedged item. The Company may designate the hedging instruments based upon the exposure being hedged as a fair value hedge or a cash flow hedge. The derivative instruments outstanding at January 31, 2022 are not designated as hedges for accounting purposes.

HIGHWATER ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
January 31, 2022

Commodity Contracts

The following tables provide details regarding the Company's derivative instruments at January 31, 2022 and October 31, 2021:

Instrument	Balance Sheet location	January 31, 2022	October 31, 2021

Corn, natural gas and ethanol contracts
In gain position		$94,903	$—
In loss position		(729,271)	(915,027)
Deposits with broker		956,704	1,283,296
	Current assets	$322,336	$368,269

The following tables provide details regarding the gains (losses) from the Company's derivative instruments in the statements of operations, none of which are designated as hedging instruments:

	Statement of	Three Months Ended January 31,
	Operations location	2022	2021
Ethanol contracts	Revenues	4,388	$—
Corn contracts	Cost of goods sold	569,872	(140,143)
Natural gas contracts	Cost of goods sold	(125,867)	—

5. FAIR VALUE MEASUREMENTS

The following table provides information on those assets (liabilities) measured at fair value on a recurring basis.

	Fair Value as of	Fair Value Measurement Using
	January 31, 2022	Level 1	Level 2	Level 3
Derivative instruments - commodities
In gain position	$94,903	$5,278	$89,625	$—
In loss position	(729,271)	(7,750)	(721,521)	—

	Fair Value as of	Fair Value Measurement Using
	October 31, 2021	Level 1	Level 2	Level 3
Derivative instruments - commodities
In gain position	$—	$—	$—	$—
In loss position	$(915,027)	$(72,129)	$(842,898)	$—

The Company determines the fair values of commodities by obtaining the fair value measurements from an independent pricing service based on dealer quotes and live trading levels from the Chicago Board of Trade.

HIGHWATER ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
January 31, 2022

6. DEBT FINANCING

Long-term debt consists of the following at:

	January 31, 2022	October 31, 2021
Term Revolving Loan	$499,000	$499,000

2020 Term Loan	—	3,000,000

Total	499,000	3,499,000

Less Debt Issuance Costs	—	(8,709)

Less amounts due within one year	(499,000)	(2,991,291)

Net long-term debt	$—	$499,000

Bank Financing

The Company has a loan facility with Compeer Financial f/k/a AgStar Financial Services, PCA ("Compeer") that includes a $20,000,000 Term Revolving Loan, a term loan with an original amount of $6,000,000 (the "2020 Term Loan") to be used to fund certain improvements to the ethanol production facility and a Revolving Line of Credit Loan. On February 8, 2022, the Company amended the loan facility to modify the interest rates for the Term Revolving Loan and the the Revolving Line of Credit, effective March 1, 2022, and extend the Revolving Line of Credit Loan to January 22, 2023.
The loan facility with Compeer is secured by substantially all business assets and also subjects the Company to various financial and non-financial covenants.
Term Revolving Loan

The Term Revolving Loan is for $20,000,000, with a variable interest rate that is based on the 30-day LIBOR rate plus 325 basis points with no minimum interest rate. The applicable interest rate at January 31, 2022 was 3.35%. The Term Revolving Loan may be advanced, repaid and re-borrowed during the term. Monthly interest payments are due on the Term Revolving Loan. Payment of all amounts outstanding are due on January 22, 2023. The outstanding balance on this note was $499,000 at January 31, 2022. The Company pays interest at a rate of 1.50% on amounts outstanding for letters of credit which also reduce the amount available under the Term Revolving Loan. The Company has no letters of credit outstanding at January 31, 2022. The Company is also required to pay unused commitment fees for the Term Revolving Loan. Beginning on March 1, 2022, interest will accrue on this loan at a variable interest rate based on the Wall Street Journal's Prime Rate plus 10 basis points with a minimum interest rate of 2.10%.

2020 Term Loan

The 2020 Term Loan was for up to $6,000,000 with a variable interest rate based on the Wall Street Journal's Prime Rate plus 45 basis points with no minimum interest rate. Beginning on January 1, 2021, monthly principal payments were due on the 2020 Term Loan of approximately $250,000 plus accrued interest with payments of all amounts outstanding due on September 14, 2022. On December 14, 2021, the Company paid off the loan balance.

Revolving Line of Credit Loan

The Revolving Line of Credit Loan is for an amount equal to the borrowing base, with a maximum limit of $10,000,000, with a variable interest rate that is based on the 30-day LIBOR rate plus 325 basis points with no minimum interest rate. The amount available to borrow per the borrowing base calculations at January 31, 2022 was approximately $4,900,000. The applicable interest rate at January 31, 2022 was 3.35%. The Revolving Line of Credit Loan may be advanced, repaid and re-borrowed during the term. Monthly interest payments are due on the Revolving Line of Credit Loan with payment of all amounts outstanding due on January 22, 2023. The outstanding balance on this note was $0 at January 31, 2022. The Company is also

HIGHWATER ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
January 31, 2022

required to pay unused commitment fees for the Revolving Line of Credit Loan. Beginning on March 1, 2022, interest will accrue on this loan at a variable interest rate based on the Wall Street Journal's Prime Rate plus 10 basis points with a minimum interest rate of 2.10%.

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
The estimated maturities of the long-term debt at January 31, 2022 are as follows:

	Principal	Debt Issuance Costs	Total
January 2023	$499,000	$—	$499,000
Long-term debt	$499,000	$—	$499,000

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

HIGHWATER ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
January 31, 2022

The following table summarizes the remaining maturities of the Company’s operating and finance lease liabilities as of January 31, 2022:

For the Period Ending January 31,	Operating Leases	Finance Leases
2023	$168,480	$178,800
2024	168,480	178,800
2025	70,200	178,800
2026	—	178,800
2027	—	178,800
Thereafter	—	491,700
Totals	407,160	1,385,700
Amount representing interest	(26,712)	(259,550)
Lease liability	$380,448	$1,126,150

Lease Cost	Three Months ended January 31, 2022

Operating lease cost	$42,120
Short term lease cost	10,415
Finance lease cost
Amortization of leased assets	34,323
Interest on lease liabilities	15,750

Net lease cost	$102,608

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

Forward Contracts

In the ordinary course of business, we enter into forward contracts for our commodity purchases and sales. Forward contracts outstanding are as follows at January 31, 2022:

	Quantity	Average Price	Delivery Date

Purchase of corn (in bushels):
Basis Contracts	4,627,797		By 12/31/23
Priced Contracts	1,903,049	$5.43	By 10/31/23
Total	6,530,846

Purchase of natural gas (in dekatherms):
Priced contracts	3,630,000	$2.83	By 10/31/25
Total	3,630,000

Purchase of denaturant (in gallons):
Priced contracts	138,000	$1.93	By 2/28/22
Total	138,000

Sales of dry distillers grains (in tons):
Priced contracts	9,838	$190.13	By 5/31/22
Total	9,838

Sales of modified distillers grains (in tons)
Priced contracts	25,600	$97.00	By 8/31/22
Total	25,600

Sales of corn oil (in pounds)
Priced contracts	1,550,000	$0.65	By 3/31/22
Total	1,550,000

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three month period ended January 31, 2022, compared to the same period of the prior fiscal year. This discussion should be read in conjunction with the condensed financial statements and notes and the information contained in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2021.

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

    On November 17, 2021, our board of governors declared a cash distribution of $1,500 per membership unit to unit holders of record at the close of business on November 17, 2021, for a total distribution of $7,158,750. The distribution was paid on December 17, 2021.

On January 19, 2022, our board of governors declared a cash distribution of $2,300 per membership unit to unit holders of record at the close of business on December 31, 2021, for a total distribution of $10,972,150. The distribution was paid on February 11, 2022.

On February 8, 2022, we executed a First Amendment to the Third Amended and Restated Credit Agreement (the "First Amendment"), which amends the Third Amended and Restated Credit Agreement dated March 15, 2021 with Compeer Financial, PCA f/k/a AgStar Financial Services, PCA, as administrative agent ("Compeer"). The primary purpose of the First Amendment was to modify the interest rate for the Term Revolving Loan and the Revolving Line of Credit, effective March 1, 2022. The First Amendment removed references to the LIBOR rate and provided that the Term Revolving Loan and the Revolving Line of Credit Loan will each accrue interest at a variable interest rate based on the Wall Street Journal's Prime Rate plus ten basis points with a minimum interest rate of 2.10%. The Revolving Line of Credit Loan, which was set to mature on March 15, 2022, was also extended until January 22, 2023.
We expect to fund our operations during the next 12 months using cash flow from our continuing operations and our current credit facilities. However, should we experience unfavorable operating conditions in the ethanol industry that prevent us from profitably operating the ethanol plant, we may need to seek additional funding.

Results of Operations for the Three Months Ended January 31, 2022 and 2021

    The following table shows the results of our operations and the approximate percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our unaudited statements of operations for the three months ended January 31, 2022 and 2021:

	2022		2021
Statements of Operations Data	Amount (unaudited)	%	Amount (unaudited)	%

Revenues	$58,643,436	100.00%	$28,435,747	100.00%
Cost of Goods Sold	41,482,340	70.74%	28,146,929	98.98%
Gross Profit	17,161,096	29.26%	288,818	1.02%
Operating Expenses	1,121,700	1.91%	825,910	2.90%
Operating Income (Loss)	16,039,396	27.35%	(537,092)	(1.88)%
Other Income, net	62,092	0.11%	700,730	2.46%
Net Income	$16,101,488	27.46%	$163,638	0.58%

    The following table shows the sources of our revenue for the three months ended January 31, 2022 and 2021:

	2022		2021
Revenue Sources	Amount (Unaudited)	%	Amount (Unaudited)	%

Ethanol Sales	$48,357,467	82.46%	$21,096,669	74.19%
Modified Distillers Grains Sales	1,741,199	2.97%	1,062,859	3.74%
Dried Distillers Grains Sales	5,386,603	9.18%	4,762,051	16.75%
Corn Oil Sales	3,158,167	5.39%	1,514,168	4.56%
Total Revenues	$58,643,436	100.00%	$28,435,747	100.00%

Revenue

    Ethanol
    Our ethanol revenues were higher for the three months ended January 31, 2022, as compared to the three months ended January 31, 2021. Revenue from ethanol sales increased by approximately 129.2% during the three months ended January 31, 2022, as compared to the three months ended January 31, 2021, due primarily to an increase in the average price per gallon and the number of gallons of ethanol sold during the three months ended January 31, 2022.
The average price per gallon of ethanol sold for the three months ended January 31, 2022 was approximately 106.7% higher than the average price we received for the three months ended January 31, 2021. Ethanol prices for the three months ended January 31, 2021 were higher due to higher corn prices and increases in demand during the period. We also received a premium on ethanol shipped to California during the three months ended January 31, 2022 due to approval from CARB for our cellulosic pathway pursuant to the Low Carbon Fuel Standard (the “LCFS”). The LCFS requires renewable fuels to meet certain standards in order to be sold into California. However, this pathway does not guarantee a premium for ethanol shipped into California.
Factors likely to affect ethanol prices in the future include changes in domestic corn prices and corn supply, trade disputes with foreign governments, changes in domestic and foreign demand due to the evolving COVID-19 pandemic and seasonal demand for ethanol. Any actions by the Environmental Protection Agency or Congress which result in either reduction of the renewable volume obligations under the Renewable Fuels Standard or the granting of exemptions from those obligations could also have a negative effect on ethanol prices. In addition, the Russian invasion of Ukraine has resulted in global economic uncertainty and rising oil prices which could impact the market price of ethanol depending on the length of the conflict and actions taken by the United States, European Union and other countries in response.

    The number of gallons of ethanol sold during the three months ended January 31, 2022 increased by approximately 11.0%, as compared to the three months ended January 31, 2021. Our ethanol production levels for the three months ended

January 31, 2021 were at an annual rate of approximately 70 million gallons due to our increasing ethanol production levels in response to positive operating conditions for the period. Management anticipates that the amount of ethanol produced may decrease in the future if current positive operating conditions worsen and we reduce ethanol production levels.

At January 31, 2022, we had no forward fixed price ethanol sales contracts.

We had gains related to ethanol based derivative instruments of $4,388 and $0 for the three months ended January 31, 2022 and 2021, respectively.

    Distillers Grains

    Revenue from distillers grains sales increased by approximately 22.4% during the three months ended January 31, 2022, as compared to the three months ended January 31, 2021. The tons of dried distillers grains sold during the three months ended January 31, 2022, increased by approximately 11.5%, as compared to the three months ended January 31, 2021 and the tons of modified distillers grains sold during the three months ended January 31, 2022, increased by approximately 32.9%, as compared to the three months ended January 31, 2021. Overall, distillers grains sold increased due primarily to increased corn grind offset by higher corn oil production levels for the period which led to higher production levels for the period. Management anticipates that the amount of distillers grains produced may decrease in the future if current positive operating conditions worsen and we reduce ethanol production levels which would then have a corresponding effect on distillers grains.

    For the three months ended January 31, 2022, the average price per ton of dried distillers grains sold was approximately 1.3% higher than the average price we received during the three months ended January 31, 2021, due to increases in the domestic prices of corn and soybeans for the period. For the three months ended January 31, 2022, the average price per ton of modified distillers grains sold was approximately 23.2% higher than during the three months ended January 31, 2021, due to increased demand and reduced production in our local area.

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

Corn Oil

Revenue from corn oil sales increased by approximately 108.6% during the three months ended January 31, 2022, as compared to the three months ended January 31, 2021. This is primarily the result of an increase in the price and the amount of corn oil sold during the three months ended January 31, 2022. The average price per pound of corn oil sold was approximately 78.1% higher during the three months ended January 31, 2022, as compared to the three months ended January 31, 2021 due to an increase in the domestic prices of corn and soybeans and increased biodiesel production for the period. Factors likely to affect corn oil prices include biodiesel demand, prices of corn and soybeans, the status of the biodiesel blenders' tax credit and new crop corn oil content.

The pounds of corn oil sold during the three months ended January 31, 2022, increased by approximately 15.7%, as compared to the three months ended January 31, 2021. The amount of corn oil sold increased due to increased corn grind and improved efficiencies leading to increased production for the period. Management anticipates that the amount of corn oil produced may decrease in the future if current positive operating conditions worsen and we reduce ethanol production levels which would then have a corresponding effect on corn oil.

Cost of Goods Sold

    Our two largest costs of production are corn (79.1% of cost of goods sold for the three months ended January 31, 2022) and natural gas (4.6% of cost of goods sold for the three months ended January 31, 2022). Our total cost of goods sold was approximately 47.4% more during the three months ended January 31, 2022, as compared to the three months ended January 31, 2021.

Corn

    Our average price per bushel of corn for the three months ended January 31, 2022 increased by approximately 43.3% per bushel, as compared to the three months ended January 31, 2021 primarily due to higher market value for corn as a result of increased demand which outpaced supply.
    Management expects there to be an adequate corn supply available in our area to operate the ethanol plant. However, yields in our local area have been lower due to dry weather which could have a negative affect on the price we pay for our corn. Corn prices are dependent on weather conditions, supply and demand, stocks and other factors which could contribute to price volatility and significantly impact our costs of production. In addition, corn prices could be impacted by the Russian invasion of Ukraine.

    We used approximately 8.1% more bushels of corn in the three months ended January 31, 2022, as compared to the three months ended January 31, 2021, due to increased ethanol production for the period.

    At January 31, 2022, we had 4,627,797 bushels of forward fixed basis corn purchase contracts and 1,903,049 bushels of forward fixed price corn contracts valued at approximately $10,329,000. These purchase contracts are for various delivery periods through December 31, 2023 and October 31, 2023, respectively.

We had gains (losses) related to corn derivative instruments of $569,872 and ($140,143) for the three months ended January 31, 2022 and 2021, respectively.

    Natural Gas

    The average market price per MMBTU of natural gas was approximately 12.4% higher for the three months ended January 31, 2022, as compared to the three months ended January 31, 2021. However, because we have sufficient forward natural gas purchase contracts in place for our current needs, we paid below market prices for our natural gas. Management anticipates that natural gas prices will continue at current levels unless the natural gas industry experiences production problems or if there are large increases in natural gas demand.

    For the three months ended January 31, 2022, we purchased approximately 8.6% more natural gas as compared to the three months ended January 31, 2021. This increase in natural gas usage is primarily due to an increase in corn grind and dried distillers grains production.

    At January 31, 2022, we had 3,630,000 MMBTUs of forward natural gas purchase contracts valued at approximately $10,285,000 for various delivery periods through October 31, 2025.

For the three months ended January 31, 2022 and 2021, we recorded gains (losses) due to the change in fair value of our outstanding natural gas derivative positions of approximately ($125,867) and $0, respectively.

Operating Expense

    We had operating expenses for the three months ended January 31, 2022 of $1,121,700, as compared to operating expenses of $825,910 for the three months ended January 31, 2021. Management attributes this increase in operating expenses primarily to an increase in professional and IT fees for the three months ended January 31, 2022, as compared to the three months ended January 31, 2021. Management continues to pursue strategies to optimize efficiencies and maximize production. These efforts may result in a decrease in our operating expenses on a per gallon basis. However, because these expenses do not vary with the level of production at the plant, we expect our operating expenses to remain relatively steady.

Other Income

    We had total other income for the three months ended January 31, 2022 of $62,092, as compared to total other income of $700,730, for the three months ended January 31, 2021. Our other income for the three months ended January 31, 2021, was higher due primarily due to our recording a gain on debt extinguishment in the statement of operations for $712,000 related to the forgiveness of our Paycheck Protection Program loan.

Changes in Financial Condition for the Three Months Ended January 31, 2022

    The following table highlights the changes in our financial condition as of January 31, 2022 from our previous fiscal year ended October 31, 2021:

	January 31, 2022	October 31, 2021
Current Assets	$32,437,865	$31,173,692
Current Liabilities	23,033,645	21,322,079
Long-Term Liabilities	1,235,413	1,803,610

Current Assets

    The increase in current assets is primarily the result of increases in cash and cash equivalents and inventories at January 31, 2022, as compared to October 31, 2021. This was partially offset by a decrease in accounts receivable.

Current Liabilities

    The increase in current liabilities is due primarily to an increase in distribution payable at January 31, 2022, as compared to October 31, 2021 as our board of directors declared a distribution on January 19, 2022 but the distribution had not yet been paid to our members at January 31, 2022. This was partially offset by a decrease in accounts payable and current maturities of long-term debt.

Long-Term Liabilities

    Long-term liabilities decreased at January 31, 2022, as compared to October 31, 2021, primarily due to the 2020 Term Loan being paid off on December 14, 2021.

Liquidity and Capital Resources

The ethanol industry experienced adverse conditions throughout 2020 as a result of industry-wide record low ethanol prices due to reduced demand and high industry inventory levels compounded by the COVID-19 pandemic resulting in negative operating margins, lower cash flow from operations and net operating losses. Ethanol demand rebounded in 2021 due to the lifting of COVID-19 restrictions in many areas having a positive effect on ethanol prices resulting in positive operating margins, higher cash flow from operations and net operating income for the period. However, we continue to monitor evolving COVID-19 developments and the potential effect on demand for our products. Based on financial forecasts prepared by our management, we anticipate that we will have sufficient cash on hand, cash from our current credit facilities, and cash from our operations to continue to operate the ethanol plant for the next 12 months. We do not currently anticipate seeking additional equity or debt financing in the near term in order to fund operations. However, if market conditions worsen, we could have difficulty maintaining our liquidity and may need to rely on our revolving lines of credit or seek increases.

The following table shows cash flows for the three months ended January 31, 2022 and 2021:

	2022	2021
	(unaudited)	(unaudited)
Net cash provided by (used in) operating activities	$11,471,169	$(1,572,663)
Net cash used in investing activities	(139,011)	(3,455,530)
Net cash provided by (used in) financing activities	(10,263,200)	6,939,596

Cash Flow From Operations

We had more cash provided by operating activities for the three months ended January 31, 2022, as compared to the same period in 2021. This increase was primarily due to an increase in net income partially offset by changes in accounts payable for the three months ended January 31, 2022, as compared to the same period in 2021.

Cash Flow From Investing Activities

We used less cash in investing activities for the three months period ended January 31, 2022, as compared to the same period in 2021. This change was primarily due to a decrease in capital expenditures during the three months ended January 31, 2022.

Cash Flow From Financing Activities

We used more cash in financing activities during the three months ended January 31, 2022, as compared to the same period in 2021. Our cash used in financing activities increased primarily due to increased distributions to our members and decreased net borrowings on long-term debt during the three months ended January 31, 2022.

Short-Term and Long-Term Debt Sources

    Our loan facility with Compeer Financial f/k/a AgStar Financial Services, PCA ("Compeer") includes a $20,000,000 Term Revolving Loan, a Revolving Line of Credit Loan and a term loan with an original amount of $6,000,000 (the "2020 Term Loan") to be used to fund certain improvements to the ethanol production facility. On December 14, 2021, we paid the balance on the 2020 Term Loan. On February 8, 2022, we amended the loan facility to modify the interest rates for the Term Revolving Loan and the Revolving Line of Credit, effective March 1, 2022, and extend the Revolving Line of Credit Loan to January 22, 2023.

Our loan facility with Compeer is secured by substantially all business assets and also subjects the Company to various financial and non-financial covenants.

Term Revolving Loan

The Term Revolving Loan is for up to $20,000,000, with a variable interest rate that is based on the 30-day LIBOR rate plus 325 basis points with no minimum interest rate. The applicable interest rate at January 31, 2022 was 3.35%. The Term Revolving Loan may be advanced, repaid and re-borrowed during the term. Monthly interest payments are due on the Term Revolving Loan with payment of all amounts outstanding due on January 22, 2023. The outstanding balance on this note was $499,000 at January 31, 2022. We pay interest at a rate of 1.50% on amounts outstanding for letters of credit which also reduce the amount available under the Term Revolving Loan. We had no letters of credit outstanding at January 31, 2022. We are also required to pay unused commitment fees for the Term Revolving Loan. Beginning on March 1, 2022, interest will accrue on this loan at a variable interest rate based on the Wall Street Journal's Prime Rate plus 10 basis points with a minimum interest rate of 2.10%.

    2020 Term Loan

The 2020 Term Loan had a variable interest rate based on the Wall Street Journal's Prime Rate plus 45 basis points with no minimum interest rate. Beginning January 1, 2021, monthly principal payments were due on the 2020 Term Loan of approximately $250,000 plus accrued interest with payments of all amounts outstanding due on September 14, 2022. On December 14, 2021, we paid off the loan balance.

Revolving Line of Credit Loan

The Revolving Line of Credit Loan is for an amount equal to the borrowing base, with a maximum limit of $10,000,000, with a variable interest rate that is based on the 30-day LIBOR rate plus 325 basis points with no minimum interest rate. The amount available to borrow per the borrowing base calculations at January 31, 2022 was approximately $4,900,000. The applicable interest rate at January 31, 2022 was 3.35%. The Revolving Line of Credit Loan may be advanced, repaid and re-borrowed during the term. Monthly interest payments are due on the Revolving Line of Credit Loan with payment of all amounts outstanding due on January 22, 2023. The outstanding balance on this note was $0 at January 31, 2022. We are also required to pay unused commitment fees for the Revolving Line of Credit Loan. Beginning on March 1, 2022, interest will accrue on this loan at a variable interest rate based on the Wall Street Journal's Prime Rate plus 10 basis points with a minimum interest rate of 2.10%.

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

Capital Expenditures

    On August 26, 2020, we entered into an agreement with Nelson Baker BioTech, Inc. to install a system which will allow us to produce USP grade high purity alcohol for use in the sanitizer market. We commenced construction in November, 2020. The project was completed in October 2021 and limited production of high purity alcohol commenced. We expect to begin sales in our 2022 fiscal year. However, we had only limited production of high purity alcohol so far in our 2022 fiscal year due to current positive margins in ethanol.

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

    As of January 31, 2022, the fair values of our commodity-based derivative instruments are a net liability of approximately $634,000. As the prices of the hedged commodity moves in reaction to market trends and information, our statement of operations will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to protect the Company over the term of the contracts for the hedged amounts.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from our Term Revolving Loan and Revolving Line of Credit Loan, each bearing a variable interest rate.  As of January 31, 2022, we had $499,000 outstanding on the Term Revolving Loan and $0 outstanding on the Revolving Line of Credit Loan. As of January 31, 2022, interest accrued on these loans based on the 30-day LIBOR rate plus 325 basis points with no minimum interest rate and the applicable interest rate was 3.35%. Given the balance owed on these loans as of January 31, 2022 and the applicable interest rates, we have determined that our exposure to market risk from changes in interest rates is not material. The specifics of each loan are discussed in greater detail in “Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

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

    In the ordinary course of business, we enter into forward contracts for our commodity purchases. At January 31, 2022, we had 4,627,797 bushels of forward fixed basis corn purchase contracts and 1,903,049 bushels of forward fixed price corn purchase contracts valued at approximately $10,329,000. These purchase contracts are for various delivery periods through December 31, 2023 and October 31, 2023, respectively. At January 31, 2022, we had 3,630,000 MMBTUs of forward natural gas fixed price purchase contracts valued at approximately $10,285,000 for delivery periods through October 31, 2025. In addition, at January 31, 2022, we had 138,000 gallons of forward fixed price denaturant purchase contracts valued at approximately $266,000 for delivery periods through February 28, 2022.

    In the ordinary course of business, we enter into forward contracts for our commodity sales. At January 31, 2022, we have no forward fixed price ethanol sales contracts. At January 31, 2022, we had 9,838 tons of forward fixed price dried distillers grains sales contracts valued at approximately $1,871,000 for delivery periods through May 31, 2022. At January 31, 2022, we had 25,600 tons of forward fixed price modified distillers grains sales contracts valued at approximately $2,483,000 for delivery periods through August 31, 2022. At January 31, 2022, we had 1,550,000 pounds of forward fixed price corn oil sales contracts valued at approximately $1,010,000 for delivery periods through March 31, 2022.
    We recorded gains (losses) due to changes in the fair value of our outstanding corn derivative future positions of approximately $569,872 and ($140,143) for the three months ended January 31, 2022 and 2021, respectively. We recorded gains due to changes in the fair value of our outstanding ethanol derivative future positions of approximately $4,388 and $0 for the three months ended January 31, 2022 and 2021, respectively. For the the three months ended January 31, 2022 and 2021, we recorded gains (losses) due to the change in fair value of our outstanding natural gas derivative future positions of approximately ($125,867) and $0, respectively.

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

A sensitivity analysis has been prepared to estimate our exposure to ethanol, distillers grains, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas prices and average ethanol and distillers grains prices as of January 31, 2022, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from January 31, 2022. The results of this analysis, which may differ from actual results, are approximately as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price as of January 31, 2022	Approximate Adverse Change to Income
Natural Gas	118,000	MMBTU	10%	$57,466
Ethanol	66,000,000	Gallons	10%	$13,464,000
Corn	20,114,000	Bushels	10%	$12,350,000
DDGs	106,000	Tons	10%	$2,120,000

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

Our management, including our Chief Executive Officer (the principal executive officer), Brian Kletscher, along with our Chief Financial Officer (the principal financial officer), Lucas Schneider, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of January 31, 2022.  Based on this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended January 31, 2022, which were identified in connection with management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

    None.

Item 1A. Risk Factors

The following risk factor is provided due to material changes from the risk factors previously disclosed in our annual report on Form 10-K for the fiscal year ended October 31, 2021. The risk factor set forth below should be read in conjunction with the risk factors section and the Management's Discussion and Analysis section included in our annual report on Form 10-K for the fiscal year ended October 31, 2021.

The invasion of Ukraine by Russia and resulting sanctions by the United States, European Union and other countries could result in a slowdown in global economic growth, market disruptions and increased volatility in commodity prices in the United States. On February 24, 2022, a full-scale military invasion of Ukraine by Russian troops was reported. In response to the attacks on Ukraine, sanctions and other penalties have been levied by the United States, European Union and other countries and additional sanctions and penalties have been proposed. The invasion by Russia and resulting sanctions have created global economic uncertainty and could result in significant market disruptions and increased volatility in commodity prices such as corn, oil and natural gas. Although the duration and extent of the ongoing military conflict is highly unpredictable and the magnitude of the potential economic impact is currently unknown, Russian military actions and resulting sanctions could have a negative effect on our financial condition and operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Units Purchased	Average Price Paid per Unit $	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs
November 1, 2021 - November 30, 2021	9	6,250	—	—
December 1, 2021 - December 31, 2021	2	6,250	—	—
January 1, 2022 - January 31, 2022	1	6,750	—	—
Total	12	75,500	—	—

Item 3. Defaults Upon Senior Securities

    None.

Item 4. Mine Safety Disclosures

    None.

Item 5. Other Information

    None.

Item 6. Exhibits.

(a)The following exhibits are filed as part of this report.

Exhibit No.	Exhibit
31.1	Certificate Pursuant to 17 CFR 240.13a-14(a)*
31.2	Certificate Pursuant to 17 CFR 240.13a-14(a)*
32.1	Certificate Pursuant to 18 U.S.C. Section 1350*
32.2	Certificate Pursuant to 18 U.S.C. Section 1350*
101.INS	Inline XBRL Instance Document – the instance document does not appear on the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in the Interactive Data Files submitted as Exhibit 101).
(+) Confidential Treatment Requested.
* Filed herewith.
** Furnished herewith.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HIGHWATER ETHANOL, LLC

Date:	March 9, 2022	/s/ Brian Kletscher
Brian Kletscher
Chief Executive Officer
(Principal Executive Officer)

Date:	March 9, 2022	/s/ Lucas Schneider
Lucas Schneider
Chief Financial Officer
(Principal Financial and Accounting Officer)