Form 10-Q
period 2022-04-30
HIGHWATER ETHANOL LLC
filed 2022-06-10
CIK 1371451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

	For the quarterly period ended	April 30, 2022

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

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
☐ Yes     ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  As of June 10, 2022 there were 4,764 membership units outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HIGHWATER ETHANOL, LLC
Condensed Balance Sheets

ASSETS	April 30, 2022	October 31, 2021
	(Unaudited)
Current Assets
Cash and cash equivalents	$540,851	$7,549,008
Derivative instruments	839,366	368,269
Accounts receivable	2,798,976	7,788,574
Inventories	19,434,617	14,748,142
Prepaids and other	465,708	719,699
Total current assets	24,079,518	31,173,692

Property and Equipment
Land and land improvements	12,836,332	12,836,332
Buildings	38,848,218	38,848,218
Office equipment	1,171,866	1,171,866
Plant and process equipment	86,508,371	86,425,155
Vehicles	123,779	123,779
Construction in progress	508,592	193,244
	139,997,158	139,598,594
Less accumulated depreciation	(95,765,142)	(90,919,014)
Net property and equipment	44,232,016	48,679,580

Other Assets
Investments	3,779,738	3,452,027
Right of use asset - operating leases	343,390	417,001
Right of use asset - finance leases	1,029,704	1,098,351
Other	958,232	1,208,232
Deposits	312,269	312,269
Total other assets	6,423,333	6,487,880

Total Assets	$74,734,867	$86,341,152

LIABILITIES AND MEMBERS' EQUITY	April 30, 2022	October 31, 2021
	(Unaudited)
Current Liabilities
Accounts payable	$5,917,955	$16,790,834
Accrued expenses	1,107,090	1,272,463
Current maturities of long-term debt	499,000	2,991,291
Current portion of operating lease liability	153,423	149,271
Current portion of finance lease liability	121,509	118,220
Total Current Liabilities	7,798,977	21,322,079

Long-Term Liabilities
Long term debt	—	499,000
Operating lease liability	189,967	267,730
Finance lease liability	975,291	1,036,880
Total Long-Term Liabilities	1,165,258	1,803,610

Commitments and Contingencies

Members' Equity
Members' equity, 4,766 and 4,782 units outstanding	65,770,632	63,215,463

Total Liabilities and Members’ Equity	$74,734,867	$86,341,152

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Condensed Unaudited Statements of Operations

	Three Months Ended		Six Months Ended
	April 30, 2022	April 30, 2021	April 30, 2022	April 30, 2021

Revenues	$45,433,629	$34,864,344	$104,077,065	$63,300,091

Cost of Goods Sold	39,743,090	30,349,064	81,225,430	58,495,993

Gross Profit	5,690,539	4,515,280	22,851,635	4,804,098

Operating Expenses	1,008,051	797,060	2,129,751	1,622,970

Operating Income	4,682,488	3,718,220	20,721,884	3,181,128

Other Income (Expense)
Interest income	133	620	8,700	623
Other income	17,956	680,042	80,268	780,333
Interest expense	(71,102)	(174,341)	(159,938)	(316,417)
Gain on debt extinguishment	—	—	—	712,200
Income from equity method investments	57,606	120,092	137,655	150,404
Total other income, net	4,593	626,413	66,685	1,327,143

Net Income	$4,687,081	$4,344,633	$20,788,569	$4,508,271

Weighted Average Units Outstanding	4,766	4,789	4,769	4,791
Net Income Per Unit, Basic and Diluted	$983.44	$907.21	$4,359.10	$940.99
Distributions Declared Per Unit	$—	$—	$3,800	$—

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Statements of Changes in Members' Equity (Unaudited)

Members' Equity

Balance - October 31, 2020	$49,563,285

Net income for the three-month period ended January 31, 2021	163,638

Member unit repurchase, 6 units	(33,000)

Balance - January 31, 2021	$49,693,923

Net income for the three-month period ended April 30, 2021	4,344,633

Member unit repurchase, 5 units	(27,500)

Balance - April 30, 2021	$54,011,056

Members' Equity

Balance - October 31, 2021	$63,215,463

Net income for the three-month period ended January 31, 2022	16,101,488

Member distribution	(18,130,900)

Member unit repurchase, 12 units	(75,500)

Balance - January 31, 2022	$61,110,551

Net income for the three-month period ended April 30, 2022	4,687,081

Member unit repurchase, 4 units	(27,000)

Balance - April 30, 2022	$65,770,632

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Condensed Unaudited Statements of Cash Flows

	Six Months Ended
	April 30, 2022	April 30, 2021
Cash Flows from Operating Activities
Net income	$20,788,569	$4,508,271
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	5,173,484	4,931,067
Earnings in excess of distributions from equity method investments	(158,154)	(115,404)
Gain on debt extinguishment	—	(712,200)
Non-cash patronage income	(169,557)	(205,365)
Changes in assets and liabilities
Accounts receivable	4,989,598	(903,511)
Inventories	(4,686,475)	(4,564,680)
Derivative instruments	(471,097)	18,425
Prepaids and other	253,992	5,125
Accounts payable	(10,926,053)	(1,482,635)
Accrued expenses	(165,374)	(116,270)
Net cash provided by operating activities	14,628,933	1,362,823

Cash Flows from Investing Activities
Capital expenditures	(345,390)	(5,940,075)
Net cash used in investing activities	(345,390)	(5,940,075)

Cash Flows from Financing Activities
Payments on long-term debt	(10,200,000)	(14,750,000)
Proceeds from long-term debt	7,200,000	20,000,000
Member unit repurchases	(102,500)	(60,500)
Payment on finance lease liability	(58,300)	(55,186)
Member distributions paid	(18,130,900)	—
Net cash provided by (used in) financing activities	(21,291,700)	5,134,314

Net Increase (Decrease) in Cash and Cash Equivalents	(7,008,157)	557,062

Cash and Cash equivalents – Beginning of Period	7,549,008	667,317

Cash and Cash equivalents – End of Period	$540,851	$1,224,379

Supplemental Cash Flow Information
Cash paid for interest	$63,007	$257,440

Supplemental Disclosure of Noncash Financing and Investing Activities
Capital expenditures included in accounts payable	$53,175	$248,098

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
April 30, 2022

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

In the opinion of management, the interim condensed financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for fair presentation of the Company's financial position as of April 30, 2022 and the results of operations and cash flows for all periods presented.

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
April 30, 2022

consideration that we expect to receive in exchange for those goods or services.

•ethanol sales
•modified distillers grains sales
•dried distillers grains sales
•corn oil sales

Disaggregation of revenue:

All revenue recognized in the statement of operations is considered to be revenue from contracts with customers. The following table depicts the disaggregation of revenue according to product line for the three and six months ended April 30, 2022 and 2021:

	Three Months Ended April 30, 2022	Three Months Ended April 30, 2021	Six Months Ended April 30, 2022	Six Months Ended April 30, 2021
Revenue Sources	Amount	Amount	Amount	Amount

Ethanol Sales	$33,367,026	$26,001,405	$81,724,493	$47,098,074
Modified Distillers Grains Sales	2,481,634	1,246,313	4,222,833	2,309,172
Dried Distillers Grains Sales	5,984,706	5,315,458	11,371,309	10,077,509
Corn Oil Sales	3,600,263	2,301,168	6,758,430	3,815,336
Total Revenues	$45,433,629	$34,864,344	$104,077,065	$63,300,091

Contract assets and contract liabilities:

The Company receives payments from customers based upon contractual billing schedules; accounts receivable are recorded when the right to consideration becomes unconditional. Contract liabilities include payments received in advance of performance under the contract, and are realized with the associated revenue recognized under the contract.

The Company had short term contract liabilities from contracts with customers of $71,465 at April 30, 2022 and $0 at October 31, 2021.

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

HIGHWATER ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
April 30, 2022

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

In accordance with the Company’s policy for evaluating impairment of long-lived assets described above, when a triggering event occurs management evaluates the recoverability of the facilities based on projected future cash flows from operations over the facilities’ estimated useful lives. In determining the projected future undiscounted cash flows, the Company makes significant assumptions concerning the future viability of the ethanol industry, the future price of corn in relation to the future price of ethanol and the overall demand in relation to production and supply capacity. The Company has not recorded any impairment for the six month ended April 30, 2022 and 2021.

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts receivable, and accounts payable, and other working capital items approximate fair value at April 30, 2022 due to the short maturity nature of these instruments (Level 2).

Derivative instruments are carried at fair value, based on dealer quotes and live trading levels (Note 5).

The Company believes the carrying amount of the term debt approximates fair value due to the indebtedness containing variable interest rates and this rate is a market interest rate for these borrowings (Level 2).

Investments

The Company has a 5.26% investment interest in an unlisted company, Renewable Products Marketing Group, LLC (RPMG), who markets the Company’s ethanol. The Company also has a 7% ownership interest in Lawrenceville Tank, LLC (LT), which owns and operates a trans load/tank facility near Atlanta, Georgia. These investments are flow-through entities and are being accounted for by the equity method of accounting under which the Company’s share of net income is recognized as income in the Company’s statements of operations and added to the investment account. Distributions or dividends received from the investment are treated as a reduction of the investment account. The Company consistently follows the practice of recognizing the net income (loss) from equity method investments based on the most recent reliable data. Therefore, the net income (loss) which is reported in the Company's statement of operations for the period ended April 30, 2022 is based on the investee’s results of operations for the period ended March 31, 2022.

HIGHWATER ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
April 30, 2022

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

3. INVENTORIES

Inventories consisted of the following at:

	April 30, 2022	October 31, 2021

Raw materials	$5,160,583	$8,471,843
Spare parts and supplies	4,743,357	4,093,108
Work in process	1,347,224	1,074,341
Finished goods	8,183,453	1,108,850
Total	$19,434,617	$14,748,142

The Company has no lower of cost or net realizable value write-down on finished goods inventory of at April 30, 2022 or October 31, 2021, respectively.

4. DERIVATIVE INSTRUMENTS

As of April 30, 2022, the Company had entered into corn, natural gas and ethanol derivative instruments, which are required to be recorded as either assets or liabilities at fair value in the balance sheet. The Company uses these instruments to manage risks from changes in market rates and prices. Derivatives qualify for treatment as hedges when there is a high correlation between the change in fair value of the derivative instrument and the related change in value of the underlying hedged item. The Company may designate the hedging instruments based upon the exposure being hedged as a fair value hedge or a cash flow hedge. The derivative instruments outstanding at April 30, 2022 are not designated as hedges for accounting purposes.

HIGHWATER ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
April 30, 2022

Commodity Contracts

The following tables provide details regarding the Company's derivative instruments at April 30, 2022 and October 31, 2021:

Instrument	Balance Sheet location	April 30, 2022	October 31, 2021

Corn, natural gas and ethanol contracts
In gain position		$105,210	$—
In loss position		(1,464,548)	(915,027)
Deposits with broker		2,198,704	1,283,296
	Current assets	$839,366	$368,269

The following tables provide details regarding the gains (losses) from the Company's derivative instruments in the statements of operations, none of which are designated as hedging instruments:

	Statement of	Three Months Ended April 30,
	Operations location	2022	2021
Ethanol contracts	Revenues	$(80,667)	$—
Corn contracts	Cost of goods sold	(503,445)	188,563
Natural gas contracts	Cost of goods sold	(92,044)	—

	Statement of	Six Months Ended April 30,
	Operations location	2022	2021
Ethanol contracts	Revenues	$(76,279)	$—
Corn contracts	Cost of goods sold	66,427	48,421
Natural gas contracts	Cost of goods sold	(217,911)	—

5. FAIR VALUE MEASUREMENTS

The following table provides information on those assets (liabilities) measured at fair value on a recurring basis.

	Fair Value as of	Fair Value Measurement Using
	April 30, 2022	Level 1	Level 2	Level 3
Derivative instruments - commodities
In gain position	$105,210	$20,085	$85,125	$—
In loss position	(1,464,548)	(29,799)	(1,434,749)	—

	Fair Value as of	Fair Value Measurement Using
	October 31, 2021	Level 1	Level 2	Level 3
Derivative instruments - commodities
In gain position	$—	$—	$—	$—
In loss position	$(915,027)	$(72,129)	$(842,898)	$—

The Company determines the fair values of commodities by obtaining the fair value measurements from an independent pricing service based on dealer quotes and live trading levels from the Chicago Board of Trade.

HIGHWATER ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
April 30, 2022

6. DEBT FINANCING

Long-term debt consists of the following at:

	April 30, 2022	October 31, 2021
Term Revolving Loan	$499,000	$499,000

2020 Term Loan	—	3,000,000

Total	499,000	3,499,000

Less Debt Issuance Costs	—	(8,709)

Less amounts due within one year	(499,000)	(2,991,291)

Net long-term debt	$—	$499,000

Bank Financing

The Company has a loan facility with Compeer Financial f/k/a AgStar Financial Services, PCA ("Compeer") that includes a $20,000,000 Term Revolving Loan and a Revolving Line of Credit Loan. On February 8, 2022, the Company amended the loan facility to modify the interest rates for the Term Revolving Loan and the the Revolving Line of Credit, effective March 1, 2022, and extend the Revolving Line of Credit Loan to January 22, 2023.
The loan facility with Compeer is secured by substantially all business assets and also subjects the Company to various financial and non-financial covenants.
Term Revolving Loan

The Term Revolving Loan is for $20,000,000, and previously had a variable interest rate based on the 30-day LIBOR rate plus 325 basis points with no minimum interest rate. Beginning on March 1, 2022, interest began accruing on this loan at a variable interest rate based on the Wall Street Journal's Prime Rate plus 10 basis points with a minimum interest rate of 2.10%. The applicable interest rate at April 30, 2022 was 3.35%. The Term Revolving Loan may be advanced, repaid and re-borrowed during the term. Monthly interest payments are due on the Term Revolving Loan. Payment of all amounts outstanding are due on January 22, 2023. The outstanding balance on this note was $499,000 at April 30, 2022. The Company pays interest at a rate of 1.50% on amounts outstanding for letters of credit which also reduce the amount available under the Term Revolving Loan. The Company has no letters of credit outstanding at April 30, 2022. The Company is also required to pay unused commitment fees for the Term Revolving Loan.

Revolving Line of Credit Loan

The Revolving Line of Credit Loan is for an amount equal to the borrowing base, with a maximum limit of $10,000,000, and previously had a variable interest rate based on the 30-day LIBOR rate plus 325 basis points with no minimum interest rate. Beginning on March 1, 2022, interest began accruing on this loan at a variable interest rate based on the Wall Street Journal's Prime Rate plus 10 basis points with a minimum interest rate of 2.10%. The amount available to borrow per the borrowing base calculations at April 30, 2022 was approximately $4,900,000. The applicable interest rate at April 30, 2022 was 3.35%. The Revolving Line of Credit Loan may be advanced, repaid and re-borrowed during the term. Monthly interest payments are due on the Revolving Line of Credit Loan with payment of all amounts outstanding due on January 22, 2023. The outstanding balance on this note was $0 at April 30, 2022. The Company is also required to pay unused commitment fees for the Revolving Line of Credit Loan.

Covenants and other Miscellaneous Terms

The loan facility with Compeer is secured by substantially all business assets. The Company executed a mortgage creating a first lien on its real estate and plant and a security interest in all personal property located on the premises and assigned all rents

HIGHWATER ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
April 30, 2022

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

The Company is limited to annual capital expenditures of $5,000,000 without prior approval, incurring additional debt over certain amounts without prior approval, and making additional investments without prior approval of Compeer. The Company is allowed to make cash distributions to members as frequently as monthly in an amount equal to 75% of net income if working capital is greater than or equal to $8,250,000, or 100% of net income if working capital is greater than or equal to $11,000,000, or an unlimited amount if working capital is greater than or equal to $11,000,000 and the outstanding balance on the 2020 Term Loan is $0. The 2020 Term Loan was repaid in December 2021. The Company believes that it will be in compliance with its financial covenants for at least the next 12 months.
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

The following table summarizes the remaining maturities of the Company’s operating and finance lease liabilities as of April 30, 2022:

For the Period Ending April 30,	Operating Leases	Finance Leases
2023	$168,480	$178,800
2024	168,480	178,800
2025	28,080	178,800
2026	—	178,800
2027	—	178,800
Thereafter	—	447,000
Totals	365,040	1,341,000
Amount representing interest	(21,650)	(244,200)
Lease liability	$343,390	$1,096,800

HIGHWATER ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
April 30, 2022

Lease Cost	Three Months ended April 30, 2022	Six Months ended April 30, 2022

Operating lease cost	$42,120	$84,240
Short term lease cost	19,975	30,390
Finance lease cost
Amortization of leased assets	34,324	68,647
Interest on lease liabilities	15,350	31,100

Net lease cost	$111,769	$214,377

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

Forward Contracts

In the ordinary course of business, we enter into forward contracts for our commodity purchases and sales. Forward contracts outstanding are as follows at April 30, 2022:

	Quantity	Average Price	Delivery Date

Purchase of corn (in bushels):
Basis Contracts	3,520,867		By 12/31/23
Priced Contracts	2,969,677	$6.58	By 12/31/23
Total	6,490,544

Purchase of natural gas (in dekatherms):
Priced contracts	3,267,000	$2.81	By 10/31/25
Total	3,267,000

Purchase of denaturant (in gallons):
Priced contracts	220,800	$2.58	By 6/30/22
Total	220,800

Sales of dry distillers grains (in tons):
Priced contracts	13,550	$262.73	By 8/31/22
Total	13,550

Sales of modified distillers grains (in tons)
Priced contracts	13,000	$98.00	By 8/31/22
Total	13,000

Sales of corn oil (in pounds)
Priced contracts	2,888,000	$0.81	By 7/31/22
Total	2,888,000

Sales of ethanol (in gallons)
Priced contracts	2,764,800	$2.57	By 6/30/22
Total	2,764,800

9. SUBSEQUENT EVENTS

Subsequent to quarter end, on May 23, 2022, the Company received an award from the USDA Biofuel Producer Program in the amount of approximately $4,100,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three month and six month periods ended April 30, 2022, compared to the same periods of the prior fiscal year. This discussion should be read in conjunction with the condensed financial statements and notes and the information contained in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2021.

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
A slowdown in global and regional economic activity, reduced demand for our products and the potential for labor shortages and shipping disruptions resulting from the COVID-19 pandemic; and
Global economic uncertainty, rising inflation, market disruptions and increased volatility in commodity prices caused by the Russian invasion of Ukraine and resulting sanctions by the United States and other countries.

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

On May 23, 2022, we received an award from the Biofuel Producer Program in the amount of approximately $4,100,000.
We expect to fund our operations during the next 12 months using cash flow from our continuing operations and our current credit facilities. However, should we experience unfavorable operating conditions in the ethanol industry that prevent us from profitably operating the ethanol plant, we may need to seek additional funding.

Results of Operations for the Three Months Ended April 30, 2022 and 2021

    The following table shows the results of our operations and the approximate percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our unaudited statements of operations for the three months ended April 30, 2022 and 2021:

	2022		2021
Statements of Operations Data	Amount (unaudited)	%	Amount (unaudited)	%

Revenues	$45,433,629	100.00%	$34,864,344	100.00%
Cost of Goods Sold	39,743,090	87.48%	30,349,064	87.05%
Gross Profit	5,690,539	12.52%	4,515,280	12.95%
Operating Expenses	1,008,051	2.21%	797,060	2.29%
Operating Income	4,682,488	10.31%	3,718,220	10.66%
Other Income, net	4,593	0.01%	626,413	1.80%
Net Income	$4,687,081	10.32%	$4,344,633	12.46%

    The following table shows the sources of our revenue for the three months ended April 30, 2022 and 2021:

	2022		2021
Revenue Sources	Amount (Unaudited)	%	Amount (Unaudited)	%

Ethanol Sales	$33,367,026	73.44%	$26,001,405	74.58%
Modified Distillers Grains Sales	2,481,634	5.46%	1,246,313	3.57%
Dried Distillers Grains Sales	5,984,706	13.17%	5,315,458	15.25%
Corn Oil Sales	3,600,263	7.93%	2,301,168	6.60%
Total Revenues	$45,433,629	100.00%	$34,864,344	100.00%

Revenue

    Ethanol
    Our ethanol revenues were higher for the three months ended April 30, 2022, as compared to the three months ended April 30, 2021. Revenue from ethanol sales increased by approximately 28.3% during the three months ended April 30, 2022, as compared to the three months ended April 30, 2021, due primarily to an increase in the average price per gallon and the number of gallons of ethanol produced and sold during the three months ended April 30, 2022.
The average price per gallon of ethanol sold for the three months ended April 30, 2022 was approximately 21.8% higher than the average price we received for the three months ended April 30, 2021. Ethanol prices for the three months ended April 30, 2021 were higher due to higher corn prices, increases in ethanol demand and the Russian invasion of Ukraine during the current period.
Factors likely to affect ethanol prices in the future include changes in domestic corn prices and corn supply, trade disputes with foreign governments, changes in domestic and foreign demand due to the evolving COVID-19 pandemic and seasonal demand for ethanol. Any actions by the Environmental Protection Agency or Congress which result in either reduction of the renewable volume obligations under the Renewable Fuels Standard or the granting of exemptions from those obligations could also have a negative effect on ethanol prices. In addition, the Russian invasion of Ukraine has resulted in global economic uncertainty and rising oil prices which could continue to impact the market price of ethanol depending on the length of the conflict and actions taken by the United States, European Union and other countries in response.

    The number of gallons of ethanol sold during the three months ended April 30, 2022 increased by approximately 5.2%, as compared to the three months ended April 30, 2021. Our ethanol production levels for the three months ended April 30, 2022 were at an annual rate of approximately 68 million gallons. Management anticipates that the amount of ethanol produced may decrease in the future if current positive operating conditions worsen and we reduce ethanol production levels.

At April 30, 2022, we had 2,764,800 gallons of forward fixed price ethanol contracts valued at approximately $7,092,000. These contracts are for various delivery periods through June 30, 2022.

We had gains (losses) related to ethanol based derivative instruments of ($80,667) and $0 for the three months ended April 30, 2022 and 2021, respectively.

    Distillers Grains

    Revenue from distillers grains sales increased by approximately 29.0% during the three months ended April 30, 2022, as compared to the three months ended April 30, 2021. The tons of dried distillers grains sold during the three months ended April 30, 2022, increased by approximately 2.0%, as compared to the three months ended April 30, 2021 and the tons of modified distillers grains sold during the three months ended April 30, 2022, increased by approximately 51.8%, as compared to the three months ended April 30, 2021. Overall, distillers grains sold increased due primarily to increased corn grind offset by higher corn oil production levels for the period which led to higher production levels for the period. Management anticipates that the amount of distillers grains produced may decrease in the future if current positive operating conditions worsen and we reduce ethanol production levels which would then have a corresponding effect on distillers grains.

    For the three months ended April 30, 2022, the average price per ton of dried distillers grains sold was approximately 10.4% higher than the average price we received during the three months ended April 30, 2021, due to increases in the domestic prices of corn and soybeans for the period. For the three months ended April 30, 2022, the average price per ton of modified distillers grains sold was approximately 31.2% higher than during the three months ended April 30, 2021, due to increased demand and reduced production in our local area.

    Distillers grains prices typically change in proportion to domestic corn and soybean prices. Domestic demand for distillers grains could decrease if corn or soybean prices decline and end-users switch to lower priced alternatives. Management anticipates that both domestic and foreign demand for distillers grains may be negatively affected by the COVID-19 pandemic. Other factors likely to affect distillers grains prices include prices and availability of other commodities, the continued imposition by China of anti-dumping and anti-subsidy duties on distillers grains produced in the United States and other trade actions by the United States and foreign governments.

Corn Oil

Revenue from corn oil sales increased by approximately 56.5% during the three months ended April 30, 2022, as compared to the three months ended April 30, 2021. This is primarily the result of an increase in the price and the amount of corn oil sold during the three months ended April 30, 2022. The average price per pound of corn oil sold was approximately 45.7% higher during the three months ended April 30, 2022, as compared to the three months ended April 30, 2021 due to an increase in the domestic prices of corn and soybeans and increased biodiesel production for the period. Factors likely to affect corn oil prices include biodiesel demand, prices of corn and soybeans, the status of the biodiesel blenders' tax credit and new crop corn oil content.

The pounds of corn oil sold during the three months ended April 30, 2022, increased by approximately 7.1%, as compared to the three months ended April 30, 2021. The amount of corn oil sold increased due to increased corn grind and improved efficiencies leading to increased production for the period. Management anticipates that the amount of corn oil produced may decrease in the future if current positive operating conditions worsen and we reduce ethanol production levels which would then have a corresponding effect on corn oil.

Cost of Goods Sold

    Our two largest costs of production are corn (77.2% of cost of goods sold for the three months ended April 30, 2022) and natural gas (4.4% of cost of goods sold for the three months ended April 30, 2022). Our total cost of goods sold was approximately 31.0% more during the three months ended April 30, 2022, as compared to the three months ended April 30, 2021.

Corn

    Our average price per bushel of corn for the three months ended April 30, 2022 increased by approximately 31.8% per bushel, as compared to the three months ended April 30, 2021, primarily due to higher market value for corn as a result of increased demand which outpaced supply and the Russian invasion of Ukraine during the current period which has caused volatility in commodity prices.
    Management expects there to be an adequate corn supply available in our area to operate the ethanol plant. However, yields in our local area may be lower due to wet weather which has delayed planting and could have a negative affect on the price we pay for our corn. Corn prices are dependent on weather conditions, supply and demand, stocks and other factors which could contribute to price volatility and significantly impact our costs of production. In addition, corn prices could continue to be impacted in the future by the Russian invasion of Ukraine.

    We used approximately 13.2% more bushels of corn in the three months ended April 30, 2022, as compared to the three months ended April 30, 2021, due to increased ethanol production for the period.

    At April 30, 2022, we had 3,520,867 bushels of forward fixed basis corn purchase contracts and 2,969,677 bushels of forward fixed price corn contracts valued at approximately $19,544,000. These purchase contracts are for various delivery periods through December 31, 2023.

We had gains (losses) related to corn derivative instruments of ($503,445) and $188,563 for the three months ended April 30, 2022 and 2021, respectively.

    Natural Gas

    The average market price per MMBTU of natural gas was approximately 5.4% higher for the three months ended April 30, 2022, as compared to the three months ended April 30, 2021 due primarily to the Russian invasion of Ukraine during the current period. However, because we have sufficient forward natural gas purchase contracts in place for our current needs, we paid below market prices for our natural gas. Management anticipates that natural gas prices will continue at current levels as long as the Russian war in Ukraine continues. Other factors such as industry production problems or large increases in natural gas demand could have a negative effect on natural gas prices.

    For the three months ended April 30, 2022, we purchased approximately 14.0% more natural gas as compared to the three months ended April 30, 2021. This increase in natural gas usage is primarily due to an increase in corn grind and dried distillers grains production.

    At April 30, 2022, we had 3,267,000 MMBTUs of forward natural gas purchase contracts valued at approximately $9,170,000 for various delivery periods through October 31, 2025.

For the three months ended April 30, 2022 and 2021, we recorded gains (losses) due to the change in fair value of our outstanding natural gas derivative positions of approximately ($92,044) and $0, respectively.

Operating Expense

    We had operating expenses for the three months ended April 30, 2022 of $1,008,051, as compared to operating expenses of $797,060 for the three months ended April 30, 2021. Management attributes this increase in operating expenses primarily to an increase in professional and IT fees for the three months ended April 30, 2022, as compared to the three months ended April 30, 2021. Management continues to pursue strategies to optimize efficiencies and maximize production. These efforts may result in a decrease in our operating expenses on a per gallon basis. However, because these expenses do not vary with the level of production at the plant, we expect our operating expenses to remain relatively steady.

Other Income

    We had total other income for the three months ended April 30, 2022 of $4,593, as compared to total other income of $626,413, for the three months ended April 30, 2021. Our other income for the three months ended April 30, 2021, was higher due primarily due to the resale of natural gas.

Results of Operations for the Six Months Ended April 30, 2022 and April 30, 2021

The following table shows the results of our operations and the approximate percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our unaudited statements of operations for the six months ended April 30, 2022 and 2021:

	2022		2021
Statements of Operations Data	Amount (unaudited)	%	Amount (unaudited)	%

Revenues	$104,077,065	100.00%	$63,300,091	100.00%
Cost of Goods Sold	81,225,430	78.04%	58,495,993	92.41%
Gross Profit	22,851,635	21.96%	4,804,098	7.59%
Operating Expenses	2,129,751	2.05%	1,622,970	2.56%
Operating Income	20,721,884	19.91%	3,181,128	5.03%
Other Income, net	66,685	0.06%	1,327,143	2.10%
Net Income	$20,788,569	19.97%	$4,508,271	7.12%

    The following table shows the sources of our revenue for the six months ended April 30, 2022 and 2021:

	2022		2021
Revenue Sources	Amount (Unaudited)	%	Amount (Unaudited)	%

Ethanol Sales	$81,724,493	78.52%	$47,098,074	74.40%
Modified Distillers Grains Sales	4,222,833	4.06%	2,309,172	3.65%
Dried Distillers Grains Sales	11,371,309	10.93%	10,077,509	15.92%
Corn Oil Sales	6,758,430	6.49%	3,815,336	6.03%
Total Revenues	$104,077,065	100.00%	$63,300,091	100.00%

Revenue

    Ethanol
    Our ethanol revenues were higher for the six months ended April 30, 2022, as compared to the six months ended April 30, 2021. Revenue from ethanol sales increased by approximately 73.5% during the six months ended April 30, 2022, as compared to the six months ended April 30, 2021, due primarily to an increase in the average price per gallon and the number of gallons of ethanol sold during the six months ended April 30, 2022.
The average price per gallon of ethanol sold for the six months ended April 30, 2022 was approximately 60.4% higher than the average price we received for the six months ended April 30, 2021. Ethanol prices for the six months ended April 30, 2021 were higher due to higher corn prices, increases in ethanol demand and the Russian invasion of Ukraine during the second half of the current period.
Factors likely to affect ethanol prices in the future include changes in domestic corn prices and corn supply, trade disputes with foreign governments, changes in domestic and foreign demand due to the evolving COVID-19 pandemic and seasonal demand for ethanol. Any actions by the Environmental Protection Agency or Congress which result in either reduction of the renewable volume obligations under the Renewable Fuels Standard or the granting of exemptions from those obligations could also have a negative effect on ethanol prices. In addition, the Russian invasion of Ukraine has resulted in global economic uncertainty and rising oil prices which could continue to impact the market price of ethanol depending on the length of the conflict and actions taken by the United States, European Union and other countries in response.

    The number of gallons of ethanol sold during the six months ended April 30, 2022 increased by approximately 8.3%, as compared to the six months ended April 30, 2021. Our ethanol production levels for the six months ended April 30, 2022 were at an annual rate of approximately 68 million gallons. Management anticipates that the amount of ethanol produced may decrease in the future if current positive operating conditions worsen and we reduce ethanol production levels.

At April 30, 2022, we had 2,764,800 gallons of forward fixed price ethanol contracts valued at approximately $7,092,000. These contracts are for various delivery periods through June 30, 2022.

We had gains (losses) related to ethanol based derivative instruments of ($76,279) and $0 for the six months ended April 30, 2022 and 2021, respectively.

    Distillers Grains

    Revenue from distillers grains sales increased by approximately 25.9% during the six months ended April 30, 2022, as compared to the six months ended April 30, 2021. The tons of dried distillers grains sold during the six months ended April 30, 2022, increased by approximately 6.9%, as compared to the six months ended April 30, 2021 and the tons of modified distillers grains sold during the six months ended April 30, 2022, increased by approximately 42.7%, as compared to the six months ended April 30, 2021. Overall, distillers grains sold increased due primarily to increased corn grind offset by higher corn oil production levels for the period which led to higher production levels for the period. Management anticipates that the amount of distillers grains produced may decrease in the future if current positive operating conditions worsen and we reduce ethanol production levels which would then have a corresponding effect on distillers grains.

    For the six months ended April 30, 2022, the average price per ton of dried distillers grains sold was approximately 5.6% higher than the average price we received during the six months ended April 30, 2021, due to increases in the domestic prices of corn and soybeans for the period. For the six months ended April 30, 2022, the average price per ton of modified distillers grains sold was approximately 28.1% higher than during the six months ended April 30, 2021, due to increased demand and reduced production in our local area.

Distillers grains prices typically change in proportion to domestic corn and soybean prices. Domestic demand for distillers grains could decrease if corn or soybean prices decline and end-users switch to lower priced alternatives. Management anticipates that both domestic and foreign demand for distillers grains may be negatively affected by the COVID-19 pandemic. Other factors likely to affect distillers grains prices include prices and availability of other commodities, the continued imposition by China of anti-dumping and anti-subsidy duties on distillers grains produced in the United States and other trade actions by the United States and foreign governments.

Corn Oil

Revenue from corn oil sales increased by approximately 77.1% during the six months ended April 30, 2022, as compared to the six months ended April 30, 2021. This is primarily the result of an increase in the price and the amount of corn oil sold during the six months ended April 30, 2022. The average price per pound of corn oil sold was approximately 59.0% higher during the six months ended April 30, 2022, as compared to the six months ended April 30, 2021 due to an increase in the domestic prices of corn and soybeans and increased biodiesel production for the period. Factors likely to affect corn oil prices include biodiesel demand, prices of corn and soybeans, the status of the biodiesel blenders' tax credit and new crop corn oil content.

The pounds of corn oil sold during the six months ended April 30, 2022, increased by approximately 11.3%, as compared to the six months ended April 30, 2021. The amount of corn oil sold increased due to due to increased corn grind for the period. Factors likely to affect corn oil prices include biodiesel demand, prices of corn and soybeans, the status of the biodiesel blenders' tax credit and new crop corn oil content.

Cost of Goods Sold

    Our two largest costs of production are corn (77.2% of cost of goods sold for the six months ended April 30, 2022) and natural gas (4.5% of cost of goods sold for the six months ended April 30, 2022). Our total cost of goods sold was approximately 38.9% more during the six months ended April 30, 2022, as compared to the six months ended April 30, 2021.

Corn

    Our average price per bushel of corn for the six months ended April 30, 2022 increased by approximately 37.4% per bushel, as compared to the six months ended April 30, 2021 primarily due to higher market value for corn as a result of increased demand which outpaced supply and the Russian invasion of Ukraine during the second half of the current period which has caused volatility in commodity prices.
    Management expects there to be an adequate corn supply available in our area to operate the ethanol plant. However, yields in our local area may be lower due to wet weather which has delayed planting and could have a negative affect on the price we pay for our corn. Corn prices are dependent on weather conditions, supply and demand, stocks and other factors which could contribute to price volatility and significantly impact our costs of production. In addition, corn prices could continue to be impacted in the future by the Russian invasion of Ukraine.

    We used approximately 10.5% more bushels of corn in the six months ended April 30, 2022, as compared to the six months ended April 30, 2021, due to increased ethanol production for the period.

    At April 30, 2022, we had 3,520,867 bushels of forward fixed basis corn purchase contracts and 2,969,677 bushels of forward fixed price corn contracts valued at approximately $19,544,000. These purchase contracts are for various delivery periods through December 31, 2023.

We had gains related to corn derivative instruments of $66,427 and $48,421 for the six months ended April 30, 2022 and 2021, respectively.

    Natural Gas

    The average market price per MMBTU of natural gas was approximately 8.9% higher for the six months ended April 30, 2022, as compared to the six months ended April 30, 2021 due primarily to the Russian invasion of Ukraine during the second half of the current period. However, because we have sufficient forward natural gas purchase contracts in place for our current needs, we paid below market prices for our natural gas. Management anticipates that natural gas prices will continue at current levels as long as the Russian war in Ukraine continues. Other factors such as industry production problems or large increases in natural gas demand could have a negative effect on natural gas prices.

    For the six months ended April 30, 2022, we purchased approximately 11.2% more natural gas as compared to the six months ended April 30, 2021. This increase in natural gas usage is primarily due to an increase in corn grind and dried distillers grains production.

    At April 30, 2022, we had 3,267,000 MMBTUs of forward natural gas purchase contracts valued at approximately $9,170,000 for various delivery periods through October 31, 2025.

For the six months ended April 30, 2022 and 2021, we recorded gains (losses) due to the change in fair value of our outstanding natural gas derivative positions of approximately ($217,911) and $0, respectively.

Operating Expense

    We had operating expenses for the six months ended April 30, 2022 of $2,129,751, as compared to operating expenses of $1,622,970 for the six months ended April 30, 2021. Management attributes this increase in operating expenses primarily to an increase in professional and IT fees for the six months ended April 30, 2022, as compared to the six months ended April 30, 2021. Management continues to pursue strategies to optimize efficiencies and maximize production. These efforts may result in a decrease in our operating expenses on a per gallon basis. However, because these expenses do not vary with the level of production at the plant, we expect our operating expenses to remain relatively steady.

Other Income

    We had total other income for the six months ended April 30, 2022 of $66,685, as compared to total other income of $1,327,143, for the six months ended April 30, 2021. Our other income for the six months ended April 30, 2021, was higher due primarily due to our recording a gain on debt extinguishment related to the forgiveness of our Paycheck Protection Program loan and the resale of natural gas.

Changes in Financial Condition for the Six Months Ended April 30, 2022

    The following table highlights the changes in our financial condition as of April 30, 2022 from our previous fiscal year ended October 31, 2021:

	April 30, 2022	October 31, 2021
Current Assets	$24,079,518	$31,173,692
Current Liabilities	7,798,977	21,322,079
Long-Term Liabilities	1,165,258	1,803,610

Current Assets

    The decrease in current assets is primarily the result of decreases in cash and cash equivalents and accounts receivable at April 30, 2022, as compared to October 31, 2021. This was partially offset by an increase in inventories.

Current Liabilities

    The decrease in current liabilities is due primarily to decreases in deferred payments, accounts payable and current maturities of long-term debt at April 30, 2022, as compared to October 31, 2021.

Long-Term Liabilities

    Long-term liabilities decreased at April 30, 2022, as compared to October 31, 2021, primarily due to the 2020 Term Loan being paid off on December 14, 2021.

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

The following table shows cash flows for the six months ended April 30, 2022 and 2021:

	2022	2021
	(unaudited)	(unaudited)
Net cash provided by operating activities	$14,628,933	$1,362,823
Net cash used in investing activities	(345,390)	(5,940,075)
Net cash provided by (used in) financing activities	(21,291,700)	5,134,314

Cash Flow From Operations

We had more cash provided by operating activities for the six months ended April 30, 2022, as compared to the same period in 2021. This increase was primarily due to an increase in net income partially offset by changes in accounts payable for the six months ended April 30, 2022, as compared to the same period in 2021.

Cash Flow From Investing Activities

We used less cash in investing activities for the six months period ended April 30, 2022, as compared to the same period in 2021. This change was primarily due to a decrease in capital expenditures during the six months ended April 30, 2022.

Cash Flow From Financing Activities

We used more cash in financing activities during the six month ended April 30, 2022, as compared to the same period in 2021. Our cash used in financing activities increased primarily due to increased distributions to our members and decreased net borrowings on long-term debt during the six months ended April 30, 2022.

Short-Term and Long-Term Debt Sources

    Our loan facility with Compeer Financial f/k/a AgStar Financial Services, PCA ("Compeer") includes a $20,000,000 Term Revolving Loan and a Revolving Line of Credit Loan. On February 8, 2022, we amended the loan facility to modify the interest rates for the Term Revolving Loan and the Revolving Line of Credit, effective March 1, 2022, and extend the Revolving Line of Credit Loan to January 22, 2023.

Our loan facility with Compeer is secured by substantially all business assets and also subjects the Company to various financial and non-financial covenants.

Term Revolving Loan

The Term Revolving Loan is for up to $20,000,000, and previously had a variable interest rate based on the 30-day LIBOR rate plus 325 basis points with no minimum interest rate. Beginning on March 1, 2022, interest began accruing on this loan at a variable interest rate based on the Wall Street Journal's Prime Rate plus 10 basis points with a minimum interest rate of 2.10%. The applicable interest rate at April 30, 2022 was 3.35%. The Term Revolving Loan may be advanced, repaid and re-borrowed during the term. Monthly interest payments are due on the Term Revolving Loan with payment of all amounts outstanding due on January 22, 2023. The outstanding balance on this note was $499,000 at April 30, 2022. We pay interest at a rate of 1.50% on amounts outstanding for letters of credit which also reduce the amount available under the Term Revolving Loan. We had no letters of credit outstanding at April 30, 2022. We are also required to pay unused commitment fees for the Term Revolving Loan.

Revolving Line of Credit Loan

The Revolving Line of Credit Loan is for an amount equal to the borrowing base, with a maximum limit of $10,000,000, and previously had a variable interest rate based on the 30-day LIBOR rate plus 325 basis points with no minimum interest rate. Beginning on March 1, 2022, interest began accruing on this loan at a variable interest rate based on the Wall Street Journal's Prime Rate plus 10 basis points with a minimum interest rate of 2.10%. The amount available to borrow per the borrowing base calculations at April 30, 2022 was approximately $4,900,000. The applicable interest rate at April 30, 2022 was 3.35%. The Revolving Line of Credit Loan may be advanced, repaid and re-borrowed during the term. Monthly interest payments are due on the Revolving Line of Credit Loan with payment of all amounts outstanding due on January 22, 2023. The outstanding balance on this note was $0 at April 30, 2022. We are also required to pay unused commitment fees for the Revolving Line of Credit Loan.

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

We are limited to annual capital expenditures of $5,000,000 without prior approval, incurring additional debt over certain amounts without prior approval, and making additional investments as described in the Amended and Restated Credit Agreement without prior approval of Compeer. We are allowed to make cash distributions to members as frequently as monthly in an amount equal to 75% of net income if working capital is greater than or equal to $8,250,000, or 100% of net income if working capital is greater than or equal to $11,000,000, or an unlimited amount if working capital is greater than or equal to $11,000,000 and the outstanding balance on the 2020 Term Loan is $0. The 2020 Term Loan was repaid in December 2021.

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

    As of April 30, 2022, the fair values of our commodity-based derivative instruments are a net liability of approximately $1,359,000. As the prices of the hedged commodity moves in reaction to market trends and information, our statement of operations will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to protect the Company over the term of the contracts for the hedged amounts.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from our Term Revolving Loan and Revolving Line of Credit Loan, each bearing a variable interest rate.  As of April 30, 2022, we had $499,000 outstanding on the Term Revolving Loan and $0 outstanding on the Revolving Line of Credit Loan. As of April 30, 2022, interest accrues on these loans at a variable interest rate based on the Wall Street Journal's Prime Rate plus 10 basis points with a minimum interest rate of 2.10% and the applicable interest rate was 3.35%. Given the balance owed on these loans as of April 30, 2022 and the applicable interest rates, we have determined that our exposure to market risk from changes in interest rates is not material. The specifics of each loan are discussed in greater detail in “Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

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

    In the ordinary course of business, we enter into forward contracts for our commodity purchases. At April 30, 2022, we had 3,520,867 bushels of forward fixed basis corn purchase contracts and 2,969,677 bushels of forward fixed price corn purchase contracts valued at approximately $19,544,000. These purchase contracts are for various delivery periods through December 31, 2023. At April 30, 2022, we had 3,267,000 MMBTUs of forward natural gas fixed price purchase contracts valued at approximately $9,170,000 for delivery periods through October 31, 2025. In addition, at April 30, 2022, we had 220,800 gallons of forward fixed price denaturant purchase contracts valued at approximately $569,000 for delivery periods through June 30, 2022.

    In the ordinary course of business, we enter into forward contracts for our commodity sales. At April 30, 2022, we have 2,764,800 gallons of forward fixed price ethanol sale contracts valued at approximately $7,092,000. These contracts are for various delivery periods through June 30, 2022. At April 30, 2022, we had 13,550 tons of forward fixed price dried distillers grains sales contracts valued at approximately $3,560,000 for delivery periods through August 31, 2022. At April 30, 2022, we had 13,000 tons of forward fixed price modified distillers grains sales contracts valued at approximately $1,274,000 for delivery periods through August 31, 2022. At April 30, 2022, we had 2,888,000 pounds of forward fixed price corn oil sales contracts valued at approximately $2,328,000 for delivery periods through July 31, 2022.

    We recorded gains (losses) due to changes in the fair value of our outstanding corn derivative future positions of approximately ($503,445) and $188,563 for the three months ended April 30, 2022 and 2021, respectively. We recorded gains (losses) due to changes in the fair value of our outstanding ethanol derivative future positions of approximately ($80,667) and $0 for the three months ended April 30, 2022 and 2021, respectively. For the the three months ended April 30, 2022 and 2021, we recorded gains (losses) due to the change in fair value of our outstanding natural gas derivative future positions of approximately ($92,044) and $0, respectively.

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

A sensitivity analysis has been prepared to estimate our exposure to ethanol, distillers grains, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas prices and average ethanol and distillers grains prices as of April 30, 2022, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from April 30, 2022. The results of this analysis, which may differ from actual results, are approximately as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price as of April 30, 2022	Approximate Adverse Change to Income
Natural Gas	214,000	MMBTU	10%	$155,000
Ethanol	63,235,000	Gallons	10%	$16,631,000
Corn	19,030,000	Bushels	10%	$15,262,000
DDGs	102,000	Tons	10%	$2,920,000

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

Our management, including our Chief Executive Officer (the principal executive officer), Brian Kletscher, along with our Chief Financial Officer (the principal financial officer), Lucas Schneider, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of April 30, 2022.  Based on this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended April 30, 2022, which were identified in connection with management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The invasion of Ukraine by Russia and resulting sanctions by the United States, European Union and other countries could result in a slowdown in global economic growth, rising inflation, market disruptions and increased volatility in commodity prices in the United States. On February 24, 2022, a full-scale military invasion of Ukraine by Russian troops was reported. In response to the attacks on Ukraine, sanctions and other penalties have been levied by the United States, European Union and other countries and additional sanctions and penalties have been proposed. The invasion by Russia and resulting sanctions have created global economic uncertainty and have resulted in significant market disruptions and increased volatility in commodity prices such as corn, oil and natural gas. Although the duration and extent of the ongoing military conflict is highly unpredictable and the magnitude of the potential economic impact is currently unknown, Russian military actions and resulting sanctions could have a negative effect on our financial condition and operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Units Purchased	Average Price Paid per Unit $	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs
February 1, 2022 - February 28, 2022	3	6,750	—	—
March 1, 2022 - March 31, 2022	1	6,750	—	—
April 1, 2022 - April 30, 2022	—	—	—	—
Total	4	27,000	—	—

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

HIGHWATER ETHANOL, LLC

Date:	June 10, 2022	/s/ Brian Kletscher
Brian Kletscher
Chief Executive Officer
(Principal Executive Officer)

Date:	June 10, 2022	/s/ Lucas Schneider
Lucas Schneider
Chief Financial Officer
(Principal Financial and Accounting Officer)