Form 10-Q
period 2022-07-31
HIGHWATER ETHANOL LLC
filed 2022-09-13
CIK 1371451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

	For the quarterly period ended	July 31, 2022

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

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
☐ Yes     ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  As of September 13, 2022 there were 4,764 membership units outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HIGHWATER ETHANOL, LLC
Condensed Balance Sheets

ASSETS	July 31, 2022	October 31, 2021
	(Unaudited)
Current Assets
Cash and cash equivalents	$17,721,097	$7,549,008
Derivative instruments	545,792	368,269
Accounts receivable	3,402,165	7,788,574
Inventories	19,423,513	14,748,142
Prepaids and other	506,439	719,699
Total current assets	41,599,006	31,173,692

Property and Equipment
Land and land improvements	12,836,332	12,836,332
Buildings	38,848,218	38,848,218
Office equipment	1,171,866	1,171,866
Plant and process equipment	86,583,122	86,425,155
Vehicles	123,779	123,779
Construction in progress	814,984	193,244
	140,378,301	139,598,594
Less accumulated depreciation	(98,171,402)	(90,919,014)
Net property and equipment	42,206,899	48,679,580

Other Assets
Investments	3,872,797	3,452,027
Right of use asset - operating leases	305,820	417,001
Right of use asset - finance leases	995,381	1,098,351
Other	833,232	1,208,232
Deposits	312,269	312,269
Total other assets	6,319,499	6,487,880

Total Assets	$90,125,404	$86,341,152

LIABILITIES AND MEMBERS' EQUITY	July 31, 2022	October 31, 2021
	(Unaudited)
Current Liabilities
Accounts payable	$10,433,833	$16,790,834
Accrued expenses	1,460,769	1,272,463
Current maturities of long-term debt	499,000	2,991,291
Current portion of operating lease liability	155,542	149,271
Current portion of finance lease liability	123,187	118,220
Total Current Liabilities	12,672,331	21,322,079

Long-Term Liabilities
Long term debt	—	499,000
Operating lease liability	150,278	267,730
Finance lease liability	943,858	1,036,880
Total Long-Term Liabilities	1,094,136	1,803,610

Commitments and Contingencies

Members' Equity
Members' equity, 4,764 and 4,782 units outstanding	76,358,937	63,215,463

Total Liabilities and Members’ Equity	$90,125,404	$86,341,152

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Condensed Unaudited Statements of Operations

	Three Months Ended		Nine Months Ended
	July 31, 2022	July 31, 2021	July 31, 2022	July 31, 2021

Revenues	$64,060,657	$46,988,806	$168,137,722	$110,288,897

Cost of Goods Sold	56,706,871	40,064,915	137,932,301	98,560,908

Gross Profit	7,353,786	6,923,891	30,205,421	11,727,989

Operating Expenses	869,036	826,728	2,998,787	2,449,699

Operating Income	6,484,750	6,097,163	27,206,634	9,278,290

Other Income (Expense)
Interest income	1,226	3,441	9,926	4,064
Other income	4,096,785	2,821	4,177,053	783,155
Interest expense	(60,818)	(90,793)	(220,756)	(407,210)
Gain on debt extinguishment	—	—	—	712,200
Income from equity method investments	80,762	62,139	218,417	212,543
Total other income (expense), net	4,117,955	(22,392)	4,184,640	1,304,752

Net Income	$10,602,705	$6,074,771	$31,391,274	$10,583,042

Weighted Average Units Outstanding	4,764	4,786	4,767	4,789
Net Income Per Unit, Basic and Diluted	$2,225.59	$1,269.28	$6,585.12	$2,209.86
Distributions Declared Per Unit	$—	$—	$3,800	$—

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Statements of Changes in Members' Equity (Unaudited)

Members' Equity

Balance - October 31, 2020	$49,563,285

Net income for the three-month period ended January 31, 2021	163,638

Member unit repurchase, 6 units	(33,000)

Balance - January 31, 2021	$49,693,923

Net income for the three-month period ended April 30, 2021	4,344,633

Member unit repurchase, 5 units	(27,500)

Balance - April 30, 2021	$54,011,056

Net income for the three month period ended July 31, 2021	6,074,771

Member unit repurchase, 2 units	(11,000)

Balance - July 31, 2021	$60,074,827

Members' Equity

Balance - October 31, 2021	$63,215,463

Net income for the three-month period ended January 31, 2022	16,101,488

Member distribution	(18,130,900)

Member unit repurchase, 12 units	(75,500)

Balance - January 31, 2022	$61,110,551

Net income for the three-month period ended April 30, 2022	4,687,081

Member unit repurchase, 4 units	(27,000)

Balance - April 30, 2022	$65,770,632

Net income for the three month period ended July 31, 2022	10,602,705

Member unit repurchase, 2 units	(14,400)

Balance - July 31, 2022	$76,358,937

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Condensed Unaudited Statements of Cash Flows

	Nine Months Ended
	July 31, 2022	July 31, 2021
Cash Flows from Operating Activities
Net income	$31,391,274	$10,583,042
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	7,739,067	7,304,485
Earnings in excess of distributions from equity method investments	(238,916)	(95,246)
Gain on debt extinguishment	—	(712,200)
Non-cash patronage income	(181,854)	(229,959)
Changes in assets and liabilities
Accounts receivable	4,386,409	1,275,939
Inventories	(4,675,371)	(3,790,266)
Derivative instruments	(177,523)	51,228
Prepaids and other	213,260	186,811
Accounts payable	(6,478,955)	(1,531,028)
Accrued expenses	188,306	205,629
Net cash provided by operating activities	32,165,697	13,248,435

Cash Flows from Investing Activities
Capital expenditures	(657,753)	(6,399,708)
Net cash used in investing activities	(657,753)	(6,399,708)

Cash Flows from Financing Activities
Payments on long-term debt	(11,200,000)	(34,500,000)
Proceeds from long-term debt	8,200,000	28,000,000
Member unit repurchases	(116,900)	(71,500)
Payment on finance lease liability	(88,055)	(83,352)
Member distributions paid	(18,130,900)	—
Net cash used in financing activities	(21,335,855)	(6,654,852)

Net Increase in Cash and Cash Equivalents	10,172,089	193,875

Cash and Cash equivalents – Beginning of Period	7,549,008	667,317

Cash and Cash equivalents – End of Period	$17,721,097	$861,192

Supplemental Cash Flow Information
Cash paid for interest	$83,207	$312,528

Supplemental Disclosure of Noncash Financing and Investing Activities
Capital expenditures included in accounts payable	$121,955	$93,346

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
July 31, 2022

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

In the opinion of management, the interim condensed financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for fair presentation of the Company's financial position as of July 31, 2022 and the results of operations and cash flows for all periods presented.

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
July 31, 2022

consideration that we expect to receive in exchange for those goods or services.

•ethanol sales
•modified distillers grains sales
•dried distillers grains sales
•corn oil sales

Disaggregation of revenue:

All revenue recognized in the statement of operations is considered to be revenue from contracts with customers. The following table depicts the disaggregation of revenue according to product line for the three and nine months ended July 31, 2022 and 2021:

	Three Months Ended July 31, 2022	Three Months Ended July 31, 2021	Nine Months Ended July 31, 2022	Nine Months Ended July 31, 2021
Revenue Sources	Amount	Amount	Amount	Amount

Ethanol Sales	$50,607,863	$36,806,165	$132,332,356	$83,904,239
Modified Distillers Grains Sales	2,358,380	1,233,334	6,581,213	3,542,506
Dried Distillers Grains Sales	6,977,470	6,063,807	18,348,779	16,141,316
Corn Oil Sales	4,116,944	2,885,500	10,875,374	6,700,836
Total Revenues	$64,060,657	$46,988,806	$168,137,722	$110,288,897

Contract assets and contract liabilities:

The Company receives payments from customers based upon contractual billing schedules; accounts receivable are recorded when the right to consideration becomes unconditional. Contract liabilities include payments received in advance of performance under the contract, and are realized with the associated revenue recognized under the contract.

The Company had short term contract liabilities from contracts with customers of $18,020 at July 31, 2022 and $0 at October 31, 2021.

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
July 31, 2022

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

In accordance with the Company’s policy for evaluating impairment of long-lived assets described above, when a triggering event occurs management evaluates the recoverability of the facilities based on projected future cash flows from operations over the facilities’ estimated useful lives. In determining the projected future undiscounted cash flows, the Company makes significant assumptions concerning the future viability of the ethanol industry, the future price of corn in relation to the future price of ethanol and the overall demand in relation to production and supply capacity. The Company has not recorded any impairment for the nine months ended July 31, 2022 and 2021.

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts receivable, and accounts payable, and other working capital items approximate fair value at July 31, 2022 due to the short maturity nature of these instruments (Level 2).

Derivative instruments are carried at fair value, based on dealer quotes and live trading levels (Note 5).

The Company believes the carrying amount of the term debt approximates fair value due to the indebtedness containing variable interest rates and this rate is a market interest rate for these borrowings (Level 2).

Investments

The Company has a 5.26% investment interest in an unlisted company, Renewable Products Marketing Group, LLC (RPMG), who markets the Company’s ethanol. The Company also has a 7% ownership interest in Lawrenceville Tank, LLC (LT), which owns and operates a trans load/tank facility near Atlanta, Georgia. These investments are flow-through entities and are being accounted for by the equity method of accounting under which the Company’s share of net income is recognized as income in the Company’s statements of operations and added to the investment account. Distributions or dividends received from the investment are treated as a reduction of the investment account. The Company consistently follows the practice of recognizing the net income (loss) from equity method investments based on the most recent reliable data. Therefore, the net income (loss) which is reported in the Company's statement of operations for the period ended July 31, 2022 is based on the investee’s results of operations for the period ended June 30, 2022.

HIGHWATER ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
July 31, 2022

The Company has cost method of investments in cooperatives. The corresponding patronage income is recorded in costs of goods sold.

Grants

The Company received an award from the United States Department of Agriculture (USDA) Biofuel Producer Program of approximately $4,100,000. The Biofuel Producer Program was created as part of the Coronavirus Aid Relief and Economic Security Act. The USDA announced that the funds were made available to provide economic relief to biofuels producers who faced unexpected market losses due to the COVID-19 pandemic and support a significant market for agricultural producers who supply products used in biofuel production. The award was recorded in the third quarter of fiscal 2022 in other income.

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

3. INVENTORIES

Inventories consisted of the following at:

	July 31, 2022	October 31, 2021

Raw materials	$10,399,662	$8,471,843
Spare parts and supplies	4,953,457	4,093,108
Work in process	1,528,037	1,074,341
Finished goods	2,542,357	1,108,850
Total	$19,423,513	$14,748,142

The Company has no lower of cost or net realizable value write-down on finished goods inventory at July 31, 2022 or October 31, 2021.

4. DERIVATIVE INSTRUMENTS

As of July 31, 2022, the Company had entered into corn, natural gas and ethanol derivative instruments, which are required to be recorded as either assets or liabilities at fair value in the balance sheet. The Company uses these instruments to manage risks from changes in market rates and prices. Derivatives qualify for treatment as hedges when there is a high correlation between the change in fair value of the derivative instrument and the related change in value of the underlying hedged item. The Company may designate the hedging instruments based upon the exposure being hedged as a fair value hedge or a cash flow hedge. The derivative instruments outstanding at July 31, 2022 are not designated as hedges for accounting purposes.

HIGHWATER ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
July 31, 2022

Commodity Contracts

The following tables provide details regarding the Company's derivative instruments at July 31, 2022 and October 31, 2021:

Instrument	Balance Sheet location	July 31, 2022	October 31, 2021

Corn, natural gas and ethanol contracts
In gain position		$5,000	$—
In loss position		(1,251,326)	(915,027)
Deposits with broker		1,792,118	1,283,296
	Current assets	$545,792	$368,269

The following tables provide details regarding the gains (losses) from the Company's derivative instruments in the statements of operations, none of which are designated as hedging instruments:

	Statement of	Three Months Ended July 31,
	Operations location	2022	2021
Ethanol contracts	Revenues	$89,502	$—
Corn contracts	Cost of goods sold	520,787	139,869
Natural gas contracts	Cost of goods sold	52,562	—

	Statement of	Nine Months Ended July 31,
	Operations location	2022	2021
Ethanol contracts	Revenues	$13,223	$—
Corn contracts	Cost of goods sold	587,214	188,290
Natural gas contracts	Cost of goods sold	(165,349)	—

5. FAIR VALUE MEASUREMENTS

The following table provides information on those assets (liabilities) measured at fair value on a recurring basis.

	Fair Value as of	Fair Value Measurement Using
	July 31, 2022	Level 1	Level 2	Level 3
Derivative instruments - commodities
In gain position	$5,000	$5,000	$—	$—
In loss position	(1,251,326)	(17,500)	(1,233,826)

	Fair Value as of	Fair Value Measurement Using
	October 31, 2021	Level 1	Level 2	Level 3
Derivative instruments - commodities
In gain position	$—	$—	$—	$—
In loss position	$(915,027)	$(72,129)	$(842,898)	$—

The Company determines the fair values of commodities by obtaining the fair value measurements from an independent pricing service based on dealer quotes and live trading levels from the Chicago Board of Trade.

HIGHWATER ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
July 31, 2022

6. DEBT FINANCING

Long-term debt consists of the following at:

	July 31, 2022	October 31, 2021
Term Revolving Loan	$499,000	$499,000

2020 Term Loan	—	3,000,000

Total	499,000	3,499,000

Less Debt Issuance Costs	—	(8,709)

Less amounts due within one year	(499,000)	(2,991,291)

Net long-term debt	$—	$499,000

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
Subsequent to the period covered by this report, on August 8, 2022, the Company amended the loan facility to extend the maturity date of the Term Revolving Loan to November 1, 2027. The amendment also extends the maturity date of the Revolving Line of Credit Loan to November 1, 2023 and provides that the maturity date may be extended for up to four additional one year terms upon written request of the Company which will be deemed automatically granted by Compeer upon written certification that there is no event of default. In addition, the amendment updates certain financial covenants that restrict distributions and require minimum debt service coverage and working capital requirements as explained in more detail below.
The loan facility with Compeer is secured by substantially all business assets and also subjects the Company to various financial and non-financial covenants.
Term Revolving Loan

The Term Revolving Loan is for $20,000,000, and has a variable interest rate based on the Wall Street Journal's Prime Rate plus 10 basis points with a minimum interest rate of 2.10%. The applicable interest rate at July 31, 2022 was 4.10%. The Term Revolving Loan may be advanced, repaid and re-borrowed during the term. Monthly interest payments are due on the Term Revolving Loan. Payment of all amounts outstanding are due on November 1, 2027. The outstanding balance on this note was $499,000 at July 31, 2022. The Company pays interest at a rate of 1.50% on amounts outstanding for letters of credit which also reduce the amount available under the Term Revolving Loan. The Company has no letters of credit outstanding at July 31, 2022. The Company is also required to pay unused commitment fees for the Term Revolving Loan.

Revolving Line of Credit Loan

The Revolving Line of Credit Loan is for an amount equal to the borrowing base, with a maximum limit of $10,000,000, and has a variable interest rate based on the Wall Street Journal's Prime Rate plus 10 basis points with a minimum interest rate of 2.10%. The amount available to borrow per the borrowing base calculations at July 31, 2022 was approximately $4,900,000. The applicable interest rate at July 31, 2022 was 4.10%. The Revolving Line of Credit Loan may be advanced, repaid and re-borrowed during the term. Monthly interest payments are due on the Revolving Line of Credit Loan with payment of all amounts outstanding due on November 1, 2023. The outstanding balance on this note was $0 at July 31, 2022. The Company is also required to pay unused commitment fees for the Revolving Line of Credit Loan.

HIGHWATER ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
July 31, 2022

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

The Company is also subject to various financial and non-financial covenants that limit distributions and debt and require minimum debt service coverage and working capital requirements. The debt service coverage ratio covenant was no less than 1.25:1.00 measured annually on October 31 by comparing adjusted EBITDA to scheduled payments of principal and interest. The minimum working capital covenant was $8,250,000, which is calculated as current assets plus the amount available for drawing under the Term Revolving Loan and undrawn amounts on outstanding letters of credit, less current liabilities, and is measured quarterly.

The Company is limited to annual capital expenditures of $5,000,000 without prior approval, incurring additional debt over certain amounts without prior approval, and making additional investments without prior approval of Compeer. The Company was allowed to make cash distributions to members as frequently as monthly in an amount equal to 75% of net income if working capital is greater than or equal to $8,250,000, or 100% of net income if working capital is greater than or equal to $11,000,000, or an unlimited amount if working capital is greater than or equal to $11,000,000 and the outstanding balance on the 2020 Term Loan is $0. The 2020 Term Loan was repaid in December 2021.
On August 8, 2022, the Company amended the loan facility to eliminate the requirement to maintain a minimum debt service coverage ratio and raise the the minimum working capital requirement from $8,250,000 to $9,000,000, which is calculated as current assets plus the amount available for drawing under the Term Revolving Loan and undrawn amounts on outstanding letters of credit, less current liabilities, and is measured quarterly. In addition, the Company is now allowed to make cash distributions to members as frequently as monthly in an amount equal to 75% of net income if working capital is greater than or equal to $9,000,000, or an unlimited amount if working capital is greater than or equal to $12,000,000.
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

HIGHWATER ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
July 31, 2022

The following table summarizes the remaining maturities of the Company’s operating and finance lease liabilities as of July 31, 2022:

For the Period Ending July 31,	Operating Leases	Finance Leases
2023	$168,480	$178,800
2024	154,440	178,800
2025	—	178,800
2026	—	178,800
2027	—	178,800
Thereafter	—	402,300
Totals	322,920	1,296,300
Amount representing interest	(17,100)	(229,255)
Lease liability	$305,820	$1,067,045

Lease Cost	Three Months ended July 31, 2022	Nine Months ended July 31, 2022

Operating lease cost	$42,120	$126,360
Short term lease cost	11,850	42,240
Finance lease cost
Amortization of leased assets	34,323	102,970
Interest on lease liabilities	14,945	46,045

Net lease cost	$103,238	$317,615

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

Forward Contracts

In the ordinary course of business, we enter into forward contracts for our commodity purchases and sales. Forward contracts outstanding are as follows at July 31, 2022:

	Quantity	Average Price	Delivery Date

Purchase of corn (in bushels):
Basis Contracts	1,548,998		12/31/25
Priced Contracts	3,278,686	$6.73	12/31/23
Total	4,827,684

Purchase of natural gas (in dekatherms):
Priced contracts	3,051,000	$3.01	10/31/25
Total	3,051,000

Purchase of denaturant (in gallons):
Priced contracts	222,000	$2.16	9/30/22
Total	222,000

Sales of dry distillers grains (in tons):
Priced contracts	12,075	$222.29	12/31/22
Total	12,075

Sales of modified distillers grains (in tons)
Priced contracts	5,100	$100.82	4/30/23
Total	5,100

Sales of corn oil (in pounds)
Priced contracts	1,536,000	$0.80	9/30/22
Total	1,536,000

HIGHWATER ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
July 31, 2022

9. SUBSEQUENT EVENTS

On August 26, 2022, the Company gave written notice of its election to terminate its distillers grain marketing agreement with its current marketer. The termination becomes effective on January 1, 2023.

On August 26, 2022, the Company entered into a distillers grains marketing agreement with a marketer (RPMG) to purchase and market all of the distillers grains produced at the plant beginning January 1, 2023. Following an initial term, the agreement will be automatically extended for additional terms unless either party gives proper notice of non-extension. The Company may immediately terminate the agreement upon written notice if RPMG fails on 3 separate occasions within any 12-month period to purchase or market distillers grains under circumstances where such breach or failure is not excused. RPMG may immediately terminate the agreement upon written notice if the variance of the Company's actual distillers grains inventory when compared to monthly production and inventory estimates exceeds certain threshold amounts. The Company will pay RPMG a fee to market distillers grains to third party end purchasers and reimburse RPMG for certain charges paid to third parties. RPMG agrees to market the distillers grains using commercially reasonable efforts and endeavor to maximize price and minimize freight and other costs but does not guarantee the price that will be obtained from the sale.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three month and nine month periods ended July 31, 2022, compared to the same periods of the prior fiscal year. This discussion should be read in conjunction with the condensed financial statements and notes and the information contained in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2021.

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
A slowdown in global and regional economic activity, reduced demand for our products and the potential for labor shortages and shipping disruptions resulting from the COVID-19 pandemic; and
Global economic uncertainty, rising inflation, market disruptions and increased volatility in commodity prices caused in part by the Russian invasion of Ukraine and resulting sanctions by the United States and other countries.

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

    On August 26, 2020, we entered into an agreement with Nelson Baker BioTech, Inc. to install a system which will allow us to produce USP grade high purity alcohol for use in the sanitizer market. We commenced construction in November, 2020. The project was completed in October 2021. We expect to commence the production of high purity alcohol if current positive ethanol margins worsen and we determine that high purity alcohol sales would result in greater profitability for our business than ethanol sales. We have executed an agreement with RPMG, Inc. ("RPMG") to be the exclusive marketer of our high purity alcohol. RPMG is currently our exclusive marketer and distributor of ethanol and corn oil and will market our distillers grains beginning January 1, 2023. We are also an owner of Renewable Products Marketing Group, LLC, the parent entity of RPMG.

On May 23, 2022, we received an award from the USDA Biofuel Producer Program in the amount of approximately $4,100,000.
On August 8, 2022, we executed a Second Amendment to the Third Amended and Restated Credit Agreement (the "Amendment"), which amends the Third Amended and Restated Credit Agreement dated March 15, 2021. The Amendment extends the maturity date of the Term Revolving Loan from January 22, 2023 to November 1, 2027. The Amendment also extends the maturity date of the Revolving Line of Credit Loan from January 22, 2023 to November 1, 2023. The Amendment provides that the maturity date of the Revolving Line of Credit Loan may be extended for up to four additional one year terms upon written request of the Company which will be deemed automatically granted by Compeer upon receipt of the request and written certification that there is no event of default. The Amendment also amends certain financial covenants that restrict distributions and require minimum debt service coverage and working capital requirements. The Amendment provides that the Company is allowed to make distributions to members as frequently as monthly in an amount equal to 75% of net income if working capital is greater than or equal to $9,000,000, or an unlimited amount if working capital is greater than or equal to $12,000,000. The Amendment eliminates the requirement to maintain a minimum debt service coverage ratio and raises the the minimum working capital requirement from $8,250,000 to $9,000,000, which is calculated as current assets plus the amount available for drawing under the Term Revolving Loan and undrawn amounts on outstanding letters of credit, less current liabilities, and is measured quarterly.

On August 26, 2022, we gave written notice of our election to terminate the Distiller's Grain Marketing Agreement with CHS, Inc. (the "CHS Agreement"). Pursuant to the terms of the CHS Agreement, CHS purchased all of the distillers grains produced at the plant. The CHS Agreement can be terminated by either party upon not less than 120 days written notice. The termination of the CHS Agreement becomes effective on January 1, 2023.

On August 26, 2022, we entered into a Distillers Grains Marketing Agreement (the “RPMG Agreement”) with RPMG pursuant to which RPMG agrees to purchase and market all of the distillers grains produced at the plant. RPMG is expected to begin marketing our distillers grains on January 1, 2023. Following an initial term, the RPMG Agreement will be automatically extended for additional terms unless either party gives proper notice of non-extension. We may immediately terminate the RPMG Agreement upon written notice if RPMG fails on 3 separate occasions within any 12-month period to purchase or market distillers grains under circumstances where such breach or failure is not excused. RPMG may immediately terminate the RPMG Agreement upon written notice if the variance of our actual distillers grains inventory when compared to monthly production and inventory estimates exceeds certain threshold amounts. We will pay RPMG a fee to market distillers grains to third party end purchasers and reimburse RPMG for certain charges paid to third parties. RPMG agrees to market our distillers grains using commercially reasonable efforts and endeavor to maximize price and minimize freight and other costs but does not guarantee the price that will be obtained from the sale.

We expect to fund our operations during the next 12 months using cash flow from our continuing operations and our current credit facilities. However, should we experience unfavorable operating conditions in the ethanol industry that prevent us from profitably operating the ethanol plant, we may need to seek additional funding.

Results of Operations for the Three Months Ended July 31, 2022 and 2021

    The following table shows the results of our operations and the approximate percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our unaudited statements of operations for the three months ended July 31, 2022 and 2021:

	2022		2021
Statements of Operations Data	Amount (unaudited)	%	Amount (unaudited)	%

Revenues	$64,060,657	100.00%	$46,988,806	100.00%
Cost of Goods Sold	56,706,871	88.52%	40,064,915	85.26%
Gross Profit	7,353,786	11.48%	6,923,891	14.74%
Operating Expenses	869,036	1.36%	826,728	1.76%
Operating Income	6,484,750	10.12%	6,097,163	12.98%
Other Income (Expense), net	4,117,955	6.43%	(22,392)	(0.05)%
Net Income	$10,602,705	16.55%	$6,074,771	12.93%

    The following table shows the sources of our revenue for the three months ended July 31, 2022 and 2021:

	2022		2021
Revenue Sources	Amount (Unaudited)	%	Amount (Unaudited)	%

Ethanol Sales	$50,607,863	79.00%	$36,806,165	78.33%
Modified Distillers Grains Sales	2,358,380	3.68%	1,233,334	2.62%
Dried Distillers Grains Sales	6,977,470	10.89%	6,063,807	12.91%
Corn Oil Sales	4,116,944	6.43%	2,885,500	6.14%
Total Revenues	$64,060,657	100.00%	$46,988,806	100.00%

Revenue

    Ethanol
    Our ethanol revenues were higher for the three months ended July 31, 2022, as compared to the three months ended July 31, 2021. Revenue from ethanol sales increased by approximately 37.5% during the three months ended July 31, 2022, as compared to the three months ended July 31, 2021, due primarily to an increase in the average price per gallon and the number of gallons of ethanol produced and sold during the three months ended July 31, 2022.
The average price per gallon of ethanol sold for the three months ended July 31, 2022 was approximately 15.5% higher than the average price we received for the three months ended July 31, 2021. Ethanol prices for the three months ended

July 31, 2021 were higher for the current period due to higher corn and energy prices, increases in ethanol demand, global economic uncertainty and rising inflation.
Factors likely to affect ethanol prices in the future include changes in domestic corn prices and corn supply, changes in energy prices, trade disputes with foreign governments and changes in domestic and foreign ethanol demand. Any actions by the Environmental Protection Agency or Congress which result in reduction of the renewable volume obligations under the Renewable Fuels Standard or the granting of exemptions from those obligations could also have a negative effect on ethanol prices. In addition, global economic uncertainty, rising inflation, market disruptions and increased volatility in commodity prices resulting in part from the Russian invasion of Ukraine could continue to impact the market price of ethanol.

    The number of gallons of ethanol sold during the three months ended July 31, 2022 increased by approximately 19.1%, as compared to the three months ended July 31, 2021. Our ethanol production levels for the three months ended July 31, 2022 were at an annual rate of approximately 68 million gallons. Management anticipates that the amount of ethanol sold may decrease in the future if current positive operating conditions worsen and we reduce ethanol production levels. Ethanol production could also decrease if delayed rail car shipments affect our ability to get sufficient rail cars to transport our ethanol.

We had gains related to ethanol based derivative instruments of $89,502 and $0 for the three months ended July 31, 2022 and 2021, respectively.

    Distillers Grains

    Revenue from distillers grains sales increased by approximately 27.9% during the three months ended July 31, 2022, as compared to the three months ended July 31, 2021. The tons of dried distillers grains sold during the three months ended July 31, 2022, decreased by approximately 6.8%, as compared to the three months ended July 31, 2021. However, the tons of modified distillers grains sold during the three months ended July 31, 2022, increased by approximately 48.7%, as compared to the three months ended July 31, 2021. Overall, distillers grains sold increased due primarily to increased corn grind for the period which led to higher production levels for the period. Management anticipates that the amount of distillers grains produced may decrease in the future if there is any reduction in ethanol production levels which would then have a corresponding effect on distillers grains.

    For the three months ended July 31, 2022, the average price per ton of dried distillers grains sold was approximately 23.5% higher than the average price we received during the three months ended July 31, 2021, due to increases in the domestic prices of corn and soybeans for the period. For the three months ended July 31, 2022, the average price per ton of modified distillers grains sold was approximately 28.6% higher than during the three months ended July 31, 2021, due to increased demand in our local area.

    Distillers grains prices typically change in proportion to domestic corn and soybean prices. Domestic demand for distillers grains could decrease if corn or soybean prices decline and end-users switch to lower priced alternatives or if cattle numbers decrease due to droughts in the western and southern United States. Other factors likely to affect distillers grains prices include prices and availability of other commodities, the continued imposition by China of anti-dumping and anti-subsidy duties on distillers grains produced in the United States and other trade actions by the United States and foreign governments.

Corn Oil

Revenue from corn oil sales increased by approximately 42.7% during the three months ended July 31, 2022, as compared to the three months ended July 31, 2021. This is primarily the result of an increase in the price of corn oil sold during the three months ended July 31, 2022. The average price per pound of corn oil sold was approximately 42.6% higher during the three months ended July 31, 2022, as compared to the three months ended July 31, 2021 due to an increase in the domestic prices of corn and soybeans and increased biodiesel production for the period. Factors likely to affect corn oil prices include biodiesel demand, prices of corn and soybeans, the status of the biodiesel blenders' tax credit and new crop corn oil content.

The pounds of corn oil sold during the three months ended July 31, 2022, was approximately the same as compared to the three months ended July 31, 2021. Management anticipates that the amount of corn oil produced may decrease in the future if there is any reduction in ethanol production levels which would then have a corresponding effect on corn oil.

Cost of Goods Sold

    Our two largest costs of production are corn (75.6% of cost of goods sold for the three months ended July 31, 2022) and natural gas (8.5% of cost of goods sold for the three months ended July 31, 2022). Our total cost of goods sold was approximately 41.5% more during the three months ended July 31, 2022, as compared to the three months ended July 31, 2021.

Corn

    Our average price per bushel of corn for the three months ended July 31, 2022 increased by approximately 22.3% per bushel, as compared to the three months ended July 31, 2021, primarily due to higher market value for corn as a result of increased demand which outpaced supply and volatility in commodity prices.
    Management expects there to be an adequate corn supply available in our area to operate the ethanol plant. However, yields in our local area may be lower due to wet weather which delayed planting coupled with dry growing conditions which could have a negative affect on the price we pay for our corn. Corn prices are dependent on weather conditions, supply and demand, stocks and other factors which could contribute to price volatility and significantly impact our costs of production. In addition, corn prices could continue to be impacted in the future by the Russian invasion of Ukraine which has contributed to global economic uncertainty, rising inflation, market disruptions and increased volatility in commodity prices.

    We used approximately 6.2% more bushels of corn in the three months ended July 31, 2022, as compared to the three months ended July 31, 2021, due to increased ethanol production for the period.

    At July 31, 2022, we had 1,548,998 bushels of forward fixed basis corn purchase contracts and 3,278,686 bushels of forward fixed price corn contracts valued at approximately $22,079,000. These purchase contracts are for various delivery periods through December 31, 2025.

We had gains related to corn derivative instruments of $520,787 and $139,869 for the three months ended July 31, 2022 and 2021, respectively.

    Natural Gas

    The average market price per MMBTU of natural gas was approximately 17.0% higher for the three months ended July 31, 2022, as compared to the three months ended July 31, 2021 due primarily to the Russian invasion of Ukraine. However, because we have sufficient forward natural gas purchase contracts in place for our current needs, we paid below market prices for our natural gas. Management anticipates that natural gas prices will continue at current levels as long as the Russian war in Ukraine continues. Other factors such as industry production problems or large increases in natural gas demand could have a negative effect on natural gas prices.

    For the three months ended July 31, 2022, we used approximately 1.8% more natural gas as compared to the three months ended July 31, 2021. This increase in natural gas usage is primarily due to an increase in corn grind.

    At July 31, 2022, we had 3,051,000 MMBTUs of forward natural gas purchase contracts valued at approximately $9,195,000 for various delivery periods through October 31, 2025.

For the three months ended July 31, 2022 and 2021, we recorded gains (losses) due to the change in fair value of our outstanding natural gas derivative positions of approximately $52,562 and $0, respectively.

Operating Expense

    We had operating expenses for the three months ended July 31, 2022 of $869,036, as compared to operating expenses of $826,728 for the three months ended July 31, 2021. Management attributes this increase in operating expenses primarily to an increase in professional and IT fees for the three months ended July 31, 2022, as compared to the three months ended July 31, 2021. Management continues to pursue strategies to optimize efficiencies and maximize production. These efforts may result in a decrease in our operating expenses on a per gallon basis. However, because these expenses do not vary with the level of production at the plant, we expect our operating expenses to remain relatively steady.

Other Income

    We had total other income for the three months ended July 31, 2022 of $4,117,955, as compared to total other expense of $22,392 for the three months ended July 31, 2021. Our other income for the three months ended July 31, 2022, was higher due primarily to the award of approximately $4,100,000 received from the USDA Biofuel Producer Program.

Results of Operations for the Nine Months Ended July 31, 2022 and July 31, 2021

The following table shows the results of our operations and the approximate percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our unaudited statements of operations for the nine months ended July 31, 2022 and 2021:

	2022		2021
Statements of Operations Data	Amount (unaudited)	%	Amount (unaudited)	%

Revenues	$168,137,722	100.00%	$110,288,897	100.00%
Cost of Goods Sold	137,932,301	82.04%	98,560,908	89.37%
Gross Profit	30,205,421	17.96%	11,727,989	10.63%
Operating Expenses	2,998,787	1.78%	2,449,699	2.22%
Operating Income	27,206,634	16.18%	9,278,290	8.41%
Other Income, net	4,184,640	2.49%	1,304,752	1.18%
Net Income	$31,391,274	18.67%	$10,583,042	9.59%

    The following table shows the sources of our revenue for the nine months ended July 31, 2022 and 2021:

	2022		2021
Revenue Sources	Amount (Unaudited)	%	Amount (Unaudited)	%

Ethanol Sales	$132,332,356	78.71%	$83,904,239	76.08%
Modified Distillers Grains Sales	6,581,213	3.91%	3,542,506	3.21%
Dried Distillers Grains Sales	18,348,779	10.91%	16,141,316	14.64%
Corn Oil Sales	10,875,374	6.47%	6,700,836	6.08%
Total Revenues	$168,137,722	100.00%	$110,288,897	100.01%

Revenue

    Ethanol
    Our ethanol revenues were higher for the nine months ended July 31, 2022, as compared to the nine months ended July 31, 2021. Revenue from ethanol sales increased by approximately 57.7% during the nine months ended July 31, 2022, as compared to the nine months ended July 31, 2021, due primarily to an increase in the average price per gallon and the number of gallons of ethanol sold during the nine months ended July 31, 2022.
The average price per gallon of ethanol sold for the nine months ended July 31, 2022 was approximately 40.3% higher than the average price we received for the nine months ended July 31, 2021. Ethanol prices for the nine months ended July 31, 2021 were higher due to higher corn and energy prices, increases in ethanol demand and the Russian invasion of Ukraine which has contributed to global economic uncertainty and rising inflation.
Factors likely to affect ethanol prices in the future include changes in domestic corn prices and corn supply, changes in energy prices, trade disputes with foreign governments and changes in domestic and foreign ethanol demand. Any actions by the Environmental Protection Agency or Congress which result in either reduction of the renewable volume obligations under the Renewable Fuels Standard or the granting of exemptions from those obligations could also have a negative effect on ethanol prices. In addition, global economic uncertainty, rising inflation, market disruptions and increased volatility in commodity prices resulting in part from the Russian invasion of Ukraine could continue to impact the market price of ethanol.

The number of gallons of ethanol sold during the nine months ended July 31, 2022 increased by approximately 12.2%, as compared to the nine months ended July 31, 2021. Our ethanol production levels for the nine months ended July 31, 2022 were at an annual rate of approximately 68 million gallons. Management anticipates that the amount of ethanol produced may decrease in the future if current positive operating conditions worsen and we reduce ethanol production levels. Ethanol production could also decrease if delayed rail shipments affect our ability to get sufficient rail cars to transport our ethanol.

We had losses related to ethanol based derivative instruments of ($13,223) and $0 for the nine months ended July 31, 2022 and 2021, respectively.

    Distillers Grains

    Revenue from distillers grains sales increased by approximately 26.7% during the nine months ended July 31, 2022, as compared to the nine months ended July 31, 2021. The tons of dried distillers grains sold during the nine months ended July 31, 2022, increased by approximately 1.8%, as compared to the nine months ended July 31, 2021 and the tons of modified distillers grains sold during the nine months ended July 31, 2022, increased by approximately 44.7%, as compared to the nine months ended July 31, 2021. Overall, distillers grains sold increased due primarily to increased corn grind offset by higher corn oil production levels for the period which led to higher production levels for the period. Management anticipates that the amount of distillers grains produced may decrease in the future if there is any reduction in ethanol production levels which would then have a corresponding effect on distillers grains.

    For the nine months ended July 31, 2022, the average price per ton of dried distillers grains sold was approximately 11.7% higher than the average price we received during the nine months ended July 31, 2021, due to increases in the domestic prices of corn and soybeans for the period. For the nine months ended July 31, 2022, the average price per ton of modified distillers grains sold was approximately 28.4% higher than during the nine months ended July 31, 2021, due to increased demand and reduced production in our local area.

Distillers grains prices typically change in proportion to domestic corn and soybean prices. Domestic demand for distillers grains could decrease if corn or soybean prices decline and end-users switch to lower priced alternatives or if cattle numbers decrease due to droughts in the western and southern United States. Other factors likely to affect distillers grains prices include prices and availability of other commodities, the continued imposition by China of anti-dumping and anti-subsidy duties on distillers grains produced in the United States and other trade actions by the United States and foreign governments.

Corn Oil

Revenue from corn oil sales increased by approximately 62.3% during the nine months ended July 31, 2022, as compared to the nine months ended July 31, 2021. This is primarily the result of an increase in the price and the amount of corn oil sold during the nine months ended July 31, 2022. The average price per pound of corn oil sold was approximately 59.0% higher during the nine months ended July 31, 2022, as compared to the nine months ended July 31, 2021 due to an increase in the domestic prices of corn and soybeans and increased biodiesel production for the period. Factors likely to affect corn oil prices include biodiesel demand, prices of corn and soybeans, the status of the biodiesel blenders' tax credit and new crop corn oil content.

The pounds of corn oil sold during the nine months ended July 31, 2022, increased by approximately 7.2%, as compared to the nine months ended July 31, 2021. The amount of corn oil sold increased due to increased corn grind for the period. Management anticipates that the amount of corn oil produced may decrease in the future if there is any reduction in ethanol production levels which would then have a corresponding effect on corn oil.

Cost of Goods Sold

    Our two largest costs of production are corn (81.5% of cost of goods sold for the nine months ended July 31, 2022) and natural gas (3.5% of cost of goods sold for the nine months ended July 31, 2022). Our total cost of goods sold was approximately 39.9% more during the nine months ended July 31, 2022, as compared to the nine months ended July 31, 2021.

Corn

    Our average price per bushel of corn for the nine months ended July 31, 2022 increased by approximately 30.7% per bushel, as compared to the nine months ended July 31, 2021 primarily due to higher market value for corn as a result of increased demand which outpaced supply and volatility in commodity prices.

    Management expects there to be an adequate corn supply available in our area to operate the ethanol plant. However, yields in our local area may be lower due to wet weather which delayed planting coupled with dry growing conditions which could have a negative affect on the price we pay for our corn. Corn prices are dependent on weather conditions, supply and demand, stocks and other factors which could contribute to price volatility and significantly impact our costs of production. In addition, corn prices could continue to be impacted in the future by the Russian invasion of Ukraine which has contributed to global economic uncertainty, rising inflation, market disruptions and increased volatility in commodity prices.

    We used approximately 9.0% more bushels of corn in the nine months ended July 31, 2022, as compared to the nine months ended July 31, 2021, due to increased ethanol sales for the period.

    At July 31, 2022, we had 1,548,998 bushels of forward fixed basis corn purchase contracts and 3,278,686 bushels of forward fixed price corn contracts valued at approximately $22,079,000. These purchase contracts are for various delivery periods through December 31, 2025.

We had gains related to corn derivative instruments of $587,214 and $188,290 for the nine months ended July 31, 2022 and 2021, respectively.

    Natural Gas

    The average market price per MMBTU of natural gas was approximately 37.2% higher for the nine months ended July 31, 2022, as compared to the nine months ended July 31, 2021 due primarily to the Russian invasion of Ukraine. However, because we have sufficient forward natural gas purchase contracts in place for our current needs, we paid below market prices for our natural gas. Management anticipates that natural gas prices will continue at current levels as long as the Russian war in Ukraine continues. Other factors such as industry production problems or large increases in natural gas demand could have a negative effect on natural gas prices.

    For the nine months ended July 31, 2022, we used approximately 7.9% more natural gas as compared to the nine months ended July 31, 2021. This increase in natural gas usage is primarily due to an increase in corn grind and dried distillers grains production.

    At July 31, 2022, we had 3,051,000 MMBTUs of forward natural gas purchase contracts valued at approximately $9,195,000 for various delivery periods through October 31, 2025.

For the nine months ended July 31, 2022 and 2021, we recorded gains (losses) due to the change in fair value of our outstanding natural gas derivative positions of approximately ($165,349) and $0, respectively.

Operating Expense

    We had operating expenses for the nine months ended July 31, 2022 of $2,998,787, as compared to operating expenses of $2,449,699 for the nine months ended July 31, 2021. Management attributes this increase in operating expenses primarily to an increase in professional and IT fees for the nine months ended July 31, 2022, as compared to the nine months ended July 31, 2021. Management continues to pursue strategies to optimize efficiencies and maximize production. These efforts may result in a decrease in our operating expenses on a per gallon basis. However, because these expenses do not vary with the level of production at the plant, we expect our operating expenses to remain relatively steady.

Other Income

    We had total other income for the nine months ended July 31, 2022 of $4,184,640, as compared to total other income of $1,304,752, for the nine months ended July 31, 2021. Our other income for the nine months ended July 31, 2022, was higher due primarily due to the award received from the USDA.

Changes in Financial Condition for the Nine Months Ended July 31, 2022

    The following table highlights the changes in our financial condition as of July 31, 2022 from our previous fiscal year ended October 31, 2021:

	July 31, 2022	October 31, 2021
Current Assets	$41,599,006	$31,173,692
Current Liabilities	12,672,331	21,322,079
Long-Term Liabilities	1,094,136	1,803,610
Current Assets

    The increase in current assets is primarily the result of increases in cash and cash equivalents and inventories at July 31, 2022, as compared to October 31, 2021. This was partially offset by a decrease in accounts receivable.

Current Liabilities

    The decrease in current liabilities is due primarily to decreases in accounts payable and current maturities of long-term debt at July 31, 2022, as compared to October 31, 2021.

Long-Term Liabilities

    Long-term liabilities decreased at July 31, 2022, as compared to October 31, 2021, primarily due to the 2020 Term Loan being paid off on December 14, 2021.

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

The following table shows cash flows for the nine months ended July 31, 2022 and 2021:

	2022	2021
	(unaudited)	(unaudited)
Net cash provided by operating activities	$32,165,697	$13,248,435
Net cash used in investing activities	(657,753)	(6,399,708)
Net cash provided by (used in) financing activities	(21,335,855)	(6,654,852)

Cash Flow From Operations

We had more cash provided by operating activities for the nine months ended July 31, 2022, as compared to the same period in 2021. This increase was primarily due to an increase in net income partially offset by changes in accounts payable for the nine months ended July 31, 2022, as compared to the same period in 2021.

Cash Flow From Investing Activities

We used less cash in investing activities for the nine months period ended July 31, 2022, as compared to the same period in 2021. This change was primarily due to a decrease in capital expenditures during the nine months ended July 31, 2022 due to the completion of our high purity alcohol system installation in October, 2021.

Cash Flow From Financing Activities

We used more cash in financing activities during the nine month ended July 31, 2022, as compared to the same period in 2021. Our cash used in financing activities increased primarily due to increased distributions to our members and decreased net borrowings on long-term debt during the nine months ended July 31, 2022.

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

Subsequent to the period covered by this report, on August 8, 2022, we amended the loan facility to extend the maturity date of the Term Revolving Loan to November 1, 2027. The amendment also extends the maturity date of the Revolving Line of Credit Loan to November 1, 2023 and provides that the maturity date may be extended for up to four additional one year terms upon written request which will be deemed automatically granted by Compeer upon written certification that there is no event of default. In addition, the amendment amends certain financial covenants that restrict distributions and require minimum debt service coverage and working capital requirements as explained in more detail below.

Our loan facility with Compeer is secured by substantially all business assets and also subjects the Company to various financial and non-financial covenants.

Term Revolving Loan

The Term Revolving Loan is for up to $20,000,000 with a variable interest rate based on the Wall Street Journal's Prime Rate plus 10 basis points with a minimum interest rate of 2.10%. The applicable interest rate at July 31, 2022 was 4.10%. The Term Revolving Loan may be advanced, repaid and re-borrowed during the term. Monthly interest payments are due on the Term Revolving Loan with payment of all amounts outstanding due on November 1, 2027. The outstanding balance on this note was $499,000 at July 31, 2022. We pay interest at a rate of 1.50% on amounts outstanding for letters of credit which also reduce the amount available under the Term Revolving Loan. We had no letters of credit outstanding at July 31, 2022. We are also required to pay unused commitment fees for the Term Revolving Loan.

Revolving Line of Credit Loan

The Revolving Line of Credit Loan is for an amount equal to the borrowing base, with a maximum limit of $10,000,000 with a variable interest rate based on the Wall Street Journal's Prime Rate plus 10 basis points with a minimum interest rate of 2.10%. The amount available to borrow per the borrowing base calculations at July 31, 2022 was approximately $4,900,000. The applicable interest rate at July 31, 2022 was 4.10%. The Revolving Line of Credit Loan may be advanced, repaid and re-borrowed during the term. Monthly interest payments are due on the Revolving Line of Credit Loan with payment of all amounts outstanding due on November 1, 2023. The outstanding balance on this note was $0 at July 31, 2022. We are also required to pay unused commitment fees for the Revolving Line of Credit Loan.

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

We are also subject to various financial and non-financial covenants that limit distributions and new debt and require minimum debt service coverage and working capital requirements. For the period covered by this report, our debt service coverage ratio covenant was no less than 1.25:1.00 measured annually on October 31 by comparing our adjusted EBITDA to our scheduled payments of principal and interest. Our minimum working capital covenant was $8,250,000, which is calculated as current assets plus the amount available for drawing under our Term Revolving Loan and undrawn amounts on outstanding letters of credit, less current liabilities, and is measured quarterly.

We are limited to annual capital expenditures of $5,000,000 without prior approval, incurring additional debt over certain amounts without prior approval, and making additional investments as described in the Amended and Restated Credit Agreement without prior approval of Compeer. For the period covered by this report, we were allowed to make cash distributions to members as frequently as monthly in an amount equal to 75% of net income if working capital is greater than or equal to $8,250,000, or 100% of net income if working capital is greater than or equal to $11,000,000, or an unlimited amount if working capital is greater than or equal to $11,000,000 and the outstanding balance on the 2020 Term Loan is $0. The 2020 Term Loan was repaid in December 2021.

On August 8, 2022, we amended the loan facility to eliminate the requirement to maintain a minimum debt service coverage ratio and raise the the minimum working capital requirement from $8,250,000 to $9,000,000, which is calculated as current assets plus the amount available for drawing under the Term Revolving Loan and undrawn amounts on outstanding letters of credit, less current liabilities, and is measured quarterly. In addition, we are now allowed to make cash distributions to members as frequently as monthly in an amount equal to 75% of net income if working capital is greater than or equal to $9,000,000, or an unlimited amount if working capital is greater than or equal to $12,000,000.

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

Capital Expenditures

    On August 26, 2020, we entered into an agreement with Nelson Baker BioTech, Inc. to install a system which will allow us to produce USP grade high purity alcohol for use in the sanitizer market. We commenced construction in November, 2020. The project was completed in October 2021. We expect to commence the production of high purity alcohol if current positive ethanol margins worsen and we determine that high purity alcohol sales would result in greater profitability for our business than ethanol sales.

Grants

On May 23, 2022, we received an award from the USDA Biofuel Producer Program of approximately $4,100,000. The
Biofuel Producer Program was created as part of the Coronavirus Aid Relief and Economic Security Act. The USDA announced that the funds were made available to provide economic relief to biofuels producers who faced unexpected market losses due to the COVID-19 pandemic and support a significant market for agricultural producers who supply products used in biofuel production.

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

    As of July 31, 2022, the fair values of our commodity-based derivative instruments are a net liability of approximately $1,246,000. As the prices of the hedged commodity moves in reaction to market trends and information, our statement of operations will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to protect the Company over the term of the contracts for the hedged amounts.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from our Term Revolving Loan and Revolving Line of Credit Loan, each bearing a variable interest rate.  As of July 31, 2022, we had $499,000 outstanding on the Term Revolving Loan and $0 outstanding on the Revolving Line of Credit Loan. As of July 31, 2022, interest accrues on these loans at a variable interest rate based on the Wall Street Journal's Prime Rate plus 10 basis points with a minimum interest rate of 2.10% and the applicable interest rate was 4.10%. Given the balance owed on these loans as of July 31, 2022 and the applicable interest rates, we have determined that our exposure to market risk from changes in interest rates is not material. The specifics of each loan are discussed in greater detail in “Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

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

    In the ordinary course of business, we enter into forward contracts for our commodity purchases. At July 31, 2022, we had 1,548,998 bushels of forward fixed basis corn purchase contracts and 3,278,686 bushels of forward fixed price corn purchase contracts valued at approximately $22,079,000. These purchase contracts are for various delivery periods through December 31, 2025. At July 31, 2022, we had 3,051,000 MMBTUs of forward natural gas fixed price purchase contracts valued at approximately $9,195,000 for delivery periods through October 31, 2025. In addition, at July 31, 2022, we had 222,000 gallons of forward fixed price denaturant purchase contracts valued at approximately $478,000 for delivery periods through September 30, 2022.

    In the ordinary course of business, we enter into forward contracts for our commodity sales. At July 31, 2022, we had 12,075 tons of forward fixed price dried distillers grains sales contracts valued at approximately $2,684,000 for delivery periods through December 31, 2022. At July 31, 2022, we had 5,100 tons of forward fixed price modified distillers grains sales contracts valued at approximately $514,000 for delivery periods through April 30, 2023. At July 31, 2022, we had 1,536,000 pounds of forward fixed price corn oil sales contracts valued at approximately $1,224,000 for delivery periods through September 30, 2022.
    We recorded gains due to changes in the fair value of our outstanding corn derivative future positions of approximately $520,787 and $139,869 for the three months ended July 31, 2022 and 2021, respectively. We recorded gains (losses) due to changes in the fair value of our outstanding ethanol derivative future positions of approximately $89,502 and $0 for the three months ended July 31, 2022 and 2021, respectively. For the the three months ended July 31, 2022 and 2021, we recorded gains (losses) due to the change in fair value of our outstanding natural gas derivative future positions of approximately $52,562 and $0, respectively.

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

A sensitivity analysis has been prepared to estimate our exposure to ethanol, distillers grains, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas prices and average ethanol and distillers grains prices as of July 31, 2022, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from July 31, 2022. The results of this analysis, which may differ from actual results, are approximately as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price as of July 31, 2022	Approximate Adverse Change to Income
Natural Gas	327,000	MMBTU	10%	$269,000
Ethanol	67,000,000	Gallons	10%	$16,549,000
Corn	19,055,000	Bushels	10%	$13,548,000
DDGs	106,000	Tons	10%	$2,120,000

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

Our management, including our Chief Executive Officer (the principal executive officer), Brian Kletscher, along with our Chief Financial Officer (the principal financial officer), Lucas Schneider, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of July 31, 2022.  Based on this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended July 31, 2022, which were identified in connection with management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Units Purchased	Average Price Paid per Unit $	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs
May 1, 2022 - May 31, 2022	1	7,200	—	—
June 1, 2022 - June 30, 2022	1	7,200	—	—
July 1, 2022 - July 31, 2022	—	—	—	—
Total	2	14,400	—	—

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

HIGHWATER ETHANOL, LLC

Date:	September 13, 2022	/s/ Brian Kletscher
Brian Kletscher
Chief Executive Officer
(Principal Executive Officer)

Date:	September 13, 2022	/s/ Lucas Schneider
Lucas Schneider
Chief Financial Officer
(Principal Financial and Accounting Officer)