Form 10-K
period 2022-10-31
HIGHWATER ETHANOL LLC
filed 2023-01-19
CIK 1371451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

 For the fiscal year ended October 31, 2022

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
☐ Yes     ☒ No

As of April 30, 2022, the aggregate market value of the membership units held by non-affiliates (computed by reference to the most recent offering price of such membership units of $10,000) was $40,520,000. The Company is a limited liability company whose outstanding common equity is subject to significant restrictions on transfer under its Operating Agreement. No public market for common equity of Highwater Ethanol, LLC is established and it is unlikely in the foreseeable future that a public market for its common equity will develop.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  As of January 19, 2023, there were 4,762 membership units outstanding.

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
Reduction, delay or elimination of the Renewable Fuel Standard;
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
Competition from the increased use of electric vehicles;
Use by the EPA of small refinery exemptions; and
Global economic uncertainty, inflation, market disruptions, and increased volatility in commodity prices caused by the Russian invasion of Ukraine and resulting sanctions by the United States and other countries.

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

AVAILABLE INFORMATION

Information is also available at our website at www.highwaterethanol.com, under “SEC Compliance”, which includes links to reports we have filed with the Securities and Exchange Commission. The contents of our website are not incorporated by reference in this Annual Report on Form 10-K.

PART I

ITEM 1. BUSINESS

Business Development

    Highwater Ethanol, LLC (“we,” “our,” “Highwater Ethanol” or the “Company”) was formed as a Minnesota limited liability company on May 2, 2006 for the purpose of constructing, owning, and operating a 50 million gallon per year nameplate ethanol plant near Lamberton, Minnesota. Since August 2009, we have been engaged in the production of ethanol and distillers grains at the plant. On October 2019, our air permit application to the Minnesota Pollution Control Agency to allow for 70.2 million gallons of denatured ethanol per 12-month rolling average was approved. Our ethanol production levels for the fiscal year ended October 31, 2022 were at an annual rate of approximately 68 million gallons.

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

On May 23, 2022, we received an award from the USDA Biofuel Producer Program in the amount of approximately $4,100,000. The Biofuel Producer Program was created as part of the Coronavirus Aid Relief and Economic Security Act. The USDA announced that the funds were made available to provide economic relief to biofuels producers who face unexpected losses due to the COVID-19 pandemic and support a significant market for agricultural producers who supply products used in biofuels production.
On August 8, 2022, we executed a Second Amendment to the Third Amended and Restated Credit Agreement (the "Second Amendment"), which amends the Third Amended and Restated Credit Agreement dated March 15, 2021 with Compeer. The Second Amendment extends the maturity date of the Term Revolving Loan from January 22, 2023 to November 1, 2027. The Second Amendment also extends the maturity date of the Revolving Line of Credit Loan from January 22, 2023 to November 1, 2023. The Second Amendment provides that the maturity date of the Revolving Line of Credit Loan may be extended for up to four additional one year terms upon written request of the Company which will be deemed automatically granted by Compeer upon receipt of the request and written certification that there is no event of default. The Second Amendment also amends certain financial covenants that restrict distributions and require minimum debt service coverage and working capital requirements. The Second Amendment provides that the Company is allowed to make distributions to members as frequently as monthly in an amount equal to 75% of net income if working capital is greater than or equal to $9,000,000, or an unlimited amount if working capital is greater than or equal to $12,000,000. The Second Amendment eliminates the requirement to maintain a minimum debt service coverage ratio and raises the the minimum working capital requirement from $8,250,000 to $9,000,000, which is calculated as current assets plus the amount available for drawing under the Term Revolving Loan and undrawn amounts on outstanding letters of credit, less current liabilities, and is measured quarterly.

On August 26, 2022, we gave written notice of our election to terminate the Distiller's Grain Marketing Agreement with CHS, Inc. (the "CHS Agreement"). Pursuant to the terms of the CHS Agreement, CHS purchased all of the distillers grains produced at the plant. The CHS Agreement can be terminated by either party upon not less than 120 days written notice. The termination of the CHS Agreement became effective on January 1, 2023.

On August 26, 2022, we entered into a marketing agreement with RPMG pursuant to which RPMG began purchasing and marketing all of the distillers grains produced at the plant beginning January 1, 2023. We pay RPMG a fee to market distillers grains to third party end purchasers and reimburse RPMG for certain charges paid to third parties. RPMG agrees to market our distillers grains using commercially reasonable efforts and endeavor to maximize price and minimize freight and other costs but does not guarantee the price that will be obtained from the sale. Following an initial term, the agreement will be automatically extended for additional terms unless either party gives proper notice of non-extension. We may immediately terminate the agreement upon written notice if: (1) RPMG fails on three separate occasions within a 12-month period to purchase distillers grains or market distillers grains, as not otherwise excused under the RPMG Agreement; or (2) upon RPMG's insolvency. RPMG may immediately terminate the agreement upon written notice if the variance of our actual distillers grains inventory when compared to monthly production and inventory estimates exceeds certain threshold amounts.

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

Product	Fiscal Year 2022	Fiscal Year 2021	Fiscal Year 2020
Ethanol	78%	78%	77%
Distillers Grains	15%	16%	19%
Corn Oil	7%	6%	4%

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

Corn Oil

    We separate some of the corn oil contained in our distillers grains for sale. The corn oil that we produce is not food grade corn oil and therefore cannot be used for human consumption. However, corn oil can be used as the feedstock to produce biodiesel, as a feed ingredient and has other industrial uses.

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

Over the past fiscal year, Canada, India and South Korea were top destinations for ethanol exports. Exports of ethanol for this period have increased significantly when compared to the same period in 2021. Ethanol export demand is more unpredictable than domestic demand and tends to fluctuate over time as it is subject to monetary and political forces in other nations. Tariffs implemented by Brazil and China on ethanol imported from the United States have had a negative effect on export demand from those markets. Tariffs imposed by Chain remain unchanged. In March 2022, Brazil suspended its tariff through the end of 2022 on ethanol imported from the United States following a 10% reduction on the tariff in November 2021. However, despite this suspension, Brazil has not become a leading player in the export market in recent months. Trade barriers with key markets may continue to negatively affect export demand.

    Historically, the United States ethanol industry has exported a significant amount of distillers grains to China. The imposition of anti-dumping and anti-subsidy duties by China over the past five years has resulted in a significant decline in demand from China requiring United States producers to seek out alternative markets. Over the past year, the United States exported a significant amount of distillers grains to Mexico, South Korea, and Vietnam. Exports of distillers grains increased during 2021 due to increases in supply for the period compared to 2020. The export market has remained strong in 2022.

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

Distillers Grains

    We have a distillers grains marketing agreement with CHS, Inc. ("CHS") to market all the dried distillers grains we produce at the plant. Under the agreement, CHS charged a maximum of $2.00 per ton and a minimum of $1.50 per ton price using 2% of the FOB plant price actually received by CHS for all dried distillers grains removed by CHS from our plant. The agreement remained in effect unless otherwise terminated by either party with 120 days notice. Under the agreement, CHS was responsible for all transportation arrangements for the distribution of our dried distillers grains. On August 26, 2022, we gave written notice of our election to terminate the agreement with CHS, Inc. The termination was effective on January 1, 2023.

On August 26, 2022, we entered into a marketing agreement with RPMG pursuant to which RPMG began purchasing and marketing all of the distillers grains produced at the plant beginning January 1, 2023. We pay RPMG a fee to market distillers grains to third party end purchasers and reimburse RPMG for certain charges paid to third parties. RPMG agrees to market our distillers grains using commercially reasonable efforts and endeavor to maximize price and minimize freight and other costs but does not guarantee the price that will be obtained from the sale. Following an initial term, the agreement will be automatically extended for additional terms unless either party gives proper notice of non-extension. We may immediately terminate the agreement upon written notice if: (1) RPMG fails on three separate occasions within a 12-month period to purchase distillers grains or market distillers grains, as not otherwise excused under the RPMG Agreement; or (2) upon RPMG's insolvency. RPMG may immediately terminate the agreement upon written notice if the variance of our actual distillers grains inventory when compared to monthly production and inventory estimates exceeds certain threshold amounts.

    We market and sell our own distillers modified wet grains with solubles without the assistance of a third-party marketer.

Corn Oil

We have an exclusive marketing agreement with RPMG for the purposes of marketing and distributing our corn oil. We pay RPMG a marketing fee. We may immediately terminate our agreement with RPMG upon written notice if: (1) RPMG fails on three separate occasions within a 12-month period to purchase corn oil or market corn oil, as not otherwise excused under the Agreement; or (2) upon RPMG's insolvency. RPMG may immediately terminate the agreement upon written notice if the variance of our actual corn oil inventory when compared to monthly production and inventory estimates exceeds certain threshold amounts.

New Products and Services

We began limited production of USP grade high purity alcohol for use in the hand sanitizer, sanitizer and other markets during our 2021 fiscal year. We expect to commence the production of high purity alcohol if current positive ethanol margins worsen and we determine that high purity alcohol sales would result in greater profitability for our business than ethanol sales. We have executed an agreement with RPMG to be the exclusive marketer of our high purity alcohol.

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

Corn prices were higher during the fiscal year ended October 31, 2022 compared to the same period in 2021, primarily due to increased demand which outpaced supply. On November 9, 2022, the United States Department of Agriculture ("USDA") released a report estimating the 2022 national corn crop at approximately 13.9 billion bushels, down 8% from last year's production, with yields averaging 172.3 bushels per acre. The USDA also reported area harvested for grain at 80.8 million acres, down 5% from 2021. Weather conditions, world supply and demand, current and anticipated corn stocks, agricultural policy and other factors can all contribute to volatility in corn prices.

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

    We also have an energy management agreement with World Kinect Energy Group f/k/a U.S. Energy Services, Inc. (“Kinect”) pursuant to which Kinect is providing us with the necessary natural gas management services. Some of their services may include an economic comparison of distribution service options, negotiation and minimization of interconnect costs, submission of the necessary pipeline “tap” request, supplying the plant with and/or negotiating the procurement of natural gas, development and implementation of a price risk management plan targeted at mitigating natural gas price volatility and maintaining profitability, providing consolidated monthly invoices that reflect all natural gas costs. In addition, Kinect is responsible for reviewing and reconciling all invoices. In exchange for these services, we pay Kinect a monthly retainer fee.

We do not anticipate any problems securing the natural gas we need to operate our ethanol plant during our 2023 fiscal year.

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

We do not anticipate any problems securing the electricity we need to operate our ethanol plant during our 2023 fiscal year.

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

Working Capital

    We primarily use our working capital for purchases of raw materials necessary to operate the ethanol plant. Our primary sources of working capital are cash generated by our operations and our Term Revolving Loan and our Revolving Line of Credit Loan with Compeer Financial, PCA ("Compeer"). At October 31, 2022, we had approximately $20,000,000 available to draw on our Term Revolving Loan and approximately $0 available to draw on our Revolving Line of Credit Loan, respectively.

Dependence on One or a Few Major Customers

    As discussed above, we have a marketing agreement with RPMG for the marketing, sale and distribution of our ethanol and corn oil and will begin marketing, selling and distributing our distillers dried grains with solubles with RPMG beginning on January 1, 2023. We expect to rely on RPMG for the sale and distribution of our ethanol, corn oil and distillers dried grains with solubles. Therefore, although there are other marketers in the industry, we are highly dependent and will continue to be highly dependent on RPMG for the successful marketing of our products. Any loss of RPMG as our marketing agent could have a significant negative impact on our revenues. We market and sell our own distillers modified wet grains.

Federal Ethanol Supports and Governmental Regulation

Federal Ethanol Supports

The ethanol industry is dependent on economic incentives to produce ethanol. One significant federal ethanol support is the Federal Renewable Fuels Standard (the “RFS”). The RFS requires that in each year, a certain amount of renewable fuels must be used in the United States. The RFS is a national program that does not require that any renewable fuels be used in any particular area or state, allowing refiners to use renewable fuel blends in those areas where it is most cost-effective. The RFS statutory volume requirement in 2022. Starting in 2009, the RFS required that a portion of the RFS must be met by certain “advanced” renewable fuels. These advanced renewable fuels include ethanol that is not made from corn, such as cellulosic ethanol and biomass based biodiesel. The use of these advanced renewable fuels increases each year as a percentage of the total renewable fuels required to be used in the United States.

    The United States Environmental Protection Agency ("EPA") has the authority to waive the RFS statutory volume requirement, in whole or in part, provided one of the following two conditions have been met: (1) there is inadequate domestic renewable fuel supply; or (2) implementation of the requirement would severely harm the economy or environment of a state, region or the United States. Annually, the EPA is required by statute to pass a rule that establishes the number of gallons of different types of renewable fuels that must be used in the United States which is called the renewable volume obligation ("RVO"). The statutory volumes and the EPA's RVOs for 2020, 2021 and 2022 (in billion gallons) are as follows:

		Total Renewable Fuel	Portion of Volume Requirement That Can Be Met By Corn-based Ethanol
	Statutory	30.00	15.00
2020	EPA Rule 12/2019	20.09	15.00
	EPA Rule 7/2022	17.13	12.50
2021	Statutory	33.00	15.00
	EPA Rule 7/2022	18.84	13.79
2022	Statutory	36.00	15.00
	EPA Rule 7/2022	20.63 (+0.25)	15.00

    In July 2022, the EPA retroactively reduced the RVO for total renewable fuel for 2020 to 17.13 billion gallons. The portion that could be met by corn-based ethanol was reduced to 12.50 billion for 2020. The EPA indicated that the reason for this retroactive change was due to program and market challenges, including those related to the COVID-19 pandemic. In addition, the EPA set the RVO for total renewable fuel for 2021 at 18.84 billion gallons and for 2022 at 20.63 billion gallons. The portion that could be met by corn-based ethanol was 13.79 billion for 2021 and 15 billion gallons for 2022. The EPA also added a 250 million gallon supplemental obligation in 2022 and stated its intention to do the same for 2023. On December 1, 2022, the EPA proposed to set the RVO for total renewable fuel for 2023 to 20.82 billion gallons, for 2024 to 21.87 billion gallons and for 2025 to 22.68 billion gallons. The portion that could be met by corn-based ethanol would be 15 billion gallons for 2023 and would then increase to 15.25 billion gallons in 2024 and 2025. The EPA also proposed to add a 250 million gallon supplemental obligation in 2023. Public hearings for the proposed rules will be held in January 2023.

Small refineries can petition the EPA annually for an exemption from their ethanol use requirements for the prior compliance year. The EPA granted significantly more small refinery waivers in 2018 and 2019 than in past years and did not reallocate the waived gallons to other refiners. These actions resulted in decreased ethanol demand which led to reduced market ethanol prices and negative operating margins in the ethanol industry. In January 2020, the Tenth Circuit Court of Appeals ruled that small refinery exemptions may only be granted to refineries that had secured them continuously each year since 2010. Consistent with this ruling, in September 2020, the EPA denied certain small refinery exemption petitions filed by oil refineries in 2020 seeking retroactive relief from their ethanol use requirements for prior years. However, in June 2021, the U.S. Supreme Court partially reversed the decision finding that a small refinery may obtain a hardship exemption even if its earlier exemption had lapsed in one or more previous years. In June 2022, the EPA announced the denial of 69 small refinery exemption petitions for one or more compliance years between 2016 and 2021 on the grounds that the petitioners had failed to show that the EPA had a basis to approve them.

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
Most ethanol that is used in the United States is sold in a blend called E10. E10 is a blend of 10% ethanol and 90% gasoline. E10 is approved for use in all standard vehicles. In 2021, gasoline demand in the United States was approximately 135 billion gallons which is a significant increase over 2020. Assuming that all gasoline in the United States is blended at a rate of 10% ethanol and 90% gasoline, the maximum demand for ethanol domestically would then be approximately 13.5 billion gallons per year for 2021. This is commonly referred to as the “blending wall,” which represents a theoretical limit where more ethanol cannot be blended into the national gasoline pool. This is a theoretical limit because it is not possible to blend ethanol into every gallon of gasoline that is being used in the United States and it discounts the possibility of additional ethanol used in higher percentage blends such as E85 used in flex fuel vehicles. Gasoline demand is predicted to rise for 2022 but remain shy of pre-COVID-19 levels due in part to higher gasoline prices.

     In June 2012, the EPA gave final approval for the sale of E15, gasoline which is blended at a rate of 15% ethanol and 85% gasoline, for use in vehicles manufactured in the model year 2001 and later. Although there have been significant steps towards introduction of E15 in the marketplace, there are still obstacles to meaningful market penetration by E15. Many states still have regulatory issues that hamper or prevent the sale of E15. In addition, sales of E15 may be limited because E15 is not approved for use in all vehicles, the EPA requires a label that may discourage consumers from using E15, and retailers may choose not to sell E15 due to concerns regarding liability. Previously, different gasoline blendstocks were required at certain times of the year in order to use E15 due to federal regulations related to fuel evaporative emissions which may prevent E15 from being used during certain times of the year in various states. In May of 2019, the EPA issued a final rule allowing the year-round sale of E15. However, in June of 2021, the U.S. Court of Appeals for the District of Columbia struck down this rule finding that the EPA had exceeded its authority. In May 2022, the EPA issued an emergency waiver to allow sales of E-15 during the summer months. The reason given for this temporary waiver was that it was an effort to counteract rising gasoline prices. It appears that the EPA may be considering enacting a rule to allow year-round sales before next summer. However, it is unclear whether that will occur.

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

In May 2020, the United States Department of Agriculture ("USDA") announced the Higher Blends Infrastructure Incentive Program which consists of up to $100 million in funding for grants to be used to increase the availability of higher blends of ethanol and biodiesel fuels. Funds may be awarded to retailers such as fueling stations and convenience stores to assist in the cost of installation or upgrading of fuel pumps and other infrastructure. To date, the USDA has awarded approximately $74 million to eligible projects.

On August 16, 2022, the Inflation Reduction Act of 2022, which has several provisions that may benefit the ethanol industry, was signed into law. There is, however, considerable uncertainty as to how the newly required provisions will be implemented in future regulatory guidance. The Inflation Reduction Act maintains the 12-year credit period for the existing Section 45Q tax credit for carbon capture and storage ("CCS"). However, the Act extends eligibility for the credit to facilities that have commenced construction by December 31, 2032, and substantially lowers the minimum annual capture requirements to 12,500 tons for qualifying facilities. In addition, the potential credit rate is increased five times for industrial facilities and power plants that capture their carbon emissions to $85 per metric ton of carbon oxide stored in secure geologic formations, $60 per ton for the beneficial utilization of captured carbon emissions, and $60 per ton for carbon oxide stored in oil and gas fields. Prevailing wage and apprenticeship requirements must be met by the facility to claim the full amount of the higher credit. In addition, projects will now be eligible to be directly paid for the credit by the Internal Revenue Service for the first five years with no direct pay for many projects for the final seven years of the credit, and, as an alternative to direct pay, projects will now be allowed to sell their credits to unrelated third parties for cash without adverse tax consequences. The Act also creates a Clean Fuel Production Tax Credit for the production of low-emissions transportation fuel produced and sold in 2025, 2026 and 2027, subject to certain requirements as to prevailing wage and apprenticeship. However, the Act provides that the Clean Fuel Production Tax Credit is not available for a facility that qualifies for the Section 45Q tax credit. Additional incentives for production of sustainable aviation fuel and $500 million in funding for biofuels infrastructure funding are also included in the Act.

Effect of Governmental Regulation

The government's regulation of the environment changes constantly. We are subject to extensive air, water and other environmental regulations and we have been required to obtain a number of environmental permits to construct and operate the plant. It is possible that more stringent federal or state environmental rules or regulations could be adopted, which could require us to obtain additional or new permits or spend considerable resources in complying with such regulations and increase our operating costs and expenses. It also is possible that federal or state environmental rules or regulations could be adopted that could have an adverse effect on the use of ethanol. For example, changes in the environmental regulations regarding the required oxygen content of automobile emissions could have an adverse effect on the ethanol industry. Additionally, any changes that are made to the ethanol plant or its operations must be reviewed to determine if amended permits need to be obtained in order to implement these changes. During the fiscal year ended October 31, 2022, we incurred costs and expenses of approximately $332,000 complying with environmental laws.

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

    In late 2009, California passed a Low Carbon Fuels Standard ("LCFS"). The California LCFS requires that renewable fuels used in California must accomplish certain reductions in greenhouse gases which is measured using a lifecycle analysis, similar to the RFS. On December 29, 2011, a federal district court in California ruled that the California LCFS was unconstitutional which halted implementation of the California LCFS. However, the California Air Resources Board ("CARB") appealed this court ruling and on September 18, 2013, the federal appellate court reversed the federal district court finding the LCFS constitutional and remanding the case back to federal district court to determine whether the LCFS imposes a burden on interstate commerce that is excessive in light of the local benefits. On June 30, 2014, the United States Supreme Court declined to hear the appeal of the federal appellate court ruling and CARB recently re-adopted the LCFS with some slight modifications. The LCFS could have a negative impact on demand for corn-based ethanol and result in decreased ethanol prices affecting our ability to operate profitably. However, during our 2021 fiscal year we received approval from CARB for our cellulosic pathway which has allowed us to receive a premium on certain ethanol shipped to California. This pathway does not guarantee a premium for ethanol shipped into California.

Competition

Ethanol

We are in direct competition with numerous ethanol producers, many of whom have greater resources than we do. Following the significant growth during 2005 and 2006, the ethanol industry has grown at a much slower pace. The ethanol industry was impacted by the COVID-19 pandemic in fiscal year 2020, which resulted in decreased demand. The ethanol industry rebounded in 2021. As of December 5, 2022, the Renewable Fuels Association estimates that there are approximately 204 ethanol production facilities in the U.S. with capacity to produce approximately 17.5 billion gallons of ethanol.

Since ethanol is a commodity product, competition in the industry is predominantly based on price. We have also experienced competition from oil companies who have purchased ethanol production facilities and are required to blend a certain amount of ethanol each year. In addition, larger ethanol producers may be able to realize economies of scale that we are unable to realize. This could put us at a competitive disadvantage to other ethanol producers. The ethanol industry is continuing to consolidate where a few larger ethanol producers are increasing their production capacities and are controlling a larger portion of the United States ethanol production. Further, some ethanol producers own multiple ethanol plants which may allow them to compete more effectively by providing them flexibility to run certain production facilities while they have other facilities shut down. This added flexibility may allow these ethanol producers to compete more effectively, especially during periods when operation margins are unfavorable in the ethanol industry.

Following the acquisition of several plants by POET Biorefining from Flint Hill Resources in 2021, the largest ethanol producers now include Archer Daniels Midland, Green Plains Renewable Energy, POET Biorefining and Valero Renewable Fuels, each of which are capable of producing significantly more ethanol than we produce. The following table identifies the majority of the largest ethanol producers in the United States along with their approximate production capacities.

U.S. FUEL ETHANOL PRODUCTION CAPACITY
BY TOP PRODUCERS
Producers of Approximately 750
million gallons per year (mmgy) or more

Company	Approximate Capacity (mmgy)
POET Biorefining	2,811
Valero Renewable Fuels	1,747
Archer Daniels Midland	1,613
Green Plains Renewable Energy	958

We face competition from ethanol produced outside of the United States, particularly from Brazil. Ethanol imports have been lower in recent years due to the increase by Brazil in 2013 of its domestic ethanol use requirement from 20% to 25% and the institution in 2017 of a quota and tariff on ethanol produced in the United States and exported to Brazil which have likely decreased the amount of ethanol Brazil has available for export. The effect of this has recently been mitigated by the suspension of the tariff in March 2022 through the end of the year following a 10% reduction on the tariff in November 2021. If competition from ethanol imports were to increase again that could negatively impact demand for ethanol produced in the United States which could result in lower operating margins.

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

Employees

We depend on our employees to operate our plant. While we face competition to attract and retain personnel with the necessary skills, we believe that we compete favorably on the basis of wages and benefits and our commitment to training and development. In addition, the safety of our employees is our highest priority. We have developed and enforce workplace safety policies and programs in order to maintain a high standard for performance in our operations and ensure the safety of our workers. As of October 31, 2022, we had 43 full-time employees. We do not expect the number of employees to materially change in the next twelve months.
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

    Declines in the price of ethanol or distillers grains would reduce our revenues. The sale prices of ethanol and distillers grains can be volatile as a result of a number of factors such as overall supply and demand, the price of gasoline and corn, levels of government support, and the availability and price of competing products. Any lowering of ethanol or distillers grains prices, especially if it is associated with increases in corn and natural gas prices, may affect our ability to operate profitably. We anticipate the price of ethanol and distillers grains to continue to be volatile in our 2023 fiscal year. Declines in the prices we receive for our ethanol and distillers grains will lead to decreased revenues and may result in our inability to operate the ethanol plant profitably for an extended period of time which could decrease the value of our units.

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

    If RPMG, which markets our ethanol and corn oil and will soon market our distillers grains, fails it may negatively impact our ability to profitably operate the ethanol plant. Our ethanol and corn oil is marketed by RPMG. RPMG began marketing our distillers grains on Janury 1, 2023. Therefore, nearly all of our revenue is or will be derived from sales that are secured by RPMG. If RPMG is unable to market our ethanol and corn oil, it may negatively impact our ability to profitably operate the ethanol plant. While management believes that we could secure an alternative marketer if RPMG were to fail, switching marketers may negatively impact our cash flow and our ability to continue to operate profitably, which may decrease the value of our units.

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

    Our existing debt financing agreements contain, and our future debt financing agreements may contain, restrictive covenants that limit distributions and impose restrictions on the operation of our business. The use of debt financing makes it more difficult for us to operate because we must make principal and interest payments on the indebtedness and abide by covenants contained in our debt financing agreements. If we were to borrow against our existing debt facilities, the restrictive covenants contained in our financing agreements may have important implications on our operations, including, among other things: (a) limiting our ability to obtain additional debt or equity financing; (b) placing us at a competitive disadvantage because we may be more leveraged than some of our competitors; (c) subjecting all or substantially all of our assets to liens, which means that there may be no assets left for unit holders in the event of a liquidation; and (d) limiting our ability to make business and operational decisions regarding our business, including, among other things, limiting our ability to pay dividends to our unit holders, make capital improvements, sell or purchase assets or engage in transactions we deem to be appropriate and in our best interest.

    We may violate the terms of our credit agreements, including the financial covenants, which could result in our lenders demanding immediate repayment. Our credit agreements include various financial loan covenants. Based on management projections, we believe that we will be in compliance with our financial loan covenants for at least the next 12 months. However, if we were to borrow against our existing debt facilities and then violate the terms of our credit agreements, including our financial loan covenants, our lenders could deem us to be in default of our loans and require us to immediately repay the entire outstanding balance of our loans. If we do not have the funds available to repay the loans or we cannot find another source of financing, we may fail which could decrease or eliminate the value of our units.

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

We are subject to global and regional economic downturns, inflation, rising interest rates and related risks. Our business is affected by global and regional demographic and macroeconomic conditions. A significant downturn in global economic growth, or recessionary conditions in major geographic regions for prolonged periods, may lead to a variety of adverse consequences for our business including reduced demand for our products, increases in our corn and natural gas costs and rising interest rates on our variable rate loans. These and other adverse consequences could result in our inability to operate profitably and reduce our earnings.

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

Investor sentiment towards climate change, fossil fuels, and other ESG matters could adversely affect our business, cost of capital, and the price of our stock and other securities. There have been efforts in recent years, which have intensified during the COVID-19 pandemic, aimed at the investment community, to promote the divestment of securities of energy companies, as well as to pressure lenders and other financial services companies to limit or curtail activities with energy companies. As a result, some financial intermediaries, investors, and other capital markets participants have reduced or ceased lending to, or investing in, companies that operate in industries with higher perceived environmental exposure, such as the energy industry. If this or similar divestment efforts are continued, the value of our units may be negatively impacted.

Members of the investment community are also increasing their focus on ESG practices and disclosures, including practices and disclosures related to GHGs and climate change in the energy industry in particular, and diversity and inclusion initiatives and governance standards among companies more generally. As a result, we may face increasing pressure regarding our ESG practices and disclosures. Additionally, members of the investment community may screen companies such as ours for ESG performance. If we are unable to meet the ESG standards or investment or lending criteria set by these investors and funds, we may lose investors, investors may allocate a portion of their capital away from us, our cost of capital may increase, the price of our units may be negatively impacted, and our reputation may also be negatively affected.

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

Increases in exports of corn produced in the United States could result in higher corn prices which could reduce our profitability.  Our results of operations and financial condition are significantly affected by the cost and supply of corn. If exports of corn produced in the United States to other countries were to increase, this could result in decreased domestic supply and higher corn prices in the United States. Higher corn prices could lead to lower profit margins, negatively affecting our financial performance.

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

Increased use of fuel cells, plug-in hybrids and electric cars may lessen the demand for ethanol.  Automotive, industrial and power generation manufacturers have developed alternative clean power systems using fuel cells, plug-in hybrids, electric cars or clean burning gaseous fuels. Electric car technology has recently grown in popularity, especially in urban areas, which has led to an increase in recharging stations which has made electric car technology more widely available. This additional competition from alternate energy sources could reduce the demand for ethanol, resulting in lower ethanol prices which could negatively impact our results of operations and financial condition.

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

    A reduction in distillers grains exports to China has in the past and could continue in the future to have a negative effect on the price of distillers grains in the U.S. and negatively affect our profitability. Historically, China was the world's largest buyer of distillers grains produced in the United States. However, China has implemented anti-dumping and anti-subsidy duties which have significantly decreased demand from China and negatively impacted the price of distillers grains produced in the United States. If this reduction in export demand were to continue it could negatively impact our ability to profitably operate the ethanol plant.

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

A reduction in ethanol exports to Brazil due to the imposition by the Brazilian government of a tariff on U.S. ethanol could have a negative effect on ethanol prices. Brazil was historically a top destination for ethanol produced in the United States. However, Brazil imposed a tariff on ethanol which is produced in the United States and exported to Brazil. The tariff has resulted in a decline in demand for ethanol from Brazil and could negatively impact the market price of ethanol in the United States and our ability to profitably operate the ethanol plant. The effect of this has been mitigated by the suspension of the tariff in March 2022 through the end of the year following a 10% reduction on the tariff in November 2021. However, if competition from ethanol imports were to increase again that could negatively impact demand for ethanol produced in the United States which could result in lower operating margins.

New, stricter environmental laws and other industry-related regulations or environmental litigation could significantly impact our operations and/or increase our costs, which could adversely affect our results of operations and financial condition. Our operations are subject to federal, state, and municipal laws and regulations regulating environmental matters. Climate change continues to attract considerable public and scientific attention and the trend in environmental regulation has been towards more restrictions and limitations on activities that may affect the environment over time. There can be no assurances as to the timing and type of such changes in existing laws or the promulgation of new laws or the amount of any required expenditures associated therewith. If we were unable in the future to renew the environmental permits necessary for our operations, or were forced to accept terms in future permits that limit our operations or result in additional compliance costs, it could restrict our ability to do business and cause our financial results to suffer. In addition, in recent years, environmental interest groups have filed suit against companies in the energy industry related to climate change. Should such suits be successful, we could face additional compliance costs or other related litigation risk that could negatively affect our financial performance.

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

ITEM 4. MINE SAFETY DISCLOSURES

    None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED MEMBER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of January 19, 2023, we have 4,762 membership units outstanding and 1,357 unit holders of record.

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

The following table contains historical information by fiscal quarter for the fiscal years ended October 31, 2022 and 2021 regarding the actual unit transactions that were completed by our unit-holders during the periods specified. We believe this most accurately represents the current trading value of the Company's units. The information was compiled by reviewing the completed unit transfers that occurred on our Unit Trading Bulletin Board during the quarters indicated.

Quarter	Low Price	High Price	Average Price	# of Units Traded
2022 4th	$13,200	$13,200	$13,200	2
2022 3rd	$9,250	$11,100	$9,981	44
2022 2nd	$9,000	$9,250	$9,130	25
2022 1st	$7,000	$8,600	$7,815	13
2021 4th	$6,500	$7,501	$7,139	92
2021 3rd	$6,000	$6,700	$6,400	5
2021 2nd	$5,600	$6,250	$5,966	8
2021 1st	$5,600	$5,650	$5,625	6

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

Quarter	Low Price	High Price	Average Price	# of Units Listed
2022 4th	$13,200	$13,200	$13,200	2
2022 3rd	$9,250	$11,100	$9,981	44
2022 2nd	$9,000	$9,250	$9,130	25
2022 1st	$7,000	$8,600	$7,815	13
2021 4th	$6,500	$7,501	$7,139	92
2021 3rd	$6,000	$6,700	$6,400	5
2021 2nd	$5,600	$6,250	$5,966	8
2021 1st	$5,600	$5,650	$5,625	6

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

Performance Graph

    The following graph shows a comparison of cumulative total member return since October 31, 2017, calculated on a dividend reinvested basis, for the Company, the NASDAQ Composite Index (the "NASDAQ") and an index of other companies that have the same SIC codes as the Company (the "Industry Index"). The graph assumes $100 was invested in each of our units, the NASDAQ, and the Industry Index on October 31, 2017. Note that historic stock price performance is not necessarily indicative of future unit price performance.

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

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Fiscal Years Ended October 31, 2022 and 2021

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, gross profit, operating expenses, operating profit and other items to total revenues in our statements of operations for the fiscal years ended October 31, 2022 and 2021:

	2022		2021
Statements of Operations Data	Amount	%	Amount	%
Revenues	$221,373,253	100.00%	$158,717,536	100.00%
Cost of Goods Sold	188,444,980	85.13%	143,172,419	90.21%
Gross Profit	32,928,273	14.87%	15,545,117	9.79%
Operating Expenses	3,988,371	1.80%	3,234,524	2.03%
Operating Profit	28,939,902	13.07%	12,310,593	7.76%
Other Income (Expense), Net	4,385,503	1.98%	1,430,335	0.90%
Net Income	$33,325,405	15.05%	$13,740,928	8.66%

The following table shows the sources of our revenues for the fiscal years ended October 31, 2022 and 2021.

	2022		2021
Revenue Sources	Amount	Percentage of Total Revenues	Amount	Percentage of Total Revenues
Ethanol Sales	$172,742,300	78.03%	$122,902,729	77.43%
Modified Wet Distillers Grains Sales	8,979,383	4.06%	4,899,649	3.09%
Dried Distillers Grains Sales	24,712,352	11.16%	21,090,325	13.29%
Corn Oil Sales	14,939,218	6.75%	9,824,833	6.19%
Total Revenues	$221,373,253	100.00%	$158,717,536	100.00%

Revenues

    Ethanol

    Our total revenues were higher for the fiscal year ended October 31, 2022, compared to the fiscal year ended October 31, 2021. Revenue from ethanol sales increased by approximately 40.6% during the fiscal year ended October 31, 2022 compared to the fiscal year ended October 31, 2021 primarily due to an increase in the average price per gallon and number of gallons of ethanol sold during the fiscal year ended October 31, 2022 compared to the fiscal year end October 31, 2021.

The average ethanol sales price per gallon we received for the fiscal year ended October 31, 2022 was approximately 30.9% higher than the average price received for the fiscal year ended October 31, 2021. Ethanol sales prices were higher for the current period due to higher corn and energy prices, increases in ethanol demand, global economic uncertainty and rising inflation and the Russian invasion of Ukraine.

Factors likely to affect ethanol prices in the future include changes in domestic corn prices and corn supply, changes in energy prices, trade disputes with foreign governments, changes in domestic and foreign ethanol demand and our ability to receive a premium on ethanol shipped to California pursuant to the Low Carbon Fuel Standard (the "LCFS"). In addition, global economic uncertainty, rising inflation, market disruptions and increased volatility in commodity prices resulting in part from the Russian invasion of Ukraine and the lingering effects of the global response to the COVID-19 pandemic could continue to impact the market price of ethanol. Any actions by the Environmental Protection Agency or Congress which result in reduction of the renewable volume obligations under the Renewable Fuels Standard or the granting of exemptions from those obligations could also have a negative effect on ethanol prices.

The number of gallons of ethanol sold increased by approximately 7.7% during the fiscal year ended October 31, 2022, as compared to the fiscal year ended October 31, 2021. Our ethanol production levels for the fiscal year ended October 31, 2022 are at an annual rate of approximately 68 million gallons. Management anticipates that the amount of ethanol sold may decrease in the future if current positive operating conditions worsen and we reduce ethanol production levels. Ethanol production could also decrease if delayed rail car shipments affect our ability to get sufficient rail cars to transport our ethanol.
For the fiscal year ended October 31, 2022 and October 31, 2021, we recorded gains due to changes in the fair value of our outstanding ethanol derivative positions of approximately $79,000 and $1,000, respectively. These gains increased our ethanol revenue during these periods.

    Distillers Grains

    Revenue from distillers grains sales increased by approximately 29.6% during the fiscal year ended October 31, 2022, compared to the fiscal year ended October 31, 2021, due to an increase in the price of distillers grains and tons of distillers grains sold during the period.

For the fiscal year ended October 31, 2022, the average price per ton that we received for our dried distillers grains was approximately 14.5% higher than the average price we received during the fiscal year ended October 31, 2021, due primarily to increases in the domestic prices of corn and soybeans for the period. For the fiscal year ended October 31, 2022, the average price per ton that we received for our modified distillers grains was approximately 26.6% higher than during the fiscal year ended October 31, 2021, due to increased demand in our local area.

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

Overall, the number of tons of distillers grains sold increased during our fiscal year ended October 31, 2022, as compared to the fiscal year ended October 31, 2021, due primarily to increased corn grind offset by higher corn oil production levels for the period which led to higher distillers grains production levels for the period. Management anticipates that the amount of distillers grains produced may decrease in the future if current positive operating conditions worsen and there is a reduction in ethanol production levels which would then have a corresponding effect on distillers grains. In addition, an increase in ethanol or corn oil yields could have a negative effect of distillers grains production levels.

Corn Oil

Revenue from corn oil sales increased by approximately 52.1% for the fiscal year ended October 31, 2022, as compared to the fiscal year ended October 31, 2021 primarily due to increases in the price of corn oil and pounds of corn oil sold during the fiscal year ended October 31, 2022, compared to the fiscal year ended October 31, 2021.

The average price per pound of corn oil sold during the fiscal year ended October 31, 2022 increased 43.8% due to an increase in the domestic prices of corn and soybeans and increased biodiesel production for the period. Factors likely to affect corn oil prices include biodiesel demand, prices of corn and soybeans, the status of the biodiesel blenders' tax credit and new crop corn oil content.

The pounds of corn oil we sold during the fiscal year ended October 31, 2022 increased by approximately 6.8% as compared to the pounds of corn oil we sold for the fiscal year ended October 31, 2021, due to increased corn grind and improved efficiencies leading to increased production for the period.

Management anticipates that the amount of corn oil produced may decrease in the future if there is a reduction in ethanol production levels which would then have a corresponding effect on corn oil. However, an increase in corn oil yields due to improved efficiencies or a corn crop with higher oil content could contribute to higher corn oil production levels.

Cost of Goods Sold

    Our two largest costs of production are corn (80.9% of cost of goods sold for the fiscal year ended October 31, 2022) and natural gas (3.1% of cost of goods sold for the fiscal year ended October 31, 2022). Our total cost of goods sold was approximately 31.6% more during the fiscal year ended October 31, 2022, compared to the fiscal year ended October 31, 2021.

Corn

    Our average price per bushel of corn for the fiscal year ended October 31, 2022 increased by approximately 27% compared to the fiscal year ended October 31, 2021 primarily due to higher market value for corn as a result of increased demand which outpaced supply and volatility in commodity prices. We also used approximately 8.9% more bushels of corn in the fiscal year ended October 31, 2022 as compared to the fiscal year ended October 31, 2021 due to increased ethanol production.

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

    At October 31, 2022, we had approximately 3,502,000 bushels of forward fixed basis corn purchase contracts and 1,918,000 bushels of forward fixed price corn purchase contracts valued at approximately $12,558,000 for various delivery periods through December 2025.

For the fiscal year ended October 31, 2022 and October 31, 2021, we recorded gains due to changes in the fair value of our outstanding corn derivative positions of approximately $1,018,000 and $353,000, respectively. These gains reduced our cost of goods sold during these periods.

Natural Gas

    For the fiscal year ended October 31, 2022, we purchased approximately 5.6% more natural gas as compared to the same period of 2021. This increase in natural gas usage is primarily due to an increase in corn grind.

Our average price per MMBTU of natural gas increased by approximately 11.3% compared to the fiscal year ended October 31, 2021 due primarily to the Russian invasion of Ukraine. However, because we have sufficient forward natural gas purchase contracts in place for our current needs, we paid below market prices for our natural gas. Management anticipates that natural gas prices will continue at current levels as long as the Russian war in Ukraine continues. Other factors such as industry production problems or large increases in natural gas demand could have a negative effect on natural gas prices.

    At October 31, 2022, we had approximately 3,396,000 MMBTUs of forward natural gas fixed price purchase contracts valued at approximately $11,167,000 for delivery periods through October 2024.

For the fiscal year ended October 31, 2022, we recorded losses of approximately $77,000 due to the change in fair value of our outstanding natural gas derivative positions which increased our cost of goods sold during this period. For the fiscal year ended October 31, 2021, we recorded gains of approximately $24,000 due to the change in fair value of our outstanding natural gas derivative positions which reduced our cost of goods sold during this period.

Operating Expenses

    We had operating expenses for the fiscal year ended October 31, 2022 of $3,988,371 compared to operating expenses of $3,234,524 for the fiscal year ended October 31, 2021. Management attributes this increase in operating expenses to an increase in professional fees and consulting. We continue to pursue strategies to optimize efficiencies and maximize production. These efforts may result in a decrease in our operating expenses on a per gallon basis. However, because these expenses do not vary with the level of production at the plant, we expect our operating expenses to remain relatively steady.

Other Income, Net

    We had total other income for the fiscal year ended October 31, 2022 of $4,385,503 compared to total other income of $1,430,335 for the fiscal year ended October 31, 2021. Our other income for the fiscal year ended October 31, 2022, was higher due primarily to the award of approximately $4,100,000 received from the USDA Biofuel Producer Program.

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
For the fiscal year ended October 31, 2021, we recorded gains due to changes in the fair value of our outstanding ethanol derivative positions of approximately $1,000 which increased our ethanol revenue during this period. For the fiscal year ended October 31, 2020, we recorded losses due to changes in the fair value of our outstanding ethanol derivative positions of approximately $623,000 which reduced our ethanol revenue during this period.

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

The average price per pound of corn oil sold during the fiscal year ended October 31, 2021 increased 100% due to increases in the price of corn and soybeans and increased biodiesel production for the period. The pounds of corn oil we sold during the fiscal year ended October 31, 2021 increased by approximately 29.7% as compared to the pounds of corn oil we sold for the fiscal year ended October 31, 2020, due to increased corn grind and improved efficiencies leading to increased production for the period.

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

We recorded gains due to changes in the fair value of our outstanding corn derivative positions for the fiscal year ended October 31, 2021 of approximately $353,000 which reduced our cost of goods sold during this period. We recorded losses due to changes in the fair value of our outstanding corn derivative positions for the fiscal year ended October 31, 2020 of approximately $845,000 which increased our cost of goods sold during this period.
.
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

For the fiscal years ended October 31, 2021 and 2020, we recorded gains due to the change in fair value of our outstanding natural gas derivative positions of approximately $24,000 and $11,000, respectively. These gains reduced our cost of goods sold during these periods.

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

Changes in Financial Condition for the Fiscal Years Ended October 31, 2022 and 2021

    The following table highlights the changes in our financial condition for the fiscal year ended October 31, 2022 from our previous fiscal year ended October 31, 2021:

	October 31, 2022	October 31, 2021
Current Assets	$54,690,546	$31,173,692
Current Liabilities	21,872,751	21,322,079
Long-Term Liabilities	1,022,030	1,803,610

    Current Assets. The increase in current assets was primarily the result of increases in cash and cash equivalents and inventories at October 31, 2022, as compared to October 31, 2021. This was partially offset by a decrease in accounts receivable.

    Current Liabilities. The increase in current liabilities was primarily the result of increases in accounts payable at October 31, 2022, as as compared to October 31, 2021. This was partially offset by a decreases in current maturities of long-term due to our having no borrowings at October 31, 2022.

    Long-Term Liabilities. Long-term debt decreased at October 31, 2022, as compared to October 31, 2021, primarily due to the 2020 Term Loan being paid off in December, 2021.

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

The following table shows cash flows for the fiscal years ended October 31, 2022 and 2021:

	October 31, 2022	October 31, 2021

Net cash provided by operating activities	$45,466,441	$22,409,864
Net cash used in investing activities	(1,360,170)	(6,827,516)
Net cash used in financing activities	(21,865,021)	(8,700,657)

    Cash Flow From Operations

We had more cash from operations for the fiscal year ended October 31, 2022, as compared to the fiscal year ended October 31, 2021 due to an increase in net income and changes in accounts receivables and accounts payable during the fiscal year ended October 31, 2022.

    Cash Flow From Investing Activities

We used less cash for investing activities during the fiscal year ended October 31, 2022, as compared to the fiscal year ended October 31, 2021. This change was primarily due to a decrease in capital expenditures due to the completion of our high purity alcohol system installation in October, 2021.

Cash Flow From Financing Activities

We used more cash in financing activities during the fiscal year ended October 31, 2022, as compared to the fiscal year ended October 31, 2021. Our cash used in financing activities resulted primarily from member distributions during the fiscal year ended October 31, 2022, as compared to net proceeds from long-term debt during the fiscal year ended October 31, 2021.

The following table shows cash flows for the fiscal years ended October 31, 2021 and 2020:

	October 31, 2021	October 31, 2020

Net cash provided by (used in) operating activities	$22,409,864	$(247,864)
Net cash used in investing activities	(6,827,516)	(3,275,201)
Net cash provided by (used in) financing activities	(8,700,657)	2,551,268

    Cash Flow From Operations

We experienced a decrease in our cash provided by (used in) operating activities for the fiscal year ended October 31, 2021, as compared to the fiscal year ended October 31, 2020. This decrease was primarily due to changes in accounts receivables, inventories and accrued expense during the fiscal year ended October 31, 2021.

    Cash Flow From Investing Activities

We used more cash for investing activities during the fiscal year ended October 31, 2021, as compared to the fiscal year ended October 31, 2020. This change was primarily due to an increase in capital expenditures during the fiscal year ended October 31, 2021.

    Cash Flow From Financing Activities

We experienced an increase in our cash for financing activities during the fiscal year ended October 31, 2021, as compared to the fiscal year ended October 31, 2020. This increase was primarily a result of increased net borrowings on long-term debt during the fiscal year ended October 31, 2021, as compared to the fiscal year ended October 31, 2020.

Short-Term and Long-Term Debt Sources

    Our loan facility with Compeer Financial f/k/a AgStar Financial Services, PCA ("Compeer") includes a $20,000,000 Term Revolving Loan and a Revolving Line of Credit Loan. On February 8, 2022, we amended the loan facility to modify the interest rates for the Term Revolving Loan and the Revolving Line of Credit, effective March 1, 2022, and extend the Revolving Line of Credit Loan to January 22, 2023. On August 8, 2022, we amended the loan facility to extend the maturity date of the Term Revolving Loan to November 1, 2027. The amendment also extends the maturity date of the Revolving Line of Credit Loan to November 1, 2023 and provides that the maturity date may be extended for up to four additional one year terms upon written request which will be deemed automatically granted by Compeer upon written certification that there is no event of default. In addition, as explained in more detail below, the amendment amends certain financial covenants that restrict distributions and working capital requirements and eliminates the minimum debt service coverage requirement.

Our loan facility with Compeer is secured by substantially all business assets and also subjects the Company to various financial and non-financial covenants.

Term Revolving Loan

The Term Revolving Loan is for up to $20,000,000 with a variable interest rate based on the Wall Street Journal's Prime Rate plus 10 basis points with a minimum interest rate of 2.10%. The applicable interest rate at October 31, 2022 was 5.60%. The Term Revolving Loan may be advanced, repaid and re-borrowed during the term. Monthly interest payments are due on the Term Revolving Loan with payment of all amounts outstanding due on November 1, 2027. The outstanding balance on this note was $0 at October 31, 2022. We pay interest at a rate of 1.50% on amounts outstanding for letters of credit which also reduce the amount available under the Term Revolving Loan. We had no letters of credit outstanding at October 31, 2022. We are also required to pay unused commitment fees for the Term Revolving Loan.

Revolving Line of Credit Loan

The Revolving Line of Credit Loan is for an amount equal to the borrowing base, with a maximum limit of $10,000,000 with a variable interest rate based on the Wall Street Journal's Prime Rate plus 10 basis points with a minimum interest rate of 2.10%. The amount available to borrow per the borrowing base calculations at October 31, 2022 was approximately $0. The applicable interest rate at October 31, 2022 was 5.60%. The Revolving Line of Credit Loan may be advanced, repaid and re-borrowed during the term. Monthly interest payments are due on the Revolving Line of Credit Loan with payment of all amounts outstanding due on November 1, 2023. The outstanding balance on this note was $0 at October 31, 2022. We are also required to pay unused commitment fees for the Revolving Line of Credit Loan.

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

We are also subject to various financial and non-financial covenants that limit distributions and new debt and require minimum debt service coverage and working capital requirements. We are limited to annual capital expenditures of $5,000,000 without prior approval, incurring additional debt over certain amounts without prior approval, and making additional investments as described in the Amended and Restated Credit Agreement without prior approval of Compeer. We are required to maintain a minimum working capital requirement of $9,000,000, which is calculated as current assets plus the amount available for drawing under the Term Revolving Loan and undrawn amounts on outstanding letters of credit, less current liabilities, and is measured quarterly. We are allowed to make cash distributions to members as frequently as monthly in an amount equal to 75% of net income if working capital is greater than or equal to $9,000,000, or an unlimited amount if working capital is greater than or equal to $12,000,000. We are no longer required to maintain a minimum debt service coverage ratio.

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

Contractual Cash Obligations

    In addition to our long-term debt obligations, we have certain other contractual cash obligations and commitments. The following tables provide information regarding our contractual obligations and approximate commitments as of October 31, 2022:

	Payment Due By Period
	Total	Less than One Year	One to Three Years	Three to Five Years	After Five Years
Long-Term Debt Obligations	$—	$—	$—	$—	$—
Operating Lease Obligations	280,800	168,480	112,320	—	—
Finance Lease Obligations	1,251,600	178,800	357,600	357,600	357,600
Purchase Obligations	24,293,569	17,843,094	6,450,475	—	—
Total Contractual Obligations	$25,825,969	$18,190,374	$6,920,395	$357,600	$357,600

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

As of October 31, 2022, the fair values of our commodity-based derivative instruments are a net liability of approximately $1,102,000. As the prices of the hedged commodity moves in reaction to market trends and information, our statement of operations will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to protect the Company over the term of the contracts for the hedged amounts.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from our Term Revolving Loan and Revolving Line of Credit Loan, each bearing a variable interest rate.  As of October 31, 2022, interest accrues on these loans at a variable interest rate based on the Wall Street Journal's Prime Rate plus 10 basis points with a minimum interest rate of 2.10% and the applicable interest rate was 5.60%. As of October 31, 2022, we had $0 outstanding on the Term Revolving Loan and $0 outstanding on the Revolving Line of Credit Loan. The specifics of each note are discussed in greater detail in “Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

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

In the ordinary course of business, we enter into forward contracts for our commodity purchases. At October 31, 2022, we have approximately 3,502,000 bushels of forward fixed basis corn contracts and 1,918,000 bushels of forward fixed price corn contracts valued at approximately $12,558,000. These purchase contracts are for various delivery periods through December 2025. At October 31, 2022, we have approximately 3,396,000 MMBTUs of forward natural gas fixed price purchase contracts valued at approximately $11,167,000 for delivery periods through October 2024. In addition, at October 31, 2022, we have approximately 296,000 gallons of forward fixed price denaturant purchase contracts valued at approximately $568,000 for delivery periods through December 2022.

    In the ordinary course of business, we enter into forward contracts for our commodity sales. At October 31, 2022 we have no forward fixed price ethanol sales contracts. At October 31, 2022, we have approximately 10,200 tons of forward fixed price dried distillers grains sales contracts valued at approximately $2,362,000 for delivery periods through March 2023. At October 31, 2022, we have approximately 4,600 tons of forward fixed price modified distillers grains sales contracts valued at approximately $566,000 for delivery periods through April 2023. In addition, at October 31, 2022, we have approximately 2,952,000 pounds of forward fixed price corn oil sales contracts valued at approximately $2,260,000 for delivery periods through December 2022.
    We recorded gains due to changes in the fair value of our outstanding corn derivative positions for the fiscal year ended October 31, 2022 of approximately $1,018,000. We recorded gains due to changes in the fair value of our outstanding corn derivative future positions for the fiscal year ended October 31, 2021 of approximately $353,000. For the fiscal year ended October 31, 2022, we recorded gains due to changes in the fair value of our outstanding ethanol derivative future positions of approximately $79,000. For the fiscal year ended October 31, 2021, we recorded gains due to changes in the fair value of our outstanding ethanol derivative future positions of approximately $1,000. For the fiscal years ended October 31, 2022, we recorded losses due to the change in fair value of our outstanding natural gas derivative future positions of approximately $77,000. For the fiscal year ended October 31, 2021, we recorded gains due to the change in fair value of our outstanding natural gas derivative future positions of approximately $24,000.

As commodity prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to produce long-term positive growth for us.

A sensitivity analysis has been prepared to estimate our exposure to ethanol, distillers grains, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas prices and average ethanol and distillers grains prices as of October 31, 2022 net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from October 31, 2022.

The results of this analysis, which may differ from actual results, are approximately as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price as of 10/31/2022	Approximate Adverse Change to Income
Natural Gas	38,000	MMBTU	10%	$24,000
Ethanol	69,000,000	Gallons	10%	$16,146,000
Corn	21,083,000	Bushels	10%	$14,442,000
DDGs	110,000	Tons	10%	$2,684,000

For comparison purposes, the results of our sensitivity analysis for October 31, 2021, were as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price as of 10/31/2021	Approximate Adverse Change to Income
Natural Gas	33,000	MMBTU	10%	$18,000
Ethanol	66,000,000	Gallons	10%	$16,104,000
Corn	20,890,000	Bushels	10%	$11,824,000
DDGs	108,000	Tons	10%	$2,041,000

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members and the Board of Governors of Highwater Ethanol, LLC

Opinion on the Financial Statements
We have audited the accompanying balance sheets of Highwater Ethanol, LLC (the Company) as of October 31, 2022 and 2021, the related statements of operations, changes in members’ equity, and cash flows for each of the three years in the period ended October 31, 2022, and the related notes to the financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2022 and 2021, and the results of its operations and its cash flows for the each of the three years in the period ended October 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Sioux Falls, South Dakota
January 19, 2023

HIGHWATER ETHANOL, LLC
Balance Sheets

ASSETS	October 31, 2022	October 31, 2021

Current Assets
Cash and cash equivalents	$29,790,258	$7,549,008
Derivative instruments	743,514	368,269
Accounts receivable	3,970,064	7,788,574
Inventories	19,197,522	14,748,142
Prepaids and other	989,188	719,699
Total current assets	54,690,546	31,173,692

Property and Equipment
Land and land improvements	13,152,403	12,836,332
Buildings	38,848,218	38,848,218
Office equipment	1,223,869	1,171,866
Plant and process equipment	87,235,438	86,425,155
Vehicles	123,779	123,779
Construction in progress	426,294	193,244
	141,010,001	139,598,594
Less accumulated depreciation	(100,585,625)	(90,919,014)
Net property and equipment	40,424,376	48,679,580

Other Assets
Investments	3,823,638	3,452,027
Right of use asset - operating leases	267,731	417,001
Right of use asset - finance leases	961,057	1,098,351
Other	708,232	1,208,232
Deposits	312,269	312,269
Total other assets	6,072,927	6,487,880

Total Assets	$101,187,849	$86,341,152

LIABILITIES AND MEMBERS' EQUITY	October 31, 2022	October 31, 2021

Current Liabilities
Accounts payable	$20,068,351	$16,790,834
Accrued expenses	1,521,820	1,272,463
Current maturities of long-term debt	—	2,991,291
Current portion of operating lease liability	157,691	149,271
Current portion of finance lease liability	124,889	118,220
Total current liabilities	21,872,751	21,322,079

Long-Term Liabilities
Long term debt	—	499,000
Operating lease liability	110,040	267,730
Finance lease liability	911,990	1,036,880
Total Long-Term Liabilities	1,022,030	1,803,610

Commitments and Contingencies (Note 10)

Members' Equity
Members' equity, 4,764 and 4,782 units outstanding, respectively	78,293,068	63,215,463
Total Liabilities and Members’ Equity	$101,187,849	$86,341,152

Notes to Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Statements of Operations

	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	October 31, 2022	October 31, 2021	October 31, 2020

Revenues	$221,373,253	$158,717,536	$97,256,146

Cost of Goods Sold	188,444,980	143,172,419	99,813,857

Gross Profit (Loss)	32,928,273	15,545,117	(2,557,711)

Operating Expenses	3,988,371	3,234,524	3,552,328

Operating Profit (Loss)	28,939,902	12,310,593	(6,110,039)

Other Income (Expense)
Interest income	51,714	4,763	3,301
Other income	4,336,119	1,015,720	288,518
Interest expense	(281,791)	(516,338)	(687,101)
Gain on debt extinguishment	—	712,200	—
Income from equity method investments	279,461	213,990	139,155
Total other income (expense), net	4,385,503	1,430,335	(256,127)

Net Income (Loss)	$33,325,405	$13,740,928	$(6,366,166)

Weighted Average Units Outstanding	4,762	4,788	4,803
Net Income (Loss) Per Unit, basic and diluted	$6,998.20	$2,869.87	$(1,325.46)
Distributions Per Unit	$3,800	$—	$—

Notes to Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Statements of Changes in Members' Equity

Members' Equity

Balance - October 31, 2019	55,984,451

Net loss	(6,366,166)

Member unit repurchase, 9 units	(55,000)

Balance - October 31, 2020	49,563,285

Net income	13,740,928

Member unit repurchase, 16 units	(88,750)

Balance - October 31, 2021	$63,215,463

Net income	33,325,405

Member Distributions	(18,130,900)

Member unit repurchase, 18 units	(116,900)

Balance - October 31, 2022	$78,293,068

Notes to Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Statements of Cash Flows

	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	October 31, 2022	October 31, 2021	October 31, 2020

Cash Flows from Operating Activities
Net income (loss)	$33,325,405	$13,740,928	$(6,366,166)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations
Depreciation and amortization	10,312,613	9,751,569	9,215,642
Earnings in excess of distributions (distributions in excess of earnings) from equity method investments	(177,460)	(108,990)	74,891
Gain on debt extinguishment	—	(712,200)	—
Non-cash patronage income	(194,151)	(229,959)	(435,703)
Change in working capital components
Accounts receivable	3,818,510	(3,990,669)	(835,928)
Inventories	(4,449,380)	(4,070,172)	(3,310,614)
Derivative instruments	(375,245)	(107,872)	209,343
Prepaids and other	(269,489)	(320,938)	(353,330)
Accounts payable	3,226,281	8,233,490	1,662,253
Accrued expenses	249,357	224,677	(108,252)
Net cash provided by (used in) operating activities	45,466,441	22,409,864	(247,864)

Cash Flows from Investing Activities
Capital expenditures	(1,360,170)	(6,827,516)	(3,275,201)
Net cash used in investing activities	(1,360,170)	(6,827,516)	(3,275,201)

Cash Flows from Financing Activities
Payments on long-term debt	(11,699,000)	(45,500,000)	(16,500,000)
Proceeds from long-term debt	8,200,000	37,000,000	19,212,200
Payments on finance lease liability	(118,221)	(111,907)	(105,932)
Member unit repurchases	(116,900)	(88,750)	(55,000)
Member distributions	(18,130,900)	—	—
Net cash provided by (used in) financing activities	(21,865,021)	(8,700,657)	2,551,268

Net Increase (Decrease) in Cash and Cash Equivalents	22,241,250	6,881,691	(971,797)

Cash and cash equivalents – Beginning of Period	7,549,008	667,317	1,639,114

Cash and cash equivalents – End of Period	$29,790,258	$7,549,008	$667,317

Supplemental Cash Flow Information
Cash paid for interest expense	$102,454	$478,473	$568,205

Supplemental Disclosure of Noncash Financing and Investing Activities
Capital expenditures included in accounts payable	$51,238	$—	$56,370
Establishment of lease liability and right of use asset	$—	$—	$2,064,994

Notes to Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Notes to Financial Statements
October 31, 2022 and 2021

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

•ethanol sales
•modified distillers grains sales
•dried distillers grains sales
•corn oil sales

    Disaggregation of revenue:

All revenue recognized in the income statement is considered to be revenue from contracts with customers. The following table depicts the disaggregation of revenue according to product line for the fiscal years ended October 31, 2022, 2021 and 2020:

HIGHWATER ETHANOL, LLC
Notes to Financial Statements
October 31, 2022 and 2021

	Fiscal Year Ended October 31, 2022	Fiscal Year Ended October 31, 2021	Fiscal Year Ended October 31, 2020
Revenue Sources	Amount	Amount	Amount

Ethanol Sales	$172,742,300	$122,902,729	$75,161,967
Modified Distillers Grains Sales	8,979,383	4,899,649	4,163,426
Dried Distillers Grains Sales	24,712,352	21,090,325	14,123,366
Corn Oil Sales	14,939,218	9,824,833	3,807,387
Total Revenues	$221,373,253	$158,717,536	$97,256,146

Contract assets and contract liabilities:

The Company receives payments from customers based upon contractual billing schedules; accounts receivable are recorded when the right to consideration becomes unconditional. Contract liabilities include payments received in advance of performance under the contract, and are realized with the associated revenue recognized under the contract.

The Company had no short term contract liabilities from contracts with customers at October 31, 2022 and October 31, 2021.

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
October 31, 2022 and 2021

Accounts Receivable

Credit terms are extended to customers in the normal course of business. The Company routinely monitors accounts receivable and customer balances are generally kept current at 30 days or less. The Company generally requires no collateral.

Accounts receivable are recorded at their estimated net realizable value. Accounts are considered past due if payment is not made on a timely basis in accordance with the Company’s credit terms. Accounts considered uncollectible are written off. The Company’s estimate of the allowance for doubtful accounts is based on historical experience, its evaluation of the current status of receivables, and unusual circumstances, if any. At October 31, 2022 and 2021, the Company has determined that amounts are collectible and an allowance was not considered necessary.

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

In accordance with the Company’s policy for evaluating impairment of long-lived assets described above, when a triggering event occurs management evaluates the recoverability of the facilities based on projected future cash flows from operations over the facilities’ estimated useful lives. In determining the projected future undiscounted cash flows, the Company makes significant assumptions concerning the future viability of the ethanol industry, the future price of corn in relation to the future price of ethanol and the overall demand in relation to production and supply capacity. The Company identified a triggering event during the year ended October 31, 2020 and performed an impairment test. The Company's analysis concluded there was no impairment. The Company has not recorded any impairment as of October 31, 2022 and 2021.

HIGHWATER ETHANOL, LLC
Notes to Financial Statements
October 31, 2022 and 2021

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts receivable, and accounts payable, and other working capital items approximate fair value at October 31, 2022 and 2021 due to the short maturity nature of these instruments (Level 2).

Derivative instruments are carried at fair value, based on dealer quotes and live trading levels (Note 5).

The Company believes the carrying amount of the long-term debt approximates fair value due to a significant portion of total indebtedness containing variable interest rates and this rate is a market interest rate for these borrowings (Level 2).

Investments

The Company has a 5.26% investment interest in an unlisted company, Renewable Fuels Marketing Group, LLC (RPMG), which markets the Company’s ethanol. The Company also has a 7% ownership interest in Lawrenceville Tank, LLC (LT), which owns and operates a trans load/tank facility near Atlanta, Georgia. These investments are flow-through entities and are being accounted for by the equity method of accounting under which the Company’s share of net income is recognized as income in the Company’s statements of operations and added to the investment account. Distributions or dividends received from the investments are treated as a reduction of the investment account. The Company consistently follows the practice of recognizing the net income (loss) from equity method investments based on the most recent reliable data. Therefore, the net income (loss) which is reported in the Company’s statements of operations for the years ended October 31, 2022, 2021 and 2020 is based on the investee's results of operations for the twelve month periods ended September 30, 2022, 2021 and 2020, respectively.

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
October 31, 2022 and 2021

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

3. INVENTORIES

Inventories consisted of the following at:

	October 31, 2022	October 31, 2021

Raw materials	$11,103,311	$8,471,843
Spare parts and supplies	4,800,511	4,093,108
Work in process	1,342,412	1,074,341
Finished goods	1,951,288	1,108,850
Total	$19,197,522	$14,748,142

The Company did not record a lower of cost or net realizable value write-down on inventory for the fiscal years ended October 31, 2022 and 2021.

HIGHWATER ETHANOL, LLC
Notes to Financial Statements
October 31, 2022 and 2021

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

Commodity Contracts

Management expects all open positions outstanding as of October 31, 2022 to be realized within the next twelve months.

The following tables provide details regarding the Company's derivative instruments at October 31:

Instrument	Balance Sheet location
		2022	2021

Corn, natural gas and ethanol contracts
In loss position		(1,101,594)	(915,027)
Deposits with broker		1,845,108	1,283,296
	Derivative instruments	$743,514	$368,269

These contracts and related deposits are subject to a master netting arrangements and, therefore, are presented on a net basis on the balance sheet.

The following tables provide details regarding the gains (losses) from the Company's derivative instruments in the statements of operations, none of which are designated as hedging instruments:

	Statement of	Year Ended October 31
	Operations location	2022	2021	2020
Ethanol contracts	Revenues	78,966	953	(622,585)
Corn contracts	Cost of goods sold	1,017,973	352,596	(845,013)
Natural gas contracts	Cost of goods sold	(76,890)	24,428	11,240

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

HIGHWATER ETHANOL, LLC
Notes to Financial Statements
October 31, 2022 and 2021

The following table provides information on those assets (liabilities) measured at fair value on a recurring basis.

	Fair Value as of	Fair Value Measurement Using
	October 31, 2022	Level 1	Level 2	Level 3
Derivative instrument - commodities
In loss position	$(1,101,594)	$(45,075)	$(1,056,519)	$—

	Fair Value as of	Fair Value Measurement Using
	October 31, 2021	Level 1	Level 2	Level 3
Derivative instrument - commodities
In loss position	$(915,027)	$(72,129)	$(842,898)	$—

The Company determines the fair value of the commodities contracts by obtaining the fair value measurements from an independent pricing service based on dealer quotes and live trading levels from the Chicago Board of Trade.

6. INVESTMENT IN RPMG

The financial statements of RPMG are summarized as of and for the years ended September 30 as follows:

	September 30, 2022	September 30, 2021

Current assets	$291,967,299	$279,168,444
Other assets	627,836	680,119
Current liabilities	252,599,209	248,510,431
Long-term liabilities	—	—
Members' equity	40,013,410	31,365,670
Revenue	6,691,027,262	4,782,836,390
Net income	2,743,338	3,371,185

7. DEBT FINANCING

Long-term debt consists of the following at:

	October 31, 2022	October 31, 2021
Term Revolving Loan	—	499,000

2020 Term Loan	—	3,000,000

Total	—	3,499,000

Less debt issuance costs	—	(8,709)

Less amounts due within one year	—	(2,991,291)

Net long-term debt	$—	$499,000

HIGHWATER ETHANOL, LLC
Notes to Financial Statements
October 31, 2022 and 2021

Bank Financing
The Company has a loan facility with Compeer Financial f/k/a AgStar Financial Services, PCA ("Compeer") that includes a $20,000,000 Term Revolving Loan and a Revolving Line of Credit Loan. On February 8, 2022, the Company amended the loan facility to modify the interest rates for the Term Revolving Loan and the the Revolving Line of Credit, effective March 1, 2022, and extend the Revolving Line of Credit Loan to January 22, 2023. On August 8, 2022, the Company amended the loan facility to extend the maturity date of the Term Revolving Loan to November 1, 2027. The amendment also extends the maturity date of the Revolving Line of Credit Loan to November 1, 2023 and provides that the maturity date may be extended for up to four additional one year terms upon written request of the Company which will be deemed automatically granted by Compeer upon written certification that there is no event of default. In addition, as explained in more detail below, the amendment amends certain financial covenants that restrict distributions and working capital requirements and eliminates the minimum debt service coverage requirement.
The loan facility with Compeer is secured by substantially all business assets and also subjects the Company to various financial and non-financial covenants.
Term Revolving Loan

The Term Revolving Loan was for up to $20,000,000 and has a variable interest rate based on the Wall Street Journal's Prime Rate plus 10 basis points with a minimum interest rate of 2.10%. The applicable interest rate at October 31, 2022 was 5.60%. The Term Revolving Loan may be advanced, repaid and re-borrowed during the term. Monthly interest payments are due on the Term Revolving Loan. Payment of all amounts outstanding is due on November 1, 2027. The outstanding balance was $0 at October 31, 2022. The Company pays interest at a rate of 1.50% on amounts outstanding for letters of credit which also reduce the amount available under the Term Revolving Loan. The Company had no letters of credit outstanding at October 31, 2022. The Company is also required to pay unused commitment fees for the Term Revolving Loan.

Revolving Line of Credit Loan

The Revolving Line of Credit Loan is for an amount equal to the borrowing base, with a maximum limit of $10,000,000, with a variable interest rate based on the Wall Street Journal's Prime Rate plus 10 basis points with a minimum interest rate of 2.10%. The amount available to borrow per the borrowing base calculations at October 31, 2022 was approximately $0. The applicable interest rate at October 31, 2022 was 5.60%. The Revolving Line of Credit Loan may be advanced, repaid and re-borrowed during the term. Monthly interest payments are due on the Revolving Line of Credit Loan with payment of all amounts outstanding due on November 1, 2023. The outstanding balance on this note was $0 at October 31, 2022. The Company is also required to pay unused commitment fees for the Revolving Line of Credit Loan.

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

The Company is also subject to various financial and non-financial covenants that limit distributions and debt and require minimum debt service coverage and working capital requirements. The Company is limited to annual capital expenditures of $5,000,000 without prior approval, incurring additional debt over certain amounts without prior approval, and making additional investments as described in the Second Amended and Restated Credit Agreement without prior approval. The minimum working capital is $9,000,000, which is calculated as current assets plus the amount available for drawing under our Term Revolving Loan, and undrawn amounts on outstanding letters of credit less current liabilities, and is measured quarterly. The Company is allowed to make distributions to members as frequently as monthly in an amount equal to 75% of net income

HIGHWATER ETHANOL, LLC
Notes to Financial Statements
October 31, 2022 and 2021

if working capital is greater than or equal to $9,000,000, or or an unlimited amount of net income if working capital is greater than or equal to $12,000,000. The requirement to maintain a minimum debt service coverage ratio has been eliminated.

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

The Company determines if an arrangement is a lease or contains a lease at inception. The Company’s operating and finance leases have remaining lease terms of approximately 2 years and 7 years, respectively. These leases include options to extend the lease. When it is reasonably certain the Company will exercise those options, the Company will update the remaining terms of the leases. The Company does not have lease arrangements with residual value guarantees, sale leaseback terms or material restrictive covenants.

The following tables summarizes the remaining maturities of the Company's operating and financing lease liabilities as of October 31, 2022:

For the Period Ending October 31,	Operating Leases	Finance Leases
2023	$168,480	$178,800
2024	112,320	178,800
2025	—	178,800
2026	—	178,800
2027	—	178,800
Thereafter		357,600
Totals	280,800	1,251,600
Amount representing interest	(13,069)	(214,720)
Lease liability	$267,731	$1,036,880

Lease Cost	October 31, 2022

Operating lease cost	$168,480
Short term lease cost	68,942
Finance lease cost
Amortization of leased assets	137,292
Interest on lease liabilities	60,579

Net lease cost	$435,293

HIGHWATER ETHANOL, LLC
Notes to Financial Statements
October 31, 2022 and 2021

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

Unit Repurchases

During the first quarter of our fiscal year ended October 31, 2022, the Company repurchased 12 of its membership units at a price of $6,292 per unit for a total purchase price of $75,500. During the second quarter of our fiscal year ended October 31, 2022, the Company repurchased 4 of its membership units at a price of $6,750 per unit for a total purchase price of $27,000. During the third quarter of our fiscal year ended October 31, 2022, the Company repurchased 2 of its membership units at a price of $7,200 per unit for a total purchase price of $14,400.

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

10. COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS

Marketing Agreements

The Company has an ethanol marketing agreement with a marketer (RPMG) to purchase, market, and distribute the ethanol produced by the Company. The Company also entered into a member control agreement with the marketer whereby the Company made capital contributions and became a minority owner of the marketer. The member control agreement became effective on February 1, 2011 and provides the Company a membership interest with voting rights. The marketing agreement will terminate if the Company ceases to be a member. The Company will assume certain of the member’s rail car leases if the agreement is terminated. The Company can sell its ethanol either through an index arrangement or at an agreed upon fixed price. The marketing agreement is perpetual until terminated according to the agreement.  The Company may be obligated to continue to market its ethanol through the marketer for a period of time. The amended agreement requires minimum capital amounts invested as required under the agreement. Revenue recognized under this agreement for the years ended October 31, 2022, 2021 and 2020 was $173,065,875, $123,344,552, $69,682,187 respectively. Accounts receivable under the agreement as of October 31, 2022 and 2021 were $1,524,912 and $6,353,103 respectively.

The Company has a distillers grains marketing agreement with a marketer to market all the dried distillers grains produced at the plant. Under the agreement the marketer charges a maximum of $2.00 per ton and a minimum of $1.50 per ton price using 2% of the FOB plant price actually received by them for all dried distillers grains removed. The agreement will remain in effect unless otherwise terminated by either party with 120 days notice. Under the agreement, the marketer is responsible for all transportation arrangements for the distribution of the dried distillers grains. The Company markets and sells its modified distillers grains. Revenue recognized under this agreement for the years ended October 31, 2022, 2021 and 2020 was $24,715,843 and $21,108,135, $14,123,366 respectively. Accounts receivable under the agreement as of October 31, 2022 and 2021 were $680,623 and $520,821 respectively.

The Company has a crude corn oil marketing agreement with a marketer (RPMG) to market all corn oil to be produced at the plant for an initial term. Under the agreement, the Company must provide estimates of production and inventory of corn oil. The marketer may execute sales contracts with buyers for future delivery of corn oil. The Company receives a percentage of the F.O.B. sale price less a marketing fee, actual freight and transportation costs and certain taxes and other charges related to the purchase, delivery or sale. The Company is required to provide corn oil meeting certain specifications as provided in the agreement and the agreement provides for a process for rejection of nonconforming corn oil. The agreement automatically renews for successive terms unless terminated in accordance with the agreement. Revenue recognized under this agreement for the years ended October 31, 2022, 2021 and 2020 was $14,980,721, $9,867,789 and $3,836,751 respectively. Accounts receivable under the agreement as of October 31, 2022 and 2021 were $479,918 and $317,966 respectively.

Regulatory Agencies

The Company is subject to oversight from regulatory agencies regarding environmental concerns which arise in the ordinary course of its business.

Forward Contracts

In the ordinary course of business, we enter into forward contracts for our commodity purchases and sales. Forward contracts are as follows at October 31, 2022:

	Quantity	Average Price	Delivery Date

Purchase of corn (in bushels):
Basis Contracts	3,502,151		by 12/31/25
Priced Contracts	1,917,788	$6.55	by 12/31/23
Total	5,419,939

Purchase of natural gas (in dekatherms):
Priced contracts	3,396,300	$3.29	by 10/31/24
Total	3,396,300

Purchase of denaturant (in gallons):
Priced contracts	296,000	$1.92	by 12/31/22
Total	296,000

Sales of dry distillers grains (in tons):
Priced contracts	10,200	$231.61	by 3/31/23
Total	10,200

Sales of modified distillers grains (in tons)
Priced contracts	4,600	$123.00	by 4/30/23
Total	4,600

Sales of corn oil (in pounds)
Priced contracts	2,952,000	$0.77	by 12/31/22
Total	2,952,000

11. QUARTERLY FINANCIAL DATA (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year Ended October 31, 2022
Revenues	$58,643,436	$45,433,629	$64,060,657	$53,235,531
Gross Profit	17,161,096	5,690,539	7,353,786	2,722,852
Operating Profit	16,039,396	4,682,488	6,484,750	1,733,268
Net Income	16,101,488	4,687,081	10,602,705	1,934,131
Basic and diluted earnings per unit	3,374.87	983.44	2,225.59	405.99

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year Ended October 31, 2021
Revenues	$28,435,747	$34,864,344	$46,988,806	$48,428,639
Gross Profit	288,818	4,515,280	6,923,891	3,817,128
Operating profit (Loss)	(537,092)	3,718,220	6,097,163	3,032,302
Net income	163,638	4,344,633	6,074,771	3,157,886
Basic and diluted earnings (loss) per unit	34.14	907.21	1,269.28	660.37

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year Ended October 31, 2020
Revenues	$27,184,024	$20,257,229	$24,238,999	$25,575,894
Gross Profit (Loss)	(1,475,324)	(2,817,586)	1,275,198	460,001
Operating Profit (Loss)	(2,495,845)	(3,883,393)	497,484	(228,285)
Net Income (Loss)	(2,616,683)	(3,951,590)	366,274	(164,167)
Basic and diluted earnings (loss) per unit	(544.35)	(822.22)	76.29	(34.22)

The above quarterly financial data is unaudited, but in the opinion of management, all adjustments necessary for a fair presentation of the selected data for these periods presented have been included.

12. SUBSEQUENT EVENTS.

On December 21, 2022, the board of governors declared a cash distribution of $3,200 per membership unit to unit holders of record at the close of business on December 21, 2022, for a total distribution of $15,240,000. The distribution was paid on December 22, 2022.

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

Our management, including our Chief Executive Officer (the principal executive officer), Brian Kletscher, along with our Chief Financial Officer (the principal financial officer), Lucas Schneider, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of October 31, 2022.  Based on this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management's Annual Report on Internal Control Over Financial Reporting

    Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 (“COSO”). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of October 31, 2022.

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
Changes in Internal Control over Financial Reporting

    There were no changes in our internal control over financial reporting during the fourth quarter of our 2022 fiscal year, which were identified in connection with management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

    The information required by this Item is incorporated by reference from the definitive proxy statement for our 2023 annual meeting of members to be filed with the Securities Exchange Commission within 120 days after the end of our 2022 fiscal year. This proxy statement is referred to in this report as the 2023 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

    The information required by this Item is incorporated by reference from the 2023 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED MEMBER MATTERS

    The information required by this Item is incorporated by reference from the 2023 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

    The information required by this Item is incorporated by reference from the 2023 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

    The information required by this Item, including aggregate fees billed to us by the Company's principal accountant, RSM US LLP (PCAOB ID: 49), is incorporated by reference from the 2023 Proxy Statement.

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

(3)Exhibits

Exhibit No.	Exhibit	Filed Herewith	Incorporated by Reference
3.1	Articles of Organization of the registrant.		Exhibit 3.1 to the registrant's registration statement on Form SB-2 (Commission File 333-137482).
3.2	Second Amended and Restated Member Control Agreement of the registrant.		Exhibit 3.2 to the registrant's registration Form 10-Q filed with the Commission on March 22, 2011.
3.3	Third Amended and Restated Operating Agreement		Exhibit 3.1 to the registrant's Form 10-Q filed with the Commission on June 7, 2018
4.1	Form of Membership Unit Certificate.		Exhibit 4.2 to the registrant's registration statement on Form SB-2 (Commission File 333-137482).
4.2	Description of Membership Units contained within Registrant's Registration Statement on Form SB-2 (Commission File 333-137482) filed on March 26, 2007		Registrant's registration statement on Form SB-2/A (Commission File 333-137482) filed on March 26, 2007
10.1	Energy Management Agreement dated June 8, 2006 between Highwater Ethanol, LLC and U.S. Energy Services, Inc.		Exhibit 10.9 to the registrant's registration statement on Form SB-2 (Commission File 33-137482).
10.2	Redwood Electric Service Agreement dated June 28, 2007.		Exhibit 99.1 to the registrant's Form 8-K filed with the Commission on July 3, 2007.
10.3	Distillers Grains Marketing Agreement with CHS, Inc. dated October 11, 2007.		Exhibit 10.4 to the registrant's Form 10-KSB filed with the Commission on January 29, 2008.
10.4	Centerpoint Natural Gas Agreement dated June 26, 2008.		Exhibit 10.26 to the registrant's Form 10-QSB filed with the Commission on September 15, 2008.
10.5	Trinity Industries Leasing Company Railroad Car Lease Agreement dated July 1, 2009.		Exhibit 10.2 to the registrant's Form 10-Q filed with the Commission on June 15, 2009.
10.6	Amended and Restated Ethanol Marketing Agreement between RPMG, Inc. and Highwater Ethanol, LLC dated August 27, 2012. +		Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on September 14, 2012.
10.7	Employment Agreement between Highwater Ethanol, LLC and Brian Kletscher dated February 26, 2014.		Exhibit 99.1 to the registrant's Form 8-K filed with the Commission on February 28, 2014

10.8	Employment Agreement between Highwater Ethanol, LLC and Lucas Schneider dated February 26, 2014.	Exhibit 99.2 to the registrant's Form 8-K filed with the Commission on February 28, 2014
10.9	Amendment No. 1 to Distiller's Grain Marketing Agreement between Highwater Ethanol, LLC and CHS, Inc. dated February 13, 2014.	Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on March 5, 2014
10.10	Irrevocable Standby Letter of Credit No. 101 between Highwater Ethanol, LLC and AgStar Financial Services, PCA dated February 27, 2014.	Exhibit 10.14 to the registrant's Form 10-Q filed with the Commission on March 5, 2014
10.11	Easement for Construction and Process Demonstration Agreement between Butamax Advanced Biofuels LLC and Highwater Ethanol, LLC dated September 26, 2013.+	Exhibit 10.79 to the registrant's Form 10-K/A filed with the Commission on May 22, 2014
10.12	Equipment Lease Agreement between Butamax Advanced Biofuels LLC and Highwater Ethanol, LLC dated September 26, 2013.+	Exhibit 10.80 to the registrant's Form 10-K/A filed with the Commission on May 22, 2014
10.13	Technology Demonstration Risk Reduction Agreement between Butamax Advanced Biofuels LLC and Highwater Ethanol, LLC dated September 26, 2013.+	Exhibit 10.81 to the registrant's Form 10-K/A filed with the Commission on May 22, 2014
10.14	Security Agreement between Butamax Advanced Biofuels LLC and Highwater Ethanol, LLC dated September 26, 2013.+	Exhibit 10.82 to the registrant's Form 10-K/A filed with the Commission on May 22, 2014
10.15	Technology License Agreement between Butamax Advanced Biofuels LLC and Highwater Ethanol, LLC dated September 26, 2013.+	Exhibit 10.83 to the registrant's Form 10-K/A filed with the Commission on May 22, 2014
10.16	Distillers Crude Corn Oil Marketing Agreement between CHS Inc. and Highwater Ethanol, LLC dated November 4, 2013.+	Exhibit 10.84 to the registrant's Form 10-K/A filed with the Commission on May 22, 2014
10.17	Grain Origination Agreement with CHS, Inc. dated October 15, 2015. +	Exhibit 10.45 to the registrant's Form 10-K filed with the Commission on January 28, 2016
10.18	Amended and Restated Security Agreement with AgStar dated January 22, 2016	Exhibit 10.49 to the registrant's Form 10-K filed with the Commission on January 28, 2016
10.19	Second Amended and Restated Term Revolving Note with Agstar dated January 22, 2016	Exhibit 10.50 to the registrant's Form 10-K filed with the Commission on January 28, 2016
10.20	Second Amended and Restated Term Revolving Note with United FCS dated January 22, 2016	Exhibit 10.51 to the registrant's Form 10-K filed with the Commission on January 28, 2016
10.21	Agreement for Electric Service with Redwood Electric Cooperative, Inc.	Exhibit 99.1 to the registrant's Form 8-K filed with the Commission on October 2, 2017
10.22	Third Amended and Restated Term Revolving Note	Exhibit 99.2 to the registrant's Form 8-K filed with the Commission on April 27, 2018
10.23	Third Amended and Restated Operating Agreement	Exhibit 3.1 to the registrant's Form 10-Q filed with the Commission on June 7, 2018
10.24	Northern Natural Gas Company Amendment to TFX Throughput Service Agreement	Exhibit 99.1 to the registrant's Form 8-K filed with the Commission on August 1, 2018
10.25	Member Corn Oil Marketing Agreement with RPMG, Inc. dated July 17, 2018+	Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on September 11, 2018

10.26	Natural Gas Service Agreement with CenterPoint Energy Resources Corp., d.b.a. CenterPoint Energy Minnesota Gas dated August 10, 2018+		Exhibit 10.2 to the registrant's Form 10-Q filed with the Commission on September 11, 2018
10.27	2019 Executive Bonus Plan		Exhibit 10.65 to the registrant's Form 10-K filed with the Commission on January 23, 2019
10.28	2020 Executive Bonus Plan		Exhibit 10.66 to the registrant's Form 10-K filed with the Commission on January 23, 2020
10.29	Construction Agreement with Nelson Baker Biotech dated August 13, 2020+		Exhibit 99.1 to the registrant's Form 8-K filed with the Commission on September 1, 2020
10.30	Fourth Amended and Restated Mortgage, Security Agreement, Assignment of Leases and Rents, and Fixture Financing Statement dated September 14, 2020		Exhibit 99.2 to the registrant's Form 8-K filed with the Commission on September 24, 2020
10.31	Term Note with Compeer Financial, PCA dated September 14, 2020		Exhibit 99.3 to the registrant's Form 8-K filed with the Commission on September 24, 2020
10.32	Term Note with AgCountry Farm Credit Services, PCA dated September 14, 2020		Exhibit 99.4 to the registrant's Form 8-K filed with the Commission on September 24, 2020
10.33	High Purity Alcohol Member Marketing Agreement with RPMG, Inc. effective January 1, 2021 +		Exhibit 99.1 to the registrant's Form 8-K filed with the Commission on December 29, 2020
10.34	Termination and Asset Purchase Agreement with Butamax dated December 3, 2020 +		Exhibit 10.74 to the registrant's Form 10-K filed with the Commission on January 21, 2021
10.35	2021 Executive Bonus Plan		Exhibit 10.75 to the registrant's Form 10-K filed with the Commission on January 21, 2021
10.36	Third Amended and Restated Credit Agreement dated March 15, 2021		Exhibit 99.1 to the registrant's Form 8-K filed with the Commission on March 22, 2021
10.37	Revolving Line of Credit Note with Compeer Financial, PCA dated March 15, 2021		Exhibit 99.2 to the registrant's Form 8-K filed with the Commission on March 22, 2021
10.38	Revolving Line of Credit Note with AgCountry Farm Credit Services, PCA dated March 15, 2021		Exhibit 99.3 to the registrant's Form 8-K filed with the Commission on March 22, 2021
10.39	2022 Executive Bonus Plan		Exhibit 10.39 to the registrant's Form 10-K filed with the Commission on January 19, 2022
10.40	First Amendment to the Third Amended and Restated Credit Agreement with Compeer Financial PCA, dated February 8, 2022		Exhibit 99.1 to the registrant's Form 8-K filed with the Commission on February 10, 2022
10.41	Second Amendment to the Third Amended and Restated Credit Agreement with Compeer Financial PCA, dated August 8, 2022		Exhibit 99.1 to the registrant's Form 8-K filed with the Commission on August 11, 2022
10.42	Distillers Grains Marketing Agreement with RPMG, dated August 26, 2022+		Exhibit 99.1 to the registrant's Form 8-K filed with the Commission on August 30, 2022
10.43	2023 Executive Bonus Plan	X
14.1	Code of Ethics of Highwater Ethanol, LLC adopted on June 26, 2008.		Exhibit 14.1 to the registrant's Form 10-K filed with the Commission on January 29, 2013.
31.1	Certificate Pursuant to 17 CFR 240.13a-14(a)	X

31.2	Certificate Pursuant to 17 CFR 240.13a-14(a)	X
32.1	Certificate Pursuant to 18 U.S.C. Section 1350	X
32.2	Certificate Pursuant to 18 U.S.C. Section 1350	X
101.INS	Inline XBRL Instance Document – the instance document does not appear on the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document	X
101.PRE	Inline XBRL Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in the Interactive Data Files submitted as Exhibit 101).	X
(+)     Confidential information redacted
(X)    Filed herewith
*     Furnished herewith

ITEM 16. FORM 10-K SUMMARY

    None.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HIGHWATER ETHANOL, LLC

Date:	January 19, 2023	/s/ Brian Kletscher
Brian Kletscher
Chief Executive Officer
(Principal Executive Officer)

Date:	January 19, 2023	/s/ Lucas Schneider
Lucas Schneider
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

.

Date:	January 19, 2023	/s/ David Moldan
David Moldan, Chairman and Governor

Date:	January 19, 2023	/s/ Ronald Jorgenson
Ronald Jorgenson, Vice Chairman and Governor

Date:	January 19, 2023	/s/ David Eis
David Eis, Secretary and Governor

Date:	January 19, 2023	/s/ Mark Pankonin
Mark Pankonin, Treasurer and Governor

Date:	January 19, 2023	/s/ Russell Derickson
Russell Derickson, Governor

Date:	January 19, 2023	/s/ George Goblish
George Goblish, Governor

Date:	January 19, 2023	/s/ Luke Spalj
Luke Spalj, Governor

Date:	January 19, 2023	/s/ Gerald Forsythe
Gerald Forsythe, Governor

Date:	January 19, 2023	/s/ Michael Landuyt
Michael Landuyt, Governor