Form 10-Q
period 2023-01-31
HIGHWATER ETHANOL LLC
filed 2023-03-08
CIK 1371451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

	For the quarterly period ended	January 31, 2023

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

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
☐ Yes     ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  As of March 8, 2023 there were 4,755 membership units outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HIGHWATER ETHANOL, LLC
Condensed Balance Sheets

ASSETS	January 31, 2023	October 31, 2022
	(Unaudited)
Current Assets
Cash and cash equivalents	$13,511,515	$29,790,258
Derivative instruments	344,570	743,514
Accounts receivable	2,932,943	3,970,064
Inventories	13,983,340	19,197,522
Prepaids and other	890,519	989,188
Total current assets	31,662,887	54,690,546

Property and Equipment
Land and land improvements	13,152,403	13,152,403
Buildings	38,848,218	38,848,218
Office equipment	1,231,526	1,223,869
Plant and process equipment	87,235,438	87,235,438
Vehicles	123,779	123,779
Construction in progress	488,974	426,294
	141,080,338	141,010,001
Less accumulated depreciation	(102,999,383)	(100,585,625)
Net property and equipment	38,080,955	40,424,376

Other Assets
Investments	4,627,362	3,823,638
Right of use asset - operating leases	229,116	267,731
Right of use asset - finance leases	926,734	961,057
Other	583,232	708,232
Deposits	493,330	312,269
Total other assets	6,859,774	6,072,927

Total Assets	$76,603,616	$101,187,849

LIABILITIES AND MEMBERS' EQUITY	January 31, 2023	October 31, 2022
	(Unaudited)
Current Liabilities
Accounts payable	$8,891,938	$20,068,351
Accrued expenses	1,110,221	1,521,820
Current portion of operating lease liability	159,869	157,691
Current portion of finance lease liability	126,614	124,889
Total Current Liabilities	10,288,642	21,872,751

Long-Term Liabilities
Operating lease liability	69,247	110,040
Finance lease liability	879,682	911,990
Total Long-Term Liabilities	948,929	1,022,030

Commitments and Contingencies

Members' Equity
Members' equity, 4,762 and 4,764 units outstanding	65,366,045	78,293,068

Total Liabilities and Members’ Equity	$76,603,616	$101,187,849

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Condensed Unaudited Statements of Operations

	Three Months Ended
	January 31, 2023	January 31, 2022

Revenues	$48,861,565	$58,643,436

Cost of Goods Sold	45,512,464	41,482,340

Gross Profit	3,349,101	17,161,096

Operating Expenses	1,198,113	1,121,700

Operating Income	2,150,988	16,039,396

Other Income (Expense)
Interest income	59,669	8,567
Other income	111,720	62,312
Interest expense	(64,712)	(88,836)
Income from equity method investments	74,312	80,049
Total other income (expense), net	180,989	62,092

Net Income	$2,331,977	$16,101,488

Weighted Average Units Outstanding	4,763	4,771
Net Income Per Unit, Basic and Diluted	$489.60	$3,374.87
Distributions Declared Per Unit	$3,200	$9,800

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Statements of Changes in Members' Equity (Unaudited)

Members' Equity

Balance - October 31, 2021	$63,215,463

Net income for the three-month period ended January 31, 2022	16,101,488

Member distribution	(18,130,900)

Member unit repurchase, 12 units	(75,500)

Balance - January 31, 2022	$61,110,551

Members' Equity

Balance - October 31, 2022	$78,293,068

Net income for the three-month period ended January 31, 2023	2,331,977

Member distribution	(15,240,000)

Member unit repurchase, 2 units	(19,000)

Balance - January 31, 2023	$65,366,045

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Condensed Unaudited Statements of Cash Flows

	Three Months Ended
	January 31, 2023	January 31, 2022
Cash Flows from Operating Activities
Net income	$2,331,977	$16,101,488
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	2,573,081	2,594,690
Earnings in excess of distributions from equity method investments	(585,020)	(100,548)
Non-cash patronage income	(218,704)	(157,260)
Changes in assets and liabilities
Accounts receivable	1,037,121	2,252,101
Inventories	5,214,182	(2,573,729)
Derivative instruments	398,944	45,933
Prepaids and other	(82,392)	80,480
Accounts payable	(11,125,173)	(6,569,745)
Accrued expenses	(411,600)	(202,241)
Net cash provided by (used in) operating activities	(867,584)	11,471,169

Cash Flows from Investing Activities
Capital expenditures	(121,576)	(139,011)
Net cash used in investing activities	(121,576)	(139,011)

Cash Flows from Financing Activities
Payments on long-term debt	—	(3,000,000)
Member unit repurchases	(19,000)	(75,500)
Payment on finance lease liability	(30,583)	(28,950)
Member distributions paid	(15,240,000)	(7,158,750)
Net cash used in financing activities	(15,289,583)	(10,263,200)

Net Increase (Decrease) in Cash and Cash Equivalents	(16,278,743)	1,068,958

Cash and Cash equivalents – Beginning of Period	29,790,258	7,549,008

Cash and Cash equivalents – End of Period	$13,511,515	$8,617,966

Supplemental Cash Flow Information
Cash paid for interest	$14,117	$29,708

Supplemental Disclosure of Noncash Financing and Investing Activities
Capital expenditures included in accounts payable	$—	$—
Distribution payable	$—	$10,972,150

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
January 31, 2023

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations.  The accompanying balance sheet and related notes as of October 31, 2022 are derived from the audited financial statements as of that date. These condensed financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company’s audited financial statements for the year ended October 31, 2022, contained in the Company’s Form 10-K.

In the opinion of management, the interim condensed financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for fair presentation of the Company's financial position as of January 31, 2023 and the results of operations and cash flows for all periods presented.

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
January 31, 2023

consideration that we expect to receive in exchange for those goods or services.

•ethanol sales
•modified distillers grains sales
•dried distillers grains sales
•corn oil sales

Disaggregation of revenue:

All revenue recognized in the statement of operations is considered to be revenue from contracts with customers. The following table depicts the disaggregation of revenue according to product line for the three months ended January 31, 2023 and 2022:

	Three Months Ended January 31, 2023	Three Months Ended January 31, 2022
Revenue Sources	Amount	Amount

Ethanol Sales	$35,041,206	$48,357,467
Modified Distillers Grains Sales	3,360,928	1,741,199
Dried Distillers Grains Sales	6,140,728	5,386,603
Corn Oil Sales	4,318,703	3,158,167
Total Revenues	$48,861,565	$58,643,436

Contract assets and contract liabilities:

The Company receives payments from customers based upon contractual billing schedules; accounts receivable are recorded when the right to consideration becomes unconditional. Contract liabilities include payments received in advance of performance under the contract, and are realized with the associated revenue recognized under the contract.

The Company had short term contract liabilities from contracts with customers of $293,772 at January 31, 2023 and $0 at October 31, 2022.

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
January 31, 2023

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

In accordance with the Company’s policy for evaluating impairment of long-lived assets described above, when a triggering event occurs management evaluates the recoverability of the facilities based on projected future cash flows from operations over the facilities’ estimated useful lives. In determining the projected future undiscounted cash flows, the Company makes significant assumptions concerning the future viability of the ethanol industry, the future price of corn in relation to the future price of ethanol and the overall demand in relation to production and supply capacity. The Company has not recorded any impairment for the three months ended January 31, 2023 and 2022.

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts receivable, and accounts payable, and other working capital items approximate fair value at January 31, 2023 due to the short maturity nature of these instruments (Level 2).

Derivative instruments are carried at fair value, based on dealer quotes and live trading levels (Note 5).

Investments

The Company has a 5.26% investment interest in an unlisted company, Renewable Products Marketing Group, LLC (RPMG), who markets the Company’s ethanol. The Company also has a 7% ownership interest in Lawrenceville Tank, LLC (LT), which owns and operates a trans load/tank facility near Atlanta, Georgia. These investments are flow-through entities and are being accounted for by the equity method of accounting under which the Company’s share of net income is recognized as income in the Company’s statements of operations and added to the investment account. Distributions or dividends received from the investment are treated as a reduction of the investment account. The Company consistently follows the practice of recognizing the net income (loss) from equity method investments based on the most recent reliable data. Therefore, the net income (loss) which is reported in the Company's statement of operations for the period ended January 31, 2023 is based on the investee’s results of operations for the period ended December 31, 2022.

The Company has cost method of investments in cooperatives. The corresponding patronage income is recorded in costs of goods sold.

HIGHWATER ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
January 31, 2023

Grants

On February 17, 2023, the Company received an award from the Minnesota Bioincentive Program of approximately $100,000. The Minnesota State Legislature established the Bioincentive Program in 2015 to encourage commercial-scale production of advanced biofuels, renewable chemicals, and biomass thermal energy thorough production incentive payments. Eligible producers of cellulosic ethanol may receive $0.16 per gallon of cellulosic ethanol produced subject to program funding limitations. The award was recorded in the first quarter of fiscal 2023 in other income.

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

3. INVENTORIES

Inventories consisted of the following at:

	January 31, 2023	October 31, 2022

Raw materials	$4,200,949	$11,103,311
Spare parts and supplies	5,089,753	4,800,511
Work in process	1,328,216	1,342,412
Finished goods	3,364,422	1,951,288
Total	$13,983,340	$19,197,522

The Company recorded a lower of cost or net realizable value write-down on finished goods inventory of approximately $66,000 and $0 at January 31, 2023 and October 31, 2022, respectively.

4. DERIVATIVE INSTRUMENTS

As of January 31, 2023, the Company had entered into corn, natural gas and ethanol derivative instruments, which are required to be recorded as either assets or liabilities at fair value in the balance sheet. The Company uses these instruments to manage risks from changes in market rates and prices. Derivatives qualify for treatment as hedges when there is a high correlation between the change in fair value of the derivative instrument and the related change in value of the underlying hedged item. The Company may designate the hedging instruments based upon the exposure being hedged as a fair value hedge or a cash flow hedge. The derivative instruments outstanding at January 31, 2023 are not designated as hedges for accounting purposes.

HIGHWATER ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
January 31, 2023

Commodity Contracts

The following tables provide details regarding the Company's derivative instruments at January 31, 2023 and October 31, 2022:

Instrument	Balance Sheet location	January 31, 2023	October 31, 2022

Corn, natural gas and ethanol contracts
In gain position		$—	$—
In loss position		(596,874)	(1,101,594)
Deposits with broker		941,444	1,845,108
	Current assets	$344,570	$743,514

The Company has 468,000 bushels of corn inventory delivered under delayed-pricing contracts. The contracts have various pricing deadlines through August 31, 2023. The Company is subject to risk of changes in the corn market until they are priced.

The following tables provide details regarding the gains (losses) from the Company's derivative instruments in the statements of operations, none of which are designated as hedging instruments:

	Statement of	Three Months Ended January 31,
	Operations location	2023	2022
Ethanol contracts	Revenues	$60,465	$4,388
Corn contracts	Cost of goods sold	313,674	569,872
Natural gas contracts	Cost of goods sold	83,875	(125,867)

5. FAIR VALUE MEASUREMENTS

The following table provides information on those assets (liabilities) measured at fair value on a recurring basis.

	Fair Value as of	Fair Value Measurement Using
	January 31, 2023	Level 1	Level 2	Level 3
Derivative instruments - commodities
In loss position	(596,874)	(19,680)	(577,194)

	Fair Value as of	Fair Value Measurement Using
	October 31, 2022	Level 1	Level 2	Level 3
Derivative instruments - commodities
In loss position	$(1,101,594)	$(45,075)	$(1,056,519)	$—

The Company determines the fair values of commodities by obtaining the fair value measurements from an independent pricing service based on dealer quotes and live trading levels from the Chicago Board of Trade.

HIGHWATER ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
January 31, 2023

6. DEBT FINANCING

The Company had no long-term debt at January 31, 2023 or October 31, 2022, respectively.

Bank Financing

The Company has a loan facility with Compeer Financial f/k/a AgStar Financial Services, PCA ("Compeer") that includes a $20,000,000 Term Revolving Loan and a Revolving Line of Credit Loan. The loan facility with Compeer is secured by substantially all business assets and also subjects the Company to various financial and non-financial covenants.
Term Revolving Loan
The Term Revolving Loan is for $20,000,000, and has a variable interest rate based on the Wall Street Journal's Prime Rate plus 10 basis points with a minimum interest rate of 2.10%. The applicable interest rate at January 31, 2023 was 7.10%. The Term Revolving Loan may be advanced, repaid and re-borrowed during the term. Monthly interest payments are due on the Term Revolving Loan. Payment of all amounts outstanding are due on November 1, 2027. The outstanding balance on this note was $0 at January 31, 2023. The Company pays interest at a rate of 1.50% on amounts outstanding for letters of credit which also reduce the amount available under the Term Revolving Loan. The Company has no letters of credit outstanding at January 31, 2023. The Company is also required to pay unused commitment fees for the Term Revolving Loan.

Revolving Line of Credit Loan

The Revolving Line of Credit Loan is for an amount equal to the borrowing base, with a maximum limit of $10,000,000, and has a variable interest rate based on the Wall Street Journal's Prime Rate plus 10 basis points with a minimum interest rate of 2.10%. The amount available to borrow per the borrowing base calculations at January 31, 2023 was approximately $531,000. The applicable interest rate at January 31, 2023 was 7.10%. The Revolving Line of Credit Loan may be advanced, repaid and re-borrowed during the term. Monthly interest payments are due on the Revolving Line of Credit Loan with payment of all amounts outstanding due on November 1, 2023. The maturity date may be extended for up to four additional one year terms upon written request of the Company which will be deemed automatically granted by Compeer upon written certification that there is no event of default. The outstanding balance on this note was $0 at January 31, 2023. The Company is also required to pay unused commitment fees for the Revolving Line of Credit Loan.

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

The Company is also subject to various financial and non-financial covenants that limit distributions and debt and require minimum debt service coverage and working capital requirements. The Company is limited to annual capital expenditures of $5,000,000 without prior approval, incurring additional debt over certain amounts without prior approval, and making additional investments as described in the Second Amended and Restated Credit Agreement without prior approval. The minimum working capital is $9,000,000, which is calculated as current assets plus the amount available for drawing under our Term Revolving Loan, and undrawn amounts on outstanding letters of credit less current liabilities, and is measured quarterly. The Company is allowed to make distributions to members as frequently as monthly in an amount equal to 75% of net income if working capital is greater than or equal to $9,000,000, or or an unlimited amount of net income if working capital is greater than or equal to $12,000,000. The requirement to maintain a minimum debt service coverage ratio has been eliminated.

HIGHWATER ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
January 31, 2023

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
The discount rate used in determining the lease liability for each individual lease is the Company's estimated incremental borrowing rate at the time the lease is entered into. An incremental borrowing rate of 5.5% was utilized for each of the Company's leases.

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

The following table summarizes the remaining maturities of the Company’s operating and finance lease liabilities as of January 31, 2023:

For the Period Ending January 31,	Operating Leases	Finance Leases
2024	$168,480	$178,800
2025	70,200	178,800
2026	—	178,800
2027	—	178,800
2028	—	178,800
Thereafter	—	312,900
Totals	238,680	1,206,900
Amount representing interest	(9,566)	(200,603)
Lease liability	$229,114	$1,006,297

Lease Cost	Three Months ended January 31, 2023

Operating lease cost	$42,120
Short term lease cost	10,194
Finance lease cost
Amortization of leased assets	34,323
Interest on lease liabilities	14,117

Net lease cost	$100,754

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

The Company has a distillers grains marketing agreement with a marketer to market all the dried distillers grains produced at the plant. Under the agreement the marketer charges a maximum of $2.00 per ton and a minimum of $1.50 per ton using 2% of the FOB plant price actually received by them for all dried distillers grains removed. The agreement will remain in effect unless otherwise terminated by either party with 120 days notice. Under the agreement, the marketer is responsible for all transportation arrangements for the distribution of the dried distillers grains. The Company markets and sells its modified and wet distillers grains. On August 26, 2022, the Company gave written notice of its election to terminate its distillers grain marketing agreement with its current marketer. The termination became effective on January 1, 2023.

On August 26, 2022, the Company entered into a distillers grains marketing agreement with a marketer (RPMG) pursuant to which RPMG began purchasing and marketing all of the distillers grains produced at the plant beginning January 1, 2023. The Company pays RPMG a fee to market distillers grains to third party end purchasers and reimburse RPMG for certain charges paid to third parties. RPMG agrees to market the distillers grains using commercially reasonable efforts and endeavor to maximize price and minimize freight and other costs but does not guarantee the price that will be obtained from the sale. Following an initial term, the agreement will be automatically extended for additional terms unless either party gives proper notice of non-extension. The Company may immediately terminate the agreement upon written notice if RPMG fails on 3 separate occasions within any 12-month period to purchase or market distillers grains under circumstances where such breach or failure is not excused or upon RPMG's insolvency. RPMG may immediately terminate the agreement upon written notice if the variance of the Company's actual distillers grains inventory when compared to monthly production and inventory estimates exceeds certain threshold amounts.

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

Forward Contracts

In the ordinary course of business, we enter into forward contracts for our commodity purchases and sales. Forward contracts outstanding are as follows at January 31, 2023:

	Quantity	Average Price	Date Delivery Through

Purchase of corn (in bushels):
Basis Contracts	3,766,250		12/31/25
Priced Contracts	2,115,715	$6.79	12/31/23
Total	5,881,965

Purchase of natural gas (in dekatherms):
Priced contracts	3,639,050	$3.42	10/31/26
Total	3,639,050

Purchase of denaturant (in gallons):
Priced contracts	573,500	$1.74	5/31/23
Total	573,500

Sales of dry distillers grains (in tons):
Priced contracts	21,325	$260.26	9/30/23
Total	21,325

Sales of modified distillers grains (in tons)
Priced contracts	14,200	$124.11	8/31/23
Total	14,200

Sales of corn oil (in pounds)
Priced contracts	905,000	$0.70	3/31/23
Total	905,000

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three month period ended January 31, 2023, compared to the same periods of the prior fiscal year. This discussion should be read in conjunction with the condensed financial statements and notes and the information contained in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2022.

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
Competition from clean power systems using fuel cells and plug-in hybrids;
International trade disputes and the imposition of tariffs by foreign governments on our products;
Use by the EPA of small refinery exemptions;
A slowdown in global and regional economic activity, reduced demand for our products and the potential for labor shortages and shipping disruptions resulting from the COVID-19 pandemic;
Global economic uncertainty, rising inflation, market disruptions and increased volatility in commodity prices caused in part by the Russian invasion of Ukraine and resulting sanctions by the United States and other countries; and
Competition from the increased use of electric vehicles.

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

    On December 21, 2022, our board of governors declared a cash distribution of $3,200 per membership unit to unit holders of record at the close of business on December 21, 2022, for a total distribution of $15,240,000. The distribution was paid on December 22, 2022.

We expect to fund our operations during the next 12 months using cash flow from our continuing operations and our current credit facilities. However, should we experience unfavorable operating conditions in the ethanol industry that prevent us from profitably operating the ethanol plant, we may need to seek additional funding.

Results of Operations for the Three Months Ended January 31, 2023 and 2022

    The following table shows the results of our operations and the approximate percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our unaudited statements of operations for the three months ended January 31, 2023 and 2022:

	2023		2022
Statements of Operations Data	Amount (unaudited)	%	Amount (unaudited)	%

Revenues	$48,861,565	100.00%	$58,643,436	100.00%
Cost of Goods Sold	45,512,464	93.15%	41,482,340	70.74%
Gross Profit	3,349,101	6.85%	17,161,096	29.26%
Operating Expenses	1,198,113	2.45%	1,121,700	1.91%
Operating Income	2,150,988	4.40%	16,039,396	27.35%
Other Income (Expense), net	180,989	0.37%	62,092	0.11%
Net Income	$2,331,977	4.77%	$16,101,488	27.46%

The following table shows the sources of our revenue for the three months ended January 31, 2023 and 2022:

	2023		2022
Revenue Sources	Amount (Unaudited)	%	Amount (Unaudited)	%

Ethanol Sales	$35,041,206	71.71%	$48,357,467	82.46%
Modified Distillers Grains Sales	3,360,928	6.88%	1,741,199	2.97%
Dried Distillers Grains Sales	6,140,728	12.57%	5,386,603	9.18%
Corn Oil Sales	4,318,703	8.84%	3,158,167	5.39%
Total Revenues	$48,861,565	100.00%	$58,643,436	100.00%

Revenue

    Ethanol
    Our ethanol revenues were lower for the three months ended January 31, 2023, as compared to the three months ended January 31, 2022. Revenue from ethanol sales decreased by approximately 27.5% during the three months ended January 31, 2023, as compared to the three months ended January 31, 2022, due primarily to a decrease in the average price per gallon and the number of gallons of ethanol produced and sold during the three months ended January 31, 2023.
The average price per gallon of ethanol sold for the three months ended January 31, 2023 was approximately 24.9% lower than the average price we received for the three months ended January 31, 2022. Ethanol prices for the three months ended January 31, 2022 were lower due to lower oil and gas prices.
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

    The number of gallons of ethanol sold during the three months ended January 31, 2023 decreased by approximately 3.5%, as compared to the three months ended January 31, 2022, due to timing of shipments. Our ethanol production levels for the three months ended January 31, 2023 were at an annual rate of approximately 70 million gallons. Management anticipates that the amount of ethanol sold could decrease in the future if operating conditions worsen and we reduce ethanol production levels. Ethanol production could also decrease if delayed rail car shipments affect our ability to get sufficient rail cars to transport our ethanol.

We had gains related to ethanol based derivative instruments of $60,465 and $4,388 for the three months ended January 31, 2023 and 2022, respectively. These gains increased our ethanol revenue during these periods.

Distillers Grains

    Revenue from distillers grains sales increased by approximately 33.3% during the three months ended January 31, 2023, as compared to the three months ended January 31, 2022. The tons of dried distillers grains sold during the three months ended January 31, 2023, decreased by approximately 14.4%, as compared to the three months ended January 31, 2022. However, the tons of modified distillers grains sold during the three months ended January 31, 2023, increased by approximately 46.3%, as compared to the three months ended January 31, 2022. Management anticipates that the amount of distillers grains produced may decrease in the future if operating conditions worsen and there is a reduction in ethanol production levels which would then have a corresponding effect on distillers grains. In addition, an increase in ethanol or corn oil yields could have a negative effect of distillers grains production levels.

    For the three months ended January 31, 2023, the average price per ton of dried distillers grains sold was approximately 33.2% higher than the average price we received during the three months ended January 31, 2022, due to increases in the domestic prices of corn and soybeans for the period. For the three months ended January 31, 2023, the average price per ton of modified distillers grains sold was approximately 31.9% higher than during the three months ended January 31, 2022, due to increased demand in our local area.

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

Corn Oil

Revenue from corn oil sales increased by approximately 36.7% during the three months ended January 31, 2023, as compared to the three months ended January 31, 2022. This is primarily the result of an increase in the price of corn oil sold during the three months ended January 31, 2023. The average price per pound of corn oil sold was approximately 28.1% higher during the three months ended January 31, 2023, as compared to the three months ended January 31, 2022 due to an increase in the domestic prices of corn and soybeans and increased biodiesel production for the period. Factors likely to affect corn oil prices include biodiesel demand, prices of corn and soybeans, the status of the biodiesel blenders' tax credit and new crop corn oil content.

The pounds of corn oil sold during the three months ended January 31, 2023, increased by approximately 8.2% compared to the three months ended January 31, 2022. Management anticipates that the amount of corn oil produced may decrease in the future if there is a reduction in ethanol production levels which would then have a corresponding effect on corn oil. However, an increase in corn oil yields due to improved efficiencies or a corn crop with higher oil content could contribute to higher corn oil production levels.

At January 31, 2023, we had 905,000 pounds of forward corn oil sales contracts valued at approximately $630,000 for various delivery periods through March 31, 2023.

Cost of Goods Sold

    Our two largest costs of production are corn (84.0% of cost of goods sold for the three months ended January 31, 2023) and natural gas (4.3% of cost of goods sold for the three months ended January 31, 2023). Our total cost of goods sold was approximately 9.7% more during the three months ended January 31, 2023, as compared to the three months ended January 31, 2022.

Corn

    Our average price per bushel of corn for the three months ended January 31, 2023 increased by approximately 16.8% per bushel, as compared to the three months ended January 31, 2022, primarily due to higher market value for corn as a result of increased demand which outpaced supply and volatility in commodity prices.
    Management expects there to be an adequate corn supply available in our area to operate the ethanol plant. However, corn prices are dependent on weather conditions, supply and demand, stocks and other factors which could contribute to price volatility and significantly impact our costs of production. In addition, corn prices could continue to be impacted in the future by the Russian invasion of Ukraine which has contributed to global economic uncertainty, rising inflation, market disruptions and increased volatility in commodity prices.

    We used approximately the same number of bushels of corn in the three months ended January 31, 2023, as compared to the three months ended January 31, 2022.

    At January 31, 2023, we had 3,766,250 bushels of forward fixed basis corn purchase contracts and 2,115,715 bushels of forward fixed price corn contracts valued at approximately $14,360,000. These purchase contracts are for various delivery periods through December 31, 2025.

We had gains related to corn derivative instruments of $313,674 and $569,872 for the three months ended January 31, 2023 and 2022, respectively. These gains reduced our cost of goods sold during these periods.

Natural Gas

    The average market price per MMBTU of natural gas was approximately 5.5% higher for the three months ended January 31, 2023, as compared to the three months ended January 31, 2022, due primarily to the Russian invasion of Ukraine. However, because we have sufficient forward natural gas purchase contracts in place for our current needs, we paid below market prices for our natural gas. Management anticipates that natural gas prices will continue at current levels as long as the Russian war in Ukraine continues. Other factors such as industry production problems or large increases in natural gas demand could have a negative effect on natural gas prices.

    For the three months ended January 31, 2023, we used approximately 2.4% less natural gas as compared to the three months ended January 31, 2022. This decrease in natural gas usage is primarily due to a decrease in tons of dried distillers grains sold for the period.

    At January 31, 2023, we had 3,639,050 MMBTUs of forward natural gas purchase contracts valued at approximately $12,463,000 for various delivery periods through October 31, 2026.

For the three months ended January 31, 2023 and 2022, we recorded gains (losses) due to the change in fair value of our outstanding natural gas derivative positions of approximately $83,875 and $(125,867), respectively which reduced (increased) our cost of goods sold during these periods.

Operating Expense

    We had operating expenses for the three months ended January 31, 2023 of $1,198,113, as compared to operating expenses of $1,121,700 for the three months ended January 31, 2022. Management attributes this increase in operating expenses primarily to an increase in professional and IT fees for the three months ended January 31, 2023, as compared to the three months ended January 31, 2022. Management continues to pursue strategies to optimize efficiencies and maximize production. These efforts may result in a decrease in our operating expenses on a per gallon basis. However, because these expenses do not vary with the level of production at the plant, we expect our operating expenses to remain relatively steady.

Other Income

    We had total other income for the three months ended January 31, 2023 of $180,989, as compared to total other income of $62,092 for the three months ended January 31, 2022. Our other income for the three months ended January 31, 2023, was higher due primarily to an increase in interest income.

Changes in Financial Condition for the Three Months Ended January 31, 2023

    The following table highlights the changes in our financial condition as of January 31, 2023 from our previous fiscal year ended October 31, 2022:

	January 31, 2023	October 31, 2022
Current Assets	$31,662,887	$54,690,546
Current Liabilities	10,288,642	21,872,751
Long-Term Liabilities	948,929	1,022,030
Current Assets

    The decrease in current assets is primarily the result of decreases in cash and cash equivalents, accounts receivable and inventories at January 31, 2023, as compared to October 31, 2022.

Current Liabilities

    The decrease in current liabilities is due primarily to decreases in accounts payable at January 31, 2023, as compared to October 31, 2022.

Long-Term Liabilities

    Long-term liabilities decreased at January 31, 2023, as compared to October 31, 2022, primarily due to the decrease in our lease liability.

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

The following table shows cash flows for the three months ended January 31, 2023 and 2022:

	2023	2022
	(unaudited)	(unaudited)
Net cash provided by (used in) operating activities	$(867,584)	$11,471,169
Net cash used in investing activities	(121,576)	(139,011)
Net cash used in financing activities	(15,289,583)	(10,263,200)

Cash Flow From Operations

We had cash used in operating activities for the three months ended January 31, 2023, as compared to cash provided by operating activities the same period in 2022. This decrease in cash from operations was primarily due to a decrease in net income and accounts payable partially offset by changes in inventories for the three months ended January 31, 2023, as compared to the same period in 2022.

Cash Flow From Investing Activities

We used less cash in investing activities for the three months period ended January 31, 2023, as compared to the same period in 2022. This change was primarily due to a decrease in capital expenditures during the three months ended January 31, 2023.

Cash Flow From Financing Activities

We used more cash in financing activities during the three month ended January 31, 2023, as compared to the same period in 2022. Our cash used in financing activities increased primarily due to increased distributions to our members partially offset by decreased payments on long-term debt during the three months ended January 31, 2023.

Short-Term and Long-Term Debt Sources

    Our loan facility with Compeer Financial f/k/a AgStar Financial Services, PCA ("Compeer") includes a $20,000,000 Term Revolving Loan and a Revolving Line of Credit Loan. Our loan facility with Compeer is secured by substantially all business assets and also subjects the Company to various financial and non-financial covenants.

Term Revolving Loan

The Term Revolving Loan is for up to $20,000,000 with a variable interest rate based on the Wall Street Journal's Prime Rate plus 10 basis points with a minimum interest rate of 2.10%. The applicable interest rate at January 31, 2023 was 7.10%. The Term Revolving Loan may be advanced, repaid and re-borrowed during the term. Monthly interest payments are due on the Term Revolving Loan with payment of all amounts outstanding due on November 1, 2027. The outstanding balance on this note was $0 at January 31, 2023. We pay interest at a rate of 1.50% on amounts outstanding for letters of credit which also reduce the amount available under the Term Revolving Loan. We had no letters of credit outstanding at January 31, 2023. We are also required to pay unused commitment fees for the Term Revolving Loan.

Revolving Line of Credit Loan

The Revolving Line of Credit Loan is for an amount equal to the borrowing base, with a maximum limit of $10,000,000 with a variable interest rate based on the Wall Street Journal's Prime Rate plus 10 basis points with a minimum interest rate of 2.10%. The amount available to borrow per the borrowing base calculations at January 31, 2023 was approximately $531,000. The applicable interest rate at January 31, 2023 was 7.10%. The Revolving Line of Credit Loan may be advanced, repaid and re-borrowed during the term. Monthly interest payments are due on the Revolving Line of Credit Loan with payment of all amounts outstanding due on November 1, 2023. The maturity date may be extended for up to four additional one year terms upon our written request which will be deemed automatically granted by Compeer upon written certification that there is no event of default. The outstanding balance on this note was $0 at January 31, 2023. We are also required to pay unused commitment fees for the Revolving Line of Credit Loan.

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

Grants

On February 17, 2023, we received an award from the Minnesota Bioincentive Program of approximately $100,000. The Minnesota State Legislature established the Bioincentive Program in 2015 to encourage commercial-scale production of advanced biofuels, renewable chemicals, and biomass thermal energy thorough production incentive payments. Eligible producers of cellulosic ethanol may receive $0.16 per gallon of cellulosic ethanol produced subject to program funding limitations.

Capital Expenditures

    We expect to commence a construction project during our 2023 fiscal year to expand our lab and add additional office space. We anticipate that the project will cost approximately $1,200,000 and will be funded from operations and existing debt facilities.

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

    As of January 31, 2023, the fair values of our commodity-based derivative instruments are a net liability of approximately $597,000. As the prices of the hedged commodity moves in reaction to market trends and information, our statement of operations will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to protect the Company over the term of the contracts for the hedged amounts.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from our Term Revolving Loan and Revolving Line of Credit Loan, each bearing a variable interest rate.  As of January 31, 2023, we had $0 outstanding on the Term Revolving Loan and the Revolving Line of Credit Loan. As of January 31, 2023, interest accrues on these loans at a variable interest rate based on the Wall Street Journal's Prime Rate plus 10 basis points with a minimum interest rate of 2.10% and the applicable interest rate was 7.10%. Given the balance owed on these loans as of January 31, 2023, we have determined that our exposure to market risk from changes in interest rates is not material. The specifics of each loan are discussed in greater detail in “Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

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

    In the ordinary course of business, we enter into forward contracts for our commodity purchases. At January 31, 2023, we had 3,766,250 bushels of forward fixed basis corn purchase contracts and 2,115,715 bushels of forward fixed price corn purchase contracts valued at approximately $22,079,000. These purchase contracts are for various delivery periods through December 31, 2025. At January 31, 2023, we had 3,639,050 MMBTUs of forward natural gas fixed price purchase contracts valued at approximately $9,195,000 for delivery periods through October 31, 2025. In addition, at January 31, 2023, we had 573,500 gallons of forward fixed price denaturant purchase contracts valued at approximately $478,000 for delivery periods through September 30, 2022.

    In the ordinary course of business, we enter into forward contracts for our commodity sales. At January 31, 2023, we had 21,325 tons of forward fixed price dried distillers grains sales contracts valued at approximately $2,684,000 for delivery periods through December 31, 2022. At January 31, 2023, we had 14,200 tons of forward fixed price modified distillers grains sales contracts valued at approximately $514,000 for delivery periods through April 30, 2023. At January 31, 2023, we had 905,000 pounds of forward fixed price corn oil sales contracts valued at approximately $1,224,000 for delivery periods through September 30, 2022.
    We recorded gains due to changes in the fair value of our outstanding corn derivative future positions of approximately $313,674 and $569,872 for the three months ended January 31, 2023 and 2022, respectively. We recorded gains (losses) due to changes in the fair value of our outstanding ethanol derivative future positions of approximately $60,465 and $4,388 for the three months ended January 31, 2023 and 2022, respectively. For the the three months ended January 31, 2023 and 2022, we recorded gains (losses) due to the change in fair value of our outstanding natural gas derivative future positions of approximately $83,875 and $0, respectively.

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

A sensitivity analysis has been prepared to estimate our exposure to ethanol, distillers grains, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas prices and average ethanol and distillers grains prices as of January 31, 2023, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from January 31, 2023. The results of this analysis, which may differ from actual results, are approximately as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price as of January 31, 2023	Approximate Adverse Change to Income
Natural Gas	27,000	MMBTU	10%	$7,200
Ethanol	69,000,000	Gallons	10%	$13,938,000
Corn	20,884,000	Bushels	10%	$14,347,000
DDGs	99,000	Tons	10%	$2,752,000

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

Our management, including our Chief Executive Officer (the principal executive officer), Brian Kletscher, along with our Chief Financial Officer (the principal financial officer), Lucas Schneider, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of January 31, 2023.  Based on this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended January 31, 2023, which were identified in connection with management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

    None.

Item 1A. Risk Factors

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Units Purchased	Average Price Paid per Unit $	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs
November 1, 2022 - November 30, 2022	1	9,000	—	—
December 1, 2022 - December 31, 2022	—	—	—	—
January 1, 2023 - January 31, 2023	1	10,000	—	—
Total	2	19,000	—	—

Item 3. Defaults Upon Senior Securities

    None.

Item 4. Mine Safety Disclosures

    None.

Item 5. Other Information

    None.

Item 6. Exhibits.

(a)The following exhibits are filed as part of this report.

Exhibit No.	Exhibit
10.1	2023 Executive Bonus Plan
31.1	Certificate Pursuant to 17 CFR 240.13a-14(a)*
31.2	Certificate Pursuant to 17 CFR 240.13a-14(a)*
32.1	Certificate Pursuant to 18 U.S.C. Section 1350*
32.2	Certificate Pursuant to 18 U.S.C. Section 1350*
101.INS	Inline XBRL Instance Document – the instance document does not appear on the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in the Interactive Data Files submitted as Exhibit 101).
(+) Confidential Treatment Requested.
* Filed herewith.
** Furnished herewith.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HIGHWATER ETHANOL, LLC

Date:	March 8, 2023	/s/ Brian Kletscher
Brian Kletscher
Chief Executive Officer
(Principal Executive Officer)

Date:	March 8, 2023	/s/ Lucas Schneider
Lucas Schneider
Chief Financial Officer
(Principal Financial and Accounting Officer)