Form 10-Q
period 2023-04-30
HIGHWATER ETHANOL LLC
filed 2023-06-12
CIK 1371451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

	For the quarterly period ended	April 30, 2023

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

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
☐ Yes     ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  As of June 12, 2023 there were 4,755 membership units outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HIGHWATER ETHANOL, LLC
Condensed Balance Sheets

ASSETS	April 30, 2023	October 31, 2022
	(Unaudited)
Current Assets
Cash and cash equivalents	$14,358,020	$29,790,258
Derivative instruments	205,418	743,514
Accounts receivable	3,243,493	3,970,064
Inventories	16,916,565	19,197,522
Prepaids and other	501,056	989,188
Total current assets	35,224,552	54,690,546

Property and Equipment
Land and land improvements	13,210,146	13,152,403
Buildings	38,862,183	38,848,218
Office equipment	1,231,526	1,223,869
Plant and process equipment	87,454,438	87,235,438
Vehicles	123,779	123,779
Construction in progress	736,932	426,294
	141,619,004	141,010,001
Less accumulated depreciation	(105,391,302)	(100,585,625)
Net property and equipment	36,227,702	40,424,376

Other Assets
Investments	4,799,940	3,823,638
Right of use asset - operating leases	189,967	267,731
Right of use asset - finance leases	892,410	961,057
Other	458,232	708,232
Deposits	493,330	312,269
Total other assets	6,833,879	6,072,927

Total Assets	$78,286,133	$101,187,849

LIABILITIES AND MEMBERS' EQUITY	April 30, 2023	October 31, 2022
	(Unaudited)
Current Liabilities
Accounts payable	$8,981,078	$20,068,351
Accrued expenses	1,095,924	1,521,820
Current portion of operating lease liability	162,077	157,691
Current portion of finance lease liability	128,363	124,889
Total Current Liabilities	10,367,442	21,872,751

Long-Term Liabilities
Operating lease liability	27,890	110,040
Finance lease liability	846,928	911,990
Total Long-Term Liabilities	874,818	1,022,030

Commitments and Contingencies

Members' Equity
Members' equity, 4,755 and 4,764 units outstanding	67,043,873	78,293,068

Total Liabilities and Members’ Equity	$78,286,133	$101,187,849

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Condensed Unaudited Statements of Operations

	Three Months Ended		Six Months Ended
	April 30, 2023	April 30, 2022	April 30, 2023	April 30, 2022

Revenues	$48,711,980	$45,433,629	$97,573,545	$104,077,065

Cost of Goods Sold	46,044,506	39,743,090	91,556,970	81,225,430

Gross Profit	2,667,474	5,690,539	6,016,575	22,851,635

Operating Expenses	1,085,532	1,008,051	2,283,645	2,129,751

Operating Income	1,581,942	4,682,488	3,732,930	20,721,884

Other Income (Expense)
Interest income	25,256	133	84,925	8,700
Other income	90,336	17,956	202,056	80,268
Interest expense	(54,417)	(71,102)	(119,129)	(159,938)
Income from equity method investments	104,711	57,606	179,023	137,655
Total other income (expense), net	165,886	4,593	346,875	66,685

Net Income	$1,747,828	$4,687,081	$4,079,805	$20,788,569

Weighted Average Units Outstanding	4,757	4,766	4,760	4,769
Net Income Per Unit, Basic and Diluted	$367.42	$983.44	$857.10	$4,359.10
Distributions Declared Per Unit	$—	$—	$3,200	$3,800

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Statements of Changes in Members' Equity (Unaudited)

Members' Equity

Balance - October 31, 2021	$63,215,463

Net income for the three-month period ended January 31, 2022	16,101,488

Member distribution	(18,130,900)

Member unit repurchase, 12 units	(75,500)

Balance - January 31, 2022	$61,110,551

Net income for the three-month period ended April 30, 2022	4,687,081

Member unit repurchase, 4 units	(27,000)

Balance - April 30 2022	$65,770,632

Members' Equity

Balance - October 31, 2022	$78,293,068

Net income for the three-month period ended January 31, 2023	2,331,977

Member distribution	(15,240,000)

Member unit repurchase, 2 units	(19,000)

Balance - January 31, 2023	$65,366,045

Net income for the three-month period ended April 30, 2023	1,747,828

Member unit repurchase, 7 units	(70,000)

Balance - April 30, 2023	$67,043,873

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Condensed Unaudited Statements of Cash Flows

	Six Months Ended
	April 30, 2023	April 30, 2022
Cash Flows from Operating Activities
Net income	$4,079,805	$20,788,569
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	5,124,323	5,173,484
Earnings in excess of distributions from equity method investments	(109,023)	(158,154)
Non-cash patronage income	(286,571)	(169,557)
Changes in assets and liabilities
Accounts receivable	726,571	4,989,598
Inventories	2,280,957	(4,686,475)
Derivative instruments	538,097	(471,097)
Prepaids and other	307,071	253,992
Accounts payable	(11,214,378)	(10,926,053)
Accrued expenses	(425,896)	(165,374)
Net cash provided by operating activities	1,020,956	14,628,933

Cash Flows from Investing Activities
Capital expenditures	(481,898)	(345,390)
Purchase of Investments	(580,708)
Net cash used in investing activities	(1,062,606)	(345,390)

Cash Flows from Financing Activities
Payments on long-term debt	—	(10,200,000)
Proceeds from long-term debt	—	7,200,000
Member unit repurchases	(89,000)	(102,500)
Payment on finance lease liability	(61,588)	(58,300)
Member distributions paid	(15,240,000)	(18,130,900)
Net cash used in financing activities	(15,390,588)	(21,291,700)

Net Decrease in Cash and Cash Equivalents	(15,432,238)	(7,008,157)

Cash and Cash equivalents – Beginning of Period	29,790,258	7,549,008

Cash and Cash equivalents – End of Period	$14,358,020	$540,851

Supplemental Cash Flow Information
Cash paid for interest	$27,812	$63,007

Supplemental Disclosure of Noncash Financing and Investing Activities
Capital expenditures included in accounts payable	$178,343	$53,175

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
April 30, 2023

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

In the opinion of management, the interim condensed financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for fair presentation of the Company's financial position as of April 30, 2023 and the results of operations and cash flows for all periods presented.

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
April 30, 2023

consideration that we expect to receive in exchange for those goods or services.

•ethanol sales
•modified distillers grains sales
•dried distillers grains sales
•corn oil sales

Disaggregation of revenue:

All revenue recognized in the statement of operations is considered to be revenue from contracts with customers. The following table depicts the disaggregation of revenue according to product line for the three and six months ended April 30, 2023 and 2022:

	Three Months Ended April 30, 2023	Three Months Ended April 30, 2022	Six Months Ended April 30, 2023	Six Months Ended April 30, 2022
Revenue Sources	Amount	Amount	Amount	Amount

Ethanol Sales	$35,666,080	$33,367,026	$70,707,286	$81,724,493
Modified Distillers Grains Sales	2,894,548	2,481,634	6,255,476	4,222,833
Dried Distillers Grains Sales	6,921,665	5,984,706	13,062,393	11,371,309
Corn Oil Sales	3,229,687	3,600,263	7,548,390	6,758,430
Total Revenues	$48,711,980	$45,433,629	$97,573,545	$104,077,065

Contract assets and contract liabilities:

The Company receives payments from customers based upon contractual billing schedules; accounts receivable are recorded when the right to consideration becomes unconditional. Contract liabilities include payments received in advance of performance under the contract, and are realized with the associated revenue recognized under the contract.

The Company had short term contract liabilities from contracts with customers of $174,981 at April 30, 2023 and $0 at October 31, 2022.

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
April 30, 2023

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

In accordance with the Company’s policy for evaluating impairment of long-lived assets described above, when a triggering event occurs management evaluates the recoverability of the facilities based on projected future cash flows from operations over the facilities’ estimated useful lives. In determining the projected future undiscounted cash flows, the Company makes significant assumptions concerning the future viability of the ethanol industry, the future price of corn in relation to the future price of ethanol and the overall demand in relation to production and supply capacity. The Company has not recorded any impairment for the six months ended April 30, 2023 and 2022.

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts receivable, and accounts payable, and other working capital items approximate fair value at April 30, 2023 due to the short maturity nature of these instruments (Level 2).

Derivative instruments are carried at fair value, based on dealer quotes and live trading levels (Note 5).

Investments

The Company has a 5.26% investment interest in an unlisted company, Renewable Products Marketing Group, LLC (RPMG), who markets the Company’s ethanol. The Company also has a 7% ownership interest in Lawrenceville Tank, LLC (LT), which owns and operates a trans load/tank facility near Atlanta, Georgia. These investments are flow-through entities and are being accounted for by the equity method of accounting under which the Company’s share of net income is recognized as income in the Company’s statements of operations and added to the investment account. Distributions or dividends received from the investment are treated as a reduction of the investment account. The Company consistently follows the practice of recognizing the net income (loss) from equity method investments based on the most recent reliable data. Therefore, the net income (loss) which is reported in the Company's statement of operations for the period ended April 30, 2023 is based on the investee’s results of operations for the period ended March 31, 2023.

The Company has cost method of investments in cooperatives. The corresponding patronage income is recorded in costs of goods sold.

HIGHWATER ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
April 30, 2023

Grants

The Minnesota State Legislature established the Bioincentive Program in 2015 to encourage commercial-scale production of advanced biofuels, renewable chemicals, and biomass thermal energy through production incentive payments. Eligible producers of cellulosic ethanol may receive $0.16 per gallon of cellulosic ethanol produced subject to program funding limitations. On February 17, 2023, the Company received an award from the Minnesota Bioincentive Program of approximately $100,000. The award was recorded in the first quarter of fiscal 2023 in other income. On May 22, 2023, the Company received an award from the Minnesota Bioincentive Program of approximately $81,000. The award was recorded in the second quarter of fiscal 2023 in other income.

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

3. INVENTORIES

Inventories consisted of the following at:

	April 30, 2023	October 31, 2022

Raw materials	$5,605,749	$11,103,311
Spare parts and supplies	5,748,004	4,800,511
Work in process	1,323,851	1,342,412
Finished goods	4,238,961	1,951,288
Total	$16,916,565	$19,197,522

The Company recorded a lower of cost or net realizable value write-down on finished goods inventory of approximately $22,000 and $0 at April 30, 2023 and October 31, 2022, respectively.

4. DERIVATIVE INSTRUMENTS

As of April 30, 2023, the Company had entered into corn, natural gas and ethanol derivative instruments, which are required to be recorded as either assets or liabilities at fair value in the balance sheet. The Company uses these instruments to manage risks from changes in market rates and prices. Derivatives qualify for treatment as hedges when there is a high correlation between the change in fair value of the derivative instrument and the related change in value of the underlying hedged item. The Company may designate the hedging instruments based upon the exposure being hedged as a fair value hedge or a cash flow hedge. The derivative instruments outstanding at April 30, 2023 are not designated as hedges for accounting purposes.

HIGHWATER ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
April 30, 2023

Commodity Contracts

The following tables provide details regarding the Company's derivative instruments at April 30, 2023 and October 31, 2022:

Instrument	Balance Sheet location	April 30, 2023	October 31, 2022

Corn, natural gas and ethanol contracts
In gain position		$1,020	$—
In loss position		(328,783)	(1,101,594)
Deposits with broker		533,181	1,845,108
	Current assets	$205,418	$743,514

The Company has 592,000 bushels of corn inventory delivered under delayed-pricing contracts as of April 30, 2023. The contracts have various pricing deadlines through August 31, 2023. The Company is subject to risk of changes in the corn market until they are priced.

The following tables provide details regarding the gains (losses) from the Company's derivative instruments in the statements of operations, none of which are designated as hedging instruments:

	Statement of	Three Months Ended April 30,
	Operations location	2023	2022
Ethanol contracts	Revenues	$15,941	$(80,667)
Corn contracts	Cost of goods sold	134,913	(503,445)
Natural gas contracts	Cost of goods sold	(3,872)	(92,044)

	Statement of	Six Months Ended April 30,
	Operations location	2023	2022
Ethanol contracts	Revenues	$76,406	$(76,279)
Corn contracts	Cost of goods sold	448,587	66,427
Natural gas contracts	Cost of goods sold	80,003	(217,911)

5. FAIR VALUE MEASUREMENTS

The following table provides information on those assets (liabilities) measured at fair value on a recurring basis.

	Fair Value as of	Fair Value Measurement Using
	April 30, 2023	Level 1	Level 2	Level 3
Derivative instruments - commodities
In gain position	$1,020	$—	$1,020	$—
In loss position	(328,753)	(8,431)	(320,352)	—

	Fair Value as of	Fair Value Measurement Using
	October 31, 2022	Level 1	Level 2	Level 3
Derivative instruments - commodities
In loss position	$(1,101,594)	$(45,075)	$(1,056,519)	$—

The Company determines the fair values of commodities by obtaining the fair value measurements from an independent pricing service based on dealer quotes and live trading levels from the Chicago Board of Trade.

HIGHWATER ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
April 30, 2023

6. DEBT FINANCING

The Company had no long-term debt at April 30, 2023 or October 31, 2022, respectively.

Bank Financing

The Company has a loan facility with Compeer Financial f/k/a AgStar Financial Services, PCA ("Compeer") that includes a $20,000,000 Term Revolving Loan and a Revolving Line of Credit Loan. The loan facility with Compeer is secured by substantially all business assets and also subjects the Company to various financial and non-financial covenants.
Term Revolving Loan
The Term Revolving Loan is for $20,000,000, and has a variable interest rate based on the Wall Street Journal's Prime Rate plus 10 basis points with a minimum interest rate of 2.10%. The applicable interest rate at April 30, 2023 was 7.85%. The Term Revolving Loan may be advanced, repaid and re-borrowed during the term. Monthly interest payments are due on the Term Revolving Loan. Payment of all amounts outstanding are due on November 1, 2027. The outstanding balance on this note was $0 at April 30, 2023. The Company pays interest at a rate of 1.50% on amounts outstanding for letters of credit which also reduce the amount available under the Term Revolving Loan. The Company has no letters of credit outstanding at April 30, 2023. The Company is also required to pay unused commitment fees for the Term Revolving Loan.

Revolving Line of Credit Loan

The Revolving Line of Credit Loan is for an amount equal to the borrowing base, with a maximum limit of $10,000,000, and has a variable interest rate based on the Wall Street Journal's Prime Rate plus 10 basis points with a minimum interest rate of 2.10%. The amount available to borrow per the borrowing base calculations at April 30, 2023 was approximately $3,020,000. The applicable interest rate at April 30, 2023 was 7.85%. The Revolving Line of Credit Loan may be advanced, repaid and re-borrowed during the term. Monthly interest payments are due on the Revolving Line of Credit Loan with payment of all amounts outstanding due on November 1, 2023. The maturity date may be extended for up to four additional one year terms upon written request of the Company which will be deemed automatically granted by Compeer upon written certification that there is no event of default. The outstanding balance on this note was $0 at April 30, 2023. The Company is also required to pay unused commitment fees for the Revolving Line of Credit Loan.

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

The Company is also subject to various financial and non-financial covenants that limit distributions and debt and require minimum working capital requirements. The Company is limited to annual capital expenditures of $5,000,000 without prior approval, incurring additional debt over certain amounts without prior approval, and making additional investments as described in the Second Amended and Restated Credit Agreement without prior approval. The minimum working capital is $9,000,000, which is calculated as current assets plus the amount available for drawing under our Term Revolving Loan, and undrawn amounts on outstanding letters of credit less current liabilities, and is measured quarterly. The Company is allowed to make distributions to members as frequently as monthly in an amount equal to 75% of net income if working capital is greater than or equal to $9,000,000, or or an unlimited amount of net income if working capital is greater than or equal to $12,000,000.

HIGHWATER ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
April 30, 2023

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

The Company determines if an arrangement is a lease or contains a lease at inception. The Company’s operating and finance leases have remaining lease terms of approximately 2 years and 6 years, respectively. These leases include options to extend the lease. When it is reasonably certain the Company will exercise those options, the Company will update the remaining terms of the leases. The Company does not have lease arrangements with residual value guarantees, sale leaseback terms or material restrictive covenants.

The following table summarizes the remaining maturities of the Company’s operating and finance lease liabilities as of April 30, 2023:

For the Period Ending April 30,	Operating Leases	Finance Leases
2024	$168,480	$178,800
2025	28,080	178,800
2026	—	178,800
2027	—	178,800
2028	—	178,800
Thereafter	—	268,200
Totals	196,560	1,162,200
Amount representing interest	(6,595)	(186,908)
Lease liability	$189,965	$975,292

Lease Cost	Three Months ended April 30, 2023	Six Months ended April 30, 2023

Operating lease cost	$42,120	$84,240
Short term lease cost	11,737	21,931
Finance lease cost
Amortization of leased assets	34,324	68,647
Interest on lease liabilities	13,695	27,812

Net lease cost	$101,876	$202,630

HIGHWATER ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
April 30, 2023

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

Forward Contracts

In the ordinary course of business, we enter into forward contracts for our commodity purchases and sales. Forward contracts outstanding are as follows at April 30, 2023:

	Quantity	Average Price	Date Delivery Through

Purchase of corn (in bushels):
Basis Contracts	835,091		12/31/25
Priced Contracts	2,711,548	$6.62	12/31/23
Total	3,546,639

Purchase of natural gas (in dekatherms):
Priced contracts	3,270,000	$3.42	10/31/26
Total	3,270,000

Purchase of denaturant (in gallons):
Priced contracts	203,500	$1.72	6/30/23
Total	203,500

Sales of dry distillers grains (in tons):
Priced contracts	16,530	$247.71	12/31/23
Total	16,530

Sales of modified distillers grains (in tons)
Priced contracts	8,200	$124.09	9/30/23
Total	8,200

Sales of corn oil (in pounds)
Priced contracts	552,000	$0.53	5/31/23
Total	552,000

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three and six month periods ended April 30, 2023, compared to the same periods of the prior fiscal year. This discussion should be read in conjunction with the condensed financial statements and notes and the information contained in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2022.

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

Results of Operations for the Three Months Ended April 30, 2023 and 2022

    The following table shows the results of our operations and the approximate percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our unaudited statements of operations for the three months ended April 30, 2023 and 2022:

	2023		2022
Statements of Operations Data	Amount (unaudited)	%	Amount (unaudited)	%

Revenues	$48,711,980	100.00%	$45,433,629	100.00%
Cost of Goods Sold	46,044,506	94.52%	39,743,090	87.48%
Gross Profit	2,667,474	5.48%	5,690,539	12.52%
Operating Expenses	1,085,532	2.23%	1,008,051	2.21%
Operating Income	1,581,942	3.25%	4,682,488	10.31%
Other Income (Expense), net	165,886	0.34%	4,593	0.01%
Net Income	$1,747,828	3.59%	$4,687,081	10.32%

The following table shows the sources of our revenue for the three months ended April 30, 2023 and 2022:

	2023		2022
Revenue Sources	Amount (Unaudited)	%	Amount (Unaudited)	%

Ethanol Sales	$35,666,080	73.22%	$33,367,026	73.44%
Modified Distillers Grains Sales	2,894,548	5.94%	2,481,634	5.46%
Dried Distillers Grains Sales	6,921,665	14.21%	5,984,706	13.17%
Corn Oil Sales	3,229,687	6.63%	3,600,263	7.93%
Total Revenues	$48,711,980	100.00%	$45,433,629	100.00%

Revenue

    Ethanol
    Our ethanol revenues were higher for the three months ended April 30, 2023, as compared to the three months ended April 30, 2022. Revenue from ethanol sales increased by approximately 6.9% during the three months ended April 30, 2023, as compared to the three months ended April 30, 2022, due primarily to an increase in the number of gallons of ethanol produced and sold partially offset by a decrease in the average price per gallon of ethanol during the three months ended April 30, 2023.
The average price per gallon of ethanol sold for the three months ended April 30, 2023 was approximately 7.4% lower than the average price we received for the three months ended April 30, 2022. Ethanol prices for the three months ended April 30, 2022 were lower due to lower oil and gas prices.
The number of gallons of ethanol sold during the three months ended April 30, 2023 increased by approximately 15.8%, as compared to the three months ended April 30, 2022, due to timing of shipments. Our ethanol production levels for the three months ended April 30, 2023 were at an annual rate of approximately 70 million gallons. Management anticipates that the amount of ethanol sold could decrease in the future if operating conditions worsen and we reduce ethanol production levels. Ethanol production could also decrease if delayed rail car shipments affect our ability to get sufficient rail cars to transport our ethanol.

On April 28, 2023 the Environmental Protection Agency announced the issuance of an emergency waiver to allow E15 to be sold during the summer months which is likely to have a positive effect on ethanol demand. Other factors likely to affect ethanol prices in the future include changes in domestic corn prices and corn supply, changes in energy prices, trade disputes with foreign governments, changes in domestic and foreign ethanol demand and our ability to receive a premium on ethanol shipped to California pursuant to the Low Carbon Fuel Standard (the "LCFS"). In addition, global economic uncertainty, rising inflation, market disruptions and increased volatility in commodity prices resulting in part from the Russian invasion of Ukraine and the lingering effects of the global response to the COVID-19 pandemic could continue to impact the market price of ethanol.

We had gains (losses) related to ethanol based derivative instruments of $15,941 and ($80,667) for the three months ended April 30, 2023 and 2022, respectively. These gains (losses) increased (decreased) our ethanol revenue during these periods.

Distillers Grains

    Revenue from distillers grains sales increased by approximately 15.9% during the three months ended April 30, 2023, as compared to the three months ended April 30, 2022. The tons of dried distillers grains sold during the three months ended April 30, 2023, increased by approximately 1.7%, as compared to the three months ended April 30, 2022. However, the tons of modified distillers grains sold during the three months ended April 30, 2023, decreased by approximately 1.0%, as compared to the three months ended April 30, 2022. Management anticipates that the amount of distillers grains produced may decrease in the future if operating conditions worsen and there is a reduction in ethanol production levels which would then have a corresponding effect on distillers grains. In addition, an increase in ethanol or corn oil yields could have a negative effect of distillers grains production levels.

    For the three months ended April 30, 2023, the average price per ton of dried distillers grains sold was approximately 13.8% higher than the average price we received during the three months ended April 30, 2022, due to increases in the domestic prices of corn and soybeans for the period. For the three months ended April 30, 2023, the average price per ton of modified distillers grains sold was approximately 17.8% higher than during the three months ended April 30, 2022, due to increased demand in our local area.

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

Corn Oil

Revenue from corn oil sales decreased by approximately 10.3% during the three months ended April 30, 2023, as compared to the three months ended April 30, 2022. This is primarily the result of a decrease in the price of corn oil sold during the three months ended April 30, 2023. The average price per pound of corn oil sold was approximately 14.9% lower during the three months ended April 30, 2023, as compared to the three months ended April 30, 2022, due to an increase in corn oil and soy oil production which outpaced demand. Factors likely to affect corn oil prices include biodiesel demand, prices of corn and soybeans, the status of the biodiesel blenders' tax credit and new crop corn oil content.

The pounds of corn oil sold during the three months ended April 30, 2023, increased by approximately 6.1% compared to the three months ended April 30, 2022. Management anticipates that the amount of corn oil produced may decrease in the future if there is a reduction in ethanol production levels which would then have a corresponding effect on corn oil. However, an increase in corn oil yields due to improved efficiencies or a corn crop with higher oil content could contribute to higher corn oil production levels.

At April 30, 2023, we had 552,000 pounds of forward corn oil sales contracts valued at approximately $295,000 for various delivery periods through May 31, 2023.

Cost of Goods Sold

    Our two largest costs of production are corn (83.5% of cost of goods sold for the three months ended April 30, 2023) and natural gas (4.2% of cost of goods sold for the three months ended April 30, 2023). Our total cost of goods sold was approximately 15.9% more during the three months ended April 30, 2023, as compared to the three months ended April 30, 2022.

Corn

    Our average price per bushel of corn for the three months ended April 30, 2023 increased by approximately 3.7% per bushel, as compared to the three months ended April 30, 2022, primarily due to higher market value for corn as a result of increased demand which outpaced supply and volatility in commodity prices. Weather and planting progress also have had an effect on corn prices.
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

    We used approximately 1.0% more bushels of corn in the three months ended April 30, 2023, as compared to the three months ended April 30, 2022 due to an increase in ethanol production for the period.

    At April 30, 2023, we had 835,091 bushels of forward fixed basis corn purchase contracts and 2,711,548 bushels of forward fixed price corn contracts valued at approximately $17,940,00. These purchase contracts are for various delivery periods through December 31, 2025.

We had gains (losses) related to corn derivative instruments of $134,913 and ($503,445) for the three months ended April 30, 2023 and 2022, respectively. These gains (losses) reduced (increased) our cost of goods sold during these periods.

Natural Gas

    The average market price per MMBTU of natural gas was approximately 14.6% higher for the three months ended April 30, 2023, as compared to the three months ended April 30, 2022, due primarily to the Russian invasion of Ukraine. However, because we have sufficient forward natural gas purchase contracts in place for our current needs, we paid below market prices for our natural gas. Management anticipates that natural gas prices will continue at current levels as long as the Russian war in Ukraine continues. Other factors such as industry production problems or large increases in natural gas demand could have a negative effect on natural gas prices.

    For the three months ended April 30, 2023, we used approximately 1.6% less natural gas as compared to the three months ended April 30, 2022. This decrease in natural gas usage is primarily due to increased efficiencies for the period.

    At April 30, 2023, we had 3,270,000 MMBTUs of forward natural gas purchase contracts valued at approximately $11,187,000 for various delivery periods through October 31, 2026.

For the three months ended April 30, 2023 and 2022, we recorded gains (losses) due to the change in fair value of our outstanding natural gas derivative positions of approximately ($3,872) and ($92,044), respectively which reduced (increased) our cost of goods sold during these periods.

Operating Expense

    We had operating expenses for the three months ended April 30, 2023 of $1,085,532, as compared to operating expenses of $1,008,051 for the three months ended April 30, 2022. Management attributes this increase in operating expenses primarily to an increase in professional and IT fees for the three months ended April 30, 2023, as compared to the three months ended April 30, 2022. Management continues to pursue strategies to optimize efficiencies and maximize production. These efforts may result in a decrease in our operating expenses on a per gallon basis. However, because these expenses do not vary with the level of production at the plant, we expect our operating expenses to remain relatively steady.

Other Income (Expense), net

    We had total other income (expense), net for the three months ended April 30, 2023 of $165,886, as compared to $4,593 for the three months ended April 30, 2022. Our other income (expense), net for the three months ended April 30, 2023, was higher due primarily to an increase in grant income.

Results of Operations for the Six Months Ended April 30, 2023 and 2022

    The following table shows the results of our operations and the approximate percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our unaudited statements of operations for the six months ended April 30, 2023 and 2022:

	2023		2022
Statements of Operations Data	Amount (unaudited)	%	Amount (unaudited)	%

Revenues	$97,573,545	100.00%	$104,077,065	100.00%
Cost of Goods Sold	91,556,970	93.83%	81,225,430	78.04%
Gross Profit	6,016,575	6.17%	22,851,635	21.96%
Operating Expenses	2,283,645	2.34%	2,129,751	2.05%
Operating Income	3,732,930	3.83%	20,721,884	19.91%
Other Income (Expense), net	346,875	0.35%	66,685	0.06%
Net Income	$4,079,805	4.18%	$20,788,569	19.97%

The following table shows the sources of our revenue for the six months ended April 30, 2023 and 2022:

	2023		2022
Revenue Sources	Amount (Unaudited)	%	Amount (Unaudited)	%

Ethanol Sales	$70,707,286	72.46%	$81,724,493	78.52%
Modified Distillers Grains Sales	6,255,476	6.41%	4,222,833	4.06%
Dried Distillers Grains Sales	13,062,393	13.39%	11,371,309	10.93%
Corn Oil Sales	7,548,390	7.74%	6,758,430	6.49%
Total Revenues	$97,573,545	100.00%	$104,077,065	100.00%

Revenue

    Ethanol
    Our ethanol revenues were lower for the six months ended April 30, 2023, as compared to the six months ended April 30, 2022. Revenue from ethanol sales decreased by approximately 13.5% during the six months ended April 30, 2023, as compared to the six months ended April 30, 2022, due primarily to a decrease in the average price per gallon partially offset by an increase in the number of gallons of ethanol produced and sold during the six months ended April 30, 2023.
The average price per gallon of ethanol sold for the six months ended April 30, 2023 was approximately 17.6% lower than the average price we received for the six months ended April 30, 2022. Ethanol prices for the six months ended April 30, 2022 were lower due to lower oil and gas prices.
The number of gallons of ethanol sold during the six months ended April 30, 2023 increased by approximately 5.3%, as compared to the six months ended April 30, 2022, due to timing of shipments. Our ethanol production levels for the six months ended April 30, 2023 were at an annual rate of approximately 70 million gallons. Management anticipates that the amount of ethanol sold could decrease in the future if operating conditions worsen and we reduce ethanol production levels. Ethanol production could also decrease if delayed rail car shipments affect our ability to get sufficient rail cars to transport our ethanol.

On April 28, 2023 the Environmental Protection Agency announced the issuance of an emergency waiver to allow E15 to be sold during the summer months which is likely to have a positive effect on ethanol demand. Other factors likely to affect ethanol prices in the future include changes in domestic corn prices and corn supply, changes in energy prices, trade disputes with foreign governments, changes in domestic and foreign ethanol demand and our ability to receive a premium on ethanol shipped to California pursuant to the Low Carbon Fuel Standard (the "LCFS"). In addition, global economic uncertainty, rising inflation, market disruptions and increased volatility in commodity prices resulting in part from the Russian invasion of Ukraine and the lingering effects of the global response to the COVID-19 pandemic could continue to impact the market price of ethanol.

We had gains (losses) related to ethanol based derivative instruments of $76,406 and ($76,279) for the six months ended April 30, 2023 and 2022, respectively. These gains (losses) increased (decreased) our ethanol revenue during these periods.

Distillers Grains

    Revenue from distillers grains sales increased by approximately 23.9% during the six months ended April 30, 2023, as compared to the six months ended April 30, 2022. The tons of dried distillers grains sold during the six months ended April 30, 2023, decreased by approximately 7.0%, as compared to the six months ended April 30, 2022. However, the tons of modified distillers grains sold during the six months ended April 30, 2023, increased by approximately 20.2%, as compared to the six months ended April 30, 2022. Management anticipates that the amount of distillers grains produced may decrease in the future if operating conditions worsen and there is a reduction in ethanol production levels which would then have a corresponding effect on distillers grains. In addition, an increase in ethanol or corn oil yields could have a negative effect of distillers grains production levels.

    For the six months ended April 30, 2023, the average price per ton of dried distillers grains sold was approximately 23.5% higher than the average price we received during the six months ended April 30, 2022, due to increases in the domestic prices of corn and soybeans for the period. For the six months ended April 30, 2023, the average price per ton of modified distillers grains sold was approximately 23.3% higher than during the six months ended April 30, 2022, due to increased demand in our local area.

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

Corn Oil

Revenue from corn oil sales increased by approximately 11.7% during the six months ended April 30, 2023, as compared to the six months ended April 30, 2022. This is primarily the result of an increase in the price and in the pounds of corn oil sold during the six months ended April 30, 2023. The average price per pound of corn oil sold was approximately 4.8% higher during the six months ended April 30, 2023, as compared to the six months ended April 30, 2022 due to an increase in the domestic prices of corn and soybeans and increased biodiesel production for the period. Factors likely to affect corn oil prices include corn oil and soy oil supply, biodiesel demand, prices of corn and soybeans, the status of the biodiesel blenders' tax credit and new crop corn oil content.

The pounds of corn oil sold during the six months ended April 30, 2023, increased by approximately 6.6% compared to the six months ended April 30, 2022. Management anticipates that the amount of corn oil produced may decrease in the future if there is a reduction in ethanol production levels which would then have a corresponding effect on corn oil. However, an increase in corn oil yields due to improved efficiencies or a corn crop with higher oil content could contribute to higher corn oil production levels.

At April 30, 2023, we had 552,000 pounds of forward corn oil sales contracts valued at approximately $295,000 for various delivery periods through May 31, 2023.

Cost of Goods Sold

    Our two largest costs of production are corn (84.8% of cost of goods sold for the six months ended April 30, 2023) and natural gas (4.2% of cost of goods sold for the six months ended April 30, 2023). Our total cost of goods sold was approximately 12.7% more during the six months ended April 30, 2023, as compared to the six months ended April 30, 2022.

Corn

    Our average price per bushel of corn for the six months ended April 30, 2023 increased by approximately 10.0% per bushel, as compared to the six months ended April 30, 2022, primarily due to higher market value for corn as a result of increased demand which outpaced supply and volatility in commodity prices. Weather and planting progress also have had an effect on corn prices.
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

    We used approximately the same number of bushels of corn in the six months ended April 30, 2023, as compared to the six months ended April 30, 2022.

    At April 30, 2023, we had 835,091 bushels of forward fixed basis corn purchase contracts and 2,711,548 bushels of forward fixed price corn contracts valued at approximately $17,944,000. These purchase contracts are for various delivery periods through December 31, 2025.

We had gains related to corn derivative instruments of $448,587 and $66,427 for the six months ended April 30, 2023 and 2022, respectively. These gains reduced our cost of goods sold during these periods.

Natural Gas

    The average market price per MMBTU of natural gas was approximately 9.7% higher for the six months ended April 30, 2023, as compared to the six months ended April 30, 2022, due primarily to the Russian invasion of Ukraine. However, because we have sufficient forward natural gas purchase contracts in place for our current needs, we paid below market prices for our natural gas. Management anticipates that natural gas prices will continue at current levels as long as the Russian war in Ukraine continues. Other factors such as industry production problems or large increases in natural gas demand could have a negative effect on natural gas prices.

    For the six months ended April 30, 2023, we used approximately 2.0% less natural gas as compared to the six months ended April 30, 2022. This decrease in natural gas usage is primarily due to a decrease in tons of dried distillers grains sold and increased efficiencies for the period.

    At April 30, 2023, we had 3,270,000 MMBTUs of forward natural gas purchase contracts valued at approximately $11,187,000 for various delivery periods through October 31, 2026.

For the six months ended April 30, 2023 and 2022, we recorded gains (losses) due to the change in fair value of our outstanding natural gas derivative positions of approximately $80,003 and ($217,911), respectively which reduced (increased) our cost of goods sold during these periods.

Operating Expense

    We had operating expenses for the six months ended April 30, 2023 of $2,283,645, as compared to operating expenses of $2,129,751 for the six months ended April 30, 2022. Management attributes this increase in operating expenses primarily to an increase in professional and IT fees for the six months ended April 30, 2023, as compared to the six months ended April 30, 2022. Management continues to pursue strategies to optimize efficiencies and maximize production. These efforts may result in a decrease in our operating expenses on a per gallon basis. However, because these expenses do not vary with the level of production at the plant, we expect our operating expenses to remain relatively steady.

Other Income (Expenses), Net

    We had total other income (expenses), net for the six months ended April 30, 2023 of $346,875, as compared to total other income (expenses), net of $66,685 for the six months ended April 30, 2022. Our other income for the six months ended April 30, 2023, was higher due primarily to an increase in grant income.

Changes in Financial Condition for the Six Months Ended April 30, 2023

    The following table highlights the changes in our financial condition as of April 30, 2023 from our previous fiscal year ended October 31, 2022:

	April 30, 2023	October 31, 2022
Current Assets	$35,224,552	$54,690,546
Current Liabilities	10,367,442	21,872,751
Long-Term Liabilities	874,818	1,022,030
Current Assets

    The decrease in current assets is primarily the result of decreases in cash and cash equivalents, accounts receivable and inventories at April 30, 2023, as compared to October 31, 2022.

Current Liabilities

    The decrease in current liabilities is due primarily to decreases in accounts payable and accrued expenses at April 30, 2023, as compared to October 31, 2022.

Long-Term Liabilities

    Long-term liabilities decreased at April 30, 2023, as compared to October 31, 2022, primarily due to the decrease in our lease liabilities.

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

The following table shows cash flows for the six months ended April 30, 2023 and 2022:

	2023	2022
	(unaudited)	(unaudited)
Net cash provided by operating activities	$1,020,956	$14,628,933
Net cash used in investing activities	(1,062,606)	(345,390)
Net cash used in financing activities	(15,390,588)	(21,291,700)

Cash Flow From Operations

We had cash less cash provided by operating activities for the six months ended April 30, 2023, as compared to the same period in 2022. This decrease in cash from operations was primarily due to a decrease in net income for the six months ended April 30, 2023, as compared to the same period in 2022.

Cash Flow From Investing Activities

We used more cash in investing activities for the six months period ended April 30, 2023, as compared to the same period in 2022. This change was primarily due to purchase of investments and an increase in capital expenditures during the six months ended April 30, 2023.

Cash Flow From Financing Activities

We used less cash in financing activities during the six month ended April 30, 2023, as compared to the same period in 2022. Our cash used in financing activities decreased primarily due to decreased distributions to our members and decreased payments on long-term debt during the six months ended April 30, 2023.

Short-Term and Long-Term Debt Sources

    Our loan facility with Compeer Financial f/k/a AgStar Financial Services, PCA ("Compeer") includes a $20,000,000 Term Revolving Loan and a Revolving Line of Credit Loan. Our loan facility with Compeer is secured by substantially all business assets and also subjects the Company to various financial and non-financial covenants.

Term Revolving Loan

The Term Revolving Loan is for up to $20,000,000 with a variable interest rate based on the Wall Street Journal's Prime Rate plus 10 basis points with a minimum interest rate of 2.10%. The applicable interest rate at April 30, 2023 was 7.85%. The Term Revolving Loan may be advanced, repaid and re-borrowed during the term. Monthly interest payments are due on the Term Revolving Loan with payment of all amounts outstanding due on November 1, 2027. The outstanding balance on this note was $0 at April 30, 2023. We pay interest at a rate of 1.50% on amounts outstanding for letters of credit which also reduce the amount available under the Term Revolving Loan. We had no letters of credit outstanding at April 30, 2023. We are also required to pay unused commitment fees for the Term Revolving Loan.

Revolving Line of Credit Loan

The Revolving Line of Credit Loan is for an amount equal to the borrowing base, with a maximum limit of $10,000,000 with a variable interest rate based on the Wall Street Journal's Prime Rate plus 10 basis points with a minimum interest rate of 2.10%. The amount available to borrow per the borrowing base calculations at April 30, 2023 was approximately $3,020,000. The applicable interest rate at April 30, 2023 was 7.85%. The Revolving Line of Credit Loan may be advanced, repaid and re-borrowed during the term. Monthly interest payments are due on the Revolving Line of Credit Loan with payment of all amounts outstanding due on November 1, 2023. The maturity date may be extended for up to four additional one year terms upon our written request which will be deemed automatically granted by Compeer upon written certification that there is no event of default. The outstanding balance on this note was $0 at April 30, 2023. We are also required to pay unused commitment fees for the Revolving Line of Credit Loan.

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

We are also subject to various financial and non-financial covenants that limit distributions and new debt and require minimum working capital requirements. We are limited to annual capital expenditures of $5,000,000 without prior approval, incurring additional debt over certain amounts without prior approval, and making additional investments as described in the Amended and Restated Credit Agreement without prior approval of Compeer. We are required to maintain a minimum working capital requirement of $9,000,000, which is calculated as current assets plus the amount available for drawing under the Term Revolving Loan and undrawn amounts on outstanding letters of credit, less current liabilities, and is measured quarterly. We are allowed to make cash distributions to members as frequently as monthly in an amount equal to 75% of net income if working capital is greater than or equal to $9,000,000, or an unlimited amount if working capital is greater than or equal to $12,000,000.

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

Grants

The Minnesota State Legislature established the Bioincentive Program in 2015 to encourage commercial-scale production of advanced biofuels, renewable chemicals, and biomass thermal energy thorough production incentive payments. Eligible producers of cellulosic ethanol may receive $0.16 per gallon of cellulosic ethanol produced subject to program funding limitations. On February 17, 2023, we received an award from the Minnesota Bioincentive Program of approximately $100,000. On May 22, 2023, we received an award from the Minnesota Bioincentive Program of approximately $81,000.

Capital Expenditures

    We commenced a construction project during our 2023 fiscal year to expand our lab and add additional office space. We anticipate that the project will cost approximately $1,200,000 and will be funded from operations and existing debt facilities.

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

    As of April 30, 2023, the fair values of our commodity-based derivative instruments are a net liability of approximately $328,000. As the prices of the hedged commodity moves in reaction to market trends and information, our statement of operations will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to protect the Company over the term of the contracts for the hedged amounts.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from our Term Revolving Loan and Revolving Line of Credit Loan, each bearing a variable interest rate.  As of April 30, 2023, we had $0 outstanding on the Term Revolving Loan and the Revolving Line of Credit Loan. As of April 30, 2023, interest accrues on these loans at a variable interest rate based on the Wall Street Journal's Prime Rate plus 10 basis points with a minimum interest rate of 2.10% and the applicable interest rate was 7.85%. Given the balance owed on these loans as of April 30, 2023, we have determined that our exposure to market risk from changes in interest rates is not material. The specifics of each loan are discussed in greater detail in “Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

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

    In the ordinary course of business, we enter into forward contracts for our commodity purchases. At April 30, 2023, we had 835,091 bushels of forward fixed basis corn purchase contracts and 2,711,548 bushels of forward fixed price corn purchase contracts valued at approximately $17,944,000. These purchase contracts are for various delivery periods through December 31, 2025. At April 30, 2023, we had 3,270,000 MMBTUs of forward natural gas fixed price purchase contracts valued at approximately $11,187,000 for delivery periods through October 31, 2026. In addition, at April 30, 2023, we had 203,500 gallons of forward fixed price denaturant purchase contracts valued at approximately $349,000 for delivery periods through June 30, 2023.

    In the ordinary course of business, we enter into forward contracts for our commodity sales. At April 30, 2023, we had 16,530 tons of forward fixed price dried distillers grains sales contracts valued at approximately $4,095,000 for delivery periods through December 31, 2023. At April 30, 2023, we had 8,200 tons of forward fixed price modified distillers grains sales contracts valued at approximately $1,018,000 for delivery periods through September 30, 2023. At April 30, 2023, we had 552,000 pounds of forward fixed price corn oil sales contracts valued at approximately $295,000 for delivery periods through May 31, 2023.
    We recorded gains (losses) due to changes in the fair value of our outstanding corn derivative future positions of approximately $134,913 and ($503,445) for the three months ended April 30, 2023 and 2022, respectively. We recorded gains (losses) due to changes in the fair value of our outstanding ethanol derivative future positions of approximately $15,941 and ($80,667) for the three months ended April 30, 2023 and 2022, respectively. For the the three months ended April 30, 2023 and 2022, we recorded gains (losses) due to the change in fair value of our outstanding natural gas derivative future positions of approximately ($3,872) and ($92,044), respectively.

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

A sensitivity analysis has been prepared to estimate our exposure to ethanol, distillers grains, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas prices and average ethanol and distillers grains prices as of April 30, 2023, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from April 30, 2023. The results of this analysis, which may differ from actual results, are approximately as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price as of April 30, 2023	Approximate Adverse Change to Income
Natural Gas	27,000	MMBTU	10%	$6,500
Ethanol	69,000,000	Gallons	10%	$15,456,000
Corn	19,463,000	Bushels	10%	$12,164,000
DDGs	103,000	Tons	10%	$2,596,000

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

Our management, including our Chief Executive Officer (the principal executive officer), Brian Kletscher, along with our Chief Financial Officer (the principal financial officer), Lucas Schneider, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of April 30, 2023.  Based on this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended April 30, 2023, which were identified in connection with management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

    None.

Item 1A. Risk Factors

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Units Purchased	Average Price Paid per Unit $	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs
February 1, 2023 - February 28, 2023	—	—	—	—
March 1, 2023 - March 31, 2023	7	10,000	—	—
April 1, 2023 - April 30, 2023	—	—	—	—
Total	7	10,000	—	—

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

HIGHWATER ETHANOL, LLC

Date:	June 12, 2023	/s/ Brian Kletscher
Brian Kletscher
Chief Executive Officer
(Principal Executive Officer)

Date:	June 12, 2023	/s/ Lucas Schneider
Lucas Schneider
Chief Financial Officer
(Principal Financial and Accounting Officer)