Form 10-Q
period 2023-07-31
HIGHWATER ETHANOL LLC
filed 2023-09-13
CIK 1371451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

	For the quarterly period ended	July 31, 2023

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

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
☐ Yes     ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  As of September 13, 2023 there were 4,755 membership units outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HIGHWATER ETHANOL, LLC
Condensed Balance Sheets

ASSETS	July 31, 2023	October 31, 2022
	(Unaudited)
Current Assets
Cash and cash equivalents	$21,021,055	$29,790,258
Derivative instruments	553,619	743,514
Accounts receivable	2,924,851	3,970,064
Inventories	20,542,714	19,197,522
Prepaids and other	260,170	989,188
Total current assets	45,302,409	54,690,546

Property and Equipment
Land and land improvements	13,210,145	13,152,403
Buildings	38,862,183	38,848,218
Office equipment	1,231,526	1,223,869
Plant and process equipment	87,678,474	87,235,438
Vehicles	123,779	123,779
Construction in progress	848,525	426,294
	141,954,632	141,010,001
Less accumulated depreciation	(107,725,779)	(100,585,625)
Net property and equipment	34,228,853	40,424,376

Other Assets
Investments	4,809,397	3,823,638
Right of use asset - operating leases	150,276	267,731
Right of use asset - finance leases	858,089	961,057
Other	333,232	708,232
Deposits	493,330	312,269
Total other assets	6,644,324	6,072,927

Total Assets	$86,175,586	$101,187,849

LIABILITIES AND MEMBERS' EQUITY	July 31, 2023	October 31, 2022
	(Unaudited)
Current Liabilities
Accounts payable	$9,916,522	$20,068,351
Accrued expenses	1,416,472	1,521,820
Current portion of operating lease liability	150,276	157,691
Current portion of finance lease liability	130,136	124,889
Total Current Liabilities	11,613,406	21,872,751

Long-Term Liabilities
Operating lease liability	—	110,040
Finance lease liability	813,724	911,990
Total Long-Term Liabilities	813,724	1,022,030

Commitments and Contingencies

Members' Equity
Members' equity, 4,755 and 4,764 units outstanding	73,748,456	78,293,068

Total Liabilities and Members’ Equity	$86,175,586	$101,187,849

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Condensed Unaudited Statements of Operations

	Three Months Ended		Nine Months Ended
	July 31, 2023	July 31, 2022	July 31, 2023	July 31, 2022

Revenues	$52,627,682	$64,060,657	$150,201,226	$168,137,722

Cost of Goods Sold	45,669,225	56,706,871	137,226,195	137,932,301

Gross Profit	6,958,457	7,353,786	12,975,031	30,205,421

Operating Expenses	909,475	869,036	3,193,120	2,998,787

Operating Income	6,048,982	6,484,750	9,781,911	27,206,634

Other Income (Expense)
Interest income	74,449	1,226	159,375	9,926
Other income	516,375	4,096,785	718,431	4,177,053
Interest expense	(53,873)	(60,818)	(173,002)	(220,756)
Income from equity method investments	118,650	80,762	297,673	218,417
Total other income (expense), net	655,601	4,117,955	1,002,477	4,184,640

Net Income	$6,704,583	$10,602,705	$10,784,388	$31,391,274

Weighted Average Units Outstanding	4,755	4,764	4,758	4,767
Net Income Per Unit, Basic and Diluted	$1,410.01	$2,225.59	$2,266.58	$6,585.12
Distributions Declared Per Unit	$—	$—	$3,200	$3,800

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Statements of Changes in Members' Equity (Unaudited)

Members' Equity

Balance - October 31, 2021	$63,215,463

Net income for the three-month period ended January 31, 2022	16,101,488

Member distribution	(18,130,900)

Member unit repurchase, 12 units	(75,500)

Balance - January 31, 2022	$61,110,551

Net income for the three-month period ended April 30, 2022	4,687,081

Member unit repurchase, 4 units	(27,000)

Balance - April 30 2022	$65,770,632

Net income for the three-month period ended July 31, 2022	10,602,705

Member unit repurchase, 2 units	(14,400)

Balance - July 31, 2022	$76,358,937

Members' Equity

Balance - October 31, 2022	$78,293,068

Net income for the three-month period ended January 31, 2023	2,331,977

Member distribution	(15,240,000)

Member unit repurchase, 2 units	(19,000)

Balance - January 31, 2023	$65,366,045

Net income for the three-month period ended April 30, 2023	1,747,828

Member unit repurchase, 7 units	(70,000)

Balance - April 30, 2023	$67,043,873

Net income for the three-month period ended July 31, 2023	6,704,583

Balance - July 31, 2023	$73,748,456

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Condensed Unaudited Statements of Cash Flows

	Nine Months Ended
	July 31, 2023	July 31, 2022
Cash Flows from Operating Activities
Net income	$10,784,388	$31,391,274
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	7,618,124	7,739,067
Earnings in excess of distributions from equity method investments	(105,173)	(238,916)
Non-cash patronage income	(299,877)	(181,854)
Changes in assets and liabilities
Accounts receivable	1,045,213	4,386,409
Inventories	(1,345,192)	(4,675,371)
Derivative instruments	189,895	(177,523)
Prepaids and other	547,957	213,260
Accounts payable	(10,107,098)	(6,478,955)
Accrued expenses	(105,348)	188,306
Net cash provided by operating activities	8,222,889	32,165,697

Cash Flows from Investing Activities
Capital expenditures	(989,363)	(657,753)
Purchase of Investments	(580,709)	—
Net cash used in investing activities	(1,570,072)	(657,753)

Cash Flows from Financing Activities
Payments on long-term debt	—	(11,200,000)
Proceeds from long-term debt	—	8,200,000
Member unit repurchases	(89,000)	(116,900)
Payment on finance lease liability	(93,020)	(88,055)
Member distributions paid	(15,240,000)	(18,130,900)
Net cash used in financing activities	(15,422,020)	(21,335,855)

Net Decrease in Cash and Cash Equivalents	(8,769,203)	10,172,089

Cash and Cash equivalents – Beginning of Period	29,790,258	7,549,008

Cash and Cash equivalents – End of Period	$21,021,055	$17,721,097

Supplemental Cash Flow Information
Cash paid for interest	$41,079	$83,207

Supplemental Disclosure of Noncash Financing and Investing Activities
Capital expenditures included in accounts payable	$6,507	$121,955

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Notes to Condensed Unaudited Financial Statement
July 31, 2023

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

In the opinion of management, the interim condensed financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for fair presentation of the Company's financial position as of July 31, 2023 and the results of operations and cash flows for all periods presented.

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
The Company generally sells ethanol and related products pursuant to marketing agreements. The Company’s products are shipped FOB shipping point. The Company recognizes revenue when control of goods is transferred, the customer has taken title and has assumed the risks and rewards of ownership, prices are fixed or determinable and collectability is reasonably assured. For ethanol sales by single manifest railcars and trucks, and distillers grains sales, control transfers when loaded into the rail car. For ethanol sales by unit trains, control transfers once the last railcar of the unit train has loaded and the shipping documentation transferred to the marketer.
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

HIGHWATER ETHANOL, LLC
Notes to Condensed Unaudited Financial Statement
July 31, 2023

•ethanol sales
•modified distillers grains sales
•dried distillers grains sales
•corn oil sales

Disaggregation of revenue:

All revenue recognized in the statement of operations is considered to be revenue from contracts with customers. The following table depicts the disaggregation of revenue according to product line for the three and nine months ended July 31, 2023 and 2022:

	Three Months Ended July 31, 2023	Three Months Ended July 31, 2022	Nine Months Ended July 31, 2023	Nine Months Ended July 31, 2022
Revenue Sources	Amount	Amount	Amount	Amount

Ethanol Sales	$40,387,855	$50,607,863	$111,095,141	$132,332,356
Modified Distillers Grains Sales	2,368,669	2,358,380	8,624,145	6,581,213
Dried Distillers Grains Sales	6,169,886	6,977,470	19,232,278	18,348,779
Corn Oil Sales	3,701,272	4,116,944	11,249,662	10,875,374
Total Revenues	$52,627,682	$64,060,657	$150,201,226	$168,137,722

Contract assets and contract liabilities:

The Company receives payments from customers based upon contractual billing schedules; accounts receivable are recorded when the right to consideration becomes unconditional. Contract liabilities include payments received in advance of performance under the contract, and are realized with the associated revenue recognized under the contract.

The Company had short term contract liabilities from contracts with customers of $101,305 at July 31, 2023 and $0 at October 31, 2022.

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

HIGHWATER ETHANOL, LLC
Notes to Condensed Unaudited Financial Statement
July 31, 2023

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

In accordance with the Company’s policy for evaluating impairment of long-lived assets described above, when a triggering event occurs management evaluates the recoverability of the facilities based on projected future cash flows from operations over the facilities’ estimated useful lives. In determining the projected future undiscounted cash flows, the Company makes significant assumptions concerning the future viability of the ethanol industry, the future price of corn in relation to the future price of ethanol and the overall demand in relation to production and supply capacity. The Company has not recorded any impairment for the nine months ended July 31, 2023 and 2022.

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts receivable, and accounts payable, and other working capital items approximate fair value at July 31, 2023 due to the short maturity nature of these instruments (Level 2).

Derivative instruments are carried at fair value, based on dealer quotes and live trading levels (Note 5).

Investments

The Company has a 5.26% investment interest in an unlisted company, Renewable Products Marketing Group, LLC (RPMG), who markets the Company’s ethanol. The Company also has a 7% ownership interest in Lawrenceville Tank, LLC (LT), which owns and operates a trans load/tank facility near Atlanta, Georgia. These investments are flow-through entities and are being accounted for by the equity method of accounting under which the Company’s share of net income is recognized as income in the Company’s statements of operations and added to the investment account. Distributions or dividends received from the investment are treated as a reduction of the investment account. The Company consistently follows the practice of recognizing the net income (loss) from equity method investments based on the most recent reliable data. Therefore, the net income (loss) which is reported in the Company's statement of operations for the period ended July 31, 2023 is based on the investee’s results of operations for the period ended June 30, 2023.

The Company has cost method of investments in cooperatives. The corresponding patronage income is recorded in costs of goods sold.

HIGHWATER ETHANOL, LLC
Notes to Condensed Unaudited Financial Statement
July 31, 2023

Grants

The Minnesota State Legislature established the Bioincentive Program in 2015 to encourage commercial-scale production of advanced biofuels, renewable chemicals, and biomass thermal energy through production incentive payments. Eligible producers of cellulosic ethanol may receive $0.16 per gallon of cellulosic ethanol produced subject to program funding limitations. On February 17, 2023, the Company received an award from the Bioincentive Program of approximately $100,000. The award was recorded in the first quarter of fiscal 2023 in other income. On May 22, 2023, the Company received an award from the Bioincentive Program of approximately $81,000. The award was recorded in the second quarter of fiscal 2023 in other income.

The Company received an award from the United States Department of Agriculture (USDA) Biofuel Producer Program of approximately $508,000. The Biofuel Producer Program was created as part of the Coronavirus Aid Relief and Economic Security Act. The USDA announced that the funds were made available to provide economic relief to biofuels producers who faced unexpected market losses due to the COVID-19 pandemic and support a significant market for agricultural producers who supply products used in biofuel production. The award was recorded in the third quarter of fiscal 2023 in other income.

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

3. INVENTORIES

Inventories consisted of the following at:

	July 31, 2023	October 31, 2022

Raw materials	$9,008,102	$11,103,311
Spare parts and supplies	6,018,941	4,800,511
Work in process	1,290,661	1,342,412
Finished goods	4,225,010	1,951,288
Total	$20,542,714	$19,197,522

The Company recorded a lower of cost or net realizable value write-down on finished goods inventory of approximately $16,000 and $0 at July 31, 2023 and October 31, 2022, respectively.

4. DERIVATIVE INSTRUMENTS

As of July 31, 2023, the Company had entered into corn, natural gas and ethanol derivative instruments, which are required to be recorded as either assets or liabilities at fair value in the balance sheet. The Company uses these instruments to manage risks from changes in market rates and prices. Derivatives qualify for treatment as hedges when there is a high correlation between the change in fair value of the derivative instrument and the related change in value of the underlying hedged item. The Company may designate the hedging instruments based upon the exposure being hedged as a fair value hedge or a cash flow hedge. The derivative instruments outstanding at July 31, 2023 are not designated as hedges for accounting purposes.

HIGHWATER ETHANOL, LLC
Notes to Condensed Unaudited Financial Statement
July 31, 2023

Commodity Contracts

The following tables provide details regarding the Company's derivative instruments at July 31, 2023 and October 31, 2022:

Instrument	Balance Sheet location	July 31, 2023	October 31, 2022

Corn, natural gas and ethanol contracts
In gain position		$226,563	$—
In loss position		(1,065,276)	(1,101,594)
Deposits with broker		1,392,332	1,845,108
	Current assets	$553,619	$743,514

The Company has 713,000 bushels of corn inventory delivered under delayed-pricing contracts as of July 31, 2023. The contracts have various pricing deadlines through August 31, 2023. The Company is subject to risk of changes in the corn market until they are priced.

The following tables provide details regarding the gains (losses) from the Company's derivative instruments in the statements of operations, none of which are designated as hedging instruments:

	Statement of	Three Months Ended July 31,
	Operations location	2023	2022
Ethanol contracts	Revenues	$3,202	$89,502
Corn contracts	Cost of goods sold	135,095	520,787
Natural gas contracts	Cost of goods sold	(3,044)	52,562

	Statement of	Nine Months Ended July 31,
	Operations location	2023	2022
Ethanol contracts	Revenues	$79,608	$13,223
Corn contracts	Cost of goods sold	583,682	587,214
Natural gas contracts	Cost of goods sold	76,959	(165,349)

5. FAIR VALUE MEASUREMENTS

The following table provides information on those assets (liabilities) measured at fair value on a recurring basis.

	Fair Value as of	Fair Value Measurement Using
	July 31, 2023	Level 1	Level 2	Level 3
Derivative instruments - commodities
In gain position	$226,563	$4,500	$222,063	$—
In loss position	(1,065,276)	(59,304)	(1,005,972)	—

	Fair Value as of	Fair Value Measurement Using
	October 31, 2022	Level 1	Level 2	Level 3
Derivative instruments - commodities
In loss position	$(1,101,594)	$(45,075)	$(1,056,519)	$—

The Company determines the fair values of commodities by obtaining the fair value measurements from an independent pricing service based on dealer quotes and live trading levels from the Chicago Board of Trade.

HIGHWATER ETHANOL, LLC
Notes to Condensed Unaudited Financial Statement
July 31, 2023

6. DEBT FINANCING

The Company had no long-term debt at July 31, 2023 or October 31, 2022, respectively.

Bank Financing

The Company has a loan facility with Compeer Financial f/k/a AgStar Financial Services, PCA ("Compeer") that includes a $20,000,000 Term Revolving Loan and a Revolving Line of Credit Loan. The loan facility with Compeer is secured by substantially all business assets and also subjects the Company to various financial and non-financial covenants.
Term Revolving Loan
The Term Revolving Loan is for $20,000,000, and has a variable interest rate based on the Wall Street Journal's Prime Rate plus 10 basis points with a minimum interest rate of 2.10%. The applicable interest rate at July 31, 2023 was 8.35%. The Term Revolving Loan may be advanced, repaid and re-borrowed during the term. Monthly interest payments are due on the Term Revolving Loan. Payment of all amounts outstanding are due on November 1, 2027. The outstanding balance on this note was $0 at July 31, 2023. The Company pays interest at a rate of 1.50% on amounts outstanding for letters of credit which also reduce the amount available under the Term Revolving Loan. The Company has no letters of credit outstanding at July 31, 2023. The Company is also required to pay unused commitment fees for the Term Revolving Loan.

Revolving Line of Credit Loan

The Revolving Line of Credit Loan is for an amount equal to the borrowing base, with a maximum limit of $10,000,000, and has a variable interest rate based on the Wall Street Journal's Prime Rate plus 10 basis points with a minimum interest rate of 2.10%. The amount available to borrow per the borrowing base calculations at July 31, 2023 was approximately $3,633,000. The applicable interest rate at July 31, 2023 was 8.35%. The Revolving Line of Credit Loan may be advanced, repaid and re-borrowed during the term. Monthly interest payments are due on the Revolving Line of Credit Loan with payment of all amounts outstanding due on November 1, 2023. The maturity date may be extended for up to four additional one year terms upon written request of the Company which will be deemed automatically granted by Compeer upon written certification that there is no event of default. The Company has requested a one year extension. The outstanding balance on this note was $0 at July 31, 2023. The Company is also required to pay unused commitment fees for the Revolving Line of Credit Loan.

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

HIGHWATER ETHANOL, LLC
Notes to Condensed Unaudited Financial Statement
July 31, 2023

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

The Company determines if an arrangement is a lease or contains a lease at inception. The Company’s operating and finance leases have remaining lease terms of approximately 1 year and 6 years, respectively. These leases include options to extend the lease. When it is reasonably certain the Company will exercise those options, the Company will update the remaining terms of the leases. The Company does not have lease arrangements with residual value guarantees, sale leaseback terms or material restrictive covenants.

The following table summarizes the remaining maturities of the Company’s operating and finance lease liabilities as of July 31, 2023:

For the Period Ending July 31,	Operating Leases	Finance Leases
2024	$154,440	$178,800
2025	—	178,800
2026	—	178,800
2027	—	178,800
2028	—	178,800
Thereafter	—	223,500
Totals	154,440	1,117,500
Amount representing interest	(4,164)	(173,640)
Lease liability	$150,276	$943,860

Lease Cost	Three Months ended July 31, 2023	Nine Months ended July 31, 2023

Operating lease cost	$42,120	$126,360
Short term lease cost	11,898	33,829
Finance lease cost
Amortization of leased assets	34,323	102,970
Interest on lease liabilities	13,267	41,079

Net lease cost	$101,608	$304,238

HIGHWATER ETHANOL, LLC
Notes to Condensed Unaudited Financial Statement
July 31, 2023

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

Forward Contracts

In the ordinary course of business, we enter into forward contracts for our commodity purchases and sales. Forward contracts outstanding are as follows at July 31, 2023:

	Quantity	Average Price	Date Delivery Through

Purchase of corn (in bushels):
Basis Contracts	1,829,973		12/31/25
Priced Contracts	1,409,266	$5.90	12/31/24
Total	3,239,239

Purchase of natural gas (in dekatherms):
Priced contracts	3,053,000	$3.66	10/31/26
Total	3,053,000

Purchase of denaturant (in gallons):
Priced contracts	175,750	$1.64	8/31/23
Total	175,750

Sales of dry distillers grains (in tons):
Priced contracts	14,725	$220.28	12/31/23
Total	14,725

Sales of modified distillers grains (in tons)
Priced contracts	1,300	$122.00	9/30/23
Total	1,300

Sales of corn oil (in pounds)
Priced contracts	2,679,980	$0.63	9/30/23
Total	2,679,980

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three and nine month periods ended July 31, 2023, compared to the same periods of the prior fiscal year. This discussion should be read in conjunction with the condensed financial statements and notes and the information contained in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2022.

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

Results of Operations for the Three Months Ended July 31, 2023 and 2022

    The following table shows the results of our operations and the approximate percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our unaudited statements of operations for the three months ended July 31, 2023 and 2022:

	2023		2022
Statements of Operations Data	Amount (unaudited)	%	Amount (unaudited)	%

Revenues	$52,627,682	100.00%	$64,060,657	100.00%
Cost of Goods Sold	45,669,225	86.78%	56,706,871	88.52%
Gross Profit	6,958,457	13.22%	7,353,786	11.48%
Operating Expenses	909,475	1.73%	869,036	1.36%
Operating Income	6,048,982	11.49%	6,484,750	10.12%
Other Income (Expense), net	655,601	1.25%	4,117,955	6.43%
Net Income	$6,704,583	12.74%	$10,602,705	16.55%

The following table shows the sources of our revenue for the three months ended July 31, 2023 and 2022:

	2023		2022
Revenue Sources	Amount (Unaudited)	%	Amount (Unaudited)	%

Ethanol Sales	$40,387,855	76.74%	$50,607,863	79.00%
Modified Distillers Grains Sales	2,368,669	4.50%	2,358,380	3.68%
Dried Distillers Grains Sales	6,169,886	11.73%	6,977,470	10.89%
Corn Oil Sales	3,701,272	7.03%	4,116,944	6.43%
Total Revenues	$52,627,682	100.00%	$64,060,657	100.00%

Revenue

    Ethanol
    Our ethanol revenues were lower for the three months ended July 31, 2023, as compared to the three months ended July 31, 2022. Revenue from ethanol sales decreased by approximately 20.2% during the three months ended July 31, 2023, as compared to the three months ended July 31, 2022, due primarily to a decrease in the average price per gallon of ethanol and a decrease in the number of gallons of ethanol sold during the three months ended July 31, 2023.
The average price per gallon of ethanol sold for the three months ended July 31, 2023 was approximately 9.9% lower than the average price we received for the three months ended July 31, 2022. Ethanol prices for the three months ended July 31, 2023, as compared to the three months ended July 31, 2022 were lower due primarily to lower corn and energy prices. However, the issuance of an emergency waiver by the Environmental Protection Agency in April 2023 allowing E15 to be sold during the summer months likely had a positive impact on ethanol prices for the period.
Year round ethanol sales of E15 could continue to have a positive effect on domestic ethanol demand. Other factors likely to affect ethanol prices in the future include changes in domestic corn prices and corn supply, changes in energy prices, trade disputes with foreign governments, changes in foreign ethanol demand and our ability to receive a premium on ethanol shipped to California pursuant to the Low Carbon Fuel Standard. In addition, global economic uncertainty, inflation, market disruptions and increased volatility in commodity prices could impact the market price of ethanol.
The number of gallons of ethanol sold during the three months ended July 31, 2023 decreased by approximately 11.6%, as compared to the three months ended July 31, 2022, due to timing of shipments. Our ethanol production levels for the three months ended July 31, 2023 were at an annual rate of approximately 70 million gallons. Management anticipates that the amount of ethanol produced could decrease in the future if operating conditions worsen and we reduce ethanol production levels. Ethanol production could also decrease if delayed rail car shipments affect our ability to get sufficient rail cars to transport our ethanol.

We had gains related to ethanol based derivative instruments of $3,202 and $89,502 for the three months ended July 31, 2023 and 2022, respectively. These gains increased our ethanol revenue during these periods.

Distillers Grains

    Revenue from distillers grains sales decreased by approximately 8.5% during the three months ended July 31, 2023, as compared to the three months ended July 31, 2022. The tons of dried distillers grains sold during the three months ended July 31, 2023, decreased by approximately 1.1%, as compared to the three months ended July 31, 2022. The tons of modified distillers grains sold during the three months ended July 31, 2023, decreased by approximately 1.4%, as compared to the three months ended July 31, 2022. Management anticipates that the amount of distillers grains produced may decrease in the future if operating conditions worsen and there is a reduction in ethanol production levels which would then have a corresponding effect on distillers grains. In addition, an increase in ethanol or corn oil yields could have a negative effect of distillers grains production levels.

    For the three months ended July 31, 2023, the average price per ton of dried distillers grains sold was approximately 10.6% lower than the average price we received during the three months ended July 31, 2022, due primarily to decreases in the domestic prices of corn and soybeans for the period. For the three months ended July 31, 2023, the average price per ton of modified distillers grains sold was approximately 1.9% higher than during the three months ended July 31, 2022, due to increased demand in our local area.

    Distillers grains prices typically change in proportion to domestic corn and soybean prices. Domestic demand for distillers grains could decrease due to declining corn or soybean prices or decreasing cattle numbers resulting from droughts in the western and southern United States. Other factors likely to affect distillers grains prices include prices and availability of other commodities, the continued imposition by China of anti-dumping and anti-subsidy duties on distillers grains produced in the United States and other trade actions by the United States and foreign governments.

Corn Oil

Revenue from corn oil sales decreased by approximately 10.1% during the three months ended July 31, 2023, as compared to the three months ended July 31, 2022. This is primarily the result of a decrease in the price of corn oil sold during the three months ended July 31, 2023, partially offset by an increase in pounds of corn oil sold for the period. The average price per pound of corn oil sold was approximately 27.3% lower during the three months ended July 31, 2023, as compared to the three months ended July 31, 2022, due to an increase in corn oil and soy oil production which outpaced demand. Factors likely to affect corn oil prices include corn oil and soy oil supply, biodiesel demand, prices of corn and soybeans, the status of the biodiesel blenders' tax credit and new crop corn oil content.

The pounds of corn oil sold during the three months ended July 31, 2023, increased by approximately 24.5% compared to the three months ended July 31, 2022. Management anticipates that the amount of corn oil produced may decrease in the future if there is a reduction in ethanol production levels which would then have a corresponding effect on corn oil. However, an increase in corn oil yields due to improved efficiencies or a corn crop with higher oil content could contribute to higher corn oil production levels.

At July 31, 2023, we had 2,679,980 pounds of forward corn oil sales contracts valued at approximately $1,700,000 for various delivery periods through September 30, 2023.

Cost of Goods Sold

    Our two largest costs of production are corn (82.5% of cost of goods sold for the three months ended July 31, 2023) and natural gas (2.9% of cost of goods sold for the three months ended July 31, 2023). Our total cost of goods sold was approximately (19.5)% less during the three months ended July 31, 2023, as compared to the three months ended July 31, 2022.

Corn

    Our average price per bushel of corn for the three months ended July 31, 2023 decreased by approximately 12.3% per bushel, as compared to the three months ended July 31, 2022, primarily due to a lower market value for corn as a result of increases in projected stocks. Weather and projected yields have also had an effect on corn prices.
    Management expects there to be an adequate corn supply available in our area to operate the ethanol plant. However, corn prices are dependent on weather conditions, supply and demand, stocks and other factors which could contribute to price volatility and significantly impact our costs of production. In addition, corn prices could continue to be impacted in the future by global economic uncertainty, rising inflation, market disruptions and increased volatility in commodity prices.

    We used approximately the same number of bushels of corn in the three months ended July 31, 2023, as compared to the three months ended July 31, 2022.

    At July 31, 2023, we had 1,829,973 bushels of forward fixed basis corn purchase contracts and 1,409,266 bushels of forward fixed price corn contracts valued at approximately $8,322,000. These purchase contracts are for various delivery periods through December 31, 2025.

We had gains related to corn derivative instruments of $135,095 and $520,787 for the three months ended July 31, 2023 and 2022, respectively. These gains reduced our cost of goods sold during these periods.

Natural Gas

    The average market price per MMBTU of natural gas was approximately 11.6% higher for the three months ended July 31, 2023, as compared to the three months ended July 31, 2022, due primarily to an increase in natural gas demand due to hotter temperatures. Factors such as industry production problems or large increases in natural gas demand in the future could have a negative effect on natural gas prices.

    For the three months ended July 31, 2023, we used approximately 1.7% more natural gas as compared to the three months ended July 31, 2022.

    At July 31, 2023, we had 3,053,000 MMBTUs of forward natural gas purchase contracts valued at approximately $11,166,000 for various delivery periods through October 31, 2026.

For the three months ended July 31, 2023 and 2022, we recorded gains (losses) due to the change in fair value of our outstanding natural gas derivative positions of approximately ($3,044) and $52,562, respectively which reduced (increased) our cost of goods sold during these periods.

Operating Expense

    We had operating expenses for the three months ended July 31, 2023 of $909,475, as compared to operating expenses of $869,036 for the three months ended July 31, 2022. Management attributes this increase in operating expenses primarily to an increase in insurance and IT fees for the three months ended July 31, 2023, as compared to the three months ended July 31, 2022. Management continues to pursue strategies to optimize efficiencies and maximize production. These efforts may result in a decrease in our operating expenses on a per gallon basis. However, because these expenses do not vary with the level of production at the plant, we expect our operating expenses to remain relatively steady.

Other Income (Expense), net

    We had total other income (expenses), net for the three months ended July 31, 2023 of $655,601, as compared to $4,117,955 for the three months ended July 31, 2022. Our other income (expenses), net for the three months ended July 31, 2023, was lower due primarily to a decrease in grant income.

Results of Operations for the Nine Months Ended July 31, 2023 and 2022

    The following table shows the results of our operations and the approximate percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our unaudited statements of operations for the nine months ended July 31, 2023 and 2022:

	2023		2022
Statements of Operations Data	Amount (unaudited)	%	Amount (unaudited)	%

Revenues	$150,201,226	100.00%	$168,137,722	100.00%
Cost of Goods Sold	137,226,195	91.36%	137,932,301	82.04%
Gross Profit	12,975,031	8.64%	30,205,421	17.96%
Operating Expenses	3,193,120	2.13%	2,998,787	1.78%
Operating Income	9,781,911	6.51%	27,206,634	16.18%
Other Income (Expense), net	1,002,477	0.67%	4,184,640	2.49%
Net Income	$10,784,388	7.18%	$31,391,274	18.67%

The following table shows the sources of our revenue for the nine months ended July 31, 2023 and 2022:

	2023		2022
Revenue Sources	Amount (Unaudited)	%	Amount (Unaudited)	%

Ethanol Sales	$111,095,141	73.96%	$132,332,356	78.70%
Modified Distillers Grains Sales	8,624,145	5.74%	6,581,213	3.91%
Dried Distillers Grains Sales	19,232,278	12.81%	18,348,779	10.91%
Corn Oil Sales	11,249,662	7.49%	10,875,374	6.47%
Total Revenues	$150,201,226	100.00%	$168,137,722	100.00%

Revenue

    Ethanol
    Our ethanol revenues were lower for the nine months ended July 31, 2023, as compared to the nine months ended July 31, 2022. Revenue from ethanol sales decreased by approximately 10.7% during the nine months ended July 31, 2023, as compared to the nine months ended July 31, 2022, due primarily to a decrease in the average price per gallon partially offset by an increase in the number of gallons of ethanol sold during the nine months ended July 31, 2023.
The average price per gallon of ethanol sold for the nine months ended July 31, 2023 was approximately 16.9% lower than the average price we received for the nine months ended July 31, 2022. Ethanol prices for the nine months ended July 31, 2022, as compared to the nine months ended July 31, 2022 were lower due primarily to lower oil and gas prices. However, the issuance of an emergency waiver by the Environmental Protection Agency in April 2023 allowing E15 to be sold during the summer months likely had a positive impact on ethanol prices for the period.
Year round ethanol sales of E15 could continue to have a positive effect on domestic ethanol demand. Other factors likely to affect ethanol prices in the future include changes in domestic corn prices and corn supply, changes in energy prices, trade disputes with foreign governments, changes in foreign ethanol demand and our ability to receive a premium on ethanol shipped to California pursuant to the Low Carbon Fuel Standard. In addition, global economic uncertainty, inflation, market disruptions and increased volatility in commodity prices could impact the market price of ethanol.
The number of gallons of ethanol sold during the nine months ended July 31, 2023 increased by approximately 1.3%, as compared to the nine months ended July 31, 2022, due to timing of shipments. Our ethanol production levels for the nine months ended July 31, 2023 were at an annual rate of approximately 70 million gallons. Management anticipates that the amount of ethanol produced could decrease in the future if operating conditions worsen and we reduce ethanol production levels. Ethanol production could also decrease if delayed rail car shipments affect our ability to get sufficient rail cars to transport our ethanol.

We had gains related to ethanol based derivative instruments of $79,608 and $13,223 for the nine months ended July 31, 2023 and 2022, respectively. These gains increased our ethanol revenue during these periods.

Distillers Grains

    Revenue from distillers grains sales increased by approximately 11.7% during the nine months ended July 31, 2023, as compared to the nine months ended July 31, 2022. The tons of dried distillers grains sold during the nine months ended July 31, 2023, decreased by approximately 5.7%, as compared to the nine months ended July 31, 2022. However, the tons of modified distillers grains sold during the nine months ended July 31, 2023, increased by approximately 12.9%, as compared to the nine months ended July 31, 2022. Management anticipates that the amount of distillers grains produced may decrease in the future if operating conditions worsen and there is a reduction in ethanol production levels which would then have a corresponding effect on distillers grains. In addition, an increase in ethanol or corn oil yields could have a negative effect of distillers grains production levels.

    For the nine months ended July 31, 2023, the average price per ton of dried distillers grains sold was approximately 11.2% higher than the average price we received during the nine months ended July 31, 2022, due primarily to overall increases in the domestic prices of corn and soybeans for the period. However, prices of corn and soybeans declined towards the end of the period which had a negative impact on dried distillers grains prices. For the nine months ended July 31, 2023, the average price per ton of modified distillers grains sold was approximately 16.0% higher than during the nine months ended July 31, 2022, due to increased demand in our local area.

    Distillers grains prices typically change in proportion to domestic corn and soybean prices. Domestic demand for distillers grains could continue to decrease due to declining corn or soybean prices or decreasing cattle numbers resulting from droughts in the western and southern United States. Other factors likely to affect distillers grains prices include prices and availability of other commodities, the continued imposition by China of anti-dumping and anti-subsidy duties on distillers grains produced in the United States and other trade actions by the United States and foreign governments.

Corn Oil

Revenue from corn oil sales increased by approximately 3.4% during the nine months ended July 31, 2023, as compared to the nine months ended July 31, 2022. This is primarily the result of an increase in pounds of corn oil sold for the period partially offset by a decrease in the price of corn oil sold during the nine months ended July 31, 2023. The average price per pound of corn oil sold was approximately 7.5% lower during the nine months ended July 31, 2023, as compared to the nine months ended July 31, 2022 due to an increase in corn oil and soy oil production which outpaced demand near the end of the current period. Factors likely to affect corn oil prices include corn oil and soy oil supply, biodiesel demand, prices of corn and soybeans, the status of the biodiesel blenders' tax credit and new crop corn oil content.

The pounds of corn oil sold during the nine months ended July 31, 2023, increased by approximately 12.3% compared to the nine months ended July 31, 2022. Management anticipates that the amount of corn oil produced may decrease in the future if there is a reduction in ethanol production levels which would then have a corresponding effect on corn oil. However, an increase in corn oil yields due to improved efficiencies or a corn crop with higher oil content could contribute to higher corn oil production levels.

At July 31, 2023, we had 2,679,980 pounds of forward corn oil sales contracts valued at approximately $1,700,000 for various delivery periods through May 31, 2023.

Cost of Goods Sold

    Our two largest costs of production are corn (83.3% of cost of goods sold for the nine months ended July 31, 2023) and natural gas (3.8% of cost of goods sold for the nine months ended July 31, 2023). Our total cost of goods sold was approximately 0.5% more during the nine months ended July 31, 2023, as compared to the nine months ended July 31, 2022.

Corn

    Our average price per bushel of corn for the nine months ended July 31, 2023 increased by approximately 1.5% per bushel, as compared to the nine months ended July 31, 2022, primarily due to overall higher market value for corn as a result of increased demand which outpaced supply and volatility in commodity prices. However, corn prices declined towards the end of the period as a result of increases in projected stocks which had a negative impact on corn prices for the period.
    Management expects there to be an adequate corn supply available in our area to operate the ethanol plant. However, corn prices are dependent on weather conditions, supply and demand, stocks and other factors which could contribute to price volatility and significantly impact our costs of production. In addition, corn prices could continue to be impacted in the future by global economic uncertainty, rising inflation, market disruptions and increased volatility in commodity prices.

    We used approximately the same number of bushels of corn in the nine months ended July 31, 2023, as compared to the nine months ended July 31, 2022.

    At July 31, 2023, we had 1,829,973 bushels of forward fixed basis corn purchase contracts and 1,409,266 bushels of forward fixed price corn contracts valued at approximately $8,322,000. These purchase contracts are for various delivery periods through December 31, 2025.

We had gains related to corn derivative instruments of $583,682 and $587,214 for the nine months ended July 31, 2023 and 2022, respectively. These gains reduced our cost of goods sold during these periods.

Natural Gas

    The average market price per MMBTU of natural gas was approximately 9.9% higher for the nine months ended July 31, 2023, as compared to the nine months ended July 31, 2022, due to the Russian invasion of Ukraine and an increase in natural gas demand due to hotter temperatures during the summer months. Factors such as industry production problems or large increases in natural gas demand in the future could have a negative effect on natural gas prices.

    For the nine months ended July 31, 2023, we used approximately the same amount of natural gas as compared to the nine months ended July 31, 2022.

    At July 31, 2023, we had 3,053,000 MMBTUs of forward natural gas purchase contracts valued at approximately $11,166,000 for various delivery periods through October 31, 2026.

For the nine months ended July 31, 2023 and 2022, we recorded gains (losses) due to the change in fair value of our outstanding natural gas derivative positions of approximately $76,959 and ($165,349), respectively which reduced (increased) our cost of goods sold during these periods.

Operating Expense

    We had operating expenses for the nine months ended July 31, 2023 of $3,193,120, as compared to operating expenses of $2,998,787 for the nine months ended July 31, 2022. Management attributes this increase in operating expenses primarily to an increase in professional and IT fees for the nine months ended July 31, 2023, as compared to the nine months ended July 31, 2022. Management continues to pursue strategies to optimize efficiencies and maximize production. These efforts may result in a decrease in our operating expenses on a per gallon basis. However, because these expenses do not vary with the level of production at the plant, we expect our operating expenses to remain relatively steady.

Other Income (Expenses), Net

    We had total other income (expenses), net for the nine months ended July 31, 2023 of $1,002,477, as compared to $4,184,640 for the nine months ended July 31, 2022. Our other income (expense), net for the nine months ended July 31, 2023, was lower due primarily to a decrease in grant income.

Changes in Financial Condition for the Nine Months Ended July 31, 2023

    The following table highlights the changes in our financial condition as of July 31, 2023 from our previous fiscal year ended October 31, 2022:

	July 31, 2023	October 31, 2022
Current Assets	$45,302,409	$54,690,546
Current Liabilities	11,613,406	21,872,751
Long-Term Liabilities	813,724	1,022,030
Current Assets

    The decrease in current assets is primarily the result of decreases in cash and cash equivalents and accounts receivable at July 31, 2023, as compared to October 31, 2022.

Current Liabilities

    The decrease in current liabilities is due primarily to decreases in accounts payable at July 31, 2023, as compared to October 31, 2022.

Long-Term Liabilities

    Long-term liabilities decreased at July 31, 2023, as compared to October 31, 2022, primarily due to the decrease in our lease liabilities.

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

The following table shows cash flows for the nine months ended July 31, 2023 and 2022:

	2023	2022
	(unaudited)	(unaudited)
Net cash provided by operating activities	$8,222,889	$32,165,697
Net cash used in investing activities	(1,570,072)	(657,753)
Net cash used in financing activities	(15,422,020)	(21,335,855)

Cash Flow From Operations

We had cash less cash provided by operating activities for the nine months ended July 31, 2023, as compared to the same period in 2022. This decrease in cash from operations was primarily due to a decrease in net income for the nine months ended July 31, 2023, as compared to the same period in 2022.

Cash Flow From Investing Activities

We used more cash in investing activities for the nine months period ended July 31, 2023, as compared to the same period in 2022. This change was primarily due to purchase of investments and an increase in capital expenditures during the nine months ended July 31, 2023.

Cash Flow From Financing Activities

We used less cash in financing activities during the nine month ended July 31, 2023, as compared to the same period in 2022. Our cash used in financing activities decreased primarily due to decreased distributions to our members and decreased payments on long-term debt during the nine months ended July 31, 2023.

Short-Term and Long-Term Debt Sources

    Our loan facility with Compeer Financial f/k/a AgStar Financial Services, PCA ("Compeer") includes a $20,000,000 Term Revolving Loan and a Revolving Line of Credit Loan. Our loan facility with Compeer is secured by substantially all business assets and also subjects the Company to various financial and non-financial covenants.

Term Revolving Loan

The Term Revolving Loan is for up to $20,000,000 with a variable interest rate based on the Wall Street Journal's Prime Rate plus 10 basis points with a minimum interest rate of 2.10%. The applicable interest rate at July 31, 2023 was 8.35%. The Term Revolving Loan may be advanced, repaid and re-borrowed during the term. Monthly interest payments are due on the Term Revolving Loan with payment of all amounts outstanding due on November 1, 2027. The outstanding balance on this note was $0 at July 31, 2023. We pay interest at a rate of 1.50% on amounts outstanding for letters of credit which also reduce the amount available under the Term Revolving Loan. We had no letters of credit outstanding at July 31, 2023. We are also required to pay unused commitment fees for the Term Revolving Loan.

Revolving Line of Credit Loan

The Revolving Line of Credit Loan is for an amount equal to the borrowing base, with a maximum limit of $10,000,000 with a variable interest rate based on the Wall Street Journal's Prime Rate plus 10 basis points with a minimum interest rate of 2.10%. The amount available to borrow per the borrowing base calculations at July 31, 2023 was approximately $3,633,000. The applicable interest rate at July 31, 2023 was 8.35%. The Revolving Line of Credit Loan may be advanced, repaid and re-borrowed during the term. Monthly interest payments are due on the Revolving Line of Credit Loan with payment of all amounts outstanding due on November 1, 2023. The maturity date may be extended for up to four additional one year terms upon our written request which will be deemed automatically granted by Compeer upon written certification that there is no event of default. We have requested a one year extension. The outstanding balance on this note was $0 at July 31, 2023. We are also required to pay unused commitment fees for the Revolving Line of Credit Loan.

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

Grants

The Minnesota State Legislature established the Bioincentive Program in 2015 to encourage commercial-scale production of advanced biofuels, renewable chemicals, and biomass thermal energy through production incentive payments. Eligible producers of cellulosic ethanol may receive $0.16 per gallon of cellulosic ethanol produced subject to program funding limitations. On February 17, 2023, we received an award from the Bioincentive Program of approximately $100,000. The award was recorded in the first quarter of fiscal 2023 in other income. On May 22, 2023, we received an award from the Bioincentive Program of approximately $81,000. The award was recorded in the second quarter of fiscal 2023 in other income.

We received an award from the United States Department of Agriculture (USDA) Biofuel Producer Program of approximately $508,000. The Biofuel Producer Program was created as part of the Coronavirus Aid Relief and Economic Security Act. The USDA announced that the funds were made available to provide economic relief to biofuels producers who faced unexpected market losses due to the COVID-19 pandemic and support a significant market for agricultural producers who supply products used in biofuel production. The award was recorded in the third quarter of fiscal 2023 in other income.

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

    As of July 31, 2023, the fair values of our commodity-based derivative instruments are a net liability of approximately $839,000. As the prices of the hedged commodity moves in reaction to market trends and information, our statement of operations will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to protect the Company over the term of the contracts for the hedged amounts.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from our Term Revolving Loan and Revolving Line of Credit Loan, each bearing a variable interest rate.  As of July 31, 2023, we had $0 outstanding on the Term Revolving Loan and the Revolving Line of Credit Loan. As of July 31, 2023, interest accrues on these loans at a variable interest rate based on the Wall Street Journal's Prime Rate plus 10 basis points with a minimum interest rate of 2.10% and the applicable interest rate was 8.35%. Given the balance owed on these loans as of July 31, 2023, we have determined that our exposure to market risk from changes in interest rates is not material. The specifics of each loan are discussed in greater detail in “Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

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

    In the ordinary course of business, we enter into forward contracts for our commodity purchases. At July 31, 2023, we had 1,829,973 bushels of forward fixed basis corn purchase contracts and 1,409,266 bushels of forward fixed price corn purchase contracts valued at approximately $8,322,000. These purchase contracts are for various delivery periods through December 31, 2025. At July 31, 2023, we had 3,053,000 MMBTUs of forward natural gas fixed price purchase contracts valued at approximately $11,166,000 for delivery periods through October 31, 2026. In addition, at July 31, 2023, we had 175,750 gallons of forward fixed price denaturant purchase contracts valued at approximately $288,000 for delivery periods through August 31, 2023.

    In the ordinary course of business, we enter into forward contracts for our commodity sales. At July 31, 2023, we had 14,725 tons of forward fixed price dried distillers grains sales contracts valued at approximately $3,244,000 for delivery periods through December 31, 2023. At July 31, 2023, we had 1,300 tons of forward fixed price modified distillers grains sales contracts valued at approximately $159,000 for delivery periods through September 30, 2023. At July 31, 2023, we had 2,679,980 pounds of forward fixed price corn oil sales contracts valued at approximately $1,700,000 for delivery periods through September 30, 2023.
    We recorded gains due to changes in the fair value of our outstanding corn derivative future positions of approximately $135,095 and $520,787 for the three months ended July 31, 2023 and 2022, respectively. We recorded gains due to changes in the fair value of our outstanding ethanol derivative future positions of approximately $3,202 and $89,502 for the three months ended July 31, 2023 and 2022, respectively. For the the three months ended July 31, 2023 and 2022, we recorded gains (losses) due to the change in fair value of our outstanding natural gas derivative future positions of approximately ($3,044) and $92,044, respectively.

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

A sensitivity analysis has been prepared to estimate our exposure to ethanol, distillers grains, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas prices and average ethanol and distillers grains prices as of July 31, 2023, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from July 31, 2023. The results of this analysis, which may differ from actual results, are approximately as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price as of July 31, 2023	Approximate Adverse Change to Income
Natural Gas	—	MMBTU	10%	$—
Ethanol	69,000,000	Gallons	10%	$15,663,000
Corn	19,761,000	Bushels	10%	$10,454,000
DDGs	105,000	Tons	10%	$2,100,000

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

Our management, including our Chief Executive Officer (the principal executive officer), Brian Kletscher, along with our Chief Financial Officer (the principal financial officer), Lucas Schneider, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of July 31, 2023.  Based on this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the nine months ended July 31, 2023, which were identified in connection with management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

    None.

Item 1A. Risk Factors

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

    None.

Item 4. Mine Safety Disclosures

    None.

Item 5. Other Information

    On February 6, 2023, Gerald Forsythe, our governor, posted a bid through FNCAgStock, our Unit Trading Bulletin Board, to buy some of our membership units at a stated price per unit. On March 20, 2023, Mr. Forsythe executed a contract for purchase of three of our membership units. The purchase was effective as of July 1, 2023. This purchase was intended to satisfy the affirmative defense conditions of a non-rule 10b5-1 trading arrangement.

On May 19, 2023, David Moldan, our governor, submitted an application for the transfer of two of our membership units due to the death of a family member. Mr. Moldan is the trustee of such family member’s trust and a beneficiary under the trust. The transfer was effective as of June 1, 2023.

Item 6. Exhibits.

(a)The following exhibits are filed as part of this report.

Exhibit No.	Exhibit
31.1	Certificate Pursuant to 17 CFR 240.13a-14(a)*
31.2	Certificate Pursuant to 17 CFR 240.13a-14(a)*
32.1	Certificate Pursuant to 18 U.S.C. Section 1350*
32.2	Certificate Pursuant to 18 U.S.C. Section 1350*
101.INS	Inline XBRL Instance Document – the instance document does not appear on the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in the Interactive Data Files submitted as Exhibit 101).
(+) Confidential Treatment Requested.
* Filed herewith.
** Furnished herewith.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HIGHWATER ETHANOL, LLC

Date:	September 13, 2023	/s/ Brian Kletscher
Brian Kletscher
Chief Executive Officer
(Principal Executive Officer)

Date:	September 13, 2023	/s/ Lucas Schneider
Lucas Schneider
Chief Financial Officer
(Principal Financial and Accounting Officer)