Form 10-K
period 2023-10-31
HIGHWATER ETHANOL LLC
filed 2024-01-18
CIK 1371451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

 For the fiscal year ended October 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.    ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b).    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes     ☒ No

As of April 30, 2023, the aggregate market value of the membership units held by non-affiliates (computed by reference to the most recent offering price of such membership units of $10,000) was $40,060,000. The Company is a limited liability company whose outstanding common equity is subject to significant restrictions on transfer under its Operating Agreement. No public market for common equity of Highwater Ethanol, LLC is established and it is unlikely in the foreseeable future that a public market for its common equity will develop.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  As of January 18, 2024, there were 4,754 membership units outstanding.

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

PART I

ITEM 1. BUSINESS

Business Development

    Highwater Ethanol, LLC (“we,” “our,” “Highwater Ethanol” or the “Company”) was formed as a Minnesota limited liability company on May 2, 2006 for the purpose of constructing, owning, and operating a 50 million gallon per year nameplate ethanol plant near Lamberton, Minnesota. Since August 2009, we have been engaged in the production of ethanol and distillers grains at the plant. In October 2019, our air permit application to the Minnesota Pollution Control Agency to allow for 70.2 million gallons of denatured ethanol per 12-month rolling average was approved. Our ethanol production levels for the fiscal year ended October 31, 2023 were at an annual rate of approximately 69 million gallons.

Financial Information

Please refer to “ITEM 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations” for information about our revenue, profit and loss measurements and total assets and liabilities and “ITEM 8 - Financial Statements and Supplementary Data” for our financial statements and supplementary data.
Principal Products

The principal products we currently produce at the ethanol plant are fuel-grade ethanol, distillers grains, and corn oil. The table below shows the approximate percentage of our total revenue which is attributed to each of our products for each of our last three fiscal years.

Product	Fiscal Year 2023	Fiscal Year 2022	Fiscal Year 2021
Ethanol	74%	78%	78%
Distillers Grains	18%	15%	16%
Corn Oil	8%	7%	6%

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

Our ethanol and distillers grains are primarily sold in the domestic market due to high transportation costs, and the fact that we are not located near a major international shipping port.

Over the past fiscal year, Canada was the top destination for ethanol exports. The European Union, United Kingdom and South Korea also imported a significant amount of ethanol from the United States. Exports of ethanol for this period have been lower when compared to the same period in 2022. Ethanol export demand is more unpredictable than domestic demand and tends to fluctuate over time as it is subject to monetary and political forces in other nations. Tariffs implemented by Brazil and China on ethanol imported from the United States have had a negative effect on export demand from those markets. Tariffs imposed by China remain unchanged. In March 2022, Brazil suspended its tariff through the end of 2022 on ethanol imported from the United States following a 10% reduction on the tariff in November 2021. However, Brazil reinstated the tariff earlier this year. Trade barriers with key markets may continue to negatively affect export demand.

    Historically, the United States ethanol industry has exported a significant amount of distillers grains to China. The imposition of anti-dumping and anti-subsidy duties by China over the past five years has resulted in a significant decline in demand from China requiring United States producers to seek out alternative markets. Over the past fiscal year, the United States exported a significant amount of distillers grains to Mexico, Indonesia, South Korea, and Vietnam. Exports of distillers grains decreased during this period when compared to the same period in 2022.

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

Distillers Grains

    On August 26, 2022, we entered into a marketing agreement with RPMG pursuant to which RPMG began purchasing and marketing all of the dried distillers grains produced at the plant beginning January 1, 2023. We pay RPMG a fee to market distillers grains to third party end purchasers and reimburse RPMG for certain charges paid to third parties. RPMG agrees to market our distillers grains using commercially reasonable efforts and endeavor to maximize price and minimize freight and other costs but does not guarantee the price that will be obtained from the sale. Following an initial term, the agreement will be automatically extended for additional terms unless either party gives proper notice of non-extension. We may immediately terminate the agreement upon written notice if: (1) RPMG fails on three separate occasions within a 12-month period to purchase distillers grains or market distillers grains, as not otherwise excused under the RPMG Agreement; or (2) upon RPMG's insolvency. RPMG may immediately terminate the agreement upon written notice if the variance of our actual distillers grains inventory when compared to monthly production and inventory estimates exceeds certain threshold amounts.

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

USP Grade High Purity Alcohol

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

Corn prices were lower during the fiscal year ended October 31, 2023 compared to the same period in 2022. On November 9, 2023, the United States Department of Agriculture ("USDA") released a report estimating the 2023 national corn crop at approximately 15.2 billion bushels, up 11% from last year's production, with yields averaging 174.9 bushels per acre. The USDA also reported area harvested for grain at 87.1 million acres, up 10% from 2022. Weather conditions, world supply and demand, current and anticipated corn stocks, agricultural policy and other factors can all contribute to volatility in corn prices.

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

We do not anticipate any problems securing the natural gas we need to operate our ethanol plant during our 2024 fiscal year.

Electricity

On June 28, 2007, we entered into an agreement for electric service with Redwood Electric Cooperative, Inc., (the "Cooperative") for the purchase and delivery of electric power and energy necessary to operate our ethanol plant. Upon execution of the agreement, we became a member of the Cooperative and are bound by its articles of incorporation and bylaws. This agreement remained in effect until September 19, 2017, when our new agreement with the Cooperative to purchase all of the electric power that we require for our ethanol plant became effective. The new agreement remained in effect until January 1, 2023 upon which time it automatically renewed for a five year period. The agreement will continue to automatically renew for additional five year periods unless we give at least one year's written notice of termination prior to the expiration of the then current term or if the agreement is otherwise terminated in accordance with its terms. For the electric power provided, in addition to certain penalties and adjustments, we will pay the following rates: (i) a facility charge based on the then current net plant value; (ii) a per KWh energy charge at the then current wholesale rate including distribution losses and margin requirements; (iii) an additional demand charge for the entire monthly demand (kW) that is coincident to the peak demand; and (iv) an additional delivery charge for the entire monthly demand (kW) that is coincident to the peak demand. The rates are updated annually. The rates set forth in the agreement terminate in the event that our firm non-coincident peak demand is less that 2,000 kW for twelve consecutive months or our rolling twelve month non-coincident load factor is less than 60% for twelve consecutive months. Upon termination of the agreement by either party for any reason, we remain responsible for payment of the facility charge for what would have been the remaining portion of the term.

We do not anticipate any problems securing the electricity we need to operate our ethanol plant during our 2024 fiscal year.

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

Working Capital

    We primarily use our working capital for purchases of raw materials necessary to operate the ethanol plant. Our primary sources of working capital are cash generated by our operations and our Term Revolving Loan and our Revolving Line of Credit Loan with Compeer Financial, PCA ("Compeer"). At October 31, 2023, we had approximately $20,000,000 available to draw on our Term Revolving Loan and approximately $0 available to draw on our Revolving Line of Credit Loan, respectively.

Dependence on One or a Few Major Customers

    As discussed above, we have a marketing agreement with RPMG for the marketing, sale and distribution of our ethanol and corn oil and began marketing, selling and distributing our distillers dried grains with solubles with RPMG beginning on January 1, 2023. We rely on RPMG for the sale and distribution of our ethanol, corn oil and distillers dried grains with solubles. Therefore, although there are other marketers in the industry, we are highly dependent and will continue to be highly dependent on RPMG for the successful marketing of our products. Any loss of RPMG as our marketing agent could have a significant negative impact on our revenues. We market and sell our own distillers modified wet grains.

Federal Ethanol Supports and Governmental Regulation

Federal Ethanol Supports

The ethanol industry is dependent on economic incentives to produce ethanol. One significant federal ethanol support is the Federal Renewable Fuels Standard (the “RFS”). The RFS requires that in each year, a certain amount of renewable fuels must be used in the United States. The RFS is a national program that does not require that any renewable fuels be used in any particular area or state, allowing refiners to use renewable fuel blends in those areas where it is most cost-effective. Starting in 2009, the RFS required that a portion of the RFS must be met by certain “advanced” renewable fuels. These advanced renewable fuels include ethanol that is not made from corn, such as cellulosic ethanol and biomass based biodiesel. The use of these advanced renewable fuels increased each year as a percentage of the total renewable fuels required to be used in the United States.

    The United States Environmental Protection Agency ("EPA") previously had the authority to waive the RFS statutory volume requirement, in whole or in part, provided one of the following two conditions have been met: (1) there is inadequate domestic renewable fuel supply; or (2) implementation of the requirement would severely harm the economy or environment of a state, region or the United States. Annually, the EPA was required by statute to pass a rule that establishes the number of gallons of different types of renewable fuels that must be used in the United States which is called the renewable volume obligation ("RVO"). For the last nine years of the program's statutory annual requirements, the EPA exercised its waiver authority and set the RVO below the statutory amount. The RFS began a new phase in 2023 as the EPA is now required to determine the annual RVO. The statutory volumes and the EPA's volumes for 2021 and 2022 and the EPA's volumes for 2023, 2024 and 2025 (in billion gallons) are as follows:

		Total Renewable Fuel	Portion of Volume Requirement That Can Be Met By Corn-based Ethanol
2021	Statutory	33.00	15.00
	EPA Rule 7/2022	18.84	13.79
2022	Statutory	36.00	15.00
	EPA Rule 7/2022	20.63 (+0.25)	15.00
2023	EPA Rule 7/2023	20.94 (+0.25)	15.00
2024	EPA Rule 7/2023	21.54	15.00
2025	EPA Rule 7/2023	22.33	15.00

    Small refineries can petition the EPA annually for an exemption from their ethanol use requirements for the prior compliance year. The EPA granted significantly more small refinery waivers in 2018 and 2019 than in past years and did not reallocate the waived gallons to other refiners. These actions resulted in decreased ethanol demand which led to reduced market ethanol prices and negative operating margins in the ethanol industry. In January 2020, the Tenth Circuit Court of Appeals ruled that small refinery exemptions may only be granted to refineries that had secured them continuously each year since 2010. Consistent with this ruling, in September 2020, the EPA denied certain small refinery exemption petitions filed by oil refineries in 2020 seeking retroactive relief from their ethanol use requirements for prior years. However, in June 2021, the U.S. Supreme Court partially reversed the decision finding that a small refinery may obtain a hardship exemption even if its earlier exemption had lapsed in one or more previous years. In June 2022, the EPA announced the denial of 69 small refinery exemption petitions for one or more compliance years between 2016 and 2021 on the grounds that the petitioners had failed to show that the EPA had a basis to approve them. In July 2023, the EPA announced the denial of 26 small refinery exemption petitions for one or more compliance years between 2016 and 2023 on the grounds that the petitioners had failed to show that the EPA had a basis to approve them.

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
Most ethanol that is used in the United States is sold in a blend called E10. E10 is a blend of 10% ethanol and 90% gasoline. E10 is approved for use in all standard vehicles. In 2022, gasoline demand in the United States was approximately 135.73 billion gallons compared to consumption of approximately 135.06 billion gallons in 2021. Assuming that all gasoline in the United States is blended at a rate of 10% ethanol and 90% gasoline, the maximum demand for ethanol domestically would then be approximately 13.57 billion gallons per year for 2022. This is commonly referred to as the “blending wall,” which represents a theoretical limit where more ethanol cannot be blended into the national gasoline pool. This is a theoretical limit because it is not possible to blend ethanol into every gallon of gasoline that is being used in the United States and it discounts the possibility of additional ethanol used in higher percentage blends such as E85 used in flex fuel vehicles. Gasoline demand increased for 2023 but remained shy of pre-COVID-19 levels.

     In June 2012, the EPA gave final approval for the sale of E15, gasoline which is blended at a rate of 15% ethanol and 85% gasoline, for use in vehicles manufactured in the model year 2001 and later. Although there have been significant steps towards introduction of E15 in the marketplace, there are still obstacles to meaningful market penetration by E15. Many states still have regulatory issues that hamper or prevent the sale of E15. In addition, sales of E15 may be limited because E15 is not approved for use in all vehicles, the EPA requires a label that may discourage consumers from using E15, and retailers may choose not to sell E15 due to concerns regarding liability. Previously, different gasoline blendstocks were required at certain times of the year in order to use E15 due to federal regulations related to fuel evaporative emissions which may prevent E15 from being used during certain times of the year in various states. In May of 2019, the EPA issued a final rule allowing the year-round sale of E15. However, in June of 2021, the U.S. Court of Appeals for the District of Columbia struck down this rule finding that the EPA had exceeded its authority. In May 2022, the EPA issued an emergency waiver to allow sales of E-15 during the summer months. In March 2023, the EPA proposed a rule to allow year-round sales but the rule would not take effect until 2024. Therefore, in May 2023, the EPA again issued an emergency waiver to temporarily allow summer sales of E-15 in 2023.

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

In May 2020, the United States Department of Agriculture ("USDA") announced the Higher Blends Infrastructure Incentive Program which consists of up to $100 million in funding for grants to be used to increase the availability of higher blends of ethanol and biodiesel fuels. Funds may be awarded to retailers such as fueling stations and convenience stores to assist in the cost of installation or upgrading of fuel pumps and other infrastructure. Earlier this year, the USDA awarded $25 million in grants to 59 biofuel infrastructure projects through the HBIIP. In June 2023, the USDA announced that the department would accept new applications for $450 million in grants through the HBIIP, accessible in quarterly windows starting July 2023 and ending September 30, 2024.

On August 16, 2022, the Inflation Reduction Act of 2022, which has several provisions that may benefit the ethanol industry, was signed into law. Since then, the Department of the Treasury (“Treasury”) has issued proposed regulations on certain aspects of the new law and more are forthcoming; however, considerable uncertainty remains as to how many of the new provisions will be implemented. The Inflation Reduction Act maintains the 12-year credit period for the existing Section 45Q tax credit for carbon capture and storage ("CCS"). However, the Act extends eligibility for the credit to facilities that have commenced construction by December 31, 2032, and substantially lowers the minimum annual capture requirements to 12,500 tons for qualifying facilities. In addition, the potential credit rate is increased five times for industrial facilities and power plants that capture their carbon emissions to $85 per metric ton of carbon oxide stored in secure geologic formations, $60 per ton for the beneficial utilization of captured carbon emissions, and $60 per ton for carbon oxide stored in oil and gas fields. Prevailing wage and apprenticeship requirements must be met by the facility to claim the full amount of the higher credit. On August 29, 2023, the Treasury issued proposed regulations providing guidance on when and how to satisfy the prevailing wage and apprenticeship requirements, with comments due to the Treasury by October 29, 2023, with final regulations coming thereafter. In addition, projects will now be eligible to be directly paid for the credit by the Internal Revenue Service for the first five years with no direct pay for many projects for the final seven years of the credit, and, as an alternative to direct pay, projects will now be allowed to sell their credits to unrelated third parties for cash without adverse tax consequences. This direct pay and credit transfer feature is another area where the Treasury provided guidance in June 2023 through proposed and temporary regulations.

The Act also creates a new Clean Fuel Production Tax Credit under Section 45Z for the production of low-emissions transportation fuel produced and sold in 2025, 2026 and 2027, subject to certain requirements as to prevailing wage and apprenticeship. For other than certain tax-exempt entities, this credit is not eligible for direct pay but may be sold or otherwise transferred in most circumstances. Note that the Act provides that the Clean Fuel Production Tax Credit is not available for a facility that qualifies for the Section 45Q tax credit. Additional incentives for production of sustainable aviation fuel and $500 million in funding for biofuels infrastructure funding are also included in the Act.

Effect of Governmental Regulation

The government's regulation of the environment changes constantly. We are subject to extensive air, water and other environmental regulations and we have been required to obtain a number of environmental permits to construct and operate the plant. It is possible that more stringent federal or state environmental rules or regulations could be adopted, which could require us to obtain additional or new permits or spend considerable resources in complying with such regulations and increase our operating costs and expenses. It also is possible that federal or state environmental rules or regulations could be adopted that could have an adverse effect on the use of ethanol. For example, changes in the environmental regulations regarding the required oxygen content of automobile emissions could have an adverse effect on the ethanol industry. Additionally, any changes that are made to the ethanol plant or its operations must be reviewed to determine if amended permits need to be obtained in order to implement these changes. During the fiscal year ended October 31, 2023, we incurred costs and expenses of approximately $330,000 complying with environmental laws.

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

Competition

Ethanol

We are in direct competition with numerous ethanol producers, many of whom have greater resources than we do. Following the significant growth during 2005 and 2006, the ethanol industry has grown at a much slower pace. As of December 6, 2023, the Renewable Fuels Association estimates that the ethanol production facilities in the U.S. have the capacity to produce approximately 17.8 billion gallons of ethanol.

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

Following the acquisition of several plants by POET Biorefining from Flint Hill Resources in 2021, the largest ethanol producers currently include Archer Daniels Midland, Green Plains Renewable Energy, POET Biorefining and Valero Renewable Fuels, each of which are capable of producing significantly more ethanol than we produce. The following table identifies the majority of the largest ethanol producers in the United States along with their approximate production capacities.

U.S. FUEL ETHANOL PRODUCTION CAPACITY
BY TOP PRODUCERS
Producers of Approximately 750
million gallons per year (mmgy) or more

Company	Approximate Capacity (mmgy)
POET Biorefining	3,005
Valero Renewable Fuels	1,642
Archer Daniels Midland	1,613
Green Plains Renewable Energy	903

    We face competition from ethanol produced outside of the United States. Ethanol imports have been lower in recent years due to the increase by Brazil in 2013 of its domestic ethanol use requirement from 20% to 25% and the institution in 2017 of a quota and tariff on ethanol produced in the United States and exported to Brazil which have likely decreased the amount of ethanol Brazil has available for export. If competition from ethanol imports were to increase again that could negatively impact demand for ethanol produced in the United States which could result in lower operating margins.

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

Corn Oil Competition

    We compete with many ethanol producers for the sale of corn oil. Many ethanol producers have installed the equipment necessary to separate corn oil from the distillers grains they produce which has increased competition for corn oil sales and has resulted in lower market corn oil prices. We also face competition from soybean oil which is being used with increasing frequency as a feedstock in biodiesel production.

Employees

We depend on our employees to operate our plant. While we face competition to attract and retain personnel with the necessary skills, we believe that we compete favorably on the basis of wages and benefits and our commitment to training and development. In addition, the safety of our employees is our highest priority. We have developed and enforce workplace safety policies and programs in order to maintain a high standard for performance in our operations and ensure the safety of our workers. As of October 31, 2023, we had 43 full-time employees. We do not expect the number of employees to materially change in the next twelve months.

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

    Declines in the price of ethanol or distillers grains would reduce our revenues. The sale prices of ethanol and distillers grains can be volatile as a result of a number of factors such as overall supply and demand, the price of gasoline and corn, levels of government support, and the availability and price of competing products. Any lowering of ethanol or distillers grains prices, especially if it is associated with increases in corn and natural gas prices, may affect our ability to operate profitably. We anticipate the price of ethanol and distillers grains to continue to be volatile in our 2024 fiscal year. Declines in the prices we receive for our ethanol and distillers grains will lead to decreased revenues and may result in our inability to operate the ethanol plant profitably for an extended period of time which could decrease the value of our units.

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

    If RPMG, which markets our ethanol, corn oil and distillers grains, fails it may negatively impact our ability to profitably operate the ethanol plant. Our ethanol, corn oil and distillers grains are marketed by RPMG. Therefore, nearly all of our revenue is derived from sales that are secured by RPMG. If RPMG is unable to market our ethanol, corn oil and distillers grains, it may negatively impact our ability to profitably operate the ethanol plant. While management believes that we could secure an alternative marketer if RPMG were to fail, switching marketers may negatively impact our cash flow and our ability to continue to operate profitably, which may decrease the value of our units.

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

    COVID-19 or another pandemic could negatively impact our ability to operate our business which could decrease or eliminate the value of our units. COVID-19 disrupted the operations of many businesses in the U.S. and globally. The effects of COVID-19 or another pandemic could result in our experiencing labor shortages, delays in delivery of supplies or shipping disruptions of our products which could force us to suspend operations or reduce production.  Any shut down of operations or reduction in production, especially for an extended period of time, could reduce or eliminate the value of our units.

The invasion of Ukraine by Russia and resulting sanctions by the United States, European Union and other countries have resulted in a slowdown in global economic growth, rising inflation, market disruptions and increased volatility in commodity prices in the United States. On February 24, 2022, a full-scale military invasion of Ukraine by Russian troops was reported. In response to the attacks on Ukraine, sanctions and other penalties have been levied by the United States, European Union and other countries and additional sanctions and penalties have been proposed. The invasion by Russia and resulting sanctions created global economic uncertainty and resulted in significant market disruptions and increased volatility in commodity prices such as corn, oil and natural gas. Although the duration and extent of the ongoing military conflict is highly unpredictable and the magnitude of the potential economic impact is currently unknown, Russian military actions and resulting sanctions have had and may in the future have a negative effect on our financial condition and operating results.

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

Risks Related to Regulation and Governmental Action

    Government incentives for ethanol production may be eliminated in the future, which could hinder our ability to operate at a profit. The ethanol industry is assisted by various federal ethanol incentives, including the RFS set forth in the Energy Policy Act of 2005. The RFS helps support a market for ethanol that might disappear without this incentive. The United States Environmental Protection Agency ("EPA") has the authority to set the volume requirement. Any future reduction of the volume requirements under the RFS by the EPA could decrease the market price and demand for ethanol which will negatively impact our financial performance.

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

All of our tangible and intangible property, real and personal, serves as the collateral for our credit facility with Compeer. Our credit facility is discussed in more detail under “ITEM 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

    None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED MEMBER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of January 18, 2024, we have 4,754 membership units outstanding and 1,347 unit holders of record.

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

The following table contains historical information by fiscal quarter for the fiscal years ended October 31, 2023 and 2022 regarding the actual unit transactions that were completed by our unit-holders during the periods specified. We believe this most accurately represents the current trading value of the Company's units. The information was compiled by reviewing the completed unit transfers that occurred on our Unit Trading Bulletin Board during the quarters indicated.

Quarter	Low Price	High Price	Average Price	# of Units Traded
2023 4th	$17,500	$18,000	$17,667	6
2023 3rd	$17,000	$17,500	$17,214	7
2023 2nd	$14,500	$15,000	$14,885	13
2023 1st	$13,000	$13,800	$13,347	19
2022 4th	$13,200	$13,200	$13,200	2
2022 3rd	$9,250	$11,100	$9,981	44
2022 2nd	$9,000	$9,250	$9,130	25
2022 1st	$7,000	$8,600	$7,815	13

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

Performance Graph

    The following graph shows a comparison of cumulative total member return since October 31, 2018, calculated on a dividend reinvested basis, for the Company, the NASDAQ Composite Index (the "NASDAQ") and an index of other companies that have the same SIC codes as the Company (the "Industry Index"). The graph assumes $100 was invested in each of our units, the NASDAQ, and the Industry Index on October 31, 2018. Note that historic stock price performance is not necessarily indicative of future unit price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Highwater Ethanol, the NASDAQ Composite Index
and the NASDAQ Clean Edge Green Energy Index
$450
$400
$350
$300
$250
$200
$150
$100
$50
$0
10/18
10/19
10/20
10/21
10/22
10/23
Highwater Ethanol
NASDAQ Composite
NASDAQ Clean Edge Green Energy

*$100 invested on 10/31/18 in stock or index, including reinvestment of dividends.
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

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Units Purchased	Average Price Paid per Unit $	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs
August 1, 2023 - August 31, 2023	—	—	—	—
September 1, 2023 - September 30, 2023	1	10,000	—	—
October 1, 2023 - October 31, 2023	—	—	—	—
Total	1	$10,000	—	—

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Fiscal Years Ended October 31, 2023 and 2022

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, gross profit, operating expenses, operating profit and other items to total revenues in our statements of operations for the fiscal years ended October 31, 2023 and 2022:

	2023		2022
Statements of Operations Data	Amount	%	Amount	%
Revenues	$199,052,359	100.00%	$221,373,253	100.00%
Cost of Goods Sold	179,483,134	90.17%	188,444,980	85.13%
Gross Profit	19,569,225	9.83%	32,928,273	14.87%
Operating Expenses	4,210,764	2.11%	3,988,371	1.80%
Operating Profit	15,358,461	7.72%	28,939,902	13.07%
Other Income (Expense), Net	1,380,843	0.69%	4,385,503	1.98%
Net Income	$16,739,304	8.41%	$33,325,405	15.05%

The following table shows the sources of our revenues for the fiscal years ended October 31, 2023 and 2022.

	2023		2022
Revenue Sources	Amount	Percentage of Total Revenues	Amount	Percentage of Total Revenues
Ethanol Sales	$148,417,723	74.56%	$172,742,300	78.03%
Modified Wet Distillers Grains Sales	10,396,222	5.22%	8,979,383	4.06%
Dried Distillers Grains Sales	24,775,374	12.45%	24,712,352	11.16%
Corn Oil Sales	15,463,040	7.77%	14,939,218	6.75%
Total Revenues	$199,052,359	100.00%	$221,373,253	100.00%

Revenues

    Ethanol

    Our total revenues were lower for the fiscal year ended October 31, 2023, compared to the fiscal year ended October 31, 2022. Revenue from ethanol sales decreased by approximately 14.1% during the fiscal year ended October 31, 2023 compared to the fiscal year ended October 31, 2022 primarily due to a decrease in the average price per gallon of ethanol sold during the fiscal year ended October 31, 2023 compared to the fiscal year end October 31, 2022.

The average ethanol sales price per gallon we received for the fiscal year ended October 31, 2023 was approximately 14.4% lower than the average price received for the fiscal year ended October 31, 2022. Ethanol sales prices were lower for the current period due primarily to lower corn and energy prices.

Year round ethanol sales of E15 could have a positive effect on domestic ethanol demand and the market price of ethanol. Other factors likely to affect ethanol prices in the future include changes in domestic corn prices and corn supply, changes in energy prices, trade disputes with foreign governments, changes in foreign ethanol demand and our ability to receive a premium on ethanol shipped to California pursuant to the Low Carbon Fuel Standard. In addition, global economic uncertainty, inflation, market disruptions and increased volatility in commodity prices could impact the market price of ethanol.
The number of gallons of ethanol sold were similar during the fiscal year ended October 31, 2023, as compared to the fiscal year ended October 31, 2022. Our ethanol production levels for the fiscal year ended October 31, 2023 are at an annual rate of approximately 69 million gallons. Management anticipates that the amount of ethanol produced could decrease in the future if operating conditions worsen and we reduce ethanol production levels. Ethanol production could also decrease if delayed rail car shipments affect our ability to get sufficient rail cars to transport our ethanol.

For the fiscal year ended October 31, 2023 and October 31, 2022, we recorded gains due to changes in the fair value of our outstanding ethanol derivative positions of approximately $79,000, respectively. These gains increased our ethanol revenue during these periods.

    Distillers Grains

    Revenue from distillers grains sales increased by approximately 4.4% during the fiscal year ended October 31, 2023, compared to the fiscal year ended October 31, 2022, due to an increase in the price of distillers grains during the period.

For the fiscal year ended October 31, 2023, the average price per ton that we received for our dried distillers grains was approximately 4.3% higher than the average price we received during the fiscal year ended October 31, 2022, due primarily to increases in the domestic prices of soybeans for the period. For the fiscal year ended October 31, 2023, the average price per ton that we received for our modified distillers grains was approximately 8.4% higher than during the fiscal year ended October 31, 2022, due to increased demand in our local area and increases in the domestic prices of soybeans for the period.

Distillers grains prices typically change in proportion to domestic corn and soybean prices. Domestic demand for distillers grains could decrease due to decreasing cattle numbers resulting from droughts in the western and southern United States. Other factors likely to affect distillers grains prices include prices and availability of other commodities, the continued imposition by China of anti-dumping and anti-subsidy duties on distillers grains produced in the United States and other trade actions by the United States and foreign governments.

Overall, the number of tons of distillers grains sold increased during our fiscal year ended October 31, 2023, as compared to the fiscal year ended October 31, 2022, due primarily to a small increase in corn ground. Management anticipates that the amount of distillers grains produced may decrease in the future if current positive operating conditions worsen and there is a reduction in ethanol production levels which would then have a corresponding effect on distillers grains. In addition, an increase in ethanol or corn oil yields could have a negative effect of distillers grains production levels.

Corn Oil

Revenue from corn oil sales increased by approximately 3.5% for the fiscal year ended October 31, 2023, as compared to the fiscal year ended October 31, 2022 primarily due to increases in the pounds of corn oil sold during the fiscal year ended October 31, 2023, compared to the fiscal year ended October 31, 2022.

The average price per pound of corn oil sold during the fiscal year ended October 31, 2023 decreased 8.7% due primarily to an increase in corn oil and soy oil production which outpaced demand. Factors likely to affect corn oil prices include corn oil and soy oil supply, biodiesel demand, prices of corn and soybeans, the status of the biodiesel blenders' tax credit and new crop corn oil content.

The pounds of corn oil we sold during the fiscal year ended October 31, 2023 increased by approximately 13% as compared to the pounds of corn oil we sold for the fiscal year ended October 31, 2022. Management anticipates that the amount of corn oil produced may decrease in the future if there is a reduction in ethanol production levels which would then have a corresponding effect on corn oil. However, an increase in corn oil yields due to improved efficiencies or a corn crop with higher oil content could contribute to higher corn oil production levels.

Cost of Goods Sold

    Our two largest costs of production are corn (80.4% of cost of goods sold for the fiscal year ended October 31, 2023) and natural gas (3.5% of cost of goods sold for the fiscal year ended October 31, 2023). Our total cost of goods sold was approximately 4.8% less during the fiscal year ended October 31, 2023, compared to the fiscal year ended October 31, 2022.

Corn

    Our average price per bushel of corn for the fiscal year ended October 31, 2023 decreased by approximately 5.3% compared to the fiscal year ended October 31, 2022 primarily due to lower market value for corn as a result of increases in projected stocks and volatility in commodity prices. Weather and projected yields have also had an effect on corn prices during the period. We used approximately the same number of bushels of corn in the fiscal year ended October 31, 2023 as compared to the fiscal year ended October 31, 2022.

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

At October 31, 2023, we had approximately 692,000 bushels of forward fixed basis corn purchase contracts and 413,000 bushels of forward fixed price corn purchase contracts valued at approximately $2,128,000 for various delivery periods through December 2025.

For the fiscal years ended October 31, 2023 and October 31, 2022, we recorded gains due to changes in the fair value of our outstanding corn derivative positions of approximately $1,435,000 and $1,018,000, respectively. These gains reduced our cost of goods sold during these periods.

Natural Gas

    For the fiscal year ended October 31, 2023, we purchased approximately the same amount of natural gas as compared to the same period of 2022.

The average price per MMBTU of natural gas increased by approximately 6.3% compared to the fiscal year ended October 31, 2022. Increases in natural gas prices towards the beginning of our fiscal year were due in part to the Russian invasion of Ukraine and then higher natural gas demand over the summer months. However, because we have sufficient forward natural gas purchase contracts in place for our current needs, we paid even or below market prices for our natural gas. Factors such as industry production problems or large increases in natural gas demand in the future could have a negative effect on natural gas prices.

    At October 31, 2023, we had approximately 726,000 MMBTUs of forward fixed basis natural gas contracts and 2,685,000 MMBTUs of fixed price natural gas contracts valued at approximately $10,155,000 for delivery periods through October 2026.

For the fiscal years ended October 31, 2023 and October 31, 2022, we recorded gains (losses) due to the change in fair value of our outstanding natural gas derivative positions of approximately $71,000 and ($77,000), respectively, which reduced (increased) our cost of goods sold during these periods.

Operating Expenses

    We had operating expenses for the fiscal year ended October 31, 2023 of $4,210,764 compared to operating expenses of $3,988,371 for the fiscal year ended October 31, 2022. Management attributes this increase in operating expenses to an increase in insurance and IT fees. We continue to pursue strategies to optimize efficiencies and maximize production. These efforts may result in a decrease in our operating expenses on a per gallon basis. However, because these expenses do not vary with the level of production at the plant, we expect our operating expenses to remain relatively steady.

Other Income, Net

    We had total other income for the fiscal year ended October 31, 2023 of $1,380,843 compared to total other income of $4,385,503 for the fiscal year ended October 31, 2022. Our other income for the fiscal year ended October 31, 2022, was higher due primarily to the award of approximately $4,100,000 received from the USDA Biofuel Producer Program compared to $508,000 received for the fiscal year ended October 31, 2023.

Results of Operations for the Fiscal Years Ended October 31, 2022 and 2021

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, gross loss, operating expenses, operating loss and other items to total revenues in our statements of operations for the fiscal years ended October 31, 2022 and 2021:

	2022		2021
Statements of Operations Data	Amount	%	Amount	%
Revenues	$221,373,253	100.00%	$158,717,536	100.00%
Cost of Goods Sold	188,444,980	85.13%	143,172,419	90.21%
Gross Profit	32,928,273	14.87%	15,545,117	9.79%
Operating Expenses	3,988,371	1.80%	3,234,524	2.03%
Operating Profit	28,939,902	13.07%	12,310,593	7.76%
Other Income, Net	4,385,503	1.98%	1,430,335	0.90%
Net Income	$33,325,405	15.05%	$13,740,928	8.66%

The following table shows the sources of our revenues for the fiscal years ended October 31, 2022 and 2021.

	2022		2021
Revenue Sources	Amount	Percentage of Total Revenues	Amount	Percentage of Total Revenues
Ethanol Sales	$172,742,300	78.03%	$122,902,729	77.43%
Modified Wet Distillers Grains Sales	8,979,383	4.06%	4,899,649	3.09%
Dried Distillers Grains Sales	24,712,352	11.16%	21,090,325	13.29%
Corn Oil Sales	14,939,218	6.75%	9,824,833	6.19%
Total Revenues	$221,373,253	100.00%	$158,717,536	100.00%

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

The average ethanol sales price per gallon we received for the fiscal year ended October 31, 2022 was approximately 30.9% higher than the average price received for the fiscal year ended October 31, 2021. Ethanol sales prices were higher for the fiscal year ended October 31, 2022 due to higher corn and energy prices, increases in ethanol demand, global economic uncertainty and rising inflation and the Russian invasion of Ukraine.

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

The average price per pound of corn oil sold during the fiscal year ended October 31, 2022 increased by approximately 43.8% due to an increase in the domestic prices of corn and soybeans and increased biodiesel production for the period.

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

Corn

    Our average price per bushel of corn for the fiscal year ended October 31, 2022 increased by approximately 27.0% compared to the fiscal year ended October 31, 2021 primarily due to higher market value for corn as a result of increased demand which outpaced supply and volatility in commodity prices. We also used approximately 8.9% more bushels of corn in the fiscal year ended October 31, 2022 as compared to the fiscal year ended October 31, 2021 due to increased ethanol production.

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

Operating Expenses

    We had operating expenses for the fiscal year ended October 31, 2022 of $3,988,371 compared to operating expenses of $3,234,524 for the fiscal year ended October 31, 2021. Management attributes this increase in operating expenses to an increase in professional fees and consulting fees. We continue to pursue strategies to optimize efficiencies and maximize production. These efforts may result in a decrease in our operating expenses on a per gallon basis. However, because these expenses do not vary with the level of production at the plant, we expect our operating expenses to remain relatively steady.

Other Income, Net

    We had total other income for the fiscal year ended October 31, 2022 of $4,385,503 compared to total other income of $1,430,335 for the fiscal year ended October 31, 2021. Our other income for the fiscal year ended October 31, 2022, was higher due primarily to the award of approximately $4,100,000 received from the USDA Biofuel Producer Program.

Changes in Financial Condition for the Fiscal Years Ended October 31, 2023 and 2022

    The following table highlights the changes in our financial condition for the fiscal year ended October 31, 2023 from our previous fiscal year ended October 31, 2022:

	October 31, 2023	October 31, 2022
Current Assets	$62,247,517	$54,690,546
Current Liabilities	20,565,125	21,872,751
Long-Term Liabilities	780,059	1,022,030

    Current Assets. The increase in current assets was primarily the result of increases in cash and cash equivalents at October 31, 2023, as compared to October 31, 2022. This was partially offset by a decrease in accounts receivable and inventories.

    Current Liabilities. The decrease in current liabilities was primarily the result of decreases in accounts payable at October 31, 2023, as as compared to October 31, 2022 due primarily to a decrease in corn prices.

    Long-Term Liabilities. Long-term liabilities decreased at October 31, 2023, as compared to October 31, 2022, primarily due to our rail lease expiring in June 2024 making those liabilities current.

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

The following table shows cash flows for the fiscal years ended October 31, 2023 and 2022:

	October 31, 2023	October 31, 2022

Net cash provided by operating activities	$29,052,134	$45,466,441
Net cash used in investing activities	(1,858,703)	(1,360,170)
Net cash used in financing activities	(15,463,889)	(21,865,021)

    Cash Flow From Operations

We had less cash from operations for the fiscal year ended October 31, 2023, as compared to the fiscal year ended October 31, 2022 due to a decrease in net income and changes in accounts payable during the fiscal year ended October 31, 2023.

Cash Flow From Investing Activities

We used more cash for investing activities during the fiscal year ended October 31, 2023, as compared to the fiscal year ended October 31, 2022. This change was primarily due to an increase of purchased investments.

    Cash Flow From Financing Activities

We used less cash in financing activities during the fiscal year ended October 31, 2023, as compared to the fiscal year ended October 31, 2022. Our cash used in financing activities decreased primarily due to decreased distributions to our members and decreased payments on long term debt during the fiscal year ended October 31, 2023 as compared to October 31, 2022.

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

Term Revolving Loan

The Term Revolving Loan is for up to $20,000,000 with a variable interest rate based on the Wall Street Journal's Prime Rate plus 10 basis points with a minimum interest rate of 2.10%. The applicable interest rate at October 31, 2023 was 8.60%. The Term Revolving Loan may be advanced, repaid and re-borrowed during the term. Monthly interest payments are due on the Term Revolving Loan with payment of all amounts outstanding due on November 1, 2027. The outstanding balance on this note was $0 at October 31, 2023. We pay interest at a rate of 1.50% on amounts outstanding for letters of credit which also reduce the amount available under the Term Revolving Loan. We had no letters of credit outstanding at October 31, 2023. We are also required to pay unused commitment fees for the Term Revolving Loan.

Revolving Line of Credit Loan

The Revolving Line of Credit Loan is for an amount equal to the borrowing base, with a maximum limit of $10,000,000 with a variable interest rate based on the Wall Street Journal's Prime Rate plus 10 basis points with a minimum interest rate of 2.10%. The amount available to borrow per the borrowing base calculations at October 31, 2023 was approximately $0. The applicable interest rate at October 31, 2023 was 8.60%. The Revolving Line of Credit Loan may be advanced, repaid and re-borrowed during the term. Monthly interest payments are due on the Revolving Line of Credit Loan with payment of all amounts outstanding due on November 1, 2024. The maturity date may be extended for up to four additional one year terms upon our written request which will be deemed automatically granted by Compeer upon written certification that there is no event of default. We have previously been granted one extension. The outstanding balance on this note was $0 at October 31, 2023. We are also required to pay unused commitment fees for the Revolving Line of Credit Loan.

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

Grants

The Minnesota State Legislature established the Bioincentive Program in 2015 to encourage commercial-scale production of advanced biofuels, renewable chemicals, and biomass thermal energy through production incentive payments. Eligible producers of cellulosic ethanol may receive $0.16 per gallon of cellulosic ethanol produced subject to program funding limitations. We recorded awards from the Bioincentive Program in other income of approximately $268,00 and $202,00 during the fiscal year ended October 31, 2023 and 2022, respectively.

The Biofuel Producer Program was created as part of the Coronavirus Aid Relief and Economic Security Act. The USDA announced that the funds were made available to provide economic relief to biofuels producers who faced unexpected market losses due to the COVID-19 pandemic and support a significant market for agricultural producers who supply products used in biofuel production. We recorded awards from the Biofuel Producer Program in other income of approximately $508,000 and $4,100,000 during the fiscal years ended October 31, 2023 and 2022, respectively.

Capital Expenditures

    We commenced a construction project during our 2023 fiscal year to expand our lab and add additional office space. We anticipate that the project will be completed in the first quarter of our 2024 fiscal year, cost approximately $1,000,000 and be funded from operations.

We have also approved a project to add an additional fermentation tank which is expected to cost approximately $4,000,000 and be funded from operations and existing debt facilities. We entered into an agreement on December 21, 2023 with Nelson Baker Biotech, Inc. to construct the fermentation tank. We expect that construction will commence in spring of 2024 and be completed in approximately October 2024. The amendment to our air permit to add the fermentation tank was approved by the Minnesota Pollution Control Agency on March 4, 2022.

Contractual Cash Obligations

    In addition to our long-term debt obligations, we have certain other contractual cash obligations and commitments. The following tables provide information regarding our contractual obligations and approximate commitments as of October 31, 2023:

	Payment Due By Period
	Total	Less than One Year	One to Three Years	Three to Five Years	After Five Years
Long-Term Debt Obligations	$—	$—	$—	$—	$—
Operating Lease Obligations	112,320	112,320	—	—	—
Capital Lease Obligations	1,072,800	178,800	357,600	357,600	178,800
Purchase Obligations	12,699,823	8,449,393	4,250,430	—	—
Total Contractual Obligations	$13,884,943	$8,740,513	$4,608,030	$357,600	$178,800

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

As of October 31, 2023, the fair values of our commodity-based derivative instruments are a net liability of approximately $1,497,000. As the prices of the hedged commodity moves in reaction to market trends and information, our statement of operations will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to protect the Company over the term of the contracts for the hedged amounts.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from our Term Revolving Loan and Revolving Line of Credit Loan, each bearing a variable interest rate.  As of October 31, 2023, interest accrues on these loans at a variable interest rate based on the Wall Street Journal's Prime Rate plus 10 basis points with a minimum interest rate of 2.10% and the applicable interest rate was 8.60%. As of October 31, 2023, we had $0 outstanding on the Term Revolving Loan and $0 outstanding on the Revolving Line of Credit Loan. The specifics of each note are discussed in greater detail in “Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

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

In the ordinary course of business, we enter into forward contracts for our commodity purchases. At October 31, 2023, we have approximately 692,000 bushels of forward fixed basis corn contracts and 413,000 bushels of forward fixed price corn contracts valued at approximately $2,128,000. These purchase contracts are for various delivery periods through December 2025. At October 31, 2023, we have approximately 726,000 MMBTUs of forward fixed basis natural gas contracts and 2,685,000 MMBTUs of fixed price natural gas contracts valued at approximately $10,155,000 for delivery periods through October 2026. In addition, at October 31, 2023, we have approximately 222,000 gallons of forward fixed price denaturant purchase contracts valued at approximately $416,000 for delivery periods through December 2023.

    In the ordinary course of business, we enter into forward contracts for our commodity sales. At October 31, 2023 we have no forward fixed price ethanol sales contracts. At October 31, 2023, we have approximately 8,700 tons of forward fixed price dried distillers grains sales contracts valued at approximately $1,686,000 for delivery periods through March 2024. At October 31, 2023, we have approximately 14,000 tons of forward fixed price modified distillers grains sales contracts valued at approximately $1,274,000 for delivery periods through May 2024. In addition, at October 31, 2023, we have approximately

3,648,000 pounds of forward fixed price corn oil sales contracts valued at approximately $2,200,000 for delivery periods through February 2024.
    We recorded gains due to changes in the fair value of our outstanding corn derivative positions for the fiscal year ended October 31, 2023 of approximately $1,435,000. We recorded gains due to changes in the fair value of our outstanding corn derivative future positions for the fiscal year ended October 31, 2022 of approximately $1,018,000. For the fiscal year ended October 31, 2023, we recorded gains due to changes in the fair value of our outstanding ethanol derivative future positions of approximately $79,000. For the fiscal year ended October 31, 2022, we recorded gains due to changes in the fair value of our outstanding ethanol derivative future positions of approximately $79,000. For the fiscal years ended October 31, 2023, we recorded gains due to the change in fair value of our outstanding natural gas derivative future positions of approximately $71,000. For the fiscal year ended October 31, 2022, we recorded losses due to the change in fair value of our outstanding natural gas derivative future positions of approximately $77,000.

As commodity prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to produce long-term positive growth for us.

A sensitivity analysis has been prepared to estimate our exposure to ethanol, distillers grains, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas prices and average ethanol and distillers grains prices as of October 31, 2023 net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from October 31, 2023.

The results of this analysis, which may differ from actual results, are approximately as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price as of 10/31/2023	Approximate Adverse Change to Income
Natural Gas	—	MMBTU	10%	$—
Ethanol	69,000,000	Gallons	10%	$14,076,000
Corn	22,105,000	Bushels	10%	$10,146,000
DDGs	111,000	Tons	10%	$2,003,000

For comparison purposes, the results of our sensitivity analysis for October 31, 2022, were as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price as of 10/31/2022	Approximate Adverse Change to Income
Natural Gas	38,000	MMBTU	10%	$24,000
Ethanol	69,000,000	Gallons	10%	$16,146,000
Corn	21,083,000	Bushels	10%	$14,442,000
DDGs	110,000	Tons	10%	$2,684,000

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members and the Board of Governors of Highwater Ethanol, LLC

Opinion on the Financial Statements
We have audited the accompanying balance sheets of Highwater Ethanol, LLC (the Company) as of October 31, 2023 and 2022, the related statements of operations, changes in members’ equity, and cash flows for each of the three years in the period ended October 31, 2023, and the related notes to the financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2023 and 2022, and the results of its operations and its cash flows for the each of the three years in the period ended October 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Ethanol Revenue
As describe in Notes 1 and 11 to the financial statements, the Company has an exclusive marketing agreement ("agreement") with RPMG, Inc. (“RPMG”) for the purposes of marketing and distributing the Company's ethanol production. The ethanol marketing agreement provides that the Company can sell its ethanol production through an index arrangement established by RPMG. For the fiscal year ending October 31, 2023, management of the Company elected to sell its ethanol production through this index arrangement, which totaled $148,687,325. For ethanol index pricing, RPMG has discretion to determine the price and the terms and conditions of the sale of the Company's ethanol production that is sold and marketed as indexed gallons.

We identified ethanol revenue associated with index arrangement contracts as a critical audit matter because of the subjective auditor judgment required to audit ethanol revenue due to RPMG having discretion to determine the price and terms and conditions of the sale.

Our audit procedures related to the revenue recognition for ethanol sales included the following, among others:
•We obtained and reviewed the terms of the ethanol marketing agreement to identify the relevant terms and conditions which would impact the Company’s accounting conclusions.
•We obtained an understanding of the RPMG index pricing used for determining the price of indexed gallons.
•We confirmed with RPMG the total ethanol gallons sold, total price paid by, and indexed ethanol pricing for the fiscal year ending October 31, 2023 ethanol sales.

•We inspected a selection of invoices for ethanol sales to RPMG and tested selected shipping records and customer payments.
•We performed substantive analytical procedures over ethanol revenue using independent sources.

/s/ RSM US LLP

We have served as the Company’s auditor since 2013.

Sioux Falls, South Dakota
January 18, 2024

HIGHWATER ETHANOL, LLC
Balance Sheets

ASSETS	October 31, 2023	October 31, 2022

Current Assets
Cash and cash equivalents	$41,519,800	$29,790,258
Derivative instruments	923,251	743,514
Accounts receivable	2,935,253	3,970,064
Inventories	16,113,187	19,197,522
Prepaids and other	756,026	989,188
Total current assets	62,247,517	54,690,546

Property and Equipment
Land and land improvements	13,210,145	13,152,403
Buildings	38,862,183	38,848,218
Office equipment	1,231,526	1,223,869
Plant and process equipment	87,740,728	87,235,438
Vehicles	160,259	123,779
Construction in progress	1,072,117	426,294
	142,276,958	141,010,001
Less accumulated depreciation	(109,998,247)	(100,585,625)
Net property and equipment	32,278,711	40,424,376

Other Assets
Investments	4,876,963	3,823,638
Right of use asset - operating leases	110,040	267,731
Right of use asset - finance leases	823,763	961,057
Other	208,232	708,232
Deposits	493,330	312,269
Total other assets	6,512,328	6,072,927

Total Assets	$101,038,556	$101,187,849

LIABILITIES AND MEMBERS' EQUITY	October 31, 2023	October 31, 2022

Current Liabilities
Accounts payable	$18,760,447	$20,068,351
Accrued expenses	1,562,707	1,521,820
Current portion of operating lease liability	110,038	157,691
Current portion of finance lease liability	131,933	124,889
Total current liabilities	20,565,125	21,872,751

Long-Term Liabilities
Operating lease liability	—	110,040
Finance lease liability	780,059	911,990
Total Long-Term Liabilities	780,059	1,022,030

Commitments and Contingencies (Note 11)

Members' Equity
Members' equity, 4,754 and 4,764 units outstanding, respectively	79,693,372	78,293,068
Total Liabilities and Members’ Equity	$101,038,556	$101,187,849

Notes to Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Statements of Operations

	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	October 31, 2023	October 31, 2022	October 31, 2021

Revenues	$199,052,359	$221,373,253	$158,717,536

Cost of Goods Sold	179,483,134	188,444,980	143,172,419

Gross Profit	19,569,225	32,928,273	15,545,117

Operating Expenses	4,210,764	3,988,371	3,234,524

Operating Profit	15,358,461	28,939,902	12,310,593

Other Income (Expense)
Interest income	441,746	51,714	4,763
Other income	813,046	4,336,119	1,015,720
Interest expense	(226,891)	(281,791)	(516,338)
Gain on debt extinguishment	—	—	712,200
Income from equity method investments	352,942	279,461	213,990
Total other income (expense), net	1,380,843	4,385,503	1,430,335

Net Income	$16,739,304	$33,325,405	$13,740,928

Weighted Average Units Outstanding	4,757	4,762	4,788
Net Income Per Unit, basic and diluted	$3,518.88	$6,998.20	$2,869.87
Distributions Per Unit	$3,200	$3,800	$—

Notes to Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Statements of Changes in Members' Equity

Members' Equity

Balance - October 31, 2020	49,563,285

Net income	13,740,928

Member unit repurchase, 16 units	(88,750)

Balance - October 31, 2021	$63,215,463

Net income	33,325,405

Member Distributions	(18,130,900)

Member unit repurchase, 18 units	(116,900)

Balance - October 31, 2022	$78,293,068

Net income	$16,739,304

Member unit repurchase, 10 units	$(99,000)

Member Distribution	$(15,240,000)

Balance - October 31, 2023	$79,693,372

Notes to Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Statements of Cash Flows

	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	October 31, 2023	October 31, 2022	October 31, 2021

Cash Flows from Operating Activities
Net income	$16,739,304	$33,325,405	$13,740,928
Adjustments to reconcile net income to net cash provided by operations
Depreciation and amortization	10,049,915	10,312,613	9,751,569
Distributions in excess of earnings from equity method investments	(160,442)	(177,460)	(108,990)
Gain on debt extinguishment	—	—	(712,200)
Non-cash patronage income	(312,175)	(194,151)	(229,959)
Change in working capital components
Accounts receivable	1,034,811	3,818,510	(3,990,669)
Inventories	3,084,335	(4,449,380)	(4,070,172)
Derivative instruments	(179,737)	(375,245)	(107,872)
Prepaids and other	52,101	(269,489)	(320,938)
Accounts payable	(1,296,865)	3,226,281	8,233,490
Accrued expenses	40,887	249,357	224,677
Net cash provided by operating activities	29,052,134	45,466,441	22,409,864

Cash Flows from Investing Activities
Capital expenditures	(1,277,995)	(1,360,170)	(6,827,516)
Purchase of investments	(580,708)	—	—
Net cash used in investing activities	(1,858,703)	(1,360,170)	(6,827,516)

Cash Flows from Financing Activities
Payments on long-term debt	—	(11,699,000)	(45,500,000)
Proceeds from long-term debt	—	8,200,000	37,000,000
Payments on finance lease liability	(124,889)	(118,221)	(111,907)
Member unit repurchases	(99,000)	(116,900)	(88,750)
Member distributions	(15,240,000)	(18,130,900)	—
Net cash used in financing activities	(15,463,889)	(21,865,021)	(8,700,657)

Net Increase in Cash and Cash Equivalents	11,729,542	22,241,250	6,881,691

Cash and cash equivalents – Beginning of Period	29,790,258	7,549,008	667,317

Cash and cash equivalents – End of Period	$41,519,800	$29,790,258	$7,549,008

Supplemental Cash Flow Information
Cash paid for interest expense	$53,911	$102,454	$478,473

Supplemental Disclosure of Noncash Financing and Investing Activities
Capital expenditures included in accounts payable	$40,200	$51,238	$—

Notes to Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Notes to Financial Statements
October 31, 2023 and 2022

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
The Company generally sells ethanol and related products pursuant to marketing agreements. The Company’s products are shipped FOB shipping point. The Company recognizes revenue when control of goods is transferred. For ethanol sales by single manifest railcars and trucks, and distillers grains sales, control transfers when loaded into the rail car. For ethanol sales by unit trains, control transfers once the last railcar of the unit train has loaded and the shipping documentation transferred to the marketer.

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

•ethanol sales
•modified distillers grains sales
•dried distillers grains sales
•corn oil sales

    Disaggregation of revenue:

All revenue recognized in the income statement is considered to be revenue from contracts with customers. The following table depicts the disaggregation of revenue according to product line for the fiscal years ended October 31, 2023, 2022 and 2021:

HIGHWATER ETHANOL, LLC
Notes to Financial Statements
October 31, 2023 and 2022

	Fiscal Year Ended October 31, 2023	Fiscal Year Ended October 31, 2022	Fiscal Year Ended October 31, 2021
Revenue Sources	Amount	Amount	Amount

Ethanol Sales	$148,417,723	$172,742,300	$122,902,729
Modified Distillers Grains Sales	10,396,222	8,979,383	4,899,649
Dried Distillers Grains Sales	24,775,374	24,712,352	21,090,325
Corn Oil Sales	15,463,040	14,939,218	9,824,833
Total Revenues	$199,052,359	$221,373,253	$158,717,536

Contract assets and contract liabilities:

The Company receives payments from customers based upon contractual billing schedules; accounts receivable are recorded when the right to consideration becomes unconditional. Contract liabilities include payments received in advance of performance under the contract, and are realized with the associated revenue recognized under the contract.

The Company had short term contract liabilities from contracts with customers of $34,599 and $0 at October 31, 2023 and October 31, 2022.

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

HIGHWATER ETHANOL, LLC
Notes to Financial Statements
October 31, 2023 and 2022

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

Accounts receivable are recorded at their estimated net realizable value. Accounts are considered past due if payment is not made on a timely basis in accordance with the Company’s credit terms. Accounts considered uncollectible are written off. The Company’s estimate of the allowance for doubtful accounts is based on historical experience, its evaluation of the current status of receivables, and unusual circumstances, if any. At October 31, 2023 and 2022, the Company has determined that amounts are collectible and an allowance was not considered necessary.

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

In accordance with the Company’s policy for evaluating impairment of long-lived assets described above, when a triggering event occurs management evaluates the recoverability of the facilities based on projected future cash flows from operations over the facilities’ estimated useful lives. In determining the projected future undiscounted cash flows, the Company makes significant assumptions concerning the future viability of the ethanol industry, the future price of corn in relation to the future price of ethanol and the overall demand in relation to production and supply capacity. The Company has not recorded any impairment as of October 31, 2023 and 2022.

HIGHWATER ETHANOL, LLC
Notes to Financial Statements
October 31, 2023 and 2022

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts receivable, and accounts payable, and other working capital items approximate fair value at October 31, 2023 and 2022 due to the short maturity nature of these instruments (Level 2).

Derivative instruments are carried at fair value, based on dealer quotes and live trading levels (Note 6).

Investments

The Company has a 5.0% investment interest in an unlisted company, Renewable Products Marketing Group, LLC (RPMG), which markets the Company’s ethanol. The Company also has a 7% ownership interest in Lawrenceville Tank, LLC (LT), which owns and operates a trans load/tank facility near Atlanta, Georgia. These investments are flow-through entities and are being accounted for by the equity method of accounting under which the Company’s share of net income is recognized as income in the Company’s statements of operations and added to the investment account. Distributions or dividends received from the investments are treated as a reduction of the investment account. The Company consistently follows the practice of recognizing the net income (loss) from equity method investments based on the most recent reliable data. Therefore, the net income (loss) which is reported in the Company’s statements of operations for the years ended October 31, 2023, 2022 and 2021 is based on the investee's results of operations for the twelve month periods ended September 30, 2023, 2022 and 2021, respectively.

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
October 31, 2023 and 2022

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

Grants

The Minnesota State Legislature established the Bioincentive Program in 2015 to encourage commercial-scale production of advanced biofuels, renewable chemicals, and biomass thermal energy through production incentive payments. Eligible producers of cellulosic ethanol may receive $0.16 per gallon of cellulosic ethanol produced subject to program funding limitations. The Company recorded awards from the Bioincentive Program in other income of approximately $26,800 and $20,200 during the fiscal years ended October 31, 2023 and 2022, respectively.

The Biofuel Producer Program was created as part of the Coronavirus Aid Relief and Economic Security Act. The USDA announced that the funds were made available to provide economic relief to biofuels producers who faced unexpected market losses due to the COVID-19 pandemic and support a significant market for agricultural producers who supply products used in biofuel production. The Company recorded awards from the Biofuel Producer Program in other income of approximately $508,000 and $4,100,000 during the fiscal year ended October 31, 2023 and 2022, respectively.

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

3. RECEIVABLES

Receivables consisted of the following at:

	October 31, 2023	October 31, 2022

Trade receivables	$1,812,631	$3,313,112
Other receivables	1,122,622	656,952
Total	$2,935,253	$3,970,064

HIGHWATER ETHANOL, LLC
Notes to Financial Statements
October 31, 2023 and 2022

4. INVENTORIES

Inventories consisted of the following at:

	October 31, 2023	October 31, 2022

Raw materials	$7,861,508	$11,103,311
Spare parts and supplies	5,432,982	4,800,511
Work in process	1,073,564	1,342,412
Finished goods	1,745,133	1,951,288
Total	$16,113,187	$19,197,522

The Company did not record a lower of cost or net realizable value write-down on inventory at October 31, 2023 and 2022, respectively.

5. DERIVATIVE INSTRUMENTS

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

Commodity Contracts

Management expects all open positions outstanding as of October 31, 2023 to be realized within the next twelve months.

The following tables provide details regarding the Company's derivative instruments at October 31:

Instrument	Balance Sheet location
		2023	2022

Corn, natural gas and ethanol contracts
In gain position		812	—
In loss position		(1,497,801)	(1,101,594)
Deposits with broker		2,420,240	1,845,108
	Derivative instruments	$923,251	$743,514

These contracts and related deposits are subject to a master netting arrangements and, therefore, are presented on a net basis on the balance sheet.

The Company has 2,214,000 bushels of corn inventory delivered under delayed-pricing contracts as of October 31, 2023. The contracts have various pricing deadlines through August 31, 2024.

The following tables provide details regarding the gains (losses) from the Company's derivative instruments in the statements of operations, none of which are designated as hedging instruments:

HIGHWATER ETHANOL, LLC
Notes to Financial Statements
October 31, 2023 and 2022

	Statement of	Year Ended October 31
	Operations location	2023	2022	2021
Ethanol contracts	Revenues	79,168	78,966	953
Corn contracts	Cost of goods sold	1,434,522	1,017,973	352,596
Natural gas contracts	Cost of goods sold	70,643	(76,890)	24,428

6. FAIR VALUE MEASUREMENTS

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
◦Inputs that are derived primarily from or corroborated by observable market data by correlation or other means.

•Level 3 inputs are unobservable inputs for the asset or liability.
The following table provides information on those assets (liabilities) measured at fair value on a recurring basis.

	Fair Value as of	Fair Value Measurement Using
	October 31, 2023	Level 1	Level 2	Level 3
Derivative instrument - commodities
In gain position	$812	$812	$—	$—
In loss position	$(1,497,801)	$(13,466)	$(1,484,335)	$—

	Fair Value as of	Fair Value Measurement Using
	October 31, 2022	Level 1	Level 2	Level 3
Derivative instrument - commodities
In loss position	$(1,101,594)	$(45,075)	$(1,056,519)	$—

The Company determines the fair value of the commodities contracts by obtaining the fair value measurements from an independent pricing service based on dealer quotes and live trading levels from the Chicago Board of Trade.

7. INVESTMENT IN RPMG

The financial statements of RPMG are summarized as of and for the years ended September 30 as follows:

HIGHWATER ETHANOL, LLC
Notes to Financial Statements
October 31, 2023 and 2022

	September 30, 2023	September 30, 2022

Current assets	$294,241,396	$291,967,299
Other assets	104,916,896	627,836
Current liabilities	187,518,207	252,599,209
Long-term liabilities	151,873,811	—
Members' equity	59,766,274	40,013,410
Revenue	6,262,082,905	6,691,027,262
Net income	4,670,278	2,743,338

8. DEBT FINANCING

The Company had no long-term debt at October 31, 2023 or October 2022, respectively.

Bank Financing
The Company has a loan facility with Compeer Financial f/k/a AgStar Financial Services, PCA ("Compeer") that includes a $20,000,000 Term Revolving Loan and a Revolving Line of Credit Loan. The loan facility with Compeer is secured by substantially all business assets and also subjects the Company to various financial and non-financial covenants.
Term Revolving Loan

The Term Revolving Loan was for up to $20,000,000 and has a variable interest rate based on the Wall Street Journal's Prime Rate plus 10 basis points with a minimum interest rate of 2.10%. The applicable interest rate at October 31, 2023 was 8.60%. The Term Revolving Loan may be advanced, repaid and re-borrowed during the term. Monthly interest payments are due on the Term Revolving Loan. Payment of all amounts outstanding is due on November 1, 2027. The outstanding balance was $0 at October 31, 2023. The Company pays interest at a rate of 1.50% on amounts outstanding for letters of credit which also reduce the amount available under the Term Revolving Loan. The Company had no letters of credit outstanding at October 31, 2023. The Company is also required to pay unused commitment fees for the Term Revolving Loan.

Revolving Line of Credit Loan

The Revolving Line of Credit Loan is for an amount equal to the borrowing base, with a maximum limit of $10,000,000, with a variable interest rate based on the Wall Street Journal's Prime Rate plus 10 basis points with a minimum interest rate of 2.10%. The amount available to borrow per the borrowing base calculations at October 31, 2023 was approximately $0. The applicable interest rate at October 31, 2023 was 8.60%. The Revolving Line of Credit Loan may be advanced, repaid and re-borrowed during the term. Monthly interest payments are due on the Revolving Line of Credit Loan with payment of all amounts outstanding due on November 1, 2024. The maturity date may be extended for up to four additional one year terms upon written request of the Company which will be deemed automatically granted by Compeer upon written certification that there is no event of default. The Company has previously been granted one extension. The outstanding balance on this note was $0 at October 31, 2023. The Company is also required to pay unused commitment fees for the Revolving Line of Credit Loan.

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
Notes to Financial Statements
October 31, 2023 and 2022

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

9. LEASES

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

The following tables summarizes the remaining maturities of the Company's operating and financing lease liabilities as of October 31, 2023:

For the Period Ending October 31,	Operating Leases	Finance Leases
2024	$112,320	$178,800
2025	—	178,800
2026	—	178,800
2027	—	178,800
2028	—	178,800
Thereafter	—	178,800
Totals	112,320	1,072,800
Amount representing interest	(2,280)	(160,808)
Lease liability	$110,040	$911,992

HIGHWATER ETHANOL, LLC
Notes to Financial Statements
October 31, 2023 and 2022

Lease Cost	October 31, 2023

Operating lease cost	$168,480
Short term lease cost	58,045
Finance lease cost
Amortization of leased assets	137,292
Interest on lease liabilities	53,911

Net lease cost	$417,728

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

Unit Repurchases

During the first quarter of our fiscal year ended October 31, 2023, the Company repurchased 2 of its membership units at a average price of $9,500 per unit for a total purchase price of $19,000. During the second quarter of our fiscal year ended October 31, 2023, the Company repurchased 7 of its membership units at a price of $10,000 per unit for a total purchase price of $70,000. During the fourth quarter of our fiscal year ended October 31, 2023, the Company repurchased 1 of its membership units at a price of $10,000 per unit for a total purchase price of $10,000.

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

11. COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS

Marketing Agreements

The Company has an ethanol marketing agreement with a marketer (RPMG) to purchase, market, and distribute the ethanol produced by the Company. Based on the terms of the marketing agreement, RPMG will use commercially reasonable efforts to obtain the best price for all ethanol sold subject to the terms of the marketing agreement. RPMG shall have discretion to fix the price, terms and conditions of the sale of ethanol that is sold and marketed as Indexed Gallons. The Company also entered into a member control agreement with the marketer whereby the Company made capital contributions and became a minority owner of the marketer. The member control agreement became effective on February 1, 2011 and provides the Company a membership interest with voting rights. The marketing agreement will terminate if the Company ceases to be a member. The Company will assume certain of the member’s rail car leases if the agreement is terminated. The Company can sell its ethanol either through an index arrangement or at an agreed upon fixed price. The marketing agreement is perpetual until terminated according to the agreement.  The Company may be obligated to continue to market its ethanol through the marketer for a period of time. The amended agreement requires minimum capital amounts invested as required under the agreement. Revenue recognized under this agreement for the years ended October 31, 2023, 2022 and 2021 was $148,687,325, $173,065,875 and $123,344,552 respectively. Accounts receivable under the agreement as of October 31, 2023 and 2022 were $0 and $1,524,912 respectively.

The Company had a distillers grains marketing agreement with a marketer to market all the dried distillers grains produced at the plant. Under the agreement the marketer charged a maximum of $2.00 per ton and a minimum of $1.50 per ton price using 2% of the FOB plant price actually received by them for all dried distillers grains removed. Under the agreement, the marketer was responsible for all transportation arrangements for the distribution of the dried distillers grains. The Company markets and sells its modified distillers grains. The distillers grains marketing agreement was terminated effective January 1, 2023. Revenue recognized under this agreement for the years ended October 31, 2023, 2022 and 2021 was $4,380,083, $24,715,843 and $21,108,135, respectively. Accounts receivable under the agreement as of October 31, 2023 and 2022 were $0 and $680,623, respectively.

The Company has a distillers grains marketing agreement with a marketer (RPMG) to purchase and market all of the distillers grains produced at the plant beginning January 1, 2023. The Company pays a fee to the marketer to market distillers grains to third party end purchasers and the Company reimburses the marketer for certain charges paid to third parties. The marketer must market the distillers grains using commercially reasonable efforts and endeavor to maximize price and minimize freight and other costs but does not guarantee the price that will be obtained from the sale. Following an initial term, the agreement will be automatically extended for additional terms unless either party gives proper notice of non-extension. Revenue recognized under this agreement for the years ended October 31, 2023, 2022 and 2021 was $20,395,291, $0, and $0, respectively. Accounts receivable under the agreement as of October 31, 2023 and 2022 were $741,657 and $0, respectively.

The Company has a crude corn oil marketing agreement with a marketer (RPMG) to market and distribute all corn oil to be produced at the plant for an initial term. Under the agreement, the Company must provide estimates of production and inventory of corn oil. The marketer may execute sales contracts with buyers for future delivery of corn oil. The Company receives a percentage of the F.O.B. sale price less a marketing fee, actual freight and transportation costs and certain taxes and other charges related to the purchase, delivery or sale. The Company is required to provide corn oil meeting certain specifications as provided in the agreement and the agreement provides for a process for rejection of nonconforming corn oil. The agreement automatically renews for successive terms unless terminated in accordance with the agreement. Revenue recognized under this agreement for the years ended October 31, 2023, 2022 and 2021 was $15,510,877, $14,980,721 and $9,867,789 respectively. Accounts receivable under the agreement as of October 31, 2023 and 2022 were $492,690 and $479,918 respectively.

Regulatory Agencies

The Company is subject to oversight from regulatory agencies regarding environmental concerns which arise in the ordinary course of its business.

Forward Contracts

In the ordinary course of business, we enter into forward contracts for our commodity purchases and sales. Forward contracts are as follows at October 31, 2023:

	Quantity	Average Price	Delivery Date

Purchase of corn (in bushels):
Basis Contracts	692,149		by 12/31/25
Priced Contracts	412,653	$5.16	by 12/31/24
Total	1,104,802

Purchase of natural gas (in dekatherms):
Basis Contracts	726,000		by 12/31/26
Priced Contracts	2,685,000	$3.78	by 10/31/26
Total	3,411,000

Purchase of denaturant (in gallons):
Priced contracts	222,000	$1.88	by 12/31/23
Total	222,000

Sales of dry distillers grains (in tons):
Priced contracts	8,702	$193.74	by 3/31/24
Total	8,702

Sales of modified distillers grains (in tons)
Priced contracts	14,000	$91.00	by 5/31/24
Total	14,000

Sales of corn oil (in pounds)
Priced contracts	3,648,000	$0.60	by 2/29/24
Total	3,648,000

12. QUARTERLY FINANCIAL DATA (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year Ended October 31, 2023
Revenues	$48,861,565	$48,711,980	$52,627,682	$48,851,132
Gross Profit	3,349,101	2,667,474	6,958,457	6,594,193
Operating Profit	2,150,988	1,581,942	6,048,982	5,576,551
Net Income	2,331,977	1,747,828	6,704,583	5,954,916
Basic and diluted earnings per unit	489.60	367.42	1,410.01	1,252.61

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year Ended October 31, 2022
Revenues	$58,643,436	$45,433,629	$64,060,657	$53,235,531
Gross Profit	17,161,096	5,690,539	7,353,786	2,722,852
Operating Profit	16,039,396	4,682,488	6,484,750	1,733,268
Net Income	16,101,488	4,687,081	10,602,705	1,934,131
Basic and diluted earnings per unit	3,374.87	983.44	2,225.59	405.99

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year Ended October 31, 2021
Revenues	$28,435,747	$34,864,344	$46,988,806	$48,428,639
Gross Profit	288,818	4,515,280	6,923,891	3,817,128
Operating profit (Loss)	(537,092)	3,718,220	6,097,163	3,032,302
Net income	163,638	4,344,633	6,074,771	3,157,886
Basic and diluted earnings (loss) per unit	34.14	907.21	1,269.28	660.37

The above quarterly financial data is unaudited, but in the opinion of management, all adjustments necessary for a fair presentation of the selected data for these periods presented have been included.

13. SUBSEQUENT EVENTS.

On November 16, 2023, the board of governors declared a cash distribution of $3,400 per membership unit to unit holders of record at the close of business on November 16, 2023, for a total distribution of $16,161,900. The distribution was paid on December 4, 2023.

The Company entered into an agreement on December 21, 2023 with Nelson Baker Biotech, Inc. to construct one fermentation tank. The construction is expected to commence in spring of 2024 and be completed in approximately October 2024 at an approximate cost of $4,000,000. The additional fermentation tank was approved by the Minnesota Pollution Control Agency on March 4, 2022.

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

Our management, including our Chief Executive Officer (the principal executive officer), Brian Kletscher, along with our Chief Financial Officer (the principal financial officer), Lucas Schneider, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of October 31, 2023.  Based on this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management's Annual Report on Internal Control Over Financial Reporting

    Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control-Integrated

Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 (“COSO”). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of October 31, 2023.

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
Changes in Internal Control over Financial Reporting

    There were no changes in our internal control over financial reporting during the fourth quarter of our 2023 fiscal year, which were identified in connection with management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

On February 6, 2023, Gerald Forsythe, our governor, posted a bid through FNCAgStock, our Unit Trading Bulletin Board, to buy some of our membership units at a stated price per unit. On June 16, 2023, Mr. Forsythe executed a contract for purchase of three of our membership units. The purchase was effective as of October 1, 2023. This purchase was intended to satisfy the affirmative defense conditions of a non-rule 10b5-1 trading arrangement.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

    The information required by this Item is incorporated by reference from the definitive proxy statement for our 2024 annual meeting of members to be filed with the Securities Exchange Commission within 120 days after the end of our 2023 fiscal year. This proxy statement is referred to in this report as the 2024 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

    The information required by this Item is incorporated by reference from the 2024 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED MEMBER MATTERS

    The information required by this Item is incorporated by reference from the 2024 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

    The information required by this Item is incorporated by reference from the 2024 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

    The information required by this Item, including aggregate fees billed to us by the Company's principal accountant, RSM US LLP (PCAOB ID: 49), is incorporated by reference from the 2024 Proxy Statement.

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

(3)Exhibits

Exhibit No.	Exhibit	Filed Herewith	Incorporated by Reference
3.1	Articles of Organization of the registrant.		Exhibit 3.1 to the registrant's registration statement on Form SB-2 (Commission File 333-137482).
3.2	Second Amended and Restated Member Control Agreement of the registrant.		Exhibit 3.2 to the registrant's registration Form 10-Q filed with the Commission on March 22, 2011.
3.3	Third Amended and Restated Operating Agreement		Exhibit 3.1 to the registrant's Form 10-Q filed with the Commission on June 7, 2018
4.1	Form of Membership Unit Certificate.		Exhibit 4.2 to the registrant's registration statement on Form SB-2 (Commission File 333-137482).
4.2	Description of Membership Units contained within Registrant's Registration Statement on Form SB-2 (Commission File 333-137482) filed on March 26, 2007		Registrant's registration statement on Form SB-2/A (Commission File 333-137482) filed on March 26, 2007
10.1	Energy Management Agreement dated June 8, 2006 between Highwater Ethanol, LLC and U.S. Energy Services, Inc.		Exhibit 10.9 to the registrant's registration statement on Form SB-2 (Commission File 33-137482).
10.2	Redwood Electric Service Agreement dated June 28, 2007.		Exhibit 99.1 to the registrant's Form 8-K filed with the Commission on July 3, 2007.
10.3	Distillers Grains Marketing Agreement with CHS, Inc. dated October 11, 2007.		Exhibit 10.4 to the registrant's Form 10-KSB filed with the Commission on January 29, 2008.
10.4	Centerpoint Natural Gas Agreement dated June 26, 2008.		Exhibit 10.26 to the registrant's Form 10-QSB filed with the Commission on September 15, 2008.
10.5	Trinity Industries Leasing Company Railroad Car Lease Agreement dated July 1, 2009.		Exhibit 10.2 to the registrant's Form 10-Q filed with the Commission on June 15, 2009.
10.6	Amended and Restated Ethanol Marketing Agreement between RPMG, Inc. and Highwater Ethanol, LLC dated August 27, 2012. +		Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on September 14, 2012.
10.7	Employment Agreement between Highwater Ethanol, LLC and Brian Kletscher dated February 26, 2014.		Exhibit 99.1 to the registrant's Form 8-K filed with the Commission on February 28, 2014
10.8	Employment Agreement between Highwater Ethanol, LLC and Lucas Schneider dated February 26, 2014.		Exhibit 99.2 to the registrant's Form 8-K filed with the Commission on February 28, 2014

10.9	Amendment No. 1 to Distiller's Grain Marketing Agreement between Highwater Ethanol, LLC and CHS, Inc. dated February 13, 2014.	Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on March 5, 2014
10.10	Irrevocable Standby Letter of Credit No. 101 between Highwater Ethanol, LLC and AgStar Financial Services, PCA dated February 27, 2014.	Exhibit 10.14 to the registrant's Form 10-Q filed with the Commission on March 5, 2014
10.11	Easement for Construction and Process Demonstration Agreement between Butamax Advanced Biofuels LLC and Highwater Ethanol, LLC dated September 26, 2013.+	Exhibit 10.79 to the registrant's Form 10-K/A filed with the Commission on May 22, 2014
10.12	Equipment Lease Agreement between Butamax Advanced Biofuels LLC and Highwater Ethanol, LLC dated September 26, 2013.+	Exhibit 10.80 to the registrant's Form 10-K/A filed with the Commission on May 22, 2014
10.13	Technology Demonstration Risk Reduction Agreement between Butamax Advanced Biofuels LLC and Highwater Ethanol, LLC dated September 26, 2013.+	Exhibit 10.81 to the registrant's Form 10-K/A filed with the Commission on May 22, 2014
10.14	Security Agreement between Butamax Advanced Biofuels LLC and Highwater Ethanol, LLC dated September 26, 2013.+	Exhibit 10.82 to the registrant's Form 10-K/A filed with the Commission on May 22, 2014
10.15	Technology License Agreement between Butamax Advanced Biofuels LLC and Highwater Ethanol, LLC dated September 26, 2013.+	Exhibit 10.83 to the registrant's Form 10-K/A filed with the Commission on May 22, 2014
10.16	Distillers Crude Corn Oil Marketing Agreement between CHS Inc. and Highwater Ethanol, LLC dated November 4, 2013.+	Exhibit 10.84 to the registrant's Form 10-K/A filed with the Commission on May 22, 2014
10.17	Grain Origination Agreement with CHS, Inc. dated October 15, 2015. +	Exhibit 10.45 to the registrant's Form 10-K filed with the Commission on January 28, 2016
10.18	Amended and Restated Security Agreement with AgStar dated January 22, 2016	Exhibit 10.49 to the registrant's Form 10-K filed with the Commission on January 28, 2016
10.19	Second Amended and Restated Term Revolving Note with Agstar dated January 22, 2016	Exhibit 10.50 to the registrant's Form 10-K filed with the Commission on January 28, 2016
10.20	Second Amended and Restated Term Revolving Note with United FCS dated January 22, 2016	Exhibit 10.51 to the registrant's Form 10-K filed with the Commission on January 28, 2016
10.21	Agreement for Electric Service with Redwood Electric Cooperative, Inc.	Exhibit 99.1 to the registrant's Form 8-K filed with the Commission on October 2, 2017
10.22	Third Amended and Restated Term Revolving Note	Exhibit 99.2 to the registrant's Form 8-K filed with the Commission on April 27, 2018
10.23	Third Amended and Restated Operating Agreement	Exhibit 3.1 to the registrant's Form 10-Q filed with the Commission on June 7, 2018
10.24	Northern Natural Gas Company Amendment to TFX Throughput Service Agreement	Exhibit 99.1 to the registrant's Form 8-K filed with the Commission on August 1, 2018
10.25	Member Corn Oil Marketing Agreement with RPMG, Inc. dated July 17, 2018+	Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on September 11, 2018
10.26	Natural Gas Service Agreement with CenterPoint Energy Resources Corp., d.b.a. CenterPoint Energy Minnesota Gas dated August 10, 2018+	Exhibit 10.2 to the registrant's Form 10-Q filed with the Commission on September 11, 2018

10.27	2019 Executive Bonus Plan		Exhibit 10.65 to the registrant's Form 10-K filed with the Commission on January 23, 2019
10.28	2020 Executive Bonus Plan		Exhibit 10.66 to the registrant's Form 10-K filed with the Commission on January 23, 2020
10.29	Construction Agreement with Nelson Baker Biotech dated August 13, 2020+		Exhibit 99.1 to the registrant's Form 8-K filed with the Commission on September 1, 2020
10.30	Fourth Amended and Restated Mortgage, Security Agreement, Assignment of Leases and Rents, and Fixture Financing Statement dated September 14, 2020		Exhibit 99.2 to the registrant's Form 8-K filed with the Commission on September 24, 2020
10.31	Term Note with Compeer Financial, PCA dated September 14, 2020		Exhibit 99.3 to the registrant's Form 8-K filed with the Commission on September 24, 2020
10.32	Term Note with AgCountry Farm Credit Services, PCA dated September 14, 2020		Exhibit 99.4 to the registrant's Form 8-K filed with the Commission on September 24, 2020
10.33	High Purity Alcohol Member Marketing Agreement with RPMG, Inc. effective January 1, 2021 +		Exhibit 99.1 to the registrant's Form 8-K filed with the Commission on December 29, 2020
10.34	Termination and Asset Purchase Agreement with Butamax dated December 3, 2020 +		Exhibit 10.74 to the registrant's Form 10-K filed with the Commission on January 21, 2021
10.35	2021 Executive Bonus Plan		Exhibit 10.75 to the registrant's Form 10-K filed with the Commission on January 21, 2021
10.36	Third Amended and Restated Credit Agreement dated March 15, 2021		Exhibit 99.1 to the registrant's Form 8-K filed with the Commission on March 22, 2021
10.37	Revolving Line of Credit Note with Compeer Financial, PCA dated March 15, 2021		Exhibit 99.2 to the registrant's Form 8-K filed with the Commission on March 22, 2021
10.38	Revolving Line of Credit Note with AgCountry Farm Credit Services, PCA dated March 15, 2021		Exhibit 99.3 to the registrant's Form 8-K filed with the Commission on March 22, 2021
10.39	2022 Executive Bonus Plan		Exhibit 10.39 to the registrant's Form 10-K filed with the Commission on January 19, 2022
10.40	First Amendment to the Third Amended and Restated Credit Agreement with Compeer Financial PCA, dated February 8, 2022		Exhibit 99.1 to the registrant's Form 8-K filed with the Commission on February 10, 2022
10.41	Second Amendment to the Third Amended and Restated Credit Agreement with Compeer Financial PCA, dated August 8, 2022		Exhibit 99.1 to the registrant's Form 8-K filed with the Commission on August 11, 2022
10.42	Distillers Grains Marketing Agreement with RPMG, dated August 26, 2022+		Exhibit 99.1 to the registrant's Form 8-K filed with the Commission on August 30, 2022
10.43	2023 Executive Bonus Plan		Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on March 8, 2023
10.44	2024 Executive Bonus Plan	X
14.1	Code of Ethics of Highwater Ethanol, LLC adopted on June 26, 2008.		Exhibit 14.1 to the registrant's Form 10-K filed with the Commission on January 29, 2013.
31.1	Certificate Pursuant to 17 CFR 240.13a-14(a)	X
31.2	Certificate Pursuant to 17 CFR 240.13a-14(a)	X
32.1	Certificate Pursuant to 18 U.S.C. Section 1350	X

32.2	Certificate Pursuant to 18 U.S.C. Section 1350	X
101.INS	Inline XBRL Instance Document – the instance document does not appear on the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document	X
101.PRE	Inline XBRL Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in the Interactive Data Files submitted as Exhibit 101).	X
(+)     Confidential information redacted
(X)    Filed herewith
*     Furnished herewith

ITEM 16. FORM 10-K SUMMARY

    None.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HIGHWATER ETHANOL, LLC

Date:	January 18, 2024	/s/ Brian Kletscher
Brian Kletscher
Chief Executive Officer
(Principal Executive Officer)

Date:	January 18, 2024	/s/ Lucas Schneider
Lucas Schneider
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

.

Date:	January 18, 2024	/s/ David Moldan
David Moldan, Chairman and Governor

Date:	January 18, 2024	/s/ Ronald Jorgenson
Ronald Jorgenson, Vice Chairman and Governor

Date:	January 18, 2024	/s/ David Eis
David Eis, Secretary and Governor

Date:	January 18, 2024	/s/ Mark Pankonin
Mark Pankonin, Treasurer and Governor

Date:	January 18, 2024	/s/ Russell Derickson
Russell Derickson, Governor

Date:	January 18, 2024	/s/ George Goblish
George Goblish, Governor

Date:	January 18, 2024	/s/ Luke Spalj
Luke Spalj, Governor

Date:	January 18, 2024	/s/ Gerald Forsythe
Gerald Forsythe, Governor

Date:	January 18, 2024	/s/ Michael Landuyt
Michael Landuyt, Governor