Form 10-Q
period 2024-04-30
HIGHWATER ETHANOL LLC
filed 2024-06-13
CIK 1371451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

	For the quarterly period ended	April 30, 2024

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

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
☐ Yes     ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  As of June 13, 2024 there were 4,754 membership units outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HIGHWATER ETHANOL, LLC
Condensed Balance Sheets

ASSETS	April 30, 2024	October 31, 2023
	(Unaudited)
Current Assets
Cash and cash equivalents	$20,984,465	$41,519,800
Derivative instruments	530,181	923,251
Accounts receivable	3,251,049	2,935,253
Inventories	13,228,547	16,113,187
Prepaids and other	533,253	756,026
Total current assets	38,527,495	62,247,517

Property and Equipment
Land and land improvements	13,210,145	13,210,145
Buildings	39,945,026	38,862,183
Office equipment	1,231,526	1,231,526
Plant and process equipment	88,044,910	87,740,728
Vehicles	160,259	160,259
Construction in progress	1,628,308	1,072,117
	144,220,174	142,276,958
Less accumulated depreciation	(114,602,655)	(109,998,247)
Net property and equipment	29,617,519	32,278,711

Other Assets
Investments	4,959,883	4,876,963
Right of use asset - operating leases	27,890	110,040
Right of use asset - finance leases	755,116	823,763
Other	—	208,232
Deposits	493,330	493,330
Total other assets	6,236,219	6,512,328

Total Assets	$74,381,233	$101,038,556

LIABILITIES AND MEMBERS' EQUITY	April 30, 2024	October 31, 2023
	(Unaudited)
Current Liabilities
Accounts payable	$9,969,929	$18,760,447
Accrued expenses	778,314	1,562,707
Current portion of operating lease liability	27,888	110,038
Current portion of finance lease liability	135,603	131,933
Total Current Liabilities	10,911,734	20,565,125

Long-Term Liabilities
Finance lease liability	711,327	780,059
Total Long-Term Liabilities	711,327	780,059

Commitments and Contingencies

Members' Equity
Members' equity, 4,754 and 4,754 units outstanding	62,758,172	79,693,372

Total Liabilities and Members’ Equity	$74,381,233	$101,038,556

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Condensed Unaudited Statements of Operations

	Three Months Ended		Six Months Ended
	April 30, 2024	April 30, 2023	April 30, 2024	April 30, 2023

Revenues	$32,543,357	$48,711,980	$69,779,814	$97,573,545

Cost of Goods Sold	33,339,994	46,044,506	68,939,565	91,556,970

Gross Profit (Loss)	(796,637)	2,667,474	840,249	6,016,575

Operating Expenses	1,096,957	1,085,532	2,380,428	2,283,645

Operating Income (Loss)	(1,893,594)	1,581,942	(1,540,179)	3,732,930

Other Income (Expense)
Interest income	174,245	25,256	541,258	84,925
Other income	119,421	90,336	214,132	202,056
Interest expense	(52,609)	(54,417)	(115,899)	(119,129)
Income from equity method investments	53,350	104,711	127,388	179,023
Total other income (expense), net	294,407	165,886	766,879	346,875

Net Income (Loss)	$(1,599,187)	$1,747,828	$(773,300)	$4,079,805

Weighted Average Units Outstanding	4,754	4,757	4,754	4,760
Net Income (Loss) Per Unit, Basic and Diluted	$(336.39)	$367.42	$(162.66)	$857.10
Distributions Declared Per Unit	$—	$—	$3,400	$3,200

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Statements of Changes in Members' Equity (Unaudited)

Members' Equity

Balance - October 31, 2022	$78,293,068

Net income for the three-month period ended January 31, 2023	2,331,977

Member distribution	(15,240,000)

Member unit repurchase, 2 units	(19,000)

Balance - January 31, 2023	65,366,045

New income for the three-month period ended April 30, 2023	1,747,828

Member unit repurchase, 7 units	(70,000)

Balance - April 30, 2023	$67,043,873

Members' Equity

Balance - October 31, 2023	$79,693,372

Net income for the three-month period ended January 31, 2024	825,887

Member distribution	(16,161,900)

Balance - January 31, 2024	64,357,359

Net Loss for the three-month period ended April 30, 2024	(1,599,187)

Balance - April 30, 2024	$62,758,172

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Condensed Unaudited Statements of Cash Flows

	Six Months Ended
	April 30, 2024	April 30, 2023
Cash Flows from Operating Activities
Net income (loss)	$(773,300)	$4,079,805
Adjustments to reconcile net income (loss) to net cash (used in) provided by operations
Depreciation and amortization	4,881,288	5,124,323
Earnings in excess of distributions (distributions in excess of earnings) from equity method investments	193,045	(109,023)
Non-cash patronage income	(380,000)	(286,571)
Changes in working capital components
Accounts receivable	(315,796)	726,571
Inventories	2,884,639	2,280,957
Derivative instruments	393,070	538,097
Prepaids and other	222,774	307,071
Accounts payable	(8,837,206)	(11,214,378)
Accrued expenses	(784,395)	(425,896)
Net cash (used in) provided by operating activities	(2,515,881)	1,020,956

Cash Flows from Investing Activities
Capital expenditures	(1,896,528)	(481,898)
Proceeds from (purchase of) investments	104,034	(580,708)
Net cash used in investing activities	(1,792,494)	(1,062,606)

Cash Flows from Financing Activities
Member unit repurchases	—	(89,000)
Payment on finance lease liability	(65,060)	(61,588)
Member distributions	(16,161,900)	(15,240,000)
Net cash used in financing activities	(16,226,960)	(15,390,588)

Net Decrease in Cash and Cash Equivalents	(20,535,335)	(15,432,238)

Cash and Cash equivalents – Beginning of Period	41,519,800	29,790,258

Cash and Cash equivalents – End of Period	$20,984,465	$14,358,020

Supplemental Cash Flow Information
Cash paid for interest	$24,338	$27,812

Supplemental Disclosure of Noncash Financing and Investing Activities
Capital expenditures included in accounts payable	$86,888	$178,343

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
April 30, 2024

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

In the opinion of management, the interim condensed financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for fair presentation of the Company's financial position as of April 30, 2024 and the results of operations and cash flows for all periods presented.

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

HIGHWATER ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
April 30, 2024

•ethanol sales
•modified distillers grains sales
•dried distillers grains sales
•corn oil sales

Disaggregation of revenue:

All revenue recognized in the statement of operations is considered to be revenue from contracts with customers. The following table depicts the disaggregation of revenue according to product line for the three and six months ended April 30, 2024 and 2023:

	Three Months Ended April 30, 2024	Three Months Ended April 30, 2023	Six Months Ended April 30, 2024	Six Months Ended April 30, 2023
Revenue Sources	Amount	Amount	Amount	Amount

Ethanol Sales	$23,503,555	$35,666,080	$49,653,156	$70,707,286
Modified Distillers Grains Sales	2,012,253	2,894,548	4,194,306	6,255,476
Dried Distillers Grains Sales	4,492,025	6,921,665	10,196,124	13,062,393
Corn Oil Sales	2,535,524	3,229,687	5,736,228	7,548,390
Total Revenues	$32,543,357	$48,711,980	$69,779,814	$97,573,545

Contract assets and contract liabilities:

The Company receives payments from customers based upon contractual billing schedules; accounts receivable are recorded when the right to consideration becomes unconditional. Contract liabilities include payments received in advance of performance under the contract, and are realized with the associated revenue recognized under the contract.

The Company had short term contract liabilities from contracts with customers of $479,478 at April 30, 2024 and $34,599 and $0 at October 31, 2023 and October 31, 2022.

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
April 30, 2024

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

In accordance with the Company’s policy for evaluating impairment of long-lived assets described above, when a triggering event occurs management evaluates the recoverability of the facilities based on projected future cash flows from operations over the facilities’ estimated useful lives. In determining the projected future undiscounted cash flows, the Company makes significant assumptions concerning the future viability of the ethanol industry, the future price of corn in relation to the future price of ethanol and the overall demand in relation to production and supply capacity. The Company has not recorded any impairment for the six months ended April 30, 2024 and 2023.

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts receivable, and accounts payable, and other working capital items approximate fair value at April 30, 2024 due to the short maturity nature of these instruments (Level 2).

Derivative instruments are carried at fair value, based on dealer quotes and live trading levels (Note 5).

Investments

The Company has a 5% investment interest in an unlisted company, Renewable Products Marketing Group, LLC (RPMG), who markets the Company’s ethanol. The Company also has a 7% ownership interest in Lawrenceville Tank, LLC (LT), which owns and operates a trans load/tank facility near Atlanta, Georgia. These investments are flow-through entities and are being accounted for by the equity method of accounting under which the Company’s share of net income is recognized as income in the Company’s statements of operations and added to the investment account. Distributions or dividends received from the investment are treated as a reduction of the investment account. The Company consistently follows the practice of recognizing the net income (loss) from equity method investments based on the most recent reliable data. Therefore, the net income (loss) which is reported in the Company's statement of operations for the period ended April 30, 2024 is based on the investee’s results of operations for the period ended March 31, 2024.

The Company has cost method of investments in cooperatives. The corresponding patronage income is recorded in costs of goods sold.

HIGHWATER ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
April 30, 2024

Grants

The Minnesota State Legislature established the Bioincentive Program in 2015 to encourage commercial-scale production of advanced biofuels, renewable chemicals, and biomass thermal energy through production incentive payments. Eligible producers of cellulosic ethanol may receive $0.16 per gallon of cellulosic ethanol produced subject to program funding limitations. The Company received awards from the Bioincentive Program of approximately $92,000, recorded in the first quarter of fiscal 2024 in other income, and $116,000, recorded in the second quarter of fiscal 2024 in other income. The Company received awards from the Bioincentive Program of approximately $100,000, recorded in the first quarter of fiscal 2023 in other income, and $81,000, recorded in the second quarter of fiscal 2023 in other income.

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

3. RECEIVABLES

Receivables consisted of the following at:

	April 30, 2024	October 31, 2023

Trade receivables	$2,300,502	$1,812,631
Other receivables	950,547	1,122,622
Total	$3,251,049	$2,935,253

4. INVENTORIES

Inventories consisted of the following at:

	April 30, 2024	October 31, 2023

Raw materials	$4,108,784	$7,861,508
Spare parts and supplies	5,867,596	5,432,982
Work in process	961,121	1,073,564
Finished goods	2,291,046	1,745,133
Total	$13,228,547	$16,113,187

The Company recorded a lower of cost or net realizable value write-down on finished goods inventory of approximately $18,000 and $0 at April 30, 2024 and October 31, 2023, respectively.

5. DERIVATIVE INSTRUMENTS

As of April 30, 2024, the Company had entered into corn, natural gas and ethanol derivative instruments, which are required to be recorded as either assets or liabilities at fair value in the balance sheet. The Company uses these instruments to manage risks from changes in market rates and prices. Derivatives qualify for treatment as hedges when there is a high correlation between the change in fair value of the derivative instrument and the related change in value of the underlying hedged item. The

HIGHWATER ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
April 30, 2024

Company may designate the hedging instruments based upon the exposure being hedged as a fair value hedge or a cash flow hedge. The derivative instruments outstanding are not designated as hedges for accounting purposes.

Commodity Contracts

The following tables provide details regarding the Company's derivative instruments at April 30, 2024 and October 31, 2023:

Instrument	Balance Sheet location	April 30, 2024	October 31, 2023

Corn, natural gas and ethanol contracts
In gain position		$28,295	$812
In loss position		(717,325)	(1,497,801)
Deposits with broker		1,219,211	2,420,240
	Current assets	$530,181	$923,251

These contracts and related deposits are subject to a master netting arrangements and, therefore, are presented on a net basis on the balance sheet.

The Company has 1,662,000 bushels of corn inventory delivered under delayed-pricing contracts as of April 30, 2024. The contracts have various pricing deadlines through August 31, 2024.

The following tables provide details regarding the gains (losses) from the Company's derivative instruments in the statements of operations, none of which are designated as hedging instruments:

	Statement of	Three Months Ended April 30,
	Operations location	2024	2023
Ethanol contracts	Revenues	$4,697	$15,941
Corn contracts	Cost of goods sold	(81,705)	134,913
Natural gas contracts	Cost of goods sold	(1,886)	(3,872)

	Statement of	Six Months Ended April 30,
	Operations location	2024	2023
Ethanol contracts	Revenues	$15,071	$76,406
Corn contracts	Cost of goods sold	(92,506)	448,587
Natural gas contracts	Cost of goods sold	8,157	80,003

6. FAIR VALUE MEASUREMENTS

The following table provides information on those assets (liabilities) measured at fair value on a recurring basis.

	Fair Value as of	Fair Value Measurement Using
	April 30, 2024	Level 1	Level 2	Level 3
Derivative instruments - commodities
In gain position	$28,295	$—	$28,295	$—
In loss position	(717,325)	(7,204)	(710,121)	—

HIGHWATER ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
April 30, 2024

	Fair Value as of	Fair Value Measurement Using
	October 31, 2023	Level 1	Level 2	Level 3
Derivative instruments - commodities
In gain position	$812	$812	$—	$—
In loss position	$(1,497,801)	$(13,466)	$(1,484,335)	$—

The Company determines the fair values of commodities by obtaining the fair value measurements from an independent pricing service based on dealer quotes and live trading levels from the Chicago Board of Trade.
7. DEBT FINANCING

The Company had no long-term debt at April 30, 2024 or October 31, 2023, respectively.

Bank Financing

The Company has a loan facility with Compeer Financial f/k/a AgStar Financial Services, PCA ("Compeer") that includes a $20,000,000 Term Revolving Loan and a Revolving Line of Credit Loan. The loan facility with Compeer is secured by substantially all business assets and also subjects the Company to various financial and non-financial covenants.
Term Revolving Loan
The Term Revolving Loan is for $20,000,000, and has a variable interest rate based on the Wall Street Journal's Prime Rate plus 10 basis points with a minimum interest rate of 2.10%. The applicable interest rate at April 30, 2024 was 8.60%. The Term Revolving Loan may be advanced, repaid and re-borrowed during the term. Monthly interest payments are due on the Term Revolving Loan. Payment of all amounts outstanding are due on November 1, 2027. The outstanding balance on this note was $0 at April 30, 2024. The Company pays interest at a rate of 1.50% on amounts outstanding for letters of credit which also reduce the amount available under the Term Revolving Loan. The Company has no letters of credit outstanding at April 30, 2024. The Company is also required to pay unused commitment fees for the Term Revolving Loan.

Revolving Line of Credit Loan

The Revolving Line of Credit Loan is for an amount equal to the borrowing base, with a maximum limit of $10,000,000, and has a variable interest rate based on the Wall Street Journal's Prime Rate plus 10 basis points with a minimum interest rate of 2.10%. The amount available to borrow per the borrowing base calculations at April 30, 2024 was approximately $0. The applicable interest rate at April 30, 2024 was 8.60%. The Revolving Line of Credit Loan may be advanced, repaid and re-borrowed during the term. Monthly interest payments are due on the Revolving Line of Credit Loan with payment of all amounts outstanding due on November 1, 2024. The maturity date may be extended for up to four additional one year terms upon written request of the Company which will be deemed automatically granted by Compeer upon written certification that there is no event of default. The Company has previously been granted one extension. The outstanding balance on this note was $0 at April 30, 2024. The Company is also required to pay unused commitment fees for the Revolving Line of Credit Loan.

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

HIGHWATER ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
April 30, 2024

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

The Company’s operating and finance leases have remaining lease terms of approximately 2 months and 5.5 years, respectively. These leases include options to extend the lease. When it is reasonably certain the Company will exercise those options, the Company will update the remaining terms of the leases. The Company does not have lease arrangements with residual value guarantees, sale leaseback terms or material restrictive covenants.

The following table summarizes the remaining maturities of the Company’s operating and finance lease liabilities as of April 30, 2024:

For the Period Ending April 30,	Operating Leases	Finance Leases
2025	$28,080	$178,800
2026	—	178,800
2027	—	178,800
2028	—	178,800
2029	—	178,800
Thereafter	—	89,400
Totals	28,080	983,400
Amount representing interest	(192)	(136,470)
Lease liability	$27,888	$846,930

Lease Cost	Three Months ended April 30, 2024	Six Months ended April 30, 2024	Three Months ended April 30, 2023	Six Months ended April 30, 2023

Operating lease cost	$42,120	$84,240	$42,120	$84,240
Short term lease cost	19,009	34,699	11,737	21,931
Finance lease cost
Amortization of leased assets	34,324	68,647	34,324	68,647
Interest on lease liabilities	11,946	24,338	13,695	27,812

Net lease cost	$107,399	$211,924	$101,876	$202,630

HIGHWATER ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
April 30, 2024

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

Construction Project

The Company entered into an agreement on December 21, 2023 with Nelson Baker Biotech, Inc. to construct one fermentation tank which is expected to increase efficiencies. The construction commenced in May 2024 and is expected to be completed in the fall of 2024 at an approximate cost of $4,000,000.

Regulatory Agencies

The Company is subject to oversight from regulatory agencies regarding environmental concerns which arise in the ordinary course of its business.

Forward Contracts

In the ordinary course of business, we enter into forward contracts for our commodity purchases and sales. Forward contracts outstanding are as follows at April 30, 2024:

	Quantity	Average Price	Date Delivery Through

Purchase of corn (in bushels):
Basis contracts	2,898,491
Priced contracts	2,013,604	$4.35	12/31/2025
Total	4,912,095

Purchase of natural gas (in dekatherms):
Priced contracts	2,405,150	$3.50	3/31/2027
Total	2,405,150

Purchase of denaturant (in gallons):
Priced contracts	138,750	$1.81	5/31/2024
Total	138,750

Sales of dry distillers grains (in tons):
Priced contracts	12,400	$146.45	9/30/2024
Total	12,400

Sales of modified distillers grains (in tons)
Priced contracts	9,500	$92.73	9/30/2024
Total	9,500

Sales of corn oil (in pounds)
Priced contracts	468,000	$0.41	5/31/2024
Total	468,000

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the six month periods ended April 30, 2024, compared to the same periods of the prior fiscal year. This discussion should be read in conjunction with the condensed financial statements and notes and the information contained in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2023.

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

Results of Operations for the Three Months Ended April 30, 2024 and 2023

    The following table shows the results of our operations and the approximate percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our unaudited statements of operations for the three months ended April 30, 2024 and 2023:

	2024		2023
Statements of Operations Data	Amount (unaudited)	%	Amount (unaudited)	%

Revenues	$32,543,357	100.00%	$48,711,980	100.00%
Cost of Goods Sold	33,339,994	102.45%	46,044,506	94.52%
Gross Profit (Loss)	(796,637)	(2.45)%	2,667,474	5.48%
Operating Expenses	1,096,957	3.37%	1,085,532	2.23%
Operating Income (Loss)	(1,893,594)	(5.82)%	1,581,942	3.25%
Other Income, net	294,407	0.91%	165,886	0.34%
Net Income (Loss)	$(1,599,187)	(4.91)%	$1,747,828	3.59%

The following table shows the sources of our revenue for the three months ended April 30, 2024 and 2023:

	2024		2023
Revenue Sources	Amount (Unaudited)	%	Amount (Unaudited)	%

Ethanol Sales	$23,503,555	72.22%	$35,666,080	73.22%
Modified Distillers Grains Sales	2,012,253	6.19%	2,894,548	5.94%
Dried Distillers Grains Sales	4,492,025	13.80%	6,921,665	14.21%
Corn Oil Sales	2,535,524	7.79%	3,229,687	6.63%
Total Revenues	$32,543,357	100.00%	$48,711,980	100.00%

Revenue

    Ethanol
    Our ethanol revenues were lower for the three months ended April 30, 2024, as compared to the three months ended April 30, 2023. Revenue from ethanol sales decreased by approximately 34.1% during the three months ended April 30, 2024, as compared to the three months ended April 30, 2023, due primarily to lower ethanol prices and a decrease in number of gallons sold during the three months ended April 30, 2024.
The average price per gallon of ethanol sold for the three months ended April 30, 2024 was approximately 33.5% lower than the average price we received for the three months ended April 30, 2023. Ethanol prices were lower due primarily to lower corn and energy prices and an increase in ethanol stocks resulting from a period of higher industry-wide production.
On April 19, 2024, the Environmental Protection Agency announced the issuance of an emergency waiver to allow E15 to be sold during the summer months which is likely to have a positive effect on ethanol demand. Other factors likely to affect ethanol prices in the future include domestic corn prices and corn supply, energy prices and inventory levels. In addition, trade disputes with foreign governments, changes in foreign ethanol demand, global economics and increased volatility in commodity prices could impact the market price of ethanol.
The number of gallons of ethanol sold during the three months ended April 30, 2024 decreased by approximately 1.0%, as compared to the three months ended April 30, 2023 due to timing of shipments. Our ethanol production levels for the three months ended April 30, 2024 were at an annual rate of approximately 69 million gallons. Management anticipates that the amount of ethanol produced could decrease in the future if operating conditions worsen and we reduce ethanol production levels. Ethanol production could also decrease if delayed rail car shipments affect our ability to get sufficient rail cars to transport our ethanol.
We had gains related to ethanol based derivative instruments of $4,697 and $15,941 for the three months ended April 30, 2024 and 2023, respectively. These gains increased our ethanol revenue during these periods.

Distillers Grains

    Revenue from distillers grains sales decreased by approximately 33.7% during the three months ended April 30, 2024, as compared to the three months ended April 30, 2023 primarily due to lower distillers grains prices and a decrease in tons of distillers grains sold during our three months ended April 30, 2024 compared to the same period of 2023.

    For the three months ended April 30, 2024, the average price per ton of dried distillers grains sold was approximately 34.3% lower than the average price we received during the three months ended April 30, 2023, due primarily to decreases in the domestic prices of corn and soybeans and lower seasonal demand for the period. For the three months ended April 30, 2024, the average price per ton of modified distillers grains sold was approximately 29.8% lower than during the three months ended April 30, 2023, due to decreases in the domestic prices of corn and soybeans and decreased demand in our area.

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

The tons of dried distillers grains sold during the three months ended April 30, 2024, decreased by approximately 1.2%, as compared to the three months ended April 30, 2023. The tons of modified distillers grains sold during the three months ended April 30, 2024, decreased by approximately 1.0%, as compared to the three months ended April 30, 2023. Management anticipates that the amount of distillers grains produced may decrease in the future if operating conditions worsen and there is a reduction in ethanol production levels which would then have a corresponding effect on distillers grains. In addition, an increase in ethanol or corn oil yields could have a negative effect of distillers grains production levels.

Corn Oil

Revenue from corn oil sales decreased by approximately 21.5% during the three months ended April 30, 2024, as compared to the three months ended April 30, 2023. This is primarily the result of a decrease in the price of corn oil sold and a decrease in pounds of corn oil sold for the period. The average price per pound of corn oil sold was approximately 21.1% lower during the three months ended April 30, 2024, as compared to the three months ended April 30, 2023, due primarily to an increase in corn oil and soy oil production which outpaced demand. Factors likely to affect corn oil prices include corn oil and soy oil supply, biodiesel demand, prices of corn and soybeans, the status of the biodiesel blenders' tax credit and new crop corn oil content.

The pounds of corn oil sold during the three months ended April 30, 2024, decreased by approximately 1.0% compared to the three months ended April 30, 2023. Management anticipates that the amount of corn oil produced may decrease in the future if there is a reduction in ethanol production levels which would then have a corresponding effect on corn oil. However, an increase in corn oil yields due to improved efficiencies or a corn crop with higher oil content could contribute to higher corn oil production levels.

At April 30, 2024, we had 468,000 pounds of forward corn oil sales contracts valued at approximately $192,000 for various delivery periods through May 31, 2024.

Cost of Goods Sold

    Our two largest costs of production are corn (73.2% of cost of goods sold for the three months ended April 30, 2024) and natural gas (6.4% of cost of goods sold for the three months ended April 30, 2024). Our total cost of goods sold was approximately 28.6% less during the three months ended April 30, 2024, as compared to the three months ended April 30, 2023.

Corn

    Our average price per bushel of corn for the three months ended April 30, 2024 decreased by approximately 35.8% per bushel, as compared to the three months ended April 30, 2023, primarily due to a lower market value for corn as a result of increases in projected stocks due to a large fall corn crop in the United States. We used approximately 1.3% less bushels of corn in the three months ended April 30, 2024, as compared to the three months ended April 30, 2023.
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

    At April 30, 2024, we had approximately 2,898,000 bushels of forward fixed basis corn purchase contracts and approximately 2,014,000 bushels of forward fixed price corn contracts valued at approximately $8,759,000. These purchase contracts are for various delivery periods through December 31, 2025.

We had gains (losses) related to corn derivative instruments of ($81,705) and $134,913 for the three months ended April 30, 2024 and 2023, respectively, which reduced (increased) our cost of goods sold during these periods.

Natural Gas

    The average market price per MMBTU of natural gas was approximately 14.1% higher for the three months ended April 30, 2024, as compared to the three months ended April 30, 2023, due primarily to higher transportation rates paid to Northern Natural Gas Company. Factors such as industry production problems or large increases in natural gas demand in the future could have a negative effect on natural gas prices.

    For the three months ended April 30, 2024, we used approximately the same MMBTUs of natural gas as compared to the three months ended April 30, 2023.

    At April 30, 2024, we had approximately 2,405,000 MMBTUs of forward natural gas purchase contracts valued at approximately $8,409,000 for various delivery periods through March 31, 2027.

We had losses related to natural gas derivative instruments of ($1,886) and ($3,872), which increased our cost of goods sold during these periods.

Operating Expense

    We had operating expenses for the three months ended April 30, 2024 of $1,096,957, as compared to operating expenses of $1,085,532 for the three months ended April 30, 2023. Management attributes this increase in operating expenses primarily to an increase in insurance and consulting fees for the three months ended April 30, 2024, as compared to the three months ended April 30, 2023. Management continues to pursue strategies to optimize efficiencies and maximize production. These efforts may result in a decrease in our operating expenses on a per gallon basis. However, because these expenses do not vary with the level of production at the plant, we expect our operating expenses to remain relatively steady.

Other Income, net

    We had total other income, net for the three months ended April 30, 2024 of $294,407, as compared to $165,886 for the three months ended April 30, 2023. Our other income, net for the three months ended April 30, 2024, was higher due primarily to an increase in interest income.

Results of Operations for the Six Months Ended April 30, 2024 and 2023

    The following table shows the results of our operations and the approximate percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our unaudited statements of operations for the six months ended April 30, 2024 and 2023:

	2024		2023
Statements of Operations Data	Amount (unaudited)	%	Amount (unaudited)	%

Revenues	$69,779,814	100.00%	$97,573,545	100.00%
Cost of Goods Sold	$68,939,565	98.80%	$91,556,970	93.83%
Gross Profit	$840,249	1.20%	$6,016,575	6.17%
Operating Expenses	$2,380,428	3.41%	$2,283,645	2.34%
Operating Income (Loss)	$(1,540,179)	(2.21)%	$3,732,930	3.83%
Other Income, net	$766,879	1.10%	$346,875	0.36%
Net Income (Loss)	$(773,300)	(1.11)%	$4,079,805	4.18%

The following table shows the sources of our revenue for the six months ended April 30, 2024 and 2023:

	2024		2023
Revenue Sources	Amount (Unaudited)	%	Amount (Unaudited)	%

Ethanol Sales	$49,653,156	71.16%	$70,707,286	72.46%
Modified Distillers Grains Sales	4,194,306	6.01%	6,255,476	6.41%
Dried Distillers Grains Sales	10,196,124	14.61%	13,062,393	13.39%
Corn Oil Sales	5,736,228	8.22%	7,548,390	7.74%
Total Revenues	$69,779,814	100.00%	$97,573,545	100.00%

Revenue

    Ethanol
    Our ethanol revenues were lower for the six months ended April 30, 2024, as compared to the six months ended April 30, 2023. Revenue from ethanol sales decreased by approximately 29.8% during the six months ended April 30, 2024, as compared to the six months ended April 30, 2023, due primarily to a decrease in the average price per gallon of ethanol sold during the three months ended April 30, 2024.
The average price per gallon of ethanol sold for the six months ended April 30, 2024 was approximately 30.0% lower than the average price we received for the six months ended April 30, 2023. Ethanol prices were lower due primarily to lower corn and energy prices and an increase in ethanol stocks resulting from a period of higher industry-wide production.
On April 19, 2024, the Environmental Protection Agency announced the issuance of an emergency waiver to allow E15 to be sold during the summer months which is likely to have a positive effect on ethanol demand. Other factors likely to affect ethanol prices in the future include domestic corn prices and corn supply, energy prices and inventory levels. In addition, trade disputes with foreign governments, changes in foreign ethanol demand, global economics and increased volatility in commodity prices could impact the market price of ethanol.
The number of gallons of ethanol sold during the six months ended April 30, 2024 were approximately the same as compared to the six months ended April 30, 2023. Our ethanol production levels for the six months ended April 30, 2024 were at an annual rate of approximately 69 million gallons. Management anticipates that the amount of ethanol produced could further decrease in the future if operating conditions worsen and we reduce ethanol production levels. Ethanol production could also decrease if delayed rail car shipments affect our ability to get sufficient rail cars to transport our ethanol.
We had gains related to ethanol based derivative instruments of $15,071 and $76,406 for the six months ended April 30, 2024 and 2023, respectively. These gains increased our ethanol revenue during these periods.

Distillers Grains

    Revenue from distillers grains sales decreased by approximately 25.5% during the six months ended April 30, 2024, as compared to the six months ended April 30, 2023 primarily due to lower distillers grains prices during our six months ended April 30, 2024 compared to the same period of 2023.

    For the six months ended April 30, 2024, the average price per ton of dried distillers grains sold was approximately 23.8% lower than the average price we received during the six months ended April 30, 2023, due primarily to decreases in the domestic prices of corn and soybeans and lower seasonal demand for the period. For the six months ended April 30, 2024, the average price per ton of modified distillers grains sold was approximately 26.2% lower than during the six months ended April 30, 2023, due to decreases in the domestic prices of corn and soybeans and decreased demand in our area.

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

The tons of dried distillers grains sold during the six months ended April 30, 2024, increased by approximately 2.5%, as compared to the six months ended April 30, 2023. The tons of modified distillers grains sold during the six months ended April 30, 2024, decreased by approximately 9.1%, as compared to the six months ended April 30, 2023. Management anticipates that the amount of distillers grains produced may decrease in the future if operating conditions worsen and there is a reduction in ethanol production levels which would then have a corresponding effect on distillers grains. In addition, an increase in ethanol or corn oil yields could have a negative effect of distillers grains production levels.

Corn Oil

Revenue from corn oil sales decreased by approximately 24.0% during the six months ended April 30, 2024, as compared to the six months ended April 30, 2023. This is primarily the result of a decrease in the price of corn oil sold during the six months ended April 30, 2024, partially offset by an increase in pounds of corn oil sold for the period. The average price per pound of corn oil sold was approximately 24.6% lower during the six months ended April 30, 2024, as compared to the six months ended April 30, 2023, due primarily to an increase in corn oil and soy oil production which outpaced demand. Factors likely to affect corn oil prices include corn oil and soy oil supply, biodiesel demand, prices of corn and soybeans, the status of the biodiesel blenders' tax credit and new crop corn oil content.

The pounds of corn oil sold during the six months ended April 30, 2024, increased by approximately 0.78% compared to the six months ended April 30, 2023. Management anticipates that the amount of corn oil produced may decrease in the future if there is a reduction in ethanol production levels which would then have a corresponding effect on corn oil. However, an increase in corn oil yields due to improved efficiencies or a corn crop with higher oil content could contribute to higher corn oil production levels.

At April 30, 2024, we had 468,000 pounds of forward corn oil sales contracts valued at approximately $192,000 for various delivery periods through May 31, 2024.

Cost of Goods Sold

    Our two largest costs of production are corn (74.9% of cost of goods sold for the six months ended April 30, 2024) and natural gas (6.8% of cost of goods sold for the six months ended April 30, 2024). Our total cost of goods sold was approximately 24.7% less during the six months ended April 30, 2024, as compared to the six months ended April 30, 2023.

Corn

    Our average price per bushel of corn for the six months ended April 30, 2024 decreased by approximately 31.5% per bushel, as compared to the six months ended April 30, 2023, primarily due to a lower market value for corn as a result of increases in projected stocks due to a large fall corn crop in the United States. We used approximately 1.7% less bushels of corn in the six months ended April 30, 2024, as compared to the six months ended April 30, 2023.
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

    At April 30, 2024, we had approximately 2,898,000 bushels of forward fixed basis corn purchase contracts and approximately 2,014,000 bushels of forward fixed price corn contracts valued at approximately $8,759,000. These purchase contracts are for various delivery periods through December 31, 2025.

We had gains (losses) related to corn derivative instruments of $(92,506) and $448,587 for the six months ended April 30, 2024 and 2023, respectively, which reduced (increased) our cost of goods sold during these periods.

    Natural Gas

    The average market price per MMBTU of natural gas was approximately 22.8% higher for the six months ended April 30, 2024, as compared to the six months ended April 30, 2023, due primarily to higher transportation rates paid to Northern Natural Gas Company. Factors such as industry production problems or large increases in natural gas demand in the future could have a negative effect on natural gas prices. Factors such as industry production problems or large increases in natural gas demand in the future could also have a negative effect on natural gas prices.

    For the six months ended April 30, 2024, we used approximately the same MMBTUs of natural gas as compared to the six months ended April 30, 2023.

    At April 30, 2024, we had approximately 2,405,000 MMBTUs of forward natural gas purchase contracts valued at approximately $8,409,000 for various delivery periods through March 31, 2027.

We had gains related to natural gas derivative instruments of $8,157 and $80,003, which reduced our cost of goods sold during these periods.

Operating Expense

    We had operating expenses for the six months ended April 30, 2024 of $2,380,428, as compared to operating expenses of $2,283,645 for the six months ended April 30, 2023. Management attributes this increase in operating expenses primarily to an increase in insurance and consulting fees for the six months ended April 30, 2024, as compared to the six months ended April 30, 2023. Management continues to pursue strategies to optimize efficiencies and maximize production. These efforts may result in a decrease in our operating expenses on a per gallon basis. However, because these expenses do not vary with the level of production at the plant, we expect our operating expenses to remain relatively steady.

Other Income, net

    We had total other income, net for the six months ended April 30, 2024 of $766,879, as compared to $346,875 for the six months ended April 30, 2023. Our other income, net for the six months ended April 30, 2024, was higher due primarily to an increase in interest income.

Changes in Financial Condition for the Six Months Ended April 30, 2024

    The following table highlights the changes in our financial condition as of April 30, 2024 from our previous fiscal year ended October 31, 2023:

	April 30, 2024	October 31, 2023
Current Assets	$38,527,495	$62,247,517
Current Liabilities	10,911,734	20,565,125
Long-Term Liabilities	711,327	780,059
Current Assets

    The decrease in current assets is primarily the result of decreases in cash and cash equivalents at April 30, 2024, as compared to October 31, 2023, due primarily to cash distributions of $16,161,900 paid to our members on December 4, 2023.

Current Liabilities

    The decrease in current liabilities is primarily the result of decreases in accounts payable at April 30, 2024, as compared to October 31, 2023, due primarily to a decrease in corn prices and timing of deferred corn payments.

Long-Term Liabilities

    Long-term liabilities decreased at April 30, 2024, as compared to October 31, 2023, due primarily to decreasing liabilities owed under a contract for use of a natural gas pipeline to transport natural gas to our facility.

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

The following table shows cash flows for the six months ended April 30, 2024 and 2023:

	2024	2023
	(unaudited)	(unaudited)
Net cash (used in) provided by operating activities	$(2,515,881)	$1,020,956
Net cash used in investing activities	(1,792,494)	(1,062,606)
Net cash used in financing activities	(16,226,960)	(15,390,588)

Cash Flow From Operations

We used more cash in operating activities for the six months ended April 30, 2024, as compared to the same period in 2023. This decrease in cash from operations was primarily due to a decrease in net income and changes in accounts receivable, accounts payable, and inventories for the six months ended April 30, 2024, as compared to the same period in 2023.

Cash Flow From Investing Activities

We used more cash in investing activities for the six months period ended April 30, 2024, as compared to the same period in 2023. This change was primarily due to an increase in capital expenditures during the six months ended April 30, 2024.

Cash Flow From Financing Activities

We used more cash in financing activities during the six month ended April 30, 2024, as compared to the same period in 2023. Our cash used in financing activities increased primarily due to increased distributions to our members during the six months ended April 30, 2024.

Short-Term and Long-Term Debt Sources

    Our loan facility with Compeer Financial f/k/a AgStar Financial Services, PCA ("Compeer") includes a $20,000,000 Term Revolving Loan and a Revolving Line of Credit Loan. Our loan facility with Compeer is secured by substantially all business assets and also subjects the Company to various financial and non-financial covenants.

Term Revolving Loan

The Term Revolving Loan is for up to $20,000,000 with a variable interest rate based on the Wall Street Journal's Prime Rate plus 10 basis points with a minimum interest rate of 2.10%. The applicable interest rate at April 30, 2024 was 8.60%. The Term Revolving Loan may be advanced, repaid and re-borrowed during the term. Monthly interest payments are due on the Term Revolving Loan with payment of all amounts outstanding due on November 1, 2027. The outstanding balance on this note was $0 at April 30, 2024. We pay interest at a rate of 1.50% on amounts outstanding for letters of credit which also reduce the amount available under the Term Revolving Loan. We had no letters of credit outstanding at April 30, 2024. We are also required to pay unused commitment fees for the Term Revolving Loan.

Revolving Line of Credit Loan

The Revolving Line of Credit Loan is for an amount equal to the borrowing base, with a maximum limit of $10,000,000 with a variable interest rate based on the Wall Street Journal's Prime Rate plus 10 basis points with a minimum interest rate of 2.10%. The amount available to borrow per the borrowing base calculations at April 30, 2024 was approximately $0. The applicable interest rate at April 30, 2024 was 8.60%. The Revolving Line of Credit Loan may be advanced, repaid and re-borrowed during the term. Monthly interest payments are due on the Revolving Line of Credit Loan with payment of all amounts outstanding due on November 1, 2024. The maturity date may be extended for up to four additional one year terms upon our written request which will be deemed automatically granted by Compeer upon written certification that there is no event of default. The Company has previously been granted one extension. The outstanding balance on this note was $0 at April 30, 2024. We are also required to pay unused commitment fees for the Revolving Line of Credit Loan.

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

Grants

The Minnesota State Legislature established the Bioincentive Program in 2015 to encourage commercial-scale production of advanced biofuels, renewable chemicals, and biomass thermal energy through production incentive payments. Eligible producers of cellulosic ethanol may receive $0.16 per gallon of cellulosic ethanol produced subject to program funding limitations. We received awards from the Bioincentive Program of approximately $92,000, recorded in the first quarter of fiscal 2024 in other income, and $116,000, recorded in the second quarter of fiscal 2024 in other income. We received awards from the Bioincentive Program of approximately $100,000, recorded in the first quarter of fiscal 2023 in other income, and $81,000, recorded in the second quarter of fiscal 2023 in other income.

Capital Expenditures

    We commenced a construction project during our 2023 fiscal year to expand our lab and add additional office space. This project was completed during the second quarter of our 2024 fiscal year at a cost of approximately $1,100,000 which was funded from operations.

We have also approved a project to add an additional fermentation tank which is expected to increase efficiencies, cost approximately $4,000,000, and be funded from operations and existing debt facilities. We entered into an agreement on December 21, 2023 with Nelson Baker Biotech, Inc. to construct the fermentation tank. Construction commenced in May 2024 and is expected to be completed in the fall of 2024. The amendment to our air permit to add the fermentation tank was proved by the Minnesota Pollution Control Agency on March 4, 2022.

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

    As of April 30, 2024, the fair values of our commodity-based derivative instruments are a net liability of approximately $689,000. As the prices of the hedged commodity moves in reaction to market trends and information, our statement of operations will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to protect the Company over the term of the contracts for the hedged amounts.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from our Term Revolving Loan and Revolving Line of Credit Loan, each bearing a variable interest rate.  As of April 30, 2024, we had $0 outstanding on the Term Revolving Loan and the Revolving Line of Credit Loan. As of April 30, 2024, interest accrues on these loans at a variable interest rate based on the Wall Street Journal's Prime Rate plus 10 basis points with a minimum interest rate of 2.10% and the applicable interest rate was 8.60%. Given the balance owed on these loans as of April 30, 2024, we have determined that our exposure to market risk from changes in interest rates is not material. The specifics of each loan are discussed in greater detail in “Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”
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

    In the ordinary course of business, we enter into forward contracts for our commodity purchases. At April 30, 2024, we had 2,898,491 bushels of forward fixed basis corn purchase contracts and 2,013,604 bushels of forward fixed price corn purchase contracts valued at approximately $8,759,000. These purchase contracts are for various delivery periods through December 31, 2025. At April 30, 2024, we had 2,405,150 MMBTUs of forward natural gas fixed price purchase contracts valued at approximately $8,409,000 for delivery periods through March 31, 2027. In addition, at April 30, 2024, we had 138,750 gallons of forward fixed price denaturant purchase contracts valued at approximately $250,000 for delivery periods through May 31, 2024.

    In the ordinary course of business, we enter into forward contracts for our commodity sales. At April 30, 2024, we had 12,400 tons of forward fixed price dried distillers grains sales contracts valued at approximately $1,816,000 for delivery periods through September 30, 2024. At April 30, 2024, we had 9,500 tons of forward fixed price modified distillers grains sales contracts valued at approximately $881,000 for delivery periods through September 30, 2024. At April 30, 2024, we had 468,000 pounds of forward fixed price corn oil sales contracts valued at approximately $192,000 for delivery periods through May 31, 2024.
    We recorded gains (losses) due to changes in the fair value of our outstanding corn derivative future positions of approximately ($81,705) and $134,913 for the three months ended April 30, 2024 and 2023, respectively. We recorded gains due to changes in the fair value of our outstanding ethanol derivative future positions of approximately $4,697 and $15,941 for the three months ended April 30, 2024 and 2023, respectively. For the the three months ended April 30, 2024 and 2023, we recorded losses due to the change in fair value of our outstanding natural gas derivative future positions of approximately ($1,886) and ($3,872), respectively.

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

A sensitivity analysis has been prepared to estimate our exposure to ethanol, distillers grains, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas prices and average ethanol and distillers grains prices as of April 30, 2024, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from April 30, 2024. The results of this analysis, which may differ from actual results, are approximately as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price as of April 30, 2024	Approximate Adverse Change to Income
Natural Gas	95,000	MMBTU	10%	$18,905
Ethanol	69,000,000	Gallons	10%	$10,488,000
Corn	18,246,405	Bushels	10%	$7,718,229
DDGs	107,600	Tons	10%	$1,560,200

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

Our management, including our Chief Executive Officer (the principal executive officer), Brian Kletscher, along with our Chief Financial Officer (the principal financial officer), Lucas Schneider, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of April 30, 2024.  Based on this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended April 30, 2024, which were identified in connection with management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

HIGHWATER ETHANOL, LLC

Date:	June 13, 2024	/s/ Brian Kletscher
Brian Kletscher
Chief Executive Officer
(Principal Executive Officer)

Date:	June 13, 2024	/s/ Lucas Schneider
Lucas Schneider
Chief Financial Officer
(Principal Financial and Accounting Officer)