Form 10-Q
period 2024-07-31
HIGHWATER ETHANOL LLC
filed 2024-09-12
CIK 1371451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

	For the quarterly period ended	July 31, 2024

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

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
☐ Yes     ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  As of September 12, 2024 there were 4,754 membership units outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HIGHWATER ETHANOL, LLC
Condensed Balance Sheets

ASSETS	July 31, 2024	October 31, 2023
	(Unaudited)
Current Assets
Cash and cash equivalents	$30,301,547	$41,519,800
Derivative instruments	604,899	923,251
Accounts receivable	1,603,439	2,935,253
Inventories	13,635,285	16,113,187
Prepaids and other	265,042	756,026
Total current assets	46,410,212	62,247,517

Property and Equipment
Land and land improvements	13,210,145	13,210,145
Buildings	40,119,360	38,862,183
Office equipment	1,231,526	1,231,526
Plant and process equipment	88,044,910	87,740,728
Vehicles	160,259	160,259
Construction in progress	2,951,077	1,072,117
	145,717,277	142,276,958
Less accumulated depreciation	(116,881,991)	(109,998,247)
Net property and equipment	28,835,286	32,278,711

Other Assets
Investments	5,050,917	4,876,963
Right of use asset - operating leases	—	110,040
Right of use asset - finance leases	720,793	823,763
Other	—	208,232
Deposits	437,058	493,330
Total other assets	6,208,768	6,512,328

Total Assets	$81,454,266	$101,038,556

LIABILITIES AND MEMBERS' EQUITY	July 31, 2024	October 31, 2023
	(Unaudited)
Current Liabilities
Accounts payable	$11,870,190	$18,760,447
Accrued expenses	1,213,072	1,562,707
Current portion of operating lease liability	—	110,038
Current portion of finance lease liability	137,476	131,933
Total Current Liabilities	13,220,738	20,565,125

Long-Term Liabilities
Finance lease liability, net of current portion	676,246	780,059
Total Long-Term Liabilities	676,246	780,059

Commitments and Contingencies

Members' Equity
Members' equity, 4,754 and 4,754 units outstanding	67,557,282	79,693,372

Total Liabilities and Members’ Equity	$81,454,266	$101,038,556

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Condensed Unaudited Statements of Operations

	Three Months Ended		Nine Months Ended
	July 31, 2024	July 31, 2023	July 31, 2024	July 31, 2023

Revenues	$37,444,831	$52,627,682	$107,224,645	$150,201,226

Cost of Goods Sold	32,026,594	45,669,225	100,966,160	137,226,195

Gross Profit	5,418,237	6,958,457	6,258,485	12,975,031

Operating Expenses	963,115	909,475	3,343,543	3,193,120

Operating Income	4,455,122	6,048,982	2,914,942	9,781,911

Other Income (Expense)
Interest income	294,341	74,449	835,600	159,375
Other income	24,001	516,375	238,133	718,431
Interest expense	(52,148)	(53,873)	(168,047)	(173,002)
Income from equity method investments	77,794	118,650	205,182	297,673
Total other income (expense), net	343,988	655,601	1,110,868	1,002,477

Net Income	$4,799,110	$6,704,583	$4,025,810	$10,784,388

Weighted Average Units Outstanding	4,754	4,755	4,754	4,758
Net Income Per Unit, Basic and Diluted	$1,009.49	$1,410.01	$846.83	$2,266.58
Distributions Declared Per Unit	$—	$—	$3,400	$3,200

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Statements of Changes in Members' Equity (Unaudited)

Members' Equity

Balance - October 31, 2022	$78,293,068

Net income for the three-month period ended January 31, 2023	2,331,977

Member distribution	(15,240,000)

Member unit repurchase, 2 units	(19,000)

Balance - January 31, 2023	65,366,045

Net income for the three-month period ended April 30, 2023	1,747,828

Member unit repurchase, 7 units	(70,000)

Balance - April 30, 2023	$67,043,873

Net income for the three-month period ended July 31, 2023	6,704,583

Balance - July 31, 2023	$73,748,456

Members' Equity

Balance - October 31, 2023	$79,693,372

Net income for the three-month period ended January 31, 2024	825,887

Member distribution	(16,161,900)

Balance - January 31, 2024	64,357,359

Net Loss for the three-month period ended April 30, 2024	(1,599,187)

Balance - April 30, 2024	$62,758,172

Net income for the three-month period ended July 31, 2024	$4,799,110

Balance - July 31, 2024	$67,557,282

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Condensed Unaudited Statements of Cash Flows

	Nine Months Ended
	July 31, 2024	July 31, 2023
Cash Flows from Operating Activities
Net income	$4,025,810	$10,784,388
Adjustments to reconcile net income to net cash provided by operations
Depreciation and amortization	7,194,947	7,618,124
Earnings in excess of distributions (distributions in excess of earnings) from equity method investments	115,251	(105,173)
Non-cash patronage income	(393,239)	(299,877)
Changes in working capital components
Accounts receivable	1,331,814	1,045,213
Inventories	2,477,902	(1,345,192)
Derivative instruments	318,352	189,895
Prepaids and other	547,256	547,957
Accounts payable	(6,892,574)	(10,107,098)
Accrued expenses	(349,635)	(105,348)
Net cash provided by operating activities	8,375,884	8,222,889

Cash Flows from Investing Activities
Capital expenditures	(3,438,003)	(989,363)
Proceeds from (purchase of) investments	104,034	(580,709)
Net cash used in investing activities	(3,333,969)	(1,570,072)

Cash Flows from Financing Activities
Member unit repurchases	—	(89,000)
Payment on finance lease liability	(98,268)	(93,020)
Member distributions	(16,161,900)	(15,240,000)
Net cash used in financing activities	(16,260,168)	(15,422,020)

Net Decrease in Cash and Cash Equivalents	(11,218,253)	(8,769,203)

Cash and Cash equivalents – Beginning of Period	41,519,800	29,790,258

Cash and Cash equivalents – End of Period	$30,301,547	$21,021,055

Supplemental Cash Flow Information
Cash paid for interest	$35,832	$41,079

Supplemental Disclosure of Noncash Financing and Investing Activities
Capital expenditures included in accounts payable	$42,516	$6,507

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
July 31, 2024

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

In the opinion of management, the interim condensed financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for fair presentation of the Company's financial position as of July 31, 2024 and the results of operations and cash flows for all periods presented.

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

HIGHWATER ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
July 31, 2024

•ethanol sales
•modified distillers grains sales
•dried distillers grains sales
•corn oil sales

Disaggregation of revenue:

All revenue recognized in the statement of operations is considered to be revenue from contracts with customers. The following table depicts the disaggregation of revenue according to product line for the three and nine months ended July 31, 2024 and 2023:

	Three Months Ended July 31, 2024	Three Months Ended July 31, 2023	Nine Months Ended July 31, 2024	Nine Months Ended July 31, 2023
Revenue Sources	Amount	Amount	Amount	Amount

Ethanol Sales	$28,835,540	$40,387,855	$78,488,696	$111,095,141
Modified Distillers Grains Sales	1,508,611	2,368,669	5,702,916	8,624,145
Dried Distillers Grains Sales	4,299,713	6,169,886	14,495,838	19,232,278
Corn Oil Sales	2,800,967	3,701,272	8,537,195	11,249,662
Total Revenues	$37,444,831	$52,627,682	$107,224,645	$150,201,226

Contract assets and contract liabilities:

The Company receives payments from customers based upon contractual billing schedules; accounts receivable are recorded when the right to consideration becomes unconditional. Contract liabilities include payments received in advance of performance under the contract, and are realized with the associated revenue recognized under the contract.

The Company had short term contract liabilities from contracts with customers of $187,275 at July 31, 2024 and $34,599 at October 31, 2023.

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
July 31, 2024

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

In accordance with the Company’s policy for evaluating impairment of long-lived assets described above, when a triggering event occurs management evaluates the recoverability of the facilities based on projected future cash flows from operations over the facilities’ estimated useful lives. In determining the projected future undiscounted cash flows, the Company makes significant assumptions concerning the future viability of the ethanol industry, the future price of corn in relation to the future price of ethanol and the overall demand in relation to production and supply capacity. The Company has not recorded any impairment for the nine months ended July 31, 2024 and 2023.

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts receivable, and accounts payable, and other working capital items approximate fair value at July 31, 2024 due to the short maturity nature of these instruments (Level 2).

Derivative instruments are carried at fair value, based on dealer quotes and live trading levels (Note 5).

Investments

The Company has a 5% investment interest in an unlisted company, Renewable Products Marketing Group, LLC (RPMG), who markets the Company’s ethanol. The Company also has a 7% ownership interest in Lawrenceville Tank, LLC (LT), which owns and operates a trans load/tank facility near Atlanta, Georgia. These investments are flow-through entities and are being accounted for by the equity method of accounting under which the Company’s share of net income is recognized as income in the Company’s statements of operations and added to the investment account. Distributions or dividends received from the investment are treated as a reduction of the investment account. The Company consistently follows the practice of recognizing the net income (loss) from equity method investments based on the most recent reliable data. Therefore, the net income (loss) which is reported in the Company's statement of operations for the period ended July 31, 2024 is based on the investees' results of operations for the period ended June 30, 2024.

The Company has cost method of investments in cooperatives. The corresponding patronage income is recorded in costs of goods sold.

HIGHWATER ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
July 31, 2024

Grants

The Minnesota State Legislature established the Bioincentive Program in 2015 to encourage commercial-scale production of advanced biofuels, renewable chemicals, and biomass thermal energy through production incentive payments. Eligible producers of cellulosic ethanol may receive $0.16 per gallon of cellulosic ethanol produced subject to program funding limitations. The Company received awards from the Bioincentive Program of approximately $92,000, recorded in the first quarter of fiscal 2024 in other income, $116,000, recorded in the second quarter of fiscal 2024 in other income, and $17,000, recorded in the third quarter of fiscal 2024 in other income. The Company received awards from the Bioincentive Program of approximately $100,000, recorded in the first quarter of fiscal 2023 in other income, and $81,000, recorded in the second quarter of fiscal 2023 in other income.

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

3. RECEIVABLES

Receivables consisted of the following at:

	July 31, 2024	October 31, 2023

Trade receivables	$507,853	$1,812,631
Other receivables	1,095,586	1,122,622
Total	$1,603,439	$2,935,253

4. INVENTORIES

Inventories consisted of the following at:

	July 31, 2024	October 31, 2023

Raw materials	$3,202,279	$7,861,508
Spare parts and supplies	6,051,315	5,432,982
Work in process	945,944	1,073,564
Finished goods	3,435,747	1,745,133
Total	$13,635,285	$16,113,187

The Company had no lower of cost or net realizable value write-down on finished goods inventory at July 31, 2024 or October 31, 2023.

5. DERIVATIVE INSTRUMENTS

As of July 31, 2024, the Company had entered into corn, natural gas and ethanol derivative instruments, which are required to be recorded as either assets or liabilities at fair value in the balance sheet. The Company uses these instruments to manage risks from changes in market rates and prices. Derivatives qualify for treatment as hedges when there is a high correlation between

HIGHWATER ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
July 31, 2024

the change in fair value of the derivative instrument and the related change in value of the underlying hedged item. The Company may designate the hedging instruments based upon the exposure being hedged as a fair value hedge or a cash flow hedge. The derivative instruments outstanding are not designated as hedges for accounting purposes.

Commodity Contracts

The following tables provide details regarding the Company's derivative instruments at July 31, 2024 and October 31, 2023:

Instrument	Balance Sheet location	July 31, 2024	October 31, 2023

Corn, natural gas and ethanol contracts
In gain position		$9,752	$812
In loss position		(1,182,614)	(1,497,801)
Deposits with broker		1,777,761	2,420,240
	Current assets	$604,899	$923,251

These contracts and related deposits are subject to a master netting arrangements and, therefore, are presented on a net basis on the balance sheet.

The Company has 2,136,000 bushels of corn inventory delivered under delayed-pricing contracts as of July 31, 2024. The contracts have various pricing deadlines through August 31, 2025.

The following tables provide details regarding the gains (losses) from the Company's derivative instruments in the statements of operations, none of which are designated as hedging instruments:

	Statement of	Three Months Ended July 31,
	Operations location	2024	2023
Ethanol contracts	Revenues	$1,070	$3,202
Corn contracts	Cost of goods sold	44,248	135,095
Natural gas contracts	Cost of goods sold	(19,967)	(3,044)

	Statement of	Nine Months Ended July 31,
	Operations location	2024	2023
Ethanol contracts	Revenues	$15,071	$79,608
Corn contracts	Cost of goods sold	(48,258)	583,682
Natural gas contracts	Cost of goods sold	(11,810)	76,959

6. FAIR VALUE MEASUREMENTS

The following table provides information on those assets (liabilities) measured at fair value on a recurring basis.

	Fair Value as of	Fair Value Measurement Using
	July 31, 2024	Level 1	Level 2	Level 3
Derivative instruments - commodities
In gain position	$9,752	$9,752	$—	$—
In loss position	(1,182,614)	(22,460)	(1,160,154)	—

HIGHWATER ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
July 31, 2024

	Fair Value as of	Fair Value Measurement Using
	October 31, 2023	Level 1	Level 2	Level 3
Derivative instruments - commodities
In gain position	$812	$812	$—	$—
In loss position	$(1,497,801)	$(13,466)	$(1,484,335)	$—

The Company determines the fair values of commodities by obtaining the fair value measurements from an independent pricing service based on dealer quotes and live trading levels from the Chicago Board of Trade.
7. DEBT FINANCING

The Company had no long-term debt at July 31, 2024 or October 31, 2023, respectively.

Bank Financing

The Company has a loan facility with Compeer Financial f/k/a AgStar Financial Services, PCA ("Compeer") that includes a $20,000,000 Term Revolving Loan and a Revolving Line of Credit Loan. The loan facility with Compeer is secured by substantially all business assets and also subjects the Company to various financial and non-financial covenants.
Term Revolving Loan
The Term Revolving Loan is for $20,000,000, and has a variable interest rate based on the Wall Street Journal's Prime Rate plus 10 basis points with a minimum interest rate of 2.10%. The applicable interest rate at July 31, 2024 was 8.60%. The Term Revolving Loan may be advanced, repaid and re-borrowed during the term. Monthly interest payments are due on the Term Revolving Loan. Payment of all amounts outstanding are due on November 1, 2027. The outstanding balance on this note was $0 at July 31, 2024. The Company pays interest at a rate of 1.50% on amounts outstanding for letters of credit which also reduce the amount available under the Term Revolving Loan. The Company has no letters of credit outstanding at July 31, 2024. The Company is also required to pay unused commitment fees for the Term Revolving Loan.

Revolving Line of Credit Loan

The Revolving Line of Credit Loan is for an amount equal to the borrowing base, with a maximum limit of $10,000,000, and has a variable interest rate based on the Wall Street Journal's Prime Rate plus 10 basis points with a minimum interest rate of 2.10%. The amount available to borrow per the borrowing base calculations at July 31, 2024 was approximately $0. The applicable interest rate at July 31, 2024 was 8.60%. The Revolving Line of Credit Loan may be advanced, repaid and re-borrowed during the term. Monthly interest payments are due on the Revolving Line of Credit Loan with payment of all amounts outstanding due on November 1, 2025. The maturity date may be extended for up to two additional one year terms upon written request of the Company which will be deemed automatically granted by Compeer upon written certification that there is no event of default. The Company has previously been granted two extensions. The outstanding balance on this note was $0 at July 31, 2024. The Company is also required to pay unused commitment fees for the Revolving Line of Credit Loan.

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

HIGHWATER ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
July 31, 2024

make distributions to members as frequently as monthly in an amount equal to 75% of net income if working capital is greater than or equal to $9,000,000, or an unlimited amount of net income if working capital is greater than or equal to $12,000,000.

8.  LEASES

The Company leased rail cars for its facility to transport dried distillers grains to its end customers. We classified those identified assets as operating leases after assessing the terms under lease classification guidance. The rail car lease terminated on June 30, 2024.

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

The following table summarizes the remaining maturities of the Company’s finance lease liabilities as of July 31, 2024:

For the Period Ending July 31,	Finance Leases
2025	$178,800
2026	178,800
2027	178,800
2028	178,800
2029	178,800
Thereafter	44,700
Totals	938,700
Amount representing interest	(124,978)
Lease liability	$813,722

Lease Cost	Three Months ended July 31, 2024	Three Months ended July 31, 2023	Nine Months ended July 31, 2024	Nine Months ended July 31, 2023

Operating lease cost	$22,080	$42,120	$112,320	$126,360
Short term lease cost	9,295	11,898	43,994	33,829
Finance lease cost
Amortization of leased assets	34,323	34,323	102,970	102,970
Interest on lease liabilities	11,494	13,267	35,832	41,079

Net lease cost	$77,192	$101,608	$295,116	$304,238

HIGHWATER ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
July 31, 2024

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

Construction Project

The Company entered into an agreement on December 21, 2023 with Nelson Baker Biotech, Inc. to construct one fermentation tank which is expected to increase efficiencies. The construction commenced in May 2024 and is expected to be completed in the fall of 2024 at an approximate cost of $4,000,000. The Company has paid approximately $2,300,000 at July 31, 2024.

Regulatory Agencies

The Company is subject to oversight from regulatory agencies regarding environmental concerns which arise in the ordinary course of its business.

Forward Contracts

In the ordinary course of business, we enter into forward contracts for our commodity purchases and sales. Forward contracts outstanding are as follows at July 31, 2024:

	Quantity	Average Price	Date Delivery Through

Purchase of corn (in bushels):
Basis contracts	806,807
Priced contracts	1,737,880	$4.19	12/31/2025
Total	2,544,687

Purchase of natural gas (in dekatherms):
Priced contracts	2,442,950	$3.65	3/31/2027
Total	2,442,950

Purchase of denaturant (in gallons):
Priced contracts	138,750	$1.70	8/31/2024
Total	138,750

Sales of dry distillers grains (in tons):
Priced contracts	13,661	$146.92	12/31/2024
Total	13,661

Sales of modified distillers grains (in tons)
Priced contracts	3,650	$91.52	10/31/2024
Total	3,650

Sales of corn oil (in pounds)
Priced contracts	2,329,000	$0.48	9/30/2024
Total	2,329,000

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the nine month periods ended July 31, 2024, compared to the same periods of the prior fiscal year. This discussion should be read in conjunction with the condensed financial statements and notes and the information contained in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2023.

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

Results of Operations for the Three Months Ended July 31, 2024 and 2023

    The following table shows the results of our operations and the approximate percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our unaudited statements of operations for the three months ended July 31, 2024 and 2023:

	2024		2023
Statements of Operations Data	Amount (unaudited)	%	Amount (unaudited)	%

Revenues	$37,444,831	100.00%	$52,627,682	100.00%
Cost of Goods Sold	32,026,594	85.53%	45,669,225	86.78%
Gross Profit	5,418,237	14.47%	6,958,457	13.22%
Operating Expenses	963,115	2.57%	909,475	1.73%
Operating Income	4,455,122	11.90%	6,048,982	11.49%
Other Income, net	343,988	0.92%	655,601	1.25%
Net Income	$4,799,110	12.82%	$6,704,583	12.74%

The following table shows the sources of our revenue for the three months ended July 31, 2024 and 2023:

	2024		2023
Revenue Sources	Amount (Unaudited)	%	Amount (Unaudited)	%

Ethanol Sales	$28,835,540	77.01%	$40,387,855	76.74%
Modified Distillers Grains Sales	1,508,611	4.03%	2,368,669	4.50%
Dried Distillers Grains Sales	4,299,713	11.48%	6,169,886	11.73%
Corn Oil Sales	2,800,967	7.48%	3,701,272	7.03%
Total Revenues	$37,444,831	100.00%	$52,627,682	100.00%

Revenue

    Ethanol
    Our ethanol revenues were lower for the three months ended July 31, 2024, as compared to the three months ended July 31, 2023. Revenue from ethanol sales decreased by approximately 28.6% during the three months ended July 31, 2024, as compared to the three months ended July 31, 2023, due primarily to lower ethanol prices and a decrease in number of gallons sold during the three months ended July 31, 2024.
The average price per gallon of ethanol sold for the three months ended July 31, 2024 was approximately 25.0% lower than the average price we received for the three months ended July 31, 2023. Ethanol prices were lower due primarily to lower corn and energy prices and an increase in ethanol stocks resulting from a period of higher industry-wide production.
On April 19, 2024, the Environmental Protection Agency announced the issuance of an emergency waiver to allow E15 to be sold during the summer months which is likely to have had and continue to have a positive effect on ethanol demand. Other factors likely to affect ethanol prices in the future include domestic corn prices and corn supply, energy prices and inventory levels. In addition, trade disputes with foreign governments, changes in foreign ethanol demand, global economics and increased volatility in commodity prices could impact the market price of ethanol.
The number of gallons of ethanol sold during the three months ended July 31, 2024 decreased by approximately 4.9%, as compared to the three months ended July 31, 2023 due to timing of shipments. Our ethanol production levels for the three months ended July 31, 2024 were at an annual rate of approximately 69 million gallons. Management anticipates that the amount of ethanol produced could decrease in the future if operating conditions worsen and we reduce ethanol production levels. Ethanol production could also decrease if delayed rail car shipments affect our ability to get sufficient rail cars to transport our ethanol.
We had gains related to ethanol based derivative instruments of $1,070 and $3,202 for the three months ended July 31, 2024 and 2023, respectively. These gains increased our ethanol revenue during these periods.

Distillers Grains

    Revenue from distillers grains sales decreased by approximately 32.0% during the three months ended July 31, 2024, as compared to the three months ended July 31, 2023 primarily due to lower distillers grains prices and a decrease in tons of distillers grains sold during our three months ended July 31, 2024 compared to the same period of 2023.

    For the three months ended July 31, 2024, the average price per ton of dried distillers grains sold was approximately 33.9% lower than the average price we received during the three months ended July 31, 2023, due primarily to decreases in the domestic prices of corn and soybeans and lower seasonal demand for the period. For the three months ended July 31, 2024, the average price per ton of modified distillers grains sold was approximately 28.0% lower than during the three months ended July 31, 2023, due to decreases in the domestic prices of corn and soybeans and decreased demand in our area.

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

The tons of dried distillers grains sold during the three months ended July 31, 2024, increased by approximately 5.5%, as compared to the three months ended July 31, 2023. However, the tons of modified distillers grains sold during the three months ended July 31, 2024, decreased by approximately 11.5%, as compared to the three months ended July 31, 2023. Management anticipates that the amount of distillers grains produced may decrease in the future if operating conditions worsen and there is a reduction in ethanol production levels which would then have a corresponding effect on distillers grains. In addition, an increase in ethanol or corn oil yields could have a negative effect of distillers grains production levels.

Corn Oil

Revenue from corn oil sales decreased by approximately 24.3% during the three months ended July 31, 2024, as compared to the three months ended July 31, 2023. This is primarily the result of lower corn oil prices. The average price per pound of corn oil sold was approximately 25.0% lower during the three months ended July 31, 2024, as compared to the three months ended July 31, 2023, due to lower corn and soybean prices and an increase in corn oil and soy oil production which outpaced demand. Factors likely to affect corn oil prices in the future include corn oil and soy oil supply, biodiesel demand, prices of corn and soybeans, the status of the biodiesel blenders' tax credit and new crop corn oil content.

The pounds of corn oil sold during the three months ended July 31, 2024, were approximately the same as compared to the pounds of corn oil sold for the three months ended July 31, 2023. Management anticipates that the amount of corn oil produced may decrease in the future if there is a reduction in ethanol production levels which would then have a corresponding effect on corn oil. However, an increase in corn oil yields due to improved efficiencies or a corn crop with higher oil content could contribute to higher corn oil production levels.

At July 31, 2024, we had 2,329,000 pounds of forward corn oil sales contracts valued at approximately $1,111,000 for various delivery periods through September 30, 2024.

Cost of Goods Sold

    Our two largest costs of production are corn (79.7% of cost of goods sold for the three months ended July 31, 2024) and natural gas (4.1% of cost of goods sold for the three months ended July 31, 2024). Our total cost of goods sold was approximately 27.6% less during the three months ended July 31, 2024, as compared to the three months ended July 31, 2023.

Corn

    Our average price per bushel of corn for the three months ended July 31, 2024 decreased by approximately 33.4% per bushel, as compared to the three months ended July 31, 2023, primarily due to a lower market value for corn as a result of increases in projected stocks due to projections for a large fall corn crop in the United States. We used approximately 1.7% more bushels of corn in the three months ended July 31, 2024, as compared to the three months ended July 31, 2023 due to a decrease in ethanol yields.
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

    At July 31, 2024, we had approximately 807,000 bushels of forward fixed basis corn purchase contracts and approximately 1,738,000 bushels of forward fixed price corn contracts valued at approximately $7,276,000. These purchase contracts are for various delivery periods through December 31, 2025.

We had gains related to corn derivative instruments of $44,248 and $135,095 for the three months ended July 31, 2024 and 2023, respectively, which reduced our cost of goods sold during these periods.

Natural Gas

    The average market price per MMBTU of natural gas was approximately 2.9% lower for the three months ended July 31, 2024, as compared to the three months ended July 31, 2023, due primarily to decreases in natural gas demand. Factors such as industry production problems or large increases in natural gas demand in the future could have a negative effect on natural gas prices.

    For the three months ended July 31, 2024, we used approximately 2.2% more MMBTUs of natural gas as compared to the three months ended July 31, 2023, due primarily to higher dried distillers grains production for the period.

    At July 31, 2024, we had approximately 2,443,000 MMBTUs of forward natural gas purchase contracts valued at approximately $8,927,000 for various delivery periods through March 31, 2027.

We had losses related to natural gas derivative instruments of ($19,967) and ($3,044), which increased our cost of goods sold during these periods.

Operating Expense

    We had operating expenses for the three months ended July 31, 2024 of $963,115, as compared to operating expenses of $909,475 for the three months ended July 31, 2023. Management attributes this increase in operating expenses primarily to an increase in insurance for the three months ended July 31, 2024, as compared to the three months ended July 31, 2023. Management continues to pursue strategies to optimize efficiencies and maximize production. These efforts may result in a decrease in our operating expenses on a per gallon basis. However, because these expenses do not vary with the level of production at the plant, we expect our operating expenses to remain relatively steady.

Other Income, net

    We had total other income, net for the three months ended July 31, 2024 of $343,988, as compared to $655,601 for the three months ended July 31, 2023. Our other income, net for the three months ended July 31, 2024, was lower due primarily to a decrease in grant income which was partially offset by an increase in interest income.

Results of Operations for the Nine Months Ended July 31, 2024 and 2023

    The following table shows the results of our operations and the approximate percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our unaudited statements of operations for the nine months ended July 31, 2024 and 2023:

	2024		2023
Statements of Operations Data	Amount (unaudited)	%	Amount (unaudited)	%

Revenues	$107,224,645	100.00%	$150,201,226	100.00%
Cost of Goods Sold	$100,966,160	94.16%	$137,226,195	91.36%
Gross Profit	$6,258,485	5.84%	$12,975,031	8.64%
Operating Expenses	$3,343,543	3.12%	$3,193,120	2.13%
Operating Income (Loss)	$2,914,942	2.72%	$9,781,911	6.51%
Other Income, net	$1,110,868	1.03%	$1,002,477	0.67%
Net Income (Loss)	$4,025,810	3.75%	$10,784,388	7.18%

The following table shows the sources of our revenue for the nine months ended July 31, 2024 and 2023:

	2024		2023
Revenue Sources	Amount (Unaudited)	%	Amount (Unaudited)	%

Ethanol Sales	$78,488,696	73.20%	$111,095,141	73.96%
Modified Distillers Grains Sales	5,702,916	5.32%	8,624,145	5.74%
Dried Distillers Grains Sales	14,495,838	13.52%	19,232,278	12.81%
Corn Oil Sales	8,537,195	7.96%	11,249,662	7.49%
Total Revenues	$107,224,645	100.00%	$150,201,226	100.00%

Revenue

    Ethanol
    Our ethanol revenues were lower for the nine months ended July 31, 2024, as compared to the nine months ended July 31, 2023. Revenue from ethanol sales decreased by approximately 29.4% during the nine months ended July 31, 2024, as compared to the nine months ended July 31, 2023, due primarily to lower ethanol prices and a decrease in number of gallons sold during the nine months ended July 31, 2024.
The average price per gallon of ethanol sold for the nine months ended July 31, 2024 was approximately 26.5% lower than the average price we received for the nine months ended July 31, 2023. Ethanol prices were lower due primarily to lower corn and energy prices and an increase in ethanol stocks resulting from a period of higher industry-wide production.
On April 19, 2024, the Environmental Protection Agency announced the issuance of an emergency waiver to allow E15 to be sold during the summer months which is likely to have had and continue to have a positive effect on ethanol demand. Other factors likely to affect ethanol prices in the future include domestic corn prices and corn supply, energy prices and inventory levels. In addition, trade disputes with foreign governments, changes in foreign ethanol demand, global economics and increased volatility in commodity prices could impact the market price of ethanol.
The number of gallons of ethanol sold during the nine months ended July 31, 2024 decreased by approximately 4.0% compared to the nine months ended July 31, 2023, due to timing of shipments. Our ethanol production levels for the nine months ended July 31, 2024 were at an annual rate of approximately 69 million gallons. Management anticipates that the amount of ethanol produced could further decrease in the future if operating conditions worsen and we reduce ethanol production levels. Ethanol production could also decrease if delayed rail car shipments affect our ability to get sufficient rail cars to transport our ethanol.
We had gains related to ethanol based derivative instruments of $15,071 and $79,608 for the nine months ended July 31, 2024 and 2023, respectively. These gains increased our ethanol revenue during these periods.

Distillers Grains

    Revenue from distillers grains sales decreased by approximately 27.5% during the nine months ended July 31, 2024, as compared to the nine months ended July 31, 2023 primarily due to lower distillers grains prices and a decrease in tons of distillers grains sold during our nine months ended July 31, 2024 compared to the same period of 2023.

    For the nine months ended July 31, 2024, the average price per ton of dried distillers grains sold was approximately 27.8% lower than the average price we received during the nine months ended July 31, 2023, due primarily to decreases in the domestic prices of corn and soybeans and lower seasonal demand for the period. For the nine months ended July 31, 2024, the average price per ton of modified distillers grains sold was approximately 26.6% lower than during the nine months ended July 31, 2023, due to decreases in the domestic prices of corn and soybeans and decreased demand in our area.

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

The tons of dried distillers grains sold during the nine months ended July 31, 2024, increased by approximately 4.3%, as compared to the nine months ended July 31, 2023. However, the tons of modified distillers grains sold during the nine months ended July 31, 2024, decreased by approximately 9.9%, as compared to the nine months ended July 31, 2023. Management anticipates that the amount of distillers grains produced may decrease in the future if operating conditions worsen and there is a reduction in ethanol production levels which would then have a corresponding effect on distillers grains. In addition, an increase in ethanol or corn oil yields could have a negative effect of distillers grains production levels.

Corn Oil

Revenue from corn oil sales decreased by approximately 24.1% during the nine months ended July 31, 2024, as compared to the nine months ended July 31, 2023. This is primarily the result of a decrease in the price of corn oil sold during the nine months ended July 31, 2024, partially offset by an increase in pounds of corn oil sold for the period. The average price per pound of corn oil sold was approximately 24.2% lower during the nine months ended July 31, 2024, as compared to the nine months ended July 31, 2023, due to lower corn and soybean prices and an increase in corn oil and soy oil production which outpaced demand. Factors likely to affect corn oil prices include corn oil and soy oil supply, biodiesel demand, prices of corn and soybeans, the status of the biodiesel blenders' tax credit and new crop corn oil content.

The pounds of corn oil sold during the nine months ended July 31, 2024, increased by approximately 0.70% compared to the nine months ended July 31, 2023. Management anticipates that the amount of corn oil produced may decrease in the future if there is a reduction in ethanol production levels which would then have a corresponding effect on corn oil. However, an increase in corn oil yields due to improved efficiencies or a corn crop with higher oil content could contribute to higher corn oil production levels.

Cost of Goods Sold

    Our two largest costs of production are corn (76.4% of cost of goods sold for the nine months ended July 31, 2024) and natural gas (6.0% of cost of goods sold for the nine months ended July 31, 2024). Our total cost of goods sold was approximately 26.4% less during the nine months ended July 31, 2024, as compared to the nine months ended July 31, 2023.

Corn

    Our average price per bushel of corn for the nine months ended July 31, 2024 decreased by approximately 32.3% per bushel, as compared to the nine months ended July 31, 2023, primarily due to a lower market value for corn as a result of increases in projected stocks due to a large crop in the United States for the fall of 2023 and projections for a large fall corn crop for 2024. We used approximately the same bushels of corn in the nine months ended July 31, 2024, as compared to the nine months ended July 31, 2023.
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

    At July 31, 2024, we had approximately 807,000 bushels of forward fixed basis corn purchase contracts and approximately 1,738,000 bushels of forward fixed price corn contracts valued at approximately $7,276,000. These purchase contracts are for various delivery periods through December 31, 2025.

We had gains (losses) related to corn derivative instruments of $(48,258) and $583,682 for the nine months ended July 31, 2024 and 2023, respectively, which reduced (increased) our cost of goods sold during these periods.

    Natural Gas

    The average market price per MMBTU of natural gas was approximately 15.7% higher for the nine months ended July 31, 2024, as compared to the nine months ended July 31, 2023, due primarily to higher transportation rates paid to Northern Natural Gas Company. Factors such as industry production problems or large increases in natural gas demand in the future could have a negative effect on natural gas prices. Factors such as industry production problems or large increases in natural gas demand in the future could also have a negative effect on natural gas prices.

    For the nine months ended July 31, 2024, we used approximately 0.7% less MMBTUs of natural gas as compared to the nine months ended July 31, 2023.

    At July 31, 2024, we had approximately 2,443,000 MMBTUs of forward natural gas purchase contracts valued at approximately $8,927,000 for various delivery periods through March 31, 2027.

We had gains (losses) related to natural gas derivative instruments of $(11,810) and $76,959, which reduced (increased) our cost of goods sold during these periods.

Operating Expense

    We had operating expenses for the nine months ended July 31, 2024 of $3,343,543, as compared to operating expenses of $3,193,120 for the nine months ended July 31, 2023. Management attributes this increase in operating expenses primarily to an increase in insurance and consulting fees for the nine months ended July 31, 2024, as compared to the nine months ended July 31, 2023. Management continues to pursue strategies to optimize efficiencies and maximize production. These efforts may result in a decrease in our operating expenses on a per gallon basis. However, because these expenses do not vary with the level of production at the plant, we expect our operating expenses to remain relatively steady.

Other Income, net

    We had total other income, net for the nine months ended July 31, 2024 of $1,110,868, as compared to $1,002,477 for the nine months ended July 31, 2023. Our other income, net for the nine months ended July 31, 2024, was higher due primarily to an increase in interest income.

Changes in Financial Condition for the Nine Months Ended July 31, 2024

    The following table highlights the changes in our financial condition as of July 31, 2024 from our previous fiscal year ended October 31, 2023:

	July 31, 2024	October 31, 2023
Current Assets	$46,410,212	$62,247,517
Current Liabilities	13,220,738	20,565,125
Long-Term Liabilities	676,246	780,059
Current Assets

    The decrease in current assets is primarily the result of decreases in cash and cash equivalents at July 31, 2024, as compared to October 31, 2023, due primarily to cash distributions of $16,161,900 paid to our members on December 4, 2023.

Current Liabilities

    The decrease in current liabilities is primarily the result of decreases in accounts payable at July 31, 2024, as compared to October 31, 2023, due primarily to a decrease in corn prices and timing of deferred corn payments.

Long-Term Liabilities

    Long-term liabilities decreased at July 31, 2024, as compared to October 31, 2023, due primarily to decreasing liabilities owed under a contract for use of a natural gas pipeline to transport natural gas to our facility.

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

The following table shows cash flows for the nine months ended July 31, 2024 and 2023:

	2024	2023
	(unaudited)	(unaudited)
Net cash provided by operating activities	$8,375,884	$8,222,889
Net cash used in investing activities	(3,333,969)	(1,570,072)
Net cash used in financing activities	(16,260,168)	(15,422,020)

Cash Flow From Operations

We had more cash provided by operating activities for the nine months ended July 31, 2024, as compared to the same period in 2023. This increase in cash from operations was primarily due to changes in accounts payable, accounts receivable, and inventories for the nine months ended July 31, 2024, as compared to the same period in 2023.

Cash Flow From Investing Activities

We used more cash in investing activities for the nine months period ended July 31, 2024, as compared to the same period in 2023. This change was primarily due to an increase in capital expenditures during the nine months ended July 31, 2024.

Cash Flow From Financing Activities

We used more cash in financing activities during the nine month ended July 31, 2024, as compared to the same period in 2023. Our cash used in financing activities increased primarily due to increased distributions to our members during the nine months ended July 31, 2024.

Short-Term and Long-Term Debt Sources

    Our loan facility with Compeer Financial f/k/a AgStar Financial Services, PCA ("Compeer") includes a $20,000,000 Term Revolving Loan and a Revolving Line of Credit Loan. Our loan facility with Compeer is secured by substantially all business assets and also subjects the Company to various financial and non-financial covenants.

Term Revolving Loan

The Term Revolving Loan is for up to $20,000,000 with a variable interest rate based on the Wall Street Journal's Prime Rate plus 10 basis points with a minimum interest rate of 2.10%. The applicable interest rate at July 31, 2024 was 8.60%. The Term Revolving Loan may be advanced, repaid and re-borrowed during the term. Monthly interest payments are due on the Term Revolving Loan with payment of all amounts outstanding due on November 1, 2027. The outstanding balance on this note was $0 at July 31, 2024. We pay interest at a rate of 1.50% on amounts outstanding for letters of credit which also reduce the amount available under the Term Revolving Loan. We had no letters of credit outstanding at July 31, 2024. We are also required to pay unused commitment fees for the Term Revolving Loan.

Revolving Line of Credit Loan

The Revolving Line of Credit Loan is for an amount equal to the borrowing base, with a maximum limit of $10,000,000 with a variable interest rate based on the Wall Street Journal's Prime Rate plus 10 basis points with a minimum interest rate of 2.10%. The amount available to borrow per the borrowing base calculations at July 31, 2024 was approximately $0. The applicable interest rate at July 31, 2024 was 8.60%. The Revolving Line of Credit Loan may be advanced, repaid and re-borrowed during the term. Monthly interest payments are due on the Revolving Line of Credit Loan with payment of all amounts outstanding due on November 1, 2025. The maturity date may be extended for up to two additional one year terms upon our written request which will be deemed automatically granted by Compeer upon written certification that there is no event of default. The Company has previously been granted two extensions. The outstanding balance on this note was $0 at July 31, 2024. We are also required to pay unused commitment fees for the Revolving Line of Credit Loan.

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

Grants

The Minnesota State Legislature established the Bioincentive Program in 2015 to encourage commercial-scale production of advanced biofuels, renewable chemicals, and biomass thermal energy through production incentive payments. Eligible producers of cellulosic ethanol may receive $0.16 per gallon of cellulosic ethanol produced subject to program funding limitations. We received awards from the Bioincentive Program of approximately $92,000, recorded in the first quarter of fiscal 2024 in other income, $116,000, recorded in the second quarter of fiscal 2024 in other income, and and $17,000, recorded in the third quarter of fiscal 2024 in other income. We received awards from the Bioincentive Program of approximately $100,000, recorded in the first quarter of fiscal 2023 in other income, and $81,000, recorded in the second quarter of fiscal 2023 in other income.

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

    As of July 31, 2024, the fair values of our commodity-based derivative instruments are a net liability of approximately $1,173,000. As the prices of the hedged commodity moves in reaction to market trends and information, our statement of operations will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to protect the Company over the term of the contracts for the hedged amounts.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from our Term Revolving Loan and Revolving Line of Credit Loan, each bearing a variable interest rate.  As of July 31, 2024, we had $0 outstanding on the Term Revolving Loan and the Revolving Line of Credit Loan. As of July 31, 2024, interest accrues on these loans at a variable interest rate based on the Wall Street Journal's Prime Rate plus 10 basis points with a minimum interest rate of 2.10% and the applicable interest rate was 8.60%. Given the balance owed on these loans as of July 31, 2024, we have determined that our exposure to market risk from changes in interest rates is not material. The specifics of each loan are discussed in greater detail in “Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”
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

    In the ordinary course of business, we enter into forward contracts for our commodity purchases. At July 31, 2024, we had 806,807 bushels of forward fixed basis corn purchase contracts and 1,737,880 bushels of forward fixed price corn purchase contracts valued at approximately $7,276,000. These purchase contracts are for various delivery periods through December 31, 2025. At July 31, 2024, we had 2,442,950 MMBTUs of forward natural gas fixed price purchase contracts valued at approximately $8,927,000 for delivery periods through March 31, 2027. In addition, at July 31, 2024, we had 138,750 gallons of forward fixed price denaturant purchase contracts valued at approximately $235,000 for delivery periods through August 31, 2024.

    In the ordinary course of business, we enter into forward contracts for our commodity sales. At July 31, 2024, we had 13,661 tons of forward fixed price dried distillers grains sales contracts valued at approximately $2,007,000 for delivery periods through December 31, 2024. At July 31, 2024, we had 3,650 tons of forward fixed price modified distillers grains sales contracts valued at approximately $334,000 for delivery periods through October 31, 2024. At July 31, 2024, we had 2,329,000 pounds of forward fixed price corn oil sales contracts valued at approximately $1,111,000 for delivery periods through September 30, 2024.
    We recorded gains due to changes in the fair value of our outstanding corn derivative future positions of approximately $44,248 and $135,095 for the three months ended July 31, 2024 and 2023, respectively. We recorded gains due to changes in the fair value of our outstanding ethanol derivative future positions of approximately $1,070 and $3,202 for the three months ended July 31, 2024 and 2023, respectively. For the the three months ended July 31, 2024 and 2023, we recorded losses due to the change in fair value of our outstanding natural gas derivative future positions of approximately ($19,967) and ($3,044), respectively.

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

A sensitivity analysis has been prepared to estimate our exposure to ethanol, distillers grains, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas prices and average ethanol and distillers grains prices as of July 31, 2024, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from July 31, 2024. The results of this analysis, which may differ from actual results, are approximately as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price as of July 31, 2024	Approximate Adverse Change to Income
Natural Gas	72,800	MMBTU	10%	$14,850
Ethanol	69,000,000	Gallons	10%	$11,868,000
Corn	20,654,813	Bushels	10%	$7,910,800
DDGs	106,339	Tons	10%	$1,339,900

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

Our management, including our Chief Executive Officer (the principal executive officer), Brian Kletscher, along with our Chief Financial Officer (the principal financial officer), Lucas Schneider, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of July 31, 2024.  Based on this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended July 31, 2024, which were identified in connection with management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

HIGHWATER ETHANOL, LLC

Date:	September 12, 2024	/s/ Brian Kletscher
Brian Kletscher
Chief Executive Officer
(Principal Executive Officer)

Date:	September 12, 2024	/s/ Lucas Schneider
Lucas Schneider
Chief Financial Officer
(Principal Financial and Accounting Officer)