Form 10-K
period 2024-10-31
HIGHWATER ETHANOL LLC
filed 2025-01-21
CIK 1371451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

 For the fiscal year ended October 31, 2024

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
☐ Yes     ☒ No

As of April 30, 2024, the aggregate market value of the membership units held by non-affiliates (computed by reference to the most recent offering price of such membership units of $10,000) was $40,010,000. The Company is a limited liability company whose outstanding common equity is subject to significant restrictions on transfer under its Operating Agreement. No public market for common equity of Highwater Ethanol, LLC is established and it is unlikely in the foreseeable future that a public market for its common equity will develop.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  As of January 21, 2025, there were 4,753 membership units outstanding.

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

PART I

ITEM 1. BUSINESS

Business Development

    Highwater Ethanol, LLC (“we,” “our,” “Highwater Ethanol” or the “Company”) was formed as a Minnesota limited liability company on May 2, 2006 for the purpose of constructing, owning, and operating a 50 million gallon per year nameplate ethanol plant near Lamberton, Minnesota. Since August 2009, we have been engaged in the production of ethanol and distillers grains at the plant. In October 2019, our air permit application to the Minnesota Pollution Control Agency to allow for 70.2 million gallons of denatured ethanol per 12-month rolling average was approved. Our ethanol production levels for the fiscal year ended October 31, 2024 were at an annual rate of approximately 69 million gallons.
On November 20, 2024, the board of governors declared a cash distribution of $1,700 per membership unit to unit holders of record at the close of business on November 20, 2024, for a total distribution of $8,079,250. The distribution was paid on December 11, 2024.

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

Product	Fiscal Year 2024	Fiscal Year 2023	Fiscal Year 2022
Ethanol	74%	74%	78%
Distillers Grains	18%	18%	15%
Corn Oil	8%	8%	7%

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

Over the past fiscal year, Canada, the United Kingdom and India imported a significant amount of ethanol from the United States. Exports of ethanol for this period have been higher when compared to the same period in 2022. Ethanol export demand is more unpredictable than domestic demand and tends to fluctuate over time as it is subject to monetary and political forces in other nations. Tariffs implemented by Brazil and China on ethanol imported from the United States have had a negative effect on export demand from those markets. Tariffs imposed by China remain unchanged. In March 2022, Brazil suspended its tariff through the end of 2022 on ethanol imported from the United States following a 10% reduction on the tariff in November 2021. However, Brazil reinstated the tariff of 16% in 2023 which was then increased to 18% in 2024. Trade barriers with key markets may continue to negatively affect export demand and could worsen if the United States were to impose additional tariffs on foreign imports under the Trump administration.

    Historically, the United States ethanol industry has exported a significant amount of distillers grains to China. The imposition of anti-dumping and anti-subsidy duties by China over the past several years has resulted in a significant decline in demand from China requiring United States producers to seek out alternative markets. Over the past fiscal year, the United States exported a significant amount of distillers grains to Mexico, Indonesia, South Korea, and Vietnam. Exports of distillers grains have remained strong in 2024.

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

Corn prices were lower during the fiscal year ended October 31, 2024 compared to the same period in 2023. On October 11, 2024, the United States Department of Agriculture ("USDA") released a report estimating the 2024 national corn crop at approximately 15.2 billion bushels, down 1% from last year's production, with yields averaging 183.8 bushels per acre. The USDA also reported area harvested for grain at 82.7 million acres, down 4% from 2023. Weather conditions, world supply and demand, current and anticipated corn stocks, agricultural policy and other factors can all contribute to volatility in corn prices.

Utilities

Natural Gas

    Natural gas is an important input to our manufacturing process. We use natural gas to dry our distillers grains products to moisture contents at which they can be stored for longer periods. This allows the distillers grains we produce to be transported greater distances to serve broader livestock markets.

We have access to an existing Northern Natural Gas Company ("NNG") interstate natural gas pipeline located approximately one half mile from our ethanol plant. On February 16, 2024, we entered into an amendment to our agreement with NNG which had an effective date of November 1, 2024 and extended the term through October 31, 2029. Under the amendment, we will pay NNG the tariff rate in effect from time to time for natural gas. NNG has allocated 5,000 dekatherms of natural gas per day to Highwater.

    We entered into a natural gas service agreement with CenterPoint Energy Resources Corp., d.b.a. CenterPoint Energy Minnesota Gas (“CenterPoint”). CenterPoint constructed a pipeline for us from the Northern Natural Gas Company Town Border Station. We purchase all of our natural gas requirements from CenterPoint's pipeline. Under the agreement, CenterPoint will continue to operate and maintain the pipeline to deliver natural gas to us under applicable tariffs.  In addition, for all natural gas volumes delivered, we will pay certain delivery charges per dekatherm ("dth") delivered during each contract year subject to annual adjustments as permitted by the Minnesota Public Utilities Commission to match actual costs with the value recovered in the rates. In the event we do not purchase the minimum volume of 1,400,000 dth during each contract year, we will pay the difference between the actual delivery volume for the period and the minimum volume multiplied by the applicable rate. The initial term of the agreement will continue until October 31, 2029 and will automatically renew for additional five year terms unless terminated by either party upon written notice given at least 12 months prior to the end of the term upon an occurrence of certain events of default as set forth therein.

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

We do not anticipate any problems securing the natural gas we need to operate our ethanol plant during our 2025 fiscal year.

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

We do not anticipate any problems securing the electricity we need to operate our ethanol plant during our 2025 fiscal year.

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

Working Capital

    We primarily use our working capital for purchases of raw materials necessary to operate the ethanol plant. Our primary sources of working capital are cash generated by our operations and our Term Revolving Loan and our Revolving Line of Credit Loan with Compeer Financial, PCA ("Compeer"). At October 31, 2024, we had approximately $20,000,000 available to draw on our Term Revolving Loan and approximately $0 available to draw on our Revolving Line of Credit Loan, respectively.

Dependence on One or a Few Major Customers

    As discussed above, we have a marketing agreement with RPMG for the marketing, sale and distribution of our ethanol, distillers dried grains with solubles and corn oil. We rely on RPMG for the sale and distribution of our ethanol, corn oil and distillers dried grains with solubles. Therefore, although there are other marketers in the industry, we are highly dependent and will continue to be highly dependent on RPMG for the successful marketing of our products. Any loss of RPMG as our marketing agent could have a significant negative impact on our revenues. We market and sell our own distillers modified wet grains.

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

    The EPA has not yet issued a proposed RVO rule for 2026.

Small refineries can petition the EPA annually for an exemption from their ethanol use requirements for the prior compliance year. The EPA granted significantly more small refinery waivers in 2018 and 2019 than in past years and did not reallocate the waived gallons to other refiners. These actions resulted in decreased ethanol demand which led to reduced market ethanol prices and negative operating margins in the ethanol industry. In January 2020, the Tenth Circuit Court of Appeals ruled that small refinery exemptions may only be granted to refineries that had secured them continuously each year since 2010. Consistent with this ruling, in September 2020, the EPA denied certain small refinery exemption petitions filed by oil refineries in 2020 seeking retroactive relief from their ethanol use requirements for prior years. However, in June 2021, the U.S. Supreme Court partially reversed the decision finding that a small refinery may obtain a hardship exemption even if its earlier exemption had lapsed in one or more previous years. In June 2022, the EPA announced the denial of 69 small refinery exemption petitions for one or more compliance years between 2016 and 2021 on the grounds that the petitioners had failed to show that the EPA had a basis to approve them. Subsequently, on July 2023, the EPA announced the denial of 26 small refinery exemption petitions for one or more compliance years between 2016 and 2023. Several small refineries challenged the denials. In July 2024, the U.S. Court of Appeals for the District of Columbia found that the EPA's rationale in making the 2022 denials was contrary to law and vacated the denials. The EPA subsequently filed a voluntary motion rescinding its denial of the exemptions in 2023. If the EPA were to significantly reduce the volume requirements under the RFS by exercise of the EPA waiver authority, the market price and demand for ethanol could decrease.

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

Most ethanol that is used in the United States is sold in a blend called E10. E10 is a blend of 10% ethanol and 90% gasoline. E10 is approved for use in all standard vehicles. Gasoline demand in the United States is estimated to be approximately 137 billion gallons. Assuming that all gasoline in the United States is blended at a rate of 10% ethanol and 90% gasoline, the maximum demand for ethanol domestically would then be approximately 13.7 billion gallons per year. This is commonly referred to as the “blending wall,” which represents a theoretical limit where more ethanol cannot be blended into the national gasoline pool. This is a theoretical limit because it is not possible to blend ethanol into every gallon of gasoline that is being used in the United States and it discounts the possibility of additional ethanol used in higher percentage blends such as E85 used in flex fuel vehicles.

     In June 2012, the EPA gave final approval for the sale of E15, gasoline which is blended at a rate of 15% ethanol and 85% gasoline, for use in vehicles manufactured in the model year 2001 and later. Although there have been significant steps towards introduction of E15 in the marketplace, there are still obstacles to meaningful market penetration by E15. Many states still have regulatory issues that hamper or prevent the sale of E15. In addition, sales of E15 may be limited because E15 is not approved for use in all vehicles, the EPA requires a label that may discourage consumers from using E15, and retailers may choose not to sell E15 due to concerns regarding liability. Previously, different gasoline blendstocks were required at certain times of the year in order to use E15 due to federal regulations related to fuel evaporative emissions which may prevent E15 from being used during certain times of the year in various states. In May of 2019, the EPA issued a final rule allowing the year-round sale of E15. However, in June of 2021, the U.S. Court of Appeals for the District of Columbia struck down this rule finding that the EPA had exceeded its authority. In May 2022, the EPA issued an emergency waiver to allow sales of E-15 during the summer months. In May 2023, the EPA again issued an emergency waiver to temporarily allow summer sales of E15 from May 1, 2023 through September 15, 2023. On February 22, 2024, the EPA granted a petition approving the use of E15 year-round in eight Midwestern states. However, implementation of the rule was delayed until April 28, 2025. The EPA then issued several temporary emergency waivers that approved the use of E15 from May 1, 2024 through September 15, 2024.

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

On August 16, 2022, the Inflation Reduction Act of 2022, which contains several statutory provisions that may benefit the ethanol industry, was signed into law. Since then, considerable regulatory guidance has been issued on certain topics; however, many of the finer points of the new law are still evolving and remain uncertain, with additional regulatory guidance forthcoming. The Inflation Reduction Act maintains the 12-year credit period for the existing Section 45Q tax credit for carbon capture and storage. However, the Inflation Reduction Act extends eligibility for the credit to facilities that have commenced construction by December 31, 2032, and substantially lowers the minimum annual capture requirements to 12,500 tons for certain qualifying facilities. In addition, the potential credit rate is increased five times for industrial facilities and power plants that capture their carbon emissions to $85 per metric ton of carbon oxide stored in secure geologic formations, $60 per ton for the beneficial utilization of captured carbon emissions, and $60 per ton for carbon oxide stored in oil and gas fields, with these amounts adjusted for inflation in future years. Prevailing wage and apprenticeship requirements must be met by the facility to claim the full amount of the higher credit. On August 29, 2023, the Treasury issued proposed regulations providing guidance on when and how to satisfy the prevailing wage and apprenticeship requirements, with comments due by October 29, 2023. Then, on June 18, 2024, final regulations were issued to clarify certain aspects of the requirements. The final regulations generally apply to qualified facilities that begin construction and are placed in service after June 25, 2024, although facilities placed in service before then may choose to apply the final regulations. In connection with these final regulations, the Treasury has released guidance on certain topics through publications and a FAQ website.

With respect to monetizing the Section 45Q credit (and other energy credits), taxpayers for qualified projects may elect to be directly paid by the Treasury, making them refundable. There is a registration process for this, along with making the election on the taxpayer’s tax return. Plus, certain limitations and conditions apply to fully benefiting from this direct pay feature. Alternatively, taxpayers can monetize the Section 45Q credit by selling it to an unrelated third party for cash without significant adverse income tax consequences. This feature also includes certain registration and election requirements.

The Inflation Reduction Act also creates a new Clean Fuel Production Tax Credit under Section 45Z for the production of low-emissions transportation and aviation fuel produced and sold in 2025, 2026, and 2027, subject to certain registration requirements as well as prevailing wage and apprenticeship conditions. Like above with Section 45Q, this credit is eligible for direct pay and may be sold or transferred to unrelated third parties in most circumstances. The Clean Fuel Production Tax Credit is not available, however, for a facility that qualifies for the Section 45Q credit. Since enactment of the Inflation Reduction Act, Treasury has issued certain guidance on this credit.

Effect of Governmental Regulation

The government's regulation of the environment changes constantly. We are subject to extensive air, water and other environmental regulations and we have been required to obtain a number of environmental permits to construct and operate the plant. It is possible that more stringent federal or state environmental rules or regulations could be adopted, which could require us to obtain additional or new permits or spend considerable resources in complying with such regulations and increase our operating costs and expenses. It also is possible that federal or state environmental rules or regulations could be adopted that could have an adverse effect on the use of ethanol. For example, changes in the environmental regulations regarding the required oxygen content of automobile emissions could have an adverse effect on the ethanol industry. Additionally, any changes that are made to the ethanol plant or its operations must be reviewed to determine if amended permits need to be obtained in order to implement these changes. During the fiscal year ended October 31, 2024, we incurred costs and expenses of approximately $317,000 complying with environmental laws.

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

Competition

Ethanol

We are in direct competition with numerous ethanol producers, many of whom have greater resources than we do. Following the significant growth during 2005 and 2006, the ethanol industry has grown at a much slower pace. As of November 6, 2024, the Renewable Fuels Association estimates that the ethanol production facilities in the U.S. have the capacity to produce approximately 17.9 billion gallons of ethanol.

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

U.S. FUEL ETHANOL PRODUCTION CAPACITY
BY TOP PRODUCERS
Producers of Approximately 900
million gallons per year (mmgy) or more

Company	Approximate Capacity (mmgy)
POET Biorefining	3,005
Valero Renewable Fuels	1,585
Archer Daniels Midland	1,613
Green Plains Renewable Energy	903

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

Employees

We depend on our employees to operate our plant. While we face competition to attract and retain personnel with the necessary skills, we believe that we compete favorably on the basis of wages and benefits and our commitment to training and development. In addition, the safety of our employees is our highest priority. We have developed and enforce workplace safety policies and programs in order to maintain a high standard for performance in our operations and ensure the safety of our workers. As of October 31, 2024, we had 43 full-time employees. We do not expect the number of employees to materially change in the next twelve months.

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

    Declines in the price of ethanol or distillers grains would reduce our revenues. The sale prices of ethanol and distillers grains can be volatile as a result of a number of factors such as overall supply and demand, the price of gasoline and corn, levels of government support, and the availability and price of competing products. Any lowering of ethanol or distillers grains prices, especially if it is associated with increases in corn and natural gas prices, may affect our ability to operate profitably. We anticipate the price of ethanol and distillers grains to continue to be volatile in our 2025 fiscal year. Declines in the prices we receive for our ethanol and distillers grains will lead to decreased revenues and may result in our inability to operate the ethanol plant profitably for an extended period of time which could decrease the value of our units.

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

    We may incur casualty losses that are not covered by insurance which could negatively impact the value of our units. We have purchased insurance which we believe adequately covers our potential losses from foreseeable risks. However, there are risks that we may encounter for which there is no insurance or for which insurance is not available on terms that are acceptable to us. If we experience a loss which materially impairs our ability to operate the ethanol plant which is not covered by insurance, the value of our units could be reduced or eliminated.

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

The effects of COVID-19 materially and adversely affected demand and the market price for our products in the past and COVID-19 or another pandemic could do so again in the future. The level of demand for our products is affected by global and regional demographic and macroeconomic conditions. In December 2019, a novel coronavirus surfaced in Wuhan, China (“COVID-19”).  The spread of COVID-19 worldwide resulted in businesses suspending or substantially curtailing global operations and travel, quarantines, and an overall substantial slowdown of economic activity impacting consumer and business confidence. Transportation fuels in particular, including ethanol, experienced significant price declines and reduced demand. The effects of COVID-19 materially and adversely affect the market price for our products, our business, results of operations and liquidity in the past and COVID-19 or another pandemic could do so again in the future.

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

Investor sentiment towards climate change, fossil fuels, and other ESG matters could adversely affect our business, cost of capital, and the price of our stock and other securities. There have been efforts in recent years, which intensified during the COVID-19 pandemic, aimed at the investment community, to promote the divestment of securities of energy companies, as well as to pressure lenders and other financial services companies to limit or curtail activities with energy companies. As a result, some financial intermediaries, investors, and other capital markets participants reduced or ceased lending to, or investing in, companies that operate in industries with higher perceived environmental exposure, such as the energy industry. If this or similar divestment efforts are continued, the value of our units may be negatively impacted.

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

ITEM 1C. CYBERSECURITY

Cybersecurity Risk Management and Strategy

We maintain a data protection and cybersecurity risk management program to assess, identify and manage cybersecurity risks. We also maintain an incident response plan to coordinate the activities we take to protect against, detect, respond to and remediate cybersecurity incidents. In the event of an incident, we intend to follow our incident response plan, which provides a step-by-step framework to follow from incident detection to mitigation, recovery and notification, including notifying senior leadership and the Board of Directors, as appropriate. As part of our risk management program, we regularly conduct vulnerability assessments, as well as internal user training and tabletop exercises. We also conduct self and third-party assessments of our cybersecurity risk management program to evaluate effectiveness and alignment with industry standards and best practices. As part of the above approach and processes, we periodically engage with assessors, consultants, auditors, and other third-parties, for purposes of evaluating our cybersecurity posture and identifying areas for continued focus, improvement and/or compliance.

Our Company’s business strategy, results of operations and financial condition have not been materially affected, and we believe that they are not reasonably likely to be materially affected, by risks from cybersecurity threats, but we cannot provide assurance that the Company will not be materially affected in the future by such risks or any future material incidents. For more information about the cybersecurity risks we face, see "ITEM 1A - Risk Factors."

Cybersecurity Governance

Our cybersecurity program addresses potential risks and implements processes to support our cybersecurity program and respond to potential cyber incidents. Our cybersecurity program is managed by our senior management with support from third-party providers that provide relevant expertise, certifications and skills in cybersecurity. Quarterly risk assessments are performed and incorporated as part of our overall risk management process, which is overseen by our Board of Directors. Our third-party providers provide regular data protection and cybersecurity reports to our senior management who then reports to the Audit Committee and the Board of Directors on a regular basis. These reports include updates on cybersecurity initiatives, cybersecurity metrics and threat landscape.

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

ITEM 4. MINE SAFETY DISCLOSURES

    None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED MEMBER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of January 21, 2025, we have 4,753 membership units outstanding and 1,351 unit holders of record.

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

The following table contains historical information by fiscal quarter for the fiscal years ended October 31, 2024 and 2023 regarding the actual unit transactions that were completed by our unit-holders during the periods specified. We believe this most accurately represents the current trading value of the Company's units. The information was compiled by reviewing the completed unit transfers that occurred on our Unit Trading Bulletin Board during the quarters indicated.

Quarter	Low Price	High Price	Average Price	# of Units Traded
2024 4th	$15,750	$15,750	$15,750	2
2024 3rd	$—	$—	$—	—
2024 2nd	$17,000	$17,250	$17,083	12
2024 1st	$17,000	$17,255	$17,139	11
2023 4th	$17,500	$18,000	$17,667	6
2023 3rd	$17,000	$17,500	$17,214	7
2023 2nd	$14,500	$15,000	$14,885	13
2023 1st	$13,000	$13,800	$13,347	19

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

Performance Graph

    The following graph shows a comparison of cumulative total member return since October 31, 2019, calculated on a dividend reinvested basis, for the Company, the NASDAQ Composite Index (the "NASDAQ") and an index of other companies that have the same SIC codes as the Company (the "Industry Index"). The graph assumes $100 was invested in each of our units, the NASDAQ, and the Industry Index on October 31, 2019. Note that historic stock price performance is not necessarily indicative of future unit price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Highwater Ethanol, the NASDAQ Composite Index
and the NASDAQ Clean Edge Green Energy Index
$600
$500
$400
$300
$200
$100
$0
10/19
10/20
10/21
10/22
10/23
10/24
Highwater Ethanol
NASDAQ Composite
NASDAQ Clean Edge Green Energy

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

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Fiscal Years Ended October 31, 2024 and 2023

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, gross profit, operating expenses, operating profit and other items to total revenues in our statements of operations for the fiscal years ended October 31, 2024 and 2023:

	2024		2023
Statements of Operations Data	Amount	%	Amount	%
Revenues	$141,819,117	100.00%	$199,052,359	100.00%
Cost of Goods Sold	132,797,460	93.64%	179,483,134	90.17%
Gross Profit	9,021,657	6.36%	19,569,225	9.83%
Operating Expenses	4,321,431	3.05%	4,210,764	2.11%
Operating Profit	4,700,226	3.31%	15,358,461	7.72%
Other Income (Expense), Net	1,414,680	1.00%	1,380,843	0.69%
Net Income	$6,114,906	4.31%	$16,739,304	8.41%

The following table shows the sources of our revenues for the fiscal years ended October 31, 2024 and 2023.

	2024		2023
Revenue Sources	Amount	Percentage of Total Revenues	Amount	Percentage of Total Revenues
Ethanol Sales	$105,138,153	74.13%	$148,417,723	74.56%
Modified Wet Distillers Grains Sales	6,803,161	4.80%	10,396,222	5.22%
Dried Distillers Grains Sales	18,592,703	13.11%	24,775,374	12.45%
Corn Oil Sales	11,285,100	7.96%	15,463,040	7.77%
Total Revenues	$141,819,117	100.00%	$199,052,359	100.00%

Revenues

    Ethanol

    Our total revenues were lower for the fiscal year ended October 31, 2024, compared to the fiscal year ended October 31, 2023. Revenue from ethanol sales decreased by approximately 29.2% during the fiscal year ended October 31, 2024 compared to the fiscal year ended October 31, 2023, due primarily to a decrease in the average price per gallon of ethanol sold during the fiscal year ended October 31, 2024 compared to the fiscal year end October 31, 2023.

The average ethanol sales price per gallon we received for the fiscal year ended October 31, 2024 was approximately 28.0% lower than the average price received for the fiscal year ended October 31, 2023. Ethanol prices were lower due primarily to lower corn and energy prices and an increase in ethanol stocks resulting from a period of higher industry-wide production.

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
The number of gallons of ethanol decreased during the fiscal year ended October 31, 2024 by approximately 1.6% as compared to the fiscal year ended October 31, 2023, due primarily to timing of shipments. Our ethanol production levels for the fiscal year ended October 31, 2024 are at an annual rate of approximately 69 million gallons. Management anticipates that the amount of ethanol produced could decrease in the future if operating conditions worsen and we reduce ethanol production levels. Ethanol production could also decrease if delayed rail car shipments affect our ability to get sufficient rail cars to transport our ethanol.

For the fiscal year ended October 31, 2024 and October 31, 2023, we recorded gains due to changes in the fair value of our outstanding ethanol derivative positions of approximately $37,000 and $79,000, respectively. These gains increased our ethanol revenue during these periods.

    Distillers Grains

    Revenue from distillers grains sales decreased by approximately 27.8% during the fiscal year ended October 31, 2024, compared to the fiscal year ended October 31, 2023, due primarily to lower distillers grains prices and a decrease in tons of distillers grains sold during the period.

For the fiscal year ended October 31, 2024, the average price per ton that we received for our dried distillers grains was approximately 29.1% lower than the average price we received during the fiscal year ended October 31, 2023, due primarily to decreases in the domestic prices of corn and soybeans and lower demand for the period. For the fiscal year ended October 31, 2024, the average price per ton that we received for our modified distillers grains was approximately 26.0% lower than during the fiscal year ended October 31, 2023, due primarily to decreases in the domestic prices of corn and soybeans and decreased demand in our area.

Distillers grains prices typically change in proportion to domestic corn and other feed products including soybeans. Domestic demand for distillers grains could decrease due to declining prices of corn or other feed products or decreasing cattle numbers resulting from droughts in the western and southern United States. Other factors likely to affect distillers grains prices include prices and availability of other commodities, the continued imposition by China of anti-dumping and anti-subsidy duties on distillers grains produced in the United States and other potential trade actions by the United States and foreign governments.

Overall, the number of tons of distillers grains sold decreased during our fiscal year ended October 31, 2024, compared to the fiscal year ended October 31, 2023, due primarily to the decrease in modified distillers grains sold. Management anticipates that the amount of distillers grains produced may decrease in the future if operating conditions worsen and there is a reduction in ethanol production levels which would then have a corresponding effect on distillers grains. In addition, an increase in ethanol or corn oil yields could have a negative effect of distillers grains production levels.

Corn Oil

Revenue from corn oil sales decreased by approximately 27.0% for the fiscal year ended October 31, 2024, as compared to the fiscal year ended October 31, 2023, due primarily to decreases in the price of corn oil sold during the fiscal year ended October 31, 2024, compared to the fiscal year ended October 31, 2023.

The average price per pound of corn oil sold during the fiscal year ended October 31, 2024 decreased 27.0% due to lower corn and soybean prices and an increase in corn oil and soy oil production which outpaced demand. Factors likely to affect corn oil prices include corn oil and soy oil supply, biodiesel demand, prices of corn and soybeans, the status of the biodiesel blenders' tax credit and new crop corn oil content.

The pounds of corn oil we sold during the fiscal year ended October 31, 2024 were approximately the same compared to the pounds of corn oil we sold for the fiscal year ended October 31, 2023. Management anticipates that the amount of corn oil produced may decrease in the future if there is a reduction in ethanol production levels which would then have a corresponding effect on corn oil. However, an increase in corn oil yields due to improved efficiencies or a corn crop with higher oil content could contribute to higher corn oil production levels.

Cost of Goods Sold

    Our two largest costs of production are corn (74.4% of cost of goods sold for the fiscal year ended October 31, 2024) and natural gas (5.5% of cost of goods sold for the fiscal year ended October 31, 2024). Our total cost of goods sold was approximately 26.0% less during the fiscal year ended October 31, 2024, compared to the fiscal year ended October 31, 2023.

Corn

    Our average price per bushel of corn for the fiscal year ended October 31, 2024 decreased by approximately 31.2% compared to the fiscal year ended October 31, 2023, due primarily to lower market value for corn as a result of increases in projected stocks and volatility in commodity prices. Weather and projected yields have also had an effect on corn prices during the period. We used approximately the same number of bushels of corn in the fiscal year ended October 31, 2024, compared to the fiscal year ended October 31, 2023.

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

At October 31, 2024, we had approximately 878,000 bushels of forward fixed basis corn purchase contracts and 819,000 bushels of forward fixed price corn purchase contracts valued at approximately $3,574,000 for various delivery periods through December 2025.

For the fiscal years ended October 31, 2024 and October 31, 2023, we recorded gains due to changes in the fair value of our outstanding corn derivative positions of approximately $391,000 and $1,435,000, respectively. These gains reduced our cost of goods sold during these periods.

Natural Gas

    For the fiscal year ended October 31, 2024, we purchased approximately 1.0% more MMBTUs of natural gas compared to the same period of 2023. This increase is primarily due to an increase in dried distillers grains sales for the period.

The average price per MMBTU of natural gas increased by approximately 15.9% compared to the fiscal year ended October 31, 2023, due primarily to higher transportation rates paid to Northern Natural Gas Company. Factors such as industry production problems or large increases in natural gas demand in the future could have a negative effect on natural gas prices.

    At October 31, 2024, we had approximately 604,000 MMBTUs of forward fixed basis natural gas contracts and 2,043,000 MMBTUs of fixed price natural gas contracts valued at approximately $7,871,000 for delivery periods through March 2027.

For the fiscal years ended October 31, 2024 and October 31, 2023, we recorded gains due to the change in fair value of our outstanding natural gas derivative positions of approximately $5,000 and $71,000, respectively, which reduced our cost of goods sold during these periods.

Operating Expenses

    We had operating expenses for the fiscal year ended October 31, 2024 of $4,321,431 compared to operating expenses of $4,210,764 for the fiscal year ended October 31, 2023. Management attributes this increase in operating expenses to an increase in insurance and consulting fees. We continue to pursue strategies to optimize efficiencies and maximize production. These efforts may result in a decrease in our operating expenses on a per gallon basis. However, because these expenses do not vary with the level of production at the plant, we expect our operating expenses to remain relatively steady.

Other Income, Net

    We had total other income, net for the fiscal year ended October 31, 2024 of $1,414,680 compared to total other income of $1,380,843 for the fiscal year ended October 31, 2023. Our other income, net for the fiscal year ended October 31, 2024, was higher due primarily to an increase in interest income.

Results of Operations for the Fiscal Years Ended October 31, 2023 and 2022

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, gross loss, operating expenses, operating loss and other items to total revenues in our statements of operations for the fiscal years ended October 31, 2023 and 2022:

	2023		2022
Statements of Operations Data	Amount	%	Amount	%
Revenues	$199,052,359	100.00%	$221,373,253	100.00%
Cost of Goods Sold	179,483,134	90.17%	188,444,980	85.13%
Gross Profit	19,569,225	9.83%	32,928,273	14.87%
Operating Expenses	4,210,764	2.11%	3,988,371	1.80%
Operating Profit	15,358,461	7.72%	28,939,902	13.07%
Other Income, Net	1,380,843	0.69%	4,385,503	1.98%
Net Income	$16,739,304	8.41%	$33,325,405	15.05%

The following table shows the sources of our revenues for the fiscal years ended October 31, 2023 and 2022.

	2023		2022
Revenue Sources	Amount	Percentage of Total Revenues	Amount	Percentage of Total Revenues
Ethanol Sales	$148,417,723	74.56%	$172,742,300	78.03%
Modified Wet Distillers Grains Sales	10,396,222	5.22%	8,979,383	4.06%
Dried Distillers Grains Sales	24,775,374	12.45%	24,712,352	11.16%
Corn Oil Sales	15,463,040	7.77%	14,939,218	6.75%
Total Revenues	$199,052,359	100.00%	$221,373,253	100.00%

Revenues

    Ethanol

    Our total revenues were lower for the fiscal year ended October 31, 2023, compared to the fiscal year ended October 31, 2022. Revenue from ethanol sales decreased by approximately 14.1% during the fiscal year ended October 31, 2023 compared to the fiscal year ended October 31, 2022 due primarily to a decrease in the average price per gallon of ethanol sold during the fiscal year ended October 31, 2023, compared to the fiscal year end October 31, 2022.

The average ethanol sales price per gallon we received for the fiscal year ended October 31, 2023 was approximately 14.4% lower than the average price received for the fiscal year ended October 31, 2022. Ethanol sales prices were lower for the current period due primarily to lower corn and energy prices.

The number of gallons of ethanol sold were similar during the fiscal year ended October 31, 2023, compared to the fiscal year ended October 31, 2022. Our ethanol production levels for the fiscal year ended October 31, 2023 were at an annual rate of approximately 69 million gallons.
For the fiscal year ended October 31, 2023 and October 31, 2022, we recorded gains due to changes in the fair value of our outstanding ethanol derivative positions of approximately $79,000, respectively. These gains increased our ethanol revenue during these periods.

    Distillers Grains

    Revenue from distillers grains sales increased by approximately 4.4% during the fiscal year ended October 31, 2023, compared to the fiscal year ended October 31, 2022, due primarily to an increase in the price of distillers grains during the period.

For the fiscal year ended October 31, 2023, the average price per ton that we received for our dried distillers grains was approximately 4.3% higher than the average price we received during the fiscal year ended October 31, 2022, due primarily to increases in the domestic prices of soybeans for the period. For the fiscal year ended October 31, 2023, the average price per ton that we received for our modified distillers grains was approximately 8.4% higher than during the fiscal year ended October 31, 2022, due primarily to increased demand in our local area and increases in the domestic prices of soybeans for the period.

Overall, the number of tons of distillers grains sold increased during our fiscal year ended October 31, 2023, compared to the fiscal year ended October 31, 2022, due primarily to a small increase in corn ground.

Corn Oil

Revenue from corn oil sales increased by approximately 3.5% for the fiscal year ended October 31, 2023, compared to the fiscal year ended October 31, 2022 due primarily to increases in the pounds of corn oil sold during the fiscal year ended October 31, 2023, compared to the fiscal year ended October 31, 2022.

The average price per pound of corn oil sold during the fiscal year ended October 31, 2023 decreased 8.7% due primarily to an increase in corn oil and soy oil production which outpaced demand.

The pounds of corn oil we sold during the fiscal year ended October 31, 2023 increased by approximately 13% compared to the pounds of corn oil we sold for the fiscal year ended October 31, 2022.

Cost of Goods Sold

    Our two largest costs of production are corn (80.4% of cost of goods sold for the fiscal year ended October 31, 2023) and natural gas (3.5% of cost of goods sold for the fiscal year ended October 31, 2023). Our total cost of goods sold was approximately 4.8% less during the fiscal year ended October 31, 2023, compared to the fiscal year ended October 31, 2022.

Corn

    Our average price per bushel of corn for the fiscal year ended October 31, 2023 decreased by approximately 5.3% compared to the fiscal year ended October 31, 2022 due primarily to lower market value for corn as a result of increases in projected stocks and volatility in commodity prices. Weather and projected yields have also had an effect on corn prices during the period. We used approximately the same number of bushels of corn in the fiscal year ended October 31, 2023, compared to the fiscal year ended October 31, 2022.
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

Other Income, Net

    We had total other income, net for the fiscal year ended October 31, 2023 of $1,380,843 compared to total other income of $4,385,503 for the fiscal year ended October 31, 2022. Our other income, net for the fiscal year ended October 31, 2022, was higher due primarily to the award of approximately $4,100,000 received from the USDA Biofuel Producer Program compared to $508,000 received for the fiscal year ended October 31, 2023.

Changes in Financial Condition for the Fiscal Years Ended October 31, 2024 and 2023

    The following table highlights the changes in our financial condition for the fiscal year ended October 31, 2024 from our previous fiscal year ended October 31, 2023:

	October 31, 2024	October 31, 2023
Current Assets	$52,901,076	$62,247,517
Current Liabilities	18,414,896	20,565,125
Long-Term Liabilities	640,682	780,059

    Current Assets. The decrease in current assets was primarily the result of decreases in cash and cash equivalents at October 31, 2024, compared to October 31, 2023 due primarily to cash distributions of $16,161,900 paid to our members on December 4, 2023.
    Current Liabilities. The decrease in current liabilities was primarily the result of decreases in accounts payable at October 31, 2024, compared to October 31, 2023 due primarily to a decrease in corn prices due and timing of deferred corn payments.

    Long-Term Liabilities. Long-term liabilities decreased at October 31, 2024, compared to October 31, 2023, due primarily to decreasing liabilities owed under a contract for use of a natural gas pipeline to transport natural gas to our facility.

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

The following table shows cash flows for the fiscal years ended October 31, 2024 and 2023:

	October 31, 2024	October 31, 2023

Net cash provided by operating activities	$14,129,228	$29,052,134
Net cash used in investing activities	(5,524,511)	(1,858,703)
Net cash used in financing activities	(16,293,833)	(15,463,889)

    Cash Flow From Operations

We had less cash from operations for the fiscal year ended October 31, 2024, compared to the fiscal year ended October 31, 2023 due primarily to a decrease in net income and changes in accounts payable during the fiscal year ended October 31, 2024.

Cash Flow From Investing Activities

We used more cash for investing activities during the fiscal year ended October 31, 2024, compared to the fiscal year ended October 31, 2023. This change was due primarily to an increase in capital expenditures during the fiscal year ended October 31, 2024.

Cash Flow From Financing Activities

We used more cash in financing activities during the fiscal year ended October 31, 2024, compared to the fiscal year ended October 31, 2023. Our cash used in financing activities increased due primarily to increased distributions to our members during the fiscal year ended October 31, 2024 as compared to October 31, 2023.

    The following table shows cash flows for the fiscal years ended October 31, 2023 and 2022:

	October 31, 2023	October 31, 2022

Net cash provided by operating activities	$29,052,134	$45,466,441
Net cash used in investing activities	(1,858,703)	(1,360,170)
Net cash used in financing activities	(15,463,889)	(21,865,021)

    Cash Flow From Operations

We had less cash from operations for the fiscal year ended October 31, 2023, compared to the fiscal year ended October 31, 2022 due primarily to a decrease in net income and changes in accounts payable during the fiscal year ended October 31, 2023.

Cash Flow From Investing Activities

We used more cash for investing activities during the fiscal year ended October 31, 2023, compared to the fiscal year ended October 31, 2022. This change was due primarily to an increase of purchased investments.

    Cash Flow From Financing Activities

We used less cash in financing activities during the fiscal year ended October 31, 2023, compared to the fiscal year ended October 31, 2022. Our cash used in financing activities decreased due primarily to decreased distributions to our members and decreased payments on long term debt during the fiscal year ended October 31, 2023 as compared to October 31, 2022.

Short-Term and Long-Term Debt Sources

    Our loan facility with Compeer Financial f/k/a AgStar Financial Services, PCA ("Compeer") includes a $20,000,000 Term Revolving Loan and a Revolving Line of Credit Loan. Our loan facility with Compeer is secured by substantially all business assets and also subjects the Company to various financial and non-financial covenants.

Term Revolving Loan

The Term Revolving Loan is for up to $20,000,000 with a variable interest rate based on the Wall Street Journal's Prime Rate plus 10 basis points with a minimum interest rate of 2.10%. The applicable interest rate at October 31, 2024 was 8.60%. The Term Revolving Loan may be advanced, repaid and re-borrowed during the term. Monthly interest payments are due on the Term Revolving Loan with payment of all amounts outstanding due on November 1, 2027. The outstanding balance on this note was $0 at October 31, 2024. We pay interest at a rate of 1.50% on amounts outstanding for letters of credit which also reduce the amount available under the Term Revolving Loan. We had no letters of credit outstanding at October 31, 2024. We are also required to pay unused commitment fees for the Term Revolving Loan.

Revolving Line of Credit Loan

The Revolving Line of Credit Loan is for an amount equal to the borrowing base, with a maximum limit of $10,000,000 with a variable interest rate based on the Wall Street Journal's Prime Rate plus 10 basis points with a minimum interest rate of 2.10%. The amount available to borrow per the borrowing base calculations at October 31, 2024 was approximately $0. The applicable interest rate at October 31, 2024 was 8.60%. The Revolving Line of Credit Loan may be advanced, repaid and re-borrowed during the term. Monthly interest payments are due on the Revolving Line of Credit Loan with payment of all amounts outstanding due on November 1, 2025. The maturity date may be extended for up to two additional one year terms upon our written request which will be deemed automatically granted by Compeer upon written certification that there is no event of default. We have previously been granted two extensions. The outstanding balance on this note was $0 at October 31, 2024. We are also required to pay unused commitment fees for the Revolving Line of Credit Loan.

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

Grants

The Minnesota State Legislature established the Bioincentive Program in 2015 to encourage commercial-scale production of advanced biofuels, renewable chemicals, and biomass thermal energy through production incentive payments. Eligible producers of cellulosic ethanol may receive $0.16 per gallon of cellulosic ethanol produced subject to program funding limitations. We recorded awards from the Bioincentive Program in other income of approximately $315,000, $268,000 and $202,000 during the fiscal years ended October 31, 2024, 2023 and 2022, respectively.

The Biofuel Producer Program was created as part of the Coronavirus Aid Relief and Economic Security Act. The USDA announced that the funds were made available to provide economic relief to biofuels producers who faced unexpected market losses due to the COVID-19 pandemic and support a significant market for agricultural producers who supply products used in biofuel production. We recorded awards from the Biofuel Producer Program in other income of approximately $0, $508,000 and $4,100,000 during the fiscal years ended October 31, 2024, 2023 and 2022 respectively.

Capital Expenditures

    We commenced a construction project during our 2023 fiscal year to expand our lab and add additional office space. This project was completed during the second quarter of our 2024 fiscal year at a cost of approximately $1,100,000 which was funded from operations.

We also approved a project to add an additional fermentation tank which is expected to increase efficiencies, cost approximately $4,000,000, and be funded from operations and existing debt facilities. We entered into an agreement on December 21, 2023 with Nelson Baker Biotech, Inc. to construct the fermentation tank. Construction commenced in May 2024 and was completed in December 2024. The amendment to our air permit to add the fermentation tank was approved by the Minnesota Pollution Control Agency on March 4, 2022.

Contractual Cash Obligations

    In addition to our long-term debt obligations, we have certain other contractual cash obligations and commitments. The following tables provide information regarding our contractual obligations and approximate commitments as of October 31, 2024:

	Payment Due By Period
	Total	Less than One Year	One to Three Years	Three to Five Years	After Five Years
Long-Term Debt Obligations	$—	$—	$—	$—	$—
Operating Lease Obligations	—	—	—	—	—
Capital Lease Obligations	894,000	178,800	357,600	357,600	—
Purchase Obligations	11,444,774	8,682,091	2,762,683	—	—
Total Contractual Obligations	$12,338,774	$8,860,891	$3,120,283	$357,600	$—

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

As of October 31, 2024, the fair values of our commodity-based derivative instruments are a net liability of approximately $1,316,000. As the prices of the hedged commodity moves in reaction to market trends and information, our statement of operations will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to protect the Company over the term of the contracts for the hedged amounts.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from our Term Revolving Loan and Revolving Line of Credit Loan, each bearing a variable interest rate.  As of October 31, 2024, interest accrues on these loans at a variable interest rate based on the Wall Street Journal's Prime Rate plus 10 basis points with a minimum interest rate of 2.10% and the applicable interest rate was 8.60%. As of October 31, 2024, we had $0 outstanding on the Term Revolving Loan and $0 outstanding on the Revolving Line of Credit Loan. Therefore, we have determined that our exposure to market risk from changes in interest rates is not material. The specifics of each note are discussed in greater detail in “Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

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

In the ordinary course of business, we enter into forward contracts for our commodity purchases. At October 31, 2024, we have approximately 878,000 bushels of forward fixed basis corn contracts and 819,000 bushels of forward fixed price corn contracts valued at approximately $3,574,000. These purchase contracts are for various delivery periods through December 2025. At October 31, 2024, we have approximately 604,000 MMBTUs of forward fixed basis natural gas contracts and 2,043,000 MMBTUs of fixed price natural gas contracts valued at approximately $7,871,000 for delivery periods through March 2027. At October 31, 2024, we have no forward fixed price denaturant purchase contracts.

    In the ordinary course of business, we enter into forward contracts for our commodity sales. At October 31, 2024 we have no forward fixed price ethanol sales contracts. At October 31, 2024, we have approximately 9,000 tons of forward fixed price dried distillers grains sales contracts valued at approximately $1,399,000 for delivery periods through March 2025. At October 31, 2024, we have approximately 38,000 tons of forward fixed price modified distillers grains sales contracts valued at approximately $2,682,000 for delivery periods through July 2025. In addition, at October 31, 2024, we have approximately 2,280,000 pounds of forward fixed price corn oil sales contracts valued at approximately $1,039,000 for delivery periods through December 2024.
    We recorded gains due to changes in the fair value of our outstanding corn derivative positions for the fiscal year ended October 31, 2024 of approximately $391,000. We recorded gains due to changes in the fair value of our outstanding corn derivative future positions for the fiscal year ended October 31, 2023 of approximately $1,435,000. For the fiscal year ended October 31, 2024, we recorded gains due to changes in the fair value of our outstanding ethanol derivative future positions of approximately $37,000. For the fiscal year ended October 31, 2023, we recorded gains due to changes in the fair value of our outstanding ethanol derivative future positions of approximately $79,000. For the fiscal years ended October 31, 2024, we recorded losses due to the change in fair value of our outstanding natural gas derivative future positions of approximately $5,000. For the fiscal year ended October 31, 2023, we recorded gains due to the change in fair value of our outstanding natural gas derivative future positions of approximately $71,000.

As commodity prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to produce long-term positive growth for us.

A sensitivity analysis has been prepared to estimate our exposure to ethanol, distillers grains, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas prices and average ethanol and distillers grains prices as of October 31, 2024 net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from October 31, 2024.

The results of this analysis, which may differ from actual results, are approximately as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price as of 10/31/2024	Approximate Adverse Change to Income
Natural Gas	—	MMBTU	10%	$—
Ethanol	69,000,000	Gallons	10%	$9,867,000
Corn	21,530,000	Bushels	10%	$8,677,000
DDGs	110,000	Tons	10%	$1,518,000

For comparison purposes, the results of our sensitivity analysis for October 31, 2023, were as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price as of 10/31/2023	Approximate Adverse Change to Income
Natural Gas	—	MMBTU	10%	$—
Ethanol	69,000,000	Gallons	10%	$14,076,000
Corn	22,105,000	Bushels	10%	$10,146,000
DDGs	111,000	Tons	10%	$2,003,000

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members and the Board of Governors of Highwater Ethanol, LLC

Opinion on the Financial Statements
We have audited the accompanying balance sheets of Highwater Ethanol, LLC (the Company) as of October 31, 2024 and 2023, the related statements of operations, changes in members’ equity, and cash flows for each of the three years in the period ended October 31, 2024, and the related notes to the financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2024 and 2023, and the results of its operations and its cash flows for the each of the three years in the period ended October 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Ethanol Revenue
As described in Notes 1 and 11 to the financial statements, the Company has an exclusive marketing agreement with RPMG, Inc. (RPMG) for the purposes of marketing and distributing the Company's ethanol production. The ethanol marketing agreement provides that the Company can sell its ethanol production through an index arrangement established by RPMG. For the fiscal year ended October 31, 2024, management of the Company elected to sell its ethanol production through this index arrangement. For ethanol index pricing, RPMG has discretion to determine the price and the terms and conditions of the sale of the Company's ethanol production that is sold and marketed as indexed gallons.

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

•We confirmed with RPMG the total ethanol gallons sold, total price paid by, and indexed ethanol pricing for the fiscal year ended October 31, 2024 ethanol sales.

•We inspected a selection of invoices for ethanol sales to RPMG and tested selected shipping records and customer payments.

•We performed substantive analytical procedures over ethanol revenue by developing expectations of revenue based on independent pricing sources.

RSM US LLP

We have served as the Company’s auditor since 2013.

Sioux Falls, South Dakota
January 21, 2025

HIGHWATER ETHANOL, LLC
Balance Sheets

ASSETS	October 31, 2024	October 31, 2023

Current Assets
Cash and cash equivalents	$33,830,684	$41,519,800
Derivative instruments	725,159	923,251
Accounts receivable	3,280,357	2,935,253
Inventories	14,246,991	16,113,187
Prepaids and other	817,885	756,026
Total current assets	52,901,076	62,247,517

Property and Equipment
Land and land improvements	13,210,145	13,210,145
Buildings	40,119,360	38,862,183
Office equipment	1,251,682	1,231,526
Plant and process equipment	88,359,673	87,740,728
Vehicles	160,259	160,259
Construction in progress	4,681,641	1,072,117
	147,782,760	142,276,958
Less accumulated depreciation	(118,140,653)	(109,998,247)
Net property and equipment	29,642,107	32,278,711

Other Assets
Investments	5,029,580	4,876,963
Right of use asset - operating leases	—	110,040
Right of use asset - finance leases	686,469	823,763
Other	—	208,232
Deposits	442,724	493,330
Total other assets	6,158,773	6,512,328

Total Assets	$88,701,956	$101,038,556

LIABILITIES AND MEMBERS' EQUITY	October 31, 2024	October 31, 2023

Current Liabilities
Accounts payable	$17,161,828	$18,760,447
Accrued expenses	1,113,693	1,562,707
Current portion of operating lease liability	—	110,038
Current portion of finance lease liability	139,375	131,933
Total current liabilities	18,414,896	20,565,125

Long-Term Liabilities
Finance lease liability	640,682	780,059
Total Long-Term Liabilities	640,682	780,059

Commitments and Contingencies (Note 11)

Members' Equity
Members' equity, 4,754 and 4,754 units outstanding, respectively	69,646,378	79,693,372
Total Liabilities and Members’ Equity	$88,701,956	$101,038,556

Notes to Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Statements of Operations

	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	October 31, 2024	October 31, 2023	October 31, 2022

Revenues	$141,819,117	$199,052,359	$221,373,253

Cost of Goods Sold	132,797,460	179,483,134	188,444,980

Gross Profit	9,021,657	19,569,225	32,928,273

Operating Expenses	4,321,431	4,210,764	3,988,371

Operating Profit	4,700,226	15,358,461	28,939,902

Other Income (Expense)
Interest income	1,128,160	441,746	51,714
Other income	334,869	813,046	4,336,119
Interest expense	(219,897)	(226,891)	(281,791)
Income from equity method investments	171,548	352,942	279,461
Total other income (expense), net	1,414,680	1,380,843	4,385,503

Net Income	$6,114,906	$16,739,304	$33,325,405

Weighted Average Units Outstanding	4,754	4,757	4,762
Net Income Per Unit, basic and diluted	$1,286.27	$3,518.88	$6,998.20
Distributions Per Unit	$3,400	$3,200	$3,800

Notes to Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Statements of Changes in Members' Equity

Members' Equity

Balance - October 31, 2021	$63,215,463

Net income	$33,325,405

Member Distributions	$(18,130,900)

Member unit repurchase, 18 units	$(116,900)

Balance - October 31, 2022	$78,293,068

Net income	$16,739,304

Member unit repurchase, 10 units	$(99,000)

Member Distribution	$(15,240,000)

Balance - October 31, 2023	$79,693,372

Net income	$6,114,906

Member Distribution	$(16,161,900)

Balance- October 31, 2024	$69,646,378

Notes to Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Statements of Cash Flows

	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	October 31, 2024	October 31, 2023	October 31, 2022

Cash Flows from Operating Activities
Net income	$6,114,906	$16,739,304	$33,325,405
Adjustments to reconcile net income to net cash provided by operations
Depreciation and amortization	8,487,932	10,049,915	10,312,613
Distributions in excess of earnings from equity method investments	252,919	(160,442)	(177,460)
Non-cash patronage income	(405,536)	(312,175)	(194,151)
Change in working capital components
Accounts receivable	(345,104)	1,034,811	3,818,510
Inventories	1,866,196	3,084,335	(4,449,380)
Derivative instruments	198,092	(179,737)	(375,245)
Prepaids and other	(11,253)	52,101	(269,489)
Accounts payable	(1,579,910)	(1,296,865)	3,226,281
Accrued expenses	(449,014)	40,887	249,357
Net cash provided by operating activities	14,129,228	29,052,134	45,466,441

Cash Flows from Investing Activities
Capital expenditures	(5,524,511)	(1,277,995)	(1,360,170)
Purchase of investments	—	(580,708)	—
Net cash used in investing activities	(5,524,511)	(1,858,703)	(1,360,170)

Cash Flows from Financing Activities
Payments on long-term debt	—	—	(11,699,000)
Proceeds from long-term debt	—	—	8,200,000
Payments on finance lease liability	(131,933)	(124,889)	(118,221)
Member unit repurchases	—	(99,000)	(116,900)
Member distributions	(16,161,900)	(15,240,000)	(18,130,900)
Net cash used in financing activities	(16,293,833)	(15,463,889)	(21,865,021)

Net Increase (Decrease) in Cash and Cash Equivalents	(7,689,116)	11,729,542	22,241,250

Cash and cash equivalents – Beginning of Period	41,519,800	29,790,258	7,549,008

Cash and cash equivalents – End of Period	$33,830,684	$41,519,800	$29,790,258

Supplemental Cash Flow Information
Cash paid for interest expense	$46,867	$53,911	$102,454

Supplemental Disclosure of Noncash Financing and Investing Activities
Capital expenditures included in accounts payable	$21,491	$40,200	$51,238

Notes to Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Notes to Financial Statements
October 31, 2024 and 2023

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

Accounting Estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. The Company uses estimates and assumptions in accounting for significant matters, among others, inventory valuation and derivative instruments. Actual results could differ from those estimates and such differences may be material to the financial statements. The Company periodically reviews estimates and assumptions and the effects of revisions are reflected in the period in which the revision is made.

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

•ethanol sales
•modified distillers grains sales
•dried distillers grains sales
•corn oil sales

    Disaggregation of revenue:

All revenue recognized in the income statement is considered to be revenue from contracts with customers. The following table depicts the disaggregation of revenue according to product line for the fiscal years ended October 31, 2024, 2023 and 2022:

HIGHWATER ETHANOL, LLC
Notes to Financial Statements
October 31, 2024 and 2023

	Fiscal Year Ended October 31, 2024	Fiscal Year Ended October 31, 2023	Fiscal Year Ended October 31, 2022
Revenue Sources	Amount	Amount	Amount

Ethanol Sales	$105,138,153	$148,417,723	$172,742,300
Modified Distillers Grains Sales	6,803,161	10,396,222	8,979,383
Dried Distillers Grains Sales	18,592,703	24,775,374	24,712,352
Corn Oil Sales	11,285,100	15,463,040	14,939,218
Total Revenues	$141,819,117	$199,052,359	$221,373,253

Contract assets and contract liabilities:

The Company receives payments from customers based upon contractual billing schedules; accounts receivable are recorded when the right to consideration becomes unconditional. Contract liabilities include payments received in advance of performance under the contract, and are realized with the associated revenue recognized under the contract.

The Company had short term contract liabilities from contracts with customers of $138,528, $34,599 and $0 at October 31, 2024, October 31, 2023 and October 31, 2022.

Shipping Costs

Shipping costs incurred by the Company in the sale of ethanol, dried distillers grains and corn oil are not specifically identifiable and as a result, revenue from the sale of those products is recorded based on the net selling price reported to the Company from the marketer.

Cash and Cash Equivalents

The Company maintains its accounts primarily at one financial institution. The cash balances regularly exceed amounts insured by the Federal Deposit Insurance Corporation. The Company has not experienced any historical losses related to their concentration. The Company considers all cash accounts, which are not subject to withdrawal restrictions or penalties, and all highly liquid investments purchases with an original maturity of three months or less to be cash equivalents.

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
October 31, 2024 and 2023

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

Accounts receivable are recorded at their estimated net realizable value. Accounts are considered past due if payment is not made on a timely basis in accordance with the Company’s credit terms. Accounts considered uncollectible are written off. The Company’s estimate of the allowance for doubtful accounts is based on historical experience, its evaluation of the current status of receivables, and unusual circumstances, if any. At October 31, 2024, 2023 and 2022, the Company has determined that amounts are collectible and an allowance was not considered necessary.

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

In accordance with the Company’s policy for evaluating impairment of long-lived assets described above, when a triggering event occurs management evaluates the recoverability of the facilities based on projected future cash flows from operations over the facilities’ estimated useful lives. In determining the projected future undiscounted cash flows, the Company makes significant assumptions concerning the future viability of the ethanol industry, the future price of corn in relation to the future price of ethanol and the overall demand in relation to production and supply capacity. The Company has not recorded any impairment as of October 31, 2024 and 2023.

HIGHWATER ETHANOL, LLC
Notes to Financial Statements
October 31, 2024 and 2023

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts receivable, and accounts payable, and other working capital items approximate fair value at October 31, 2024 and 2023 due to the short maturity nature of these instruments (Level 2).

Derivative instruments are carried at fair value, based on dealer quotes and live trading levels (Note 6).

Investments

The Company has a 5.0% investment interest in an unlisted company, Renewable Products Marketing Group, LLC (RPMG), which markets the Company’s ethanol. The Company also has a 7% ownership interest in Lawrenceville Tank, LLC (LT), which owns and operates a trans load/tank facility near Atlanta, Georgia. These investments are flow-through entities and are being accounted for by the equity method of accounting under which the Company’s share of net income is recognized as income in the Company’s statements of operations and added to the investment account. Distributions or dividends received from the investments are treated as a reduction of the investment account. The Company consistently follows the practice of recognizing the net income (loss) from equity method investments based on the most recent reliable data. Therefore, the net income (loss) which is reported in the Company’s statements of operations for the years ended October 31, 2024, 2023 and 2022 is based on the investee's results of operations for the twelve month periods ended September 30, 2024, 2023 and 2022, respectively.

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

HIGHWATER ETHANOL, LLC
Notes to Financial Statements
October 31, 2024 and 2023

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

Grants

The Minnesota State Legislature established the Bioincentive Program in 2015 to encourage commercial-scale production of advanced biofuels, renewable chemicals, and biomass thermal energy through production incentive payments. Eligible producers of cellulosic ethanol may receive $0.16 per gallon of cellulosic ethanol produced subject to program funding limitations. The Company recorded awards from the Bioincentive Program in other income of approximately $315,000, $268,000, and $202,000 during the fiscal years ended October 31, 2024, 2023 and 2022, respectively.

The Biofuel Producer Program was created as part of the Coronavirus Aid Relief and Economic Security Act. The USDA announced that the funds were made available to provide economic relief to biofuels producers who faced unexpected market losses due to the COVID-19 pandemic and support a significant market for agricultural producers who supply products used in biofuel production. The Company recorded awards from the Biofuel Producer Program in other income of approximately $0, $508,000, $4,100,000 during the fiscal year ended October 31, 2024, 2023 and 2022, respectively.

Recently Issued or Adopted Accounting Pronouncements

Segment Reporting:

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280). This ASU requires improved disclosures about reportable segments and additional information about reportable expenses. ASU 2023-07 is effective for fiscal years and interim periods beginning after December 15, 2024. The Company is currently in the process of evaluating the impact that this updated guidance will have on our Financial Statements.

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

3. RECEIVABLES

Receivables consisted of the following at:

	October 31, 2024	October 31, 2023	October 31, 2022

Trade receivables	$2,039,732	$1,812,631	$3,313,112
Other receivables	1,240,625	1,122,622	656,952
Total	$3,280,357	$2,935,253	$3,970,064

HIGHWATER ETHANOL, LLC
Notes to Financial Statements
October 31, 2024 and 2023

4. INVENTORIES

Inventories consisted of the following at:

	October 31, 2024	October 31, 2023

Raw materials	$5,898,118	$7,861,508
Spare parts and supplies	5,626,469	5,432,982
Work in process	940,060	1,073,564
Finished goods	1,782,344	1,745,133
Total	$14,246,991	$16,113,187

The Company did not record a lower of cost or net realizable value write-down on inventory at October 31, 2024 and 2023, respectively.

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

Commodity Contracts

Management expects all open positions outstanding as of October 31, 2024 to be realized within the next twelve months.

The following tables provide details regarding the Company's derivative instruments at October 31:

Instrument	Balance Sheet location
		2024	2023

Corn, natural gas and ethanol contracts
In gain position		$322,945	$812
In loss position		(1,639,160)	(1,497,801)
Deposits with broker		2,041,374	2,420,240
	Derivative instruments	$725,159	$923,251

These contracts and related deposits are subject to a master netting arrangements and, therefore, are presented on a net basis on the balance sheet.

The Company has 2,812,000 bushels of corn inventory delivered under delayed-pricing contracts as of October 31, 2024. The contracts have various pricing deadlines through August 31, 2025.

The following tables provide details regarding the gains (losses) from the Company's derivative instruments in the statements of operations, none of which are designated as hedging instruments:

HIGHWATER ETHANOL, LLC
Notes to Financial Statements
October 31, 2024 and 2023

	Statement of	Year Ended October 31
	Operations location	2024	2023	2022
Ethanol contracts	Revenues	$36,507	$79,168	$78,966
Corn contracts	Cost of goods sold	391,073	1,434,522	1,017,973
Natural gas contracts	Cost of goods sold	(4,918)	70,643	(76,890)

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
◦Inputs that are derived primarily from or corroborated by observable market data by correlation or other means.

•Level 3 inputs are unobservable inputs for the asset or liability.
The following table provides information on those assets (liabilities) measured at fair value on a recurring basis.

	Fair Value as of	Fair Value Measurement Using
	October 31, 2024	Level 1	Level 2	Level 3
Derivative instrument - commodities
In gain position	$322,945	$5,125	$317,820	$—
In loss position	$1,639,160	$(5,825)	$(1,633,335)	$—

	Fair Value as of	Fair Value Measurement Using
	October 31, 2023	Level 1	Level 2	Level 3
Derivative instrument - commodities
In gain position	$812	$812	$—	$—
In loss position	$(1,497,801)	$(13,466)	$(1,484,335)	$—

The Company determines the fair value of the commodities contracts by obtaining the fair value measurements from an independent pricing service based on dealer quotes and live trading levels from the Chicago Board of Trade.

HIGHWATER ETHANOL, LLC
Notes to Financial Statements
October 31, 2024 and 2023

7. INVESTMENT IN RPMG

The financial statements of RPMG are summarized as of and for the years ended September 30 as follows:

	September 30, 2024	September 30, 2023

Current assets	$219,390,581	$294,241,396
Other assets	114,965,264	104,916,896
Current liabilities	143,850,080	187,518,207
Long-term liabilities	134,751,858	151,873,811
Members' equity	55,753,907	59,766,274
Revenue	5,205,291,349	6,340,037,612
Net income	2,288,670	4,670,278

8. DEBT FINANCING

The Company had no long-term debt at October 31, 2024 or October 2023, respectively.

Bank Financing
The Company has a loan facility with Compeer Financial f/k/a AgStar Financial Services, PCA ("Compeer") that includes a $20,000,000 Term Revolving Loan and a Revolving Line of Credit Loan. The loan facility with Compeer is secured by substantially all business assets and also subjects the Company to various financial and non-financial covenants.
Term Revolving Loan

The Term Revolving Loan was for up to $20,000,000 and has a variable interest rate based on the Wall Street Journal's Prime Rate plus 10 basis points with a minimum interest rate of 2.10%. The applicable interest rate at October 31, 2024 was 8.60%. The Term Revolving Loan may be advanced, repaid and re-borrowed during the term. Monthly interest payments are due on the Term Revolving Loan. Payment of all amounts outstanding is due on November 1, 2027. The outstanding balance was $0 at October 31, 2024. The Company pays interest at a rate of 1.50% on amounts outstanding for letters of credit which also reduce the amount available under the Term Revolving Loan. The Company had no letters of credit outstanding at October 31, 2024. The Company is also required to pay unused commitment fees for the Term Revolving Loan.

Revolving Line of Credit Loan

The Revolving Line of Credit Loan is for an amount equal to the borrowing base, with a maximum limit of $10,000,000, with a variable interest rate based on the Wall Street Journal's Prime Rate plus 10 basis points with a minimum interest rate of 2.10%. The amount available to borrow per the borrowing base calculations at October 31, 2024 was approximately $0. The applicable interest rate at October 31, 2024 was 8.60%. The Revolving Line of Credit Loan may be advanced, repaid and re-borrowed during the term. Monthly interest payments are due on the Revolving Line of Credit Loan with payment of all amounts outstanding due on November 1, 2025. The maturity date may be extended for up to two additional one year terms upon written request of the Company which will be deemed automatically granted by Compeer upon written certification that there is no event of default. The Company has previously been granted two extensions. The outstanding balance on this note was $0 at October 31, 2024. The Company is also required to pay unused commitment fees for the Revolving Line of Credit Loan.

Debt Issuance Costs

Costs associated with the issuance of debt are recorded as debt issuance costs and are amortized over the term of the related debt by use of the effective interest method.

HIGHWATER ETHANOL, LLC
Notes to Financial Statements
October 31, 2024 and 2023

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

9. LEASES

The Company has a contract for use of a natural gas pipeline which transports natural gas from the Northern Natural Gas pipeline to the Company’s facility. This natural gas line has no alternate use and is specifically for the benefit of the Company. The contract has minimum volume requirements as well as a fixed monthly fee. This contract meets the definition of a lease and is classified as a finance lease. Right of use assets and lease liability are recognized based on the present value of lease payments over the lease term.

The discount rate used in determining the lease liability for the lease is the Company's estimated incremental borrowing rate. An incremental borrowing rate of 5.5% was utilized for the Company's lease.

The Company determines if an arrangement is a lease or contains a lease at inception. The Company’s finance lease has a remaining lease term of approximately 5 years, respectively. This lease includes an option to extend the lease. When it is reasonably certain the Company will exercise this option, the Company will update the remaining term of the lease. The Company does not have lease arrangements with residual value guarantees, sale leaseback terms or material restrictive covenants.

The following tables summarizes the remaining maturities of the Company's financing lease liability as of October 31, 2024:

For the Period Ending October 31,	Finance Lease
2025	$178,800
2026	178,800
2027	178,800
2028	178,800
2029	178,800
Thereafter	—
Totals	894,000
Amount representing interest	(113,943)
Lease liability	$780,057

HIGHWATER ETHANOL, LLC
Notes to Financial Statements
October 31, 2024 and 2023

Lease Cost	October 31, 2024	October 31, 2023	October 31, 2022

Operating lease cost	$—	$168,480	$168,480
Short term lease cost	84,640	58,045	68,942
Finance lease cost
Amortization of leased assets	137,292	137,292	137,292
Interest on lease liabilities	46,867	53,911	60,579

Net lease cost	$268,799	$417,728	$435,293

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

Unit Repurchases

During the fiscal year ended October 31, 2024, the Company repurchased no membership units.

During the first quarter of our fiscal year ended October 31, 2023, the Company repurchased 2 of its membership units at a price of $9,500 per unit for a total purchase price of $19,000. During the second quarter of our fiscal year ended October 31, 2023, the Company repurchased 7 of its membership units at a price of $10,000 per unit for a total purchase price of $70,000. During the fourth quarter of our fiscal year ended October 31, 2023, the Company repurchased 1 of its membership units at a price of $10,000 per unit for a total purchase price of $10,000.

11. COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS

Marketing Agreements

The Company has an ethanol marketing agreement with a marketer (RPMG) to purchase, market, and distribute the ethanol produced by the Company. Based on the terms of the marketing agreement, RPMG will use commercially reasonable efforts to obtain the best price for all ethanol sold subject to the terms of the marketing agreement. RPMG shall have discretion to fix the price, terms and conditions of the sale of ethanol that is sold and marketed as Indexed Gallons. The Company also entered into a member control agreement with the marketer whereby the Company made capital contributions and became a minority owner of the marketer. The member control agreement became effective on February 1, 2011 and provides the Company a membership interest with voting rights. The marketing agreement will terminate if the Company ceases to be a member. The Company will assume certain of the member’s rail car leases if the agreement is terminated. The Company can sell its ethanol either through an index arrangement or at an agreed upon fixed price. The marketing agreement is perpetual until terminated according to the agreement.  The Company may be obligated to continue to market its ethanol through the marketer for a period of time. The amended agreement requires minimum capital amounts invested as required under the agreement. Revenue recognized under this agreement for the years ended October 31, 2024, 2023 and 2022 was $105,224,299, $148,687,325 and $173,065,875 respectively. Accounts receivable under the agreement as of October 31, 2024 and 2023 were $641,974 and $0 respectively.

The Company has a distillers grains marketing agreement with a marketer (RPMG) to purchase and market all of the distillers grains produced at the plant beginning January 1, 2023. The Company pays a fee to the marketer to market distillers grains to third party end purchasers and the Company reimburses the marketer for certain charges paid to third parties. The marketer must market the distillers grains using commercially reasonable efforts and endeavor to maximize price and minimize freight and other costs but does not guarantee the price that will be obtained from the sale. Following an initial term, the agreement will be automatically extended for additional terms unless either party gives proper notice of non-extension. Revenue recognized under this agreement for the years ended October 31, 2024, 2023 and 2022 was $18,708,359, $20,395,291, and $0,
respectively. Accounts receivable under the agreement as of October 31, 2024 and 2023 were $641,832 and $741,657, respectively.

The Company has a crude corn oil marketing agreement with a marketer (RPMG) to market and distribute all corn oil to be produced at the plant for an initial term. Under the agreement, the Company must provide estimates of production and inventory of corn oil. The marketer may execute sales contracts with buyers for future delivery of corn oil. The Company receives a percentage of the F.O.B. sale price less a marketing fee, actual freight and transportation costs and certain taxes and other charges related to the purchase, delivery or sale. The Company is required to provide corn oil meeting certain specifications as provided in the agreement and the agreement provides for a process for rejection of nonconforming corn oil. The agreement automatically renews for successive terms unless terminated in accordance with the agreement. Revenue recognized under this agreement for the years ended October 31, 2024, 2023 and 2022 was $11,338,879, $15,510,877 and $14,980,721 respectively. Accounts receivable under the agreement as of October 31, 2024 and 2023 were $401,174 and $492,690 respectively.

Regulatory Agencies

The Company is subject to oversight from regulatory agencies regarding environmental concerns which arise in the ordinary course of its business.

Forward Contracts

In the ordinary course of business, we enter into forward contracts for our commodity purchases and sales. Forward contracts are as follows at October 31, 2024:

	Quantity	Average Price	Delivery Date

Purchase of corn (in bushels):
Basis Contracts	877,557		12/31/25
Priced Contracts	819,292	$4.36	12/31/25
Total	1,696,849

Purchase of natural gas (in dekatherms):
Basis Contracts	604,000		3/31/27
Priced Contracts	2,042,750	$3.85	10/31/26
Total	2,646,750

Sales of dry distillers grains (in tons):
Priced contracts	9,324	$150.00	3/31/25
Total	9,324

Sales of modified distillers grains (in tons)
Priced contracts	37,500	$71.52	7/31/25
Total	37,500

Sales of corn oil (in pounds)
Priced contracts	2,280,000	$0.46	12/31/24
Total	2,280,000

12. QUARTERLY FINANCIAL DATA (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year Ended October 31, 2024
Revenues	$37,236,457	$35,543,357	$37,444,831	$31,594,472
Gross Profit (Loss)	1,636,886	(796,637)	5,418,237	2,763,171
Operating Profit (Loss)	353,415	(1,599,187)	4,455,122	1,490,876
Net Income (Loss)	825,887	(1,599,187)	4,799,110	2,089,096
Basic and diluted earnings (Loss) per unit	173.72	(336.39)	1,009.49	439.45

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year Ended October 31, 2023
Revenues	$48,861,565	$48,711,980	$52,627,682	$48,851,132
Gross Profit	3,349,101	2,667,474	6,958,457	6,594,193
Operating Profit	2,150,988	1,581,942	6,048,982	5,576,551
Net Income	2,331,977	1,747,828	6,704,583	5,954,916
Basic and diluted earnings per unit	489.60	367.42	1,410.01	1,252.61

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year Ended October 31, 2022
Revenues	$58,643,436	$45,433,629	$64,060,657	$53,235,531
Gross Profit	17,161,096	5,690,539	7,353,786	2,722,852
Operating Profit	16,039,396	4,682,488	6,484,750	1,733,268
Net Income	16,101,488	4,687,081	10,602,705	1,934,131
Basic and diluted earnings per unit	3,374.87	983.44	2,225.59	405.99

The above quarterly financial data is unaudited, but in the opinion of management, all adjustments necessary for a fair presentation of the selected data for these periods presented have been included.

13. SUBSEQUENT EVENTS.

On November 20, 2024, the board of governors declared a cash distribution of $1,700 per membership unit to unit holders of record at the close of business on November 20, 2024, for a total distribution of $8,079,250. The distribution was paid on December 11, 2024.

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

Our management, including our Chief Executive Officer (the principal executive officer), Brian Kletscher, along with our Chief Financial Officer (the principal financial officer), Lucas Schneider, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of October 31, 2024.  Based on this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management's Annual Report on Internal Control Over Financial Reporting

    Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control-Integrated

Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 (“COSO”). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of October 31, 2024.

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
Changes in Internal Control over Financial Reporting

    There were no changes in our internal control over financial reporting during the fourth quarter of our 2024 fiscal year, which were identified in connection with management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Insider Trading Arrangements

No governor or officer adopted or terminated any contract, instruction, or written plan for the purchase or sale of company securities or any non-rule 10b5-1 trading arrangement during the fourth quarter of our 2024 fiscal year.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

    The information required by this Item is incorporated by reference from the definitive proxy statement for our 2025 annual meeting of members to be filed with the Securities Exchange Commission within 120 days after the end of our 2024 fiscal year. This proxy statement is referred to in this report as the 2025 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

    The information required by this Item is incorporated by reference from the 2025 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED MEMBER MATTERS

    The information required by this Item is incorporated by reference from the 2025 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

    The information required by this Item is incorporated by reference from the 2025 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

    The information required by this Item, including aggregate fees billed to us by the Company's principal accountant, RSM US LLP (PCAOB ID: 49), is incorporated by reference from the 2025 Proxy Statement.

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

(3)Exhibits

Exhibit No.	Exhibit	Filed Herewith	Incorporated by Reference
3.1	Articles of Organization of the registrant.		Exhibit 3.1 to the registrant's registration statement on Form SB-2 (Commission File 333-137482).
3.2	Second Amended and Restated Member Control Agreement of the registrant.		Exhibit 3.2 to the registrant's registration Form 10-Q filed with the Commission on March 22, 2011.
3.3	Third Amended and Restated Operating Agreement		Exhibit 3.1 to the registrant's Form 10-Q filed with the Commission on June 7, 2018
4.1	Form of Membership Unit Certificate.		Exhibit 4.2 to the registrant's registration statement on Form SB-2 (Commission File 333-137482).
4.2	Description of Membership Units contained within Registrant's Registration Statement on Form SB-2 (Commission File 333-137482) filed on March 26, 2007		Registrant's registration statement on Form SB-2/A (Commission File 333-137482) filed on March 26, 2007
10.1	Energy Management Agreement dated June 8, 2006 between Highwater Ethanol, LLC and U.S. Energy Services, Inc.		Exhibit 10.9 to the registrant's registration statement on Form SB-2 (Commission File 33-137482).
10.2	Redwood Electric Service Agreement dated June 28, 2007.		Exhibit 99.1 to the registrant's Form 8-K filed with the Commission on July 3, 2007.
10.3	Distillers Grains Marketing Agreement with CHS, Inc. dated October 11, 2007.		Exhibit 10.4 to the registrant's Form 10-KSB filed with the Commission on January 29, 2008.
10.4	Centerpoint Natural Gas Agreement dated June 26, 2008.		Exhibit 10.26 to the registrant's Form 10-QSB filed with the Commission on September 15, 2008.
10.5	Trinity Industries Leasing Company Railroad Car Lease Agreement dated July 1, 2009.		Exhibit 10.2 to the registrant's Form 10-Q filed with the Commission on June 15, 2009.
10.6	Amended and Restated Ethanol Marketing Agreement between RPMG, Inc. and Highwater Ethanol, LLC dated August 27, 2012. +		Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on September 14, 2012.
10.7	Employment Agreement between Highwater Ethanol, LLC and Brian Kletscher dated February 26, 2014.		Exhibit 99.1 to the registrant's Form 8-K filed with the Commission on February 28, 2014
10.8	Employment Agreement between Highwater Ethanol, LLC and Lucas Schneider dated February 26, 2014.		Exhibit 99.2 to the registrant's Form 8-K filed with the Commission on February 28, 2014

10.9	Amendment No. 1 to Distiller's Grain Marketing Agreement between Highwater Ethanol, LLC and CHS, Inc. dated February 13, 2014.	Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on March 5, 2014
10.10	Irrevocable Standby Letter of Credit No. 101 between Highwater Ethanol, LLC and AgStar Financial Services, PCA dated February 27, 2014.	Exhibit 10.14 to the registrant's Form 10-Q filed with the Commission on March 5, 2014
10.11	Easement for Construction and Process Demonstration Agreement between Butamax Advanced Biofuels LLC and Highwater Ethanol, LLC dated September 26, 2013.+	Exhibit 10.79 to the registrant's Form 10-K/A filed with the Commission on May 22, 2014
10.12	Equipment Lease Agreement between Butamax Advanced Biofuels LLC and Highwater Ethanol, LLC dated September 26, 2013.+	Exhibit 10.80 to the registrant's Form 10-K/A filed with the Commission on May 22, 2014
10.13	Technology Demonstration Risk Reduction Agreement between Butamax Advanced Biofuels LLC and Highwater Ethanol, LLC dated September 26, 2013.+	Exhibit 10.81 to the registrant's Form 10-K/A filed with the Commission on May 22, 2014
10.14	Security Agreement between Butamax Advanced Biofuels LLC and Highwater Ethanol, LLC dated September 26, 2013.+	Exhibit 10.82 to the registrant's Form 10-K/A filed with the Commission on May 22, 2014
10.15	Technology License Agreement between Butamax Advanced Biofuels LLC and Highwater Ethanol, LLC dated September 26, 2013.+	Exhibit 10.83 to the registrant's Form 10-K/A filed with the Commission on May 22, 2014
10.16	Distillers Crude Corn Oil Marketing Agreement between CHS Inc. and Highwater Ethanol, LLC dated November 4, 2013.+	Exhibit 10.84 to the registrant's Form 10-K/A filed with the Commission on May 22, 2014
10.17	Grain Origination Agreement with CHS, Inc. dated October 15, 2015. +	Exhibit 10.45 to the registrant's Form 10-K filed with the Commission on January 28, 2016
10.18	Amended and Restated Security Agreement with AgStar dated January 22, 2016	Exhibit 10.49 to the registrant's Form 10-K filed with the Commission on January 28, 2016
10.19	Second Amended and Restated Term Revolving Note with Agstar dated January 22, 2016	Exhibit 10.50 to the registrant's Form 10-K filed with the Commission on January 28, 2016
10.20	Second Amended and Restated Term Revolving Note with United FCS dated January 22, 2016	Exhibit 10.51 to the registrant's Form 10-K filed with the Commission on January 28, 2016
10.21	Agreement for Electric Service with Redwood Electric Cooperative, Inc.	Exhibit 99.1 to the registrant's Form 8-K filed with the Commission on October 2, 2017
10.22	Third Amended and Restated Term Revolving Note	Exhibit 99.2 to the registrant's Form 8-K filed with the Commission on April 27, 2018
10.23	Third Amended and Restated Operating Agreement	Exhibit 3.1 to the registrant's Form 10-Q filed with the Commission on June 7, 2018
10.24	Northern Natural Gas Company Amendment to TFX Throughput Service Agreement	Exhibit 99.1 to the registrant's Form 8-K filed with the Commission on August 1, 2018
10.25	Member Corn Oil Marketing Agreement with RPMG, Inc. dated July 17, 2018+	Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on September 11, 2018
10.26	Natural Gas Service Agreement with CenterPoint Energy Resources Corp., d.b.a. CenterPoint Energy Minnesota Gas dated August 10, 2018+	Exhibit 10.2 to the registrant's Form 10-Q filed with the Commission on September 11, 2018

10.27	2019 Executive Bonus Plan		Exhibit 10.65 to the registrant's Form 10-K filed with the Commission on January 23, 2019
10.28	2020 Executive Bonus Plan		Exhibit 10.66 to the registrant's Form 10-K filed with the Commission on January 23, 2020
10.29	Construction Agreement with Nelson Baker Biotech dated August 13, 2020+		Exhibit 99.1 to the registrant's Form 8-K filed with the Commission on September 1, 2020
10.30	Fourth Amended and Restated Mortgage, Security Agreement, Assignment of Leases and Rents, and Fixture Financing Statement dated September 14, 2020		Exhibit 99.2 to the registrant's Form 8-K filed with the Commission on September 24, 2020
10.31	Term Note with Compeer Financial, PCA dated September 14, 2020		Exhibit 99.3 to the registrant's Form 8-K filed with the Commission on September 24, 2020
10.32	Term Note with AgCountry Farm Credit Services, PCA dated September 14, 2020		Exhibit 99.4 to the registrant's Form 8-K filed with the Commission on September 24, 2020
10.33	High Purity Alcohol Member Marketing Agreement with RPMG, Inc. effective January 1, 2021 +		Exhibit 99.1 to the registrant's Form 8-K filed with the Commission on December 29, 2020
10.34	Termination and Asset Purchase Agreement with Butamax dated December 3, 2020 +		Exhibit 10.74 to the registrant's Form 10-K filed with the Commission on January 21, 2021
10.35	2021 Executive Bonus Plan		Exhibit 10.75 to the registrant's Form 10-K filed with the Commission on January 21, 2021
10.36	Third Amended and Restated Credit Agreement dated March 15, 2021		Exhibit 99.1 to the registrant's Form 8-K filed with the Commission on March 22, 2021
10.37	Revolving Line of Credit Note with Compeer Financial, PCA dated March 15, 2021		Exhibit 99.2 to the registrant's Form 8-K filed with the Commission on March 22, 2021
10.38	Revolving Line of Credit Note with AgCountry Farm Credit Services, PCA dated March 15, 2021		Exhibit 99.3 to the registrant's Form 8-K filed with the Commission on March 22, 2021
10.39	2022 Executive Bonus Plan		Exhibit 10.39 to the registrant's Form 10-K filed with the Commission on January 19, 2022
10.40	First Amendment to the Third Amended and Restated Credit Agreement with Compeer Financial PCA, dated February 8, 2022		Exhibit 99.1 to the registrant's Form 8-K filed with the Commission on February 10, 2022
10.41	Second Amendment to the Third Amended and Restated Credit Agreement with Compeer Financial PCA, dated August 8, 2022		Exhibit 99.1 to the registrant's Form 8-K filed with the Commission on August 11, 2022
10.42	Distillers Grains Marketing Agreement with RPMG, dated August 26, 2022+		Exhibit 99.1 to the registrant's Form 8-K filed with the Commission on August 30, 2022
10.43	2023 Executive Bonus Plan		Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on March 8, 2023
10.44	2024 Executive Bonus Plan		Exhibit 10.44 to the registrant's Form 10-K filed with the Commission on January 18, 2023
10.45	Northern Natural Gas Service Agreement with Highwater Ethanol, LLC dated February 16, 2024		Exhibit 99.1 to the registrant's Form 8-K filed with the Commission on February 20, 2024
10.46	2025 Executive Bonus Plan	X
14.1	Code of Ethics of Highwater Ethanol, LLC adopted on June 26, 2008.		Exhibit 14.1 to the registrant's Form 10-K filed with the Commission on January 29, 2013.

19.1	Amended and Restated Policy on Insider Trading and Short Swing Trading dated February 27, 2023	X
31.1	Certificate Pursuant to 17 CFR 240.13a-14(a)	X
31.2	Certificate Pursuant to 17 CFR 240.13a-14(a)	X
32.1	Certificate Pursuant to 18 U.S.C. Section 1350	X
32.2	Certificate Pursuant to 18 U.S.C. Section 1350	X
101.INS	Inline XBRL Instance Document – the instance document does not appear on the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document	X
101.PRE	Inline XBRL Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in the Interactive Data Files submitted as Exhibit 101).	X
(+)     Confidential information redacted
(X)    Filed herewith
*     Furnished herewith

ITEM 16. FORM 10-K SUMMARY

    None.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HIGHWATER ETHANOL, LLC

Date:	January 21, 2025	/s/ Brian Kletscher
Brian Kletscher
Chief Executive Officer
(Principal Executive Officer)

Date:	January 21, 2025	/s/ Lucas Schneider
Lucas Schneider
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

.

Date:	January 21, 2025	/s/ David Moldan
David Moldan, Chairman and Governor

Date:	January 21, 2025	/s/ Ronald Jorgenson
Ronald Jorgenson, Vice Chairman and Governor

Date:	January 21, 2025	/s/ David Eis
David Eis, Secretary and Governor

Date:	January 21, 2025	/s/ Michael Landuyt
Michael Landuyt, Treasurer and Governor

Date:	January 21, 2025	/s/ Russell Derickson
Russell Derickson, Governor

Date:	January 21, 2025	/s/ George Goblish
George Goblish, Governor

Date:	January 21, 2025	/s/ Luke Spalj
Luke Spalj, Governor

Date:	January 21, 2025	/s/ Gerald Forsythe
Gerald Forsythe, Governor

Date:	January 21, 2025	/s/ Daniel Tauer
Daniel Tauer, Governor