Form 10-Q
period 2025-04-30
HIGHWATER ETHANOL LLC
filed 2025-06-11
CIK 1371451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

	For the quarterly period ended	April 30, 2025

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

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
☐ Yes     ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  As of June 11, 2025 there were 4,752 membership units outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HIGHWATER ETHANOL, LLC
Condensed Balance Sheets

ASSETS	April 30, 2025	October 31, 2024
	(Unaudited)
Current Assets
Cash and cash equivalents	$13,552,259	$33,830,684
Derivative instruments	392,831	725,159
Accounts receivable	2,839,520	3,280,357
Inventories	14,788,195	14,246,991
Prepaids and other	569,964	817,885
Total current assets	32,142,769	52,901,076

Property and Equipment
Land and land improvements	13,210,145	13,210,145
Buildings	40,119,360	40,119,360
Office equipment	1,314,147	1,251,682
Plant and process equipment	92,765,649	88,359,673
Vehicles	160,259	160,259
Construction in progress	2,674,267	4,681,641
	150,243,827	147,782,760
Less accumulated depreciation	(120,863,568)	(118,140,653)
Net property and equipment	29,380,259	29,642,107

Other Assets
Investments	5,126,527	5,029,580
Right of use asset - finance lease	617,822	686,469
Deposits	452,572	442,724
Total other assets	6,196,921	6,158,773

Total Assets	$67,719,949	$88,701,956

LIABILITIES AND MEMBERS' EQUITY	April 30, 2025	October 31, 2024
	(Unaudited)
Current Liabilities
Accounts payable	$5,182,310	$17,161,828
Accrued expenses	750,583	1,113,693
Current portion of finance lease liability	143,252	139,375
Total Current Liabilities	6,076,145	18,414,896

Long-Term Liabilities
Finance lease liability, net of current portion	568,073	640,682
Total Long-Term Liabilities	568,073	640,682

Commitments and Contingencies

Members' Equity
Members' equity, 4,752 and 4,754 units outstanding	61,075,731	69,646,378

Total Liabilities and Members’ Equity	$67,719,949	$88,701,956

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Condensed Unaudited Statements of Operations

	Three Months Ended		Six Months Ended
	April 30, 2025	April 30, 2024	April 30, 2025	April 30, 2024

Revenues	$35,091,022	$32,543,357	$68,309,622	$69,779,814

Cost of Goods Sold	34,543,690	33,339,994	66,791,897	68,939,565

Gross Profit	547,332	(796,637)	1,517,725	840,249

Operating Expenses	1,219,755	1,096,957	2,513,980	2,380,428

Operating Loss	(672,423)	(1,893,594)	(996,255)	(1,540,179)

Other Income (Expense)
Interest income	82,074	174,245	313,598	541,258
Other income	104,377	119,421	207,804	214,132
Interest expense	(50,414)	(52,609)	(111,964)	(115,899)
Income from equity method investments	56,681	53,350	115,420	127,388
Total other income (expense), net	192,718	294,407	524,858	766,879

Net Loss	$(479,705)	$(1,599,187)	$(471,397)	$(773,300)

Weighted Average Units Outstanding	4,752	4,754	4,753	4,754
Net Loss Per Unit, Basic and Diluted	$(100.95)	$(336.39)	$(99.18)	$(162.66)
Distributions Declared Per Unit	$—	$—	$1,700	$3,400

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Statements of Changes in Members' Equity (Unaudited)

Members' Equity

Balance - October 31, 2023	$79,693,372

Net income for the three-month period ended January 31, 2024	825,887

Member distribution	(16,161,900)

Balance - January 31, 2024	$64,357,359

Net Loss for the three-month period ended April 30, 2024	(1,599,187)

Member unit repurchase	—

Balance - April 30, 2024	$62,758,172

Members' Equity

Balance - October 31, 2024	$69,646,378

Net income for the three-month period ended January 31, 2025	8,308

Member distribution	(8,079,250)

Member unit repurchase, 1 unit	(10,000)

Balance - January 31, 2025	$61,565,436

Net Loss for the three-month period ended April 30, 2025	(479,705)

Member unit repurchase, 1 unit	(10,000)

Balance - April 30, 2025	$61,075,731

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Condensed Unaudited Statements of Cash Flows

	Six Months Ended
	April 30, 2025	April 30, 2024
Cash Flows from Operating Activities
Net loss	$(471,397)	$(773,300)
Adjustments to reconcile net loss to net cash used in operations
Depreciation and amortization	2,791,562	4,881,288
Distributions in excess of earnings from equity method investments	100,909	193,045
Non-cash patronage income	(323,230)	(380,000)
Changes in working capital components
Accounts receivable	440,837	(315,796)
Inventories	(541,204)	2,884,639
Derivative instruments	332,328	393,070
Prepaids and other	238,072	222,774
Accounts payable	(11,970,445)	(8,837,206)
Accrued expenses	(363,110)	(784,395)
Net cash used in operating activities	(9,765,678)	(2,515,881)

Cash Flows from Investing Activities
Capital expenditures	(2,470,139)	(1,896,528)
Proceeds from investments	125,374	104,034
Net cash used in investing activities	(2,344,765)	(1,792,494)

Cash Flows from Financing Activities
Member unit repurchases	(20,000)	—
Payment on finance lease liability	(68,732)	(65,060)
Member distributions	(8,079,250)	(16,161,900)
Net cash used in financing activities	(8,167,982)	(16,226,960)

Net Decrease in Cash and Cash Equivalents	(20,278,425)	(20,535,335)

Cash and Cash equivalents – Beginning of Period	33,830,684	41,519,800

Cash and Cash equivalents – End of Period	$13,552,259	$20,984,465

Supplemental Cash Flow Information
Cash paid for interest	$20,668	$24,338

Supplemental Disclosure of Noncash Financing and Investing Activities
Capital expenditures included in accounts payable	$12,419	$86,888

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
April 30, 2025

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

In the opinion of management, the interim condensed financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for fair presentation of the Company's financial position as of April 30, 2025 and the results of operations and cash flows for all periods presented.

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

•ethanol sales
•modified distillers grains sales

HIGHWATER ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
April 30, 2025

•dried distillers grains sales
•corn oil sales

Disaggregation of revenue:

All revenue recognized in the statement of operations is considered to be revenue from contracts with customers. The following table depicts the disaggregation of revenue according to product line for the three and six months ended April 30, 2025 and 2024:

	Three Months Ended April 30, 2025	Three Months Ended April 30, 2024	Six Months Ended April 30, 2025	Six Months Ended April 30, 2024
Revenue Sources	Amount	Amount	Amount	Amount

Ethanol Sales	$27,472,401	$23,503,555	$52,560,783	$49,653,156
Modified Distillers Grains Sales	1,535,452	2,012,253	3,219,046	4,194,306
Dried Distillers Grains Sales	3,545,727	4,492,025	7,378,817	10,196,124
Corn Oil Sales	2,537,442	2,535,524	5,150,976	5,736,228
Total Revenues	$35,091,022	$32,543,357	$68,309,622	$69,779,814

Contract assets and contract liabilities:

The Company receives payments from customers based upon contractual billing schedules; accounts receivable are recorded when the right to consideration becomes unconditional. Contract liabilities include payments received in advance of performance under the contract, and are realized with the associated revenue recognized under the contract.

The Company had short term contract liabilities from contracts with customers of $215,497 at April 30, 2025 and $138,528 and $34,599 at October 31, 2024 and October 31, 2023.

Shipping Costs

Shipping costs incurred on behalf of the Company in the sale of ethanol, dried distillers grains and corn oil are not specifically identifiable and as a result, revenue from the sale of those products is recorded based on the net selling price reported to the Company from the marketer.

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
April 30, 2025

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

In accordance with the Company’s policy for evaluating impairment of long-lived assets described above, when a triggering event occurs management evaluates the recoverability of the facilities based on projected future cash flows from operations over the facilities’ estimated useful lives. In determining the projected future undiscounted cash flows, the Company makes significant assumptions concerning the future viability of the ethanol industry, the future price of corn in relation to the future price of ethanol and the overall demand in relation to production and supply capacity. The Company has not recorded any impairment for the six months ended April 30, 2025 and 2024.

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts receivable, and accounts payable, and other working capital items approximate fair value at April 30, 2025 due to the short maturity nature of these instruments (Level 2).

Derivative instruments are carried at fair value, based on dealer quotes and live trading levels (Note 5).

Investments

The Company has a 5% investment interest in an unlisted company, Renewable Products Marketing Group, LLC (RPMG), who markets the Company’s ethanol. The Company also has a 7% ownership interest in Lawrenceville Tank, LLC (LT), which owns and operates a trans load/tank facility near Atlanta, Georgia. These investments are flow-through entities and are being accounted for by the equity method of accounting under which the Company’s share of net income is recognized as income in the Company’s statements of operations and added to the investment account. Distributions or dividends received from the investment are treated as a reduction of the investment account. The Company consistently follows the practice of recognizing the net income (loss) from equity method investments based on the most recent reliable data. Therefore, the net income (loss) which is reported in the Company's statement of operations for the period ended April 30, 2025 is based on the investees' results of operations for the period ended March 31, 2025.

The Company has cost method of investments in cooperatives. The corresponding patronage income is recorded in costs of goods sold.

HIGHWATER ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
April 30, 2025

Grants

The Minnesota State Legislature established the Bioincentive Program in 2015 to encourage commercial-scale production of advanced biofuels, renewable chemicals, and biomass thermal energy through production incentive payments. Eligible producers of cellulosic ethanol may receive $0.16 per gallon of cellulosic ethanol produced subject to program funding limitations. The Company received awards from the Bioincentive Program of approximately $93,000, recorded in the first quarter of fiscal 2025 in other income and $102,000, recorded in the second quarter of fiscal 2025 in other income. The Company received awards from the Bioincentive Program of approximately $92,000, recorded in the first quarter of fiscal 2024 in other income, $116,000, recorded in the second quarter of fiscal 2024 in other income, and $17,000, recorded in the third quarter of fiscal 2024 in other income.

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

3. RECEIVABLES

Receivables consisted of the following at:

	April 30, 2025	October 31, 2024	October 31, 2023

Trade receivables	$2,039,533	$2,039,732	$1,812,631
Other receivables	799,987	1,240,625	1,122,622
Total	$2,839,520	$3,280,357	$2,935,253

4. INVENTORIES

Inventories consisted of the following at:

	April 30, 2025	October 31, 2024

Raw materials	$5,632,905	$5,898,118
Spare parts and supplies	6,170,243	5,626,469
Work in process	1,212,854	940,060
Finished goods	1,772,193	1,782,344
Total	$14,788,195	$14,246,991

The Company recorded a lower of cost or net realizable value write-down on finished goods inventory of approximately $5,000 and $0 at April 30, 2025 and October 31, 2024, respectively.

5. DERIVATIVE INSTRUMENTS

As of April 30, 2025, the Company had entered into corn, natural gas and ethanol derivative instruments, which are required to be recorded as either assets or liabilities at fair value in the balance sheet. The Company uses these instruments to manage risks from changes in market rates and prices. Derivatives qualify for treatment as hedges when there is a high correlation between the change in fair value of the derivative instrument and the related change in value of the underlying hedged item. The

HIGHWATER ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
April 30, 2025

Company may designate the hedging instruments based upon the exposure being hedged as a fair value hedge or a cash flow hedge. The derivative instruments outstanding are not designated as hedges for accounting purposes.

Commodity Contracts

The following tables provide details regarding the Company's derivative instruments at April 30, 2025 and October 31, 2024:

Instrument	Balance Sheet location	April 30, 2025	October 31, 2024

Corn, natural gas and ethanol contracts
In gain position		$21,625	$322,945
In loss position		(797,276)	(1,639,160)
Deposits with broker		1,168,482	2,041,374
	Current assets	$392,831	$725,159

These contracts and related deposits are subject to a master netting arrangements and, therefore, are presented on a net basis on the balance sheet.

The Company has 509,000 bushels of corn inventory delivered under delayed-pricing contracts as of April 30, 2025. The contracts have various pricing deadlines through August 31, 2025.

The following tables provide details regarding the gains (losses) from the Company's derivative instruments in the statements of operations, none of which are designated as hedging instruments:

	Statement of	Three Months Ended April 30,
	Operations location	2025	2024
Ethanol contracts	Revenues	$7,518	$4,697
Corn contracts	Cost of goods sold	147,594	(81,705)
Natural gas contracts	Cost of goods sold	(131,685)	(1,886)

	Statement of	Six Months Ended April 30,
	Operations location	2025	2024
Ethanol contracts	Revenues	$13,649	$15,071
Corn contracts	Cost of goods sold	644,681	(92,506)
Natural gas contracts	Cost of goods sold	(150,977)	8,157

6. FAIR VALUE MEASUREMENTS

The following table provides information on those assets (liabilities) measured at fair value on a recurring basis.

	Fair Value as of	Fair Value Measurement Using
	April 30, 2025	Level 1	Level 2	Level 3
Derivative instruments - commodities
In gain position	$21,625	$—	$21,625	$—
In loss position	(797,276)	(4,050)	(793,226)	—

HIGHWATER ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
April 30, 2025

	Fair Value as of	Fair Value Measurement Using
	October 31, 2024	Level 1	Level 2	Level 3
Derivative instruments - commodities
In gain position	$322,945	$5,125	$317,820	$—
In loss position	$(1,639,160)	$(5,825)	$(1,633,335)	$—

The Company determines the fair values of commodities by obtaining the fair value measurements from an independent pricing service based on dealer quotes and live trading levels from the Chicago Board of Trade.
7. DEBT FINANCING

The Company had no long-term debt at April 30, 2025 or October 31, 2024, respectively.

Bank Financing

The Company has a loan facility with Compeer Financial f/k/a AgStar Financial Services, PCA ("Compeer") that includes a $20,000,000 Term Revolving Loan and a Revolving Line of Credit Loan. The loan facility with Compeer is secured by substantially all business assets and also subjects the Company to various financial and non-financial covenants.
Term Revolving Loan
The Term Revolving Loan is for $20,000,000, and has a variable interest rate based on the Wall Street Journal's Prime Rate plus 10 basis points with a minimum interest rate of 2.10%. The applicable interest rate at April 30, 2025 was 7.60%. The Term Revolving Loan may be advanced, repaid and re-borrowed during the term. Monthly interest payments are due on the Term Revolving Loan. Payment of all amounts outstanding are due on November 1, 2027. The outstanding balance on this note was $0 at April 30, 2025. The Company pays interest at a rate of 1.50% on amounts outstanding for letters of credit which also reduce the amount available under the Term Revolving Loan. The Company has no letters of credit outstanding at April 30, 2025. The Company is also required to pay unused commitment fees for the Term Revolving Loan.

Revolving Line of Credit Loan

The Revolving Line of Credit Loan is for an amount equal to the borrowing base, with a maximum limit of $10,000,000, and has a variable interest rate based on the Wall Street Journal's Prime Rate plus 10 basis points with a minimum interest rate of 2.10%. The amount available to borrow per the borrowing base calculations at April 30, 2025 was approximately $3,690,000. The applicable interest rate at April 30, 2025 was 7.60%. The Revolving Line of Credit Loan may be advanced, repaid and re-borrowed during the term. Monthly interest payments are due on the Revolving Line of Credit Loan with payment of all amounts outstanding due on November 1, 2025. The maturity date may be extended for up to two additional one year terms upon written request of the Company which will be deemed automatically granted by Compeer upon written certification that there is no event of default. The Company has previously been granted two extensions. The outstanding balance on this note was $0 at April 30, 2025. The Company is also required to pay unused commitment fees for the Revolving Line of Credit Loan.

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
April 30, 2025

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

The following table summarizes the remaining maturities of the Company’s finance lease liabilities as of April 30, 2025:

For the Period Ending April 30,	Finance Leases
2026	$178,800
2027	178,800
2028	178,800
2029	178,800
2030	89,400
Thereafter	—
Totals	804,600
Amount representing interest	(93,275)
Lease liability	$711,325

Lease Cost	Three Months ended April 30, 2025	Six Months ended April 30, 2025	Three Months ended April 30, 2024	Six Months ended April 30, 2024

Operating lease cost	$—	$—	$42,120	$84,240
Short term lease cost	23,763	33,668	19,009	34,699
Finance lease cost
Amortization of leased assets	34,324	68,647	34,324	68,647
Interest on lease liabilities	10,098	20,668	11,946	24,338

Net lease cost	$68,185	$122,983	$107,399	$211,924

HIGHWATER ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
April 30, 2025

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

Construction Project

The Company entered into an agreement on February 28, 2025, with ICM, Inc. to construct a sieve bottle and EVAP Zero which are expected to increase efficiencies. The construction commenced in the spring of 2025 and is expected to be completed in the fall of 2025 at an approximate cost of $4,200,000, to be funded from operations and existing debt facilities.

Regulatory Agencies

The Company is subject to oversight from regulatory agencies regarding environmental concerns which arise in the ordinary course of its business.

Forward Contracts

In the ordinary course of business, we enter into forward contracts for our commodity purchases and sales. Forward contracts outstanding are as follows at April 30, 2025:

	Quantity	Average Price	Date Delivery Through

Purchase of corn (in bushels):
Basis contracts	4,263,615		12/31/25
Priced contracts	2,564,270	$4.62	12/31/25
Total	6,827,885

Purchase of natural gas (in dekatherms):
Basis Contracts	981,500		3/31/27
Priced contracts	2,238,000	$3.38	10/31/27
Total	3,219,500

Purchase of denaturant (in gallons)
Price contracts	971,250	$1.46	12/31/25
Total	971,250

Sales of dry distillers grains (in tons):
Priced contracts	5,619	$138.40	9/30/25
Total	5,619

Sales of modified distillers grains (in tons)
Priced contracts	6,600	$72.56	8/31/25
Total	6,600

Sales of corn oil (in pounds)
Priced contracts	2,672,870	$0.51	6/30/25
Total	2,672,870

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the six month periods ended April 30, 2025, compared to the same periods of the prior fiscal year. This discussion should be read in conjunction with the condensed financial statements and notes and the information contained in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2024.

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
Use by the EPA of small refinery exemptions;
Competition from the increased use of electric vehicles;
Global economic uncertainty, rising inflation, market disruptions and increased volatility in commodity prices caused in part by the Russian invasion of Ukraine and resulting sanctions by the United States and other countries; and
Changes in trade policy, trade actions, international trade disputes, and the institution of tariffs by the United States or foreign governments.

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

Results of Operations for the Three Months Ended April 30, 2025 and 2024

    The following table shows the results of our operations and the approximate percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our unaudited statements of operations for the three months ended April 30, 2025 and 2024:

	2025		2024
Statements of Operations Data	Amount (unaudited)	%	Amount (unaudited)	%

Revenues	$35,091,022	100.00%	$32,543,357	100.00%
Cost of Goods Sold	34,543,690	98.44%	33,339,994	102.45%
Gross Profit	547,332	1.56%	(796,637)	(2.45)%
Operating Expenses	1,219,755	3.48%	1,096,957	3.37%
Operating Loss	(672,423)	(1.92)%	(1,893,594)	(5.82)%
Other Income, net	192,718	0.55%	294,407	0.90%
Net Loss	$(479,705)	(1.37)%	$(1,599,187)	(4.91)%

The following table shows the sources of our revenue for the three months ended April 30, 2025 and 2024:

	2025		2024
Revenue Sources	Amount (Unaudited)	%	Amount (Unaudited)	%

Ethanol Sales	$27,472,401	78.29%	$23,503,555	72.22%
Modified Distillers Grains Sales	1,535,452	4.38%	2,012,253	6.19%
Dried Distillers Grains Sales	3,545,727	10.10%	4,492,025	13.80%
Corn Oil Sales	2,537,442	7.23%	2,535,524	7.79%
Total Revenues	$35,091,022	100.00%	$32,543,357	100.00%

Revenue

    Ethanol
    Our ethanol revenues were higher for the three months ended April 30, 2025, as compared to the three months ended April 30, 2024. Revenue from ethanol sales increased by approximately 16.9% during the three months ended April 30, 2025, as compared to the three months ended April 30, 2024, due primarily to higher ethanol prices and an increase in number of gallons sold during the three months ended April 30, 2025.
The average price per gallon of ethanol sold for the three months ended April 30, 2025 was approximately 12.1% higher than the average price we received for the three months ended April 30, 2024. Ethanol prices were higher due primarily to higher corn and energy prices and higher seasonal demand for the period.
Year round ethanol sales of E15 could have a positive effect on domestic ethanol demand and the market price of ethanol. Other factors likely to affect ethanol prices in the future include domestic corn prices and corn supply, energy prices and inventory levels. In addition, trade actions and the possible institution of tariffs by the United States and retaliatory actions by foreign governments could have a negative effect on foreign ethanol demand, increase the volatility in commodity prices and impact the market price of ethanol.
The number of gallons of ethanol sold during the three months ended April 30, 2025 increased by approximately 4.3%, as compared to the three months ended April 30, 2024 due to improved ethanol yield. Our ethanol production levels for the three months ended April 30, 2025 were at an annual rate of approximately 70 million gallons. Management anticipates that the amount of ethanol produced could decrease in the future if operating conditions worsen and we reduce ethanol production levels. Ethanol production could also decrease if delayed rail car shipments affect our ability to get sufficient rail cars to transport our ethanol.
We had gains related to ethanol based derivative instruments of $7,518 and $4,697 for the three months ended April 30, 2025 and 2024, respectively. These gains increased our ethanol revenue during these periods.

Distillers Grains

    Revenue from distillers grains sales decreased by approximately 21.9% during the three months ended April 30, 2025, as compared to the three months ended April 30, 2024 primarily due to lower distillers grains prices and a decrease in tons of distillers grains sold during our three months ended April 30, 2025 compared to the same period of 2024.

    For the three months ended April 30, 2025, the average price per ton of dried distillers grains sold was approximately 17.6% lower than the average price we received during the three months ended April 30, 2024, due primarily to lower seasonal demand for the period. For the three months ended April 30, 2025, the average price per ton of modified distillers grains sold was approximately 18.9% lower than during the three months ended April 30, 2024, due primarily to decreases in the domestic prices of corn and soybeans.

Distillers grains prices typically change in proportion to domestic corn and other feed products including soybeans. Domestic demand for distillers grains could decrease due to declining prices of corn or other feed products and lower seasonal demand. Other factors likely to affect distillers grains prices include prices and availability of other commodities, the continued imposition by China of anti-dumping and anti-subsidy duties on distillers grains produced in the United States and trade actions by the United States including the possible imposition of tariffs and retaliatory actions by foreign governments.

The tons of dried distillers grains sold during the three months ended April 30, 2025, decreased by approximately 4.2%, as compared to the three months ended April 30, 2024. The tons of modified distillers grains sold during the three months ended April 30, 2025, decreased by approximately 5.9%, as compared to the three months ended April 30, 2024. Management anticipates that the amount of distillers grains produced could continue to decrease in the future if operating conditions worsen and there is a reduction in ethanol production levels which would then have a corresponding effect on distillers grains. In addition, an increase in ethanol or corn oil yields could have a negative effect of distillers grains production levels.

Corn Oil

Revenue from corn oil sales was similar during the three months ended April 30, 2025, as compared to the three months ended April 30, 2024, primarily due to higher corn oil prices offset by a decrease in pounds of corn oil sold. The average price per pound of corn oil sold was approximately 4.4% higher during the three months ended April 30, 2025, as compared to the three months ended April 30, 2024, due primarily to an increase in biodiesel demand. Factors likely to affect corn oil prices include corn oil and soy oil supply, biodiesel demand, prices of corn and soybeans, the status of the biodiesel blenders' tax credit and new crop corn oil content.

The pounds of corn oil sold decreased by approximately 3.7%, as compared to the three months ended April 30, 2024. Management anticipates that the amount of corn oil produced may continue to decrease in the future if there is a reduction in ethanol production levels which would then have a corresponding effect on corn oil. However, an increase in corn oil yields due to improved efficiencies or a corn crop with higher oil content could contribute to higher corn oil production levels.

At April 30, 2025, we had 2,672,870 pounds of forward corn oil sales contracts valued at approximately $1,370,000 for various delivery periods through June 30, 2025.

Cost of Goods Sold

    Our two largest costs of production are corn (73.3% of cost of goods sold for the three months ended April 30, 2025) and natural gas (6.0% of cost of goods sold for the three months ended April 30, 2025). Our total cost of goods sold was approximately 4.01% less during the three months ended April 30, 2025, as compared to the three months ended April 30, 2024.

Corn

    Our average price per bushel of corn for the three months ended April 30, 2025 increased by approximately 8.8% per bushel, as compared to the three months ended April 30, 2024, due primarily to higher basis contracts resulting in our paying a higher price for corn than current market prices. We used approximately 4.5% less bushels of corn in the three months ended April 30, 2025, as compared to the three months ended April 30, 2024 due to improved ethanol yield.
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

    At April 30, 2025, we had 4,263,615 bushels of forward fixed basis corn purchase contracts and 2,564,270 bushels of forward fixed price corn contracts valued at approximately $11,858,000. These purchase contracts are for various delivery periods through December 31, 2025.

We had gains related to corn derivative instruments of $147,594 for the three months ended April 30, 2025, which reduced our cost of goods sold during the period. We had losses related to corn derivative instruments of ($81,705) for the three months ended April 30, 2024, which increased our cost of goods sold during the period.

Natural Gas

    The average market price per MMBTU of natural gas was approximately 2.1% lower for the three months ended April 30, 2025, as compared to the three months ended April 30, 2024, due primarily to decreases in natural gas demand. Factors such as industry production problems or large increases in natural gas demand in the future could have a negative effect on natural gas prices.

    For the three months ended April 30, 2025, we used approximately 1.4% less MMBTUs of natural gas as compared to the three months ended April 30, 2024, due primarily to a decrease in dried distillers grains production.

    At April 30, 2025, we had 981,500 MMBTUs of forward fixed basis natural gas purchase contracts and 2,238,000 MMBTUs of fixed price natural gas purchase contracts valued at approximately $6,046,000 for delivery periods through October 31, 2027.

We had losses related to natural gas derivative instruments of ($131,685) and ($1,886) for the three months ended April 30, 2025 and 2024, respectively. These losses increased our cost of goods sold during these periods.

Operating Expense

    We had operating expenses for the three months ended April 30, 2025 of $1,219,755, as compared to operating expenses of $1,096,957 for the three months ended April 30, 2024. Management attributes this increase in operating expenses primarily to an increase in consulting and professional fees for the three months ended April 30, 2025, as compared to the three months ended April 30, 2024. Management continues to pursue strategies to optimize efficiencies and maximize production. These efforts may result in a decrease in our operating expenses on a per gallon basis. However, because these expenses do not vary with the level of production at the plant, we expect our operating expenses to remain relatively steady.

Other Income, net

    We had total other income, net for the three months ended April 30, 2025 of $192,718, as compared to $294,407 for the three months ended April 30, 2024. Our other income, net for the three months ended April 30, 2025, was lower due primarily to a decrease in interest income.

Results of Operations for the Six Months Ended April 30, 2025 and 2024

    The following table shows the results of our operations and the approximate percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our unaudited statements of operations for the six months ended April 30, 2025 and 2024:

	2025		2024
Statements of Operations Data	Amount (unaudited)	%	Amount (unaudited)	%

Revenues	$68,309,622	100.00%	$69,779,814	100.00%
Cost of Goods Sold	$66,791,897	97.78%	$68,939,565	98.80%
Gross Profit	$1,517,725	2.22%	$840,249	1.20%
Operating Expenses	$2,513,980	3.68%	$2,380,428	3.41%
Operating Loss	$(996,255)	(1.46)%	$(1,540,179)	(2.21)%
Other Income, net	$524,858	0.77%	$766,879	1.10%
Net Loss	$(471,397)	(0.69)%	$(773,300)	(1.11)%

The following table shows the sources of our revenue for the six months ended April 30, 2025 and 2024:

	2025		2024
Revenue Sources	Amount (Unaudited)	%	Amount (Unaudited)	%

Ethanol Sales	$52,560,783	76.95%	$49,653,156	71.16%
Modified Distillers Grains Sales	3,219,046	4.71%	4,194,306	6.01%
Dried Distillers Grains Sales	7,378,817	10.80%	10,196,124	14.61%
Corn Oil Sales	5,150,976	7.54%	5,736,228	8.22%
Total Revenues	$68,309,622	100.00%	$69,779,814	100.00%

Revenue

    Ethanol
    Our ethanol revenues were higher for the six months ended April 30, 2025, as compared to the six months ended April 30, 2024. Revenue from ethanol sales increased by approximately 5.9% during the six months ended April 30, 2025, as compared to the six months ended April 30, 2024, due primarily to higher ethanol prices and an increase in number of gallons sold during the six months ended April 30, 2025.
The average price per gallon of ethanol sold for the six months ended April 30, 2025 was approximately 4.1% higher than the average price we received for the six months ended April 30, 2024. Ethanol prices were higher due primarily to higher corn and energy prices and higher seasonal demand for the period.
Year round ethanol sales of E15 could have a positive effect on domestic ethanol demand and the market price of ethanol. Other factors likely to affect ethanol prices in the future include domestic corn prices and corn supply, energy prices and inventory levels. In addition, trade actions and the possible institution of tariffs by the United States and retaliatory actions by foreign governments could have a negative effect on foreign ethanol demand, increase the volatility in commodity prices and impact the market price of ethanol.
The number of gallons of ethanol sold during the six months ended April 30, 2025 increased by approximately 1.7%, as compared to the six months ended April 30, 2024 due to improved ethanol yield. Our ethanol production levels for the six months ended April 30, 2025 were at an annual rate of approximately 70 million gallons. Management anticipates that the amount of ethanol produced could decrease in the future if operating conditions worsen and we reduce ethanol production levels. Ethanol production could also decrease if delayed rail car shipments affect our ability to get sufficient rail cars to transport our ethanol.
We had gains related to ethanol based derivative instruments of $13,649 and $15,071 for the six months ended April 30, 2025 and 2024, respectively. These gains increased our ethanol revenue during these periods.

Distillers Grains

    Revenue from distillers grains sales decreased by approximately 26.4% during the six months ended April 30, 2025, as compared to the six months ended April 30, 2024 primarily due to lower distillers grains prices and a decrease in tons of distillers grains sold during our six months ended April 30, 2025 compared to the same period of 2024.

    For the six months ended April 30, 2025, the average price per ton of dried distillers grains sold was approximately 23.6% lower than the average price we received during the six months ended April 30, 2024, due primarily to lower seasonal demand for the period. For the six months ended April 30, 2025, the average price per ton of modified distillers grains sold was approximately 21.8% lower than during the six months ended April 30, 2024, due primarily to decreases in the domestic prices of corn and soybeans.

Distillers grains prices typically change in proportion to domestic corn and other feed products including soybeans. Domestic demand for distillers grains could decrease due to declining prices of corn or other feed products and lower seasonal demand. Other factors likely to affect distillers grains prices include prices and availability of other commodities, the continued imposition by China of anti-dumping and anti-subsidy duties on distillers grains produced in the United States and trade actions by the United States including the possible imposition of tariffs and retaliatory actions by foreign governments.

The tons of dried distillers grains sold during the six months ended April 30, 2025, decreased by approximately 5.3%, as compared to the six months ended April 30, 2024. The tons of modified distillers grains sold during the six months ended April 30, 2025, decreased by approximately 1.9%, as compared to the six months ended April 30, 2024. Management anticipates that the amount of distillers grains produced could continue to decrease in the future if operating conditions worsen and there is a reduction in ethanol production levels which would then have a corresponding effect on distillers grains. In addition, an increase in ethanol or corn oil yields could have a negative effect of distillers grains production levels.

Corn Oil

Revenue from corn oil sales decreased by approximately 10.2% during the six months ended April 30, 2025, as compared to the six months ended April 30, 2024. This is primarily the result of lower corn oil prices and a decrease in pounds of corn oil sold. The average price per pound of corn oil sold was approximately 8.2% lower during the six months ended April 30, 2025, as compared to the six months ended April 30, 2024, due to lower corn and soybean prices and an increase in corn oil and soy oil production which outpaced demand. Factors likely to affect corn oil prices include corn oil and soy oil supply, biodiesel demand, prices of corn and soybeans, the status of the biodiesel blenders' tax credit and new crop corn oil content.

The pounds of corn oil sold decreased by approximately 2.2%, as compared to the six months ended April 30, 2024. Management anticipates that the amount of corn oil produced may continue to decrease in the future if there is a reduction in ethanol production levels which would then have a corresponding effect on corn oil. However, an increase in corn oil yields due to improved efficiencies or a corn crop with higher oil content could contribute to higher corn oil production levels.

At April 30, 2025, we had 2,672,870 pounds of forward corn oil sales contracts valued at approximately $1,370,000 for various delivery periods through June 30, 2025.

Cost of Goods Sold

    Our two largest costs of production are corn (74.4% of cost of goods sold for the six months ended April 30, 2025) and natural gas (6.8% of cost of goods sold for the six months ended April 30, 2025). Our total cost of goods sold was approximately 3.1% less during the six months ended April 30, 2025, as compared to the six months ended April 30, 2024.

Corn

    Our average price per bushel of corn for the six months ended April 30, 2025 decreased by approximately 1.98% per bushel, as compared to the six months ended April 30, 2024, due primarily to lower market value for corn as a result of increases in projected stocks and volatility in commodity prices. We used approximately 1.8% less bushels of corn in the six months ended April 30, 2025, as compared to the six months ended April 30, 2024 due to improved ethanol yield.
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

    At April 30, 2025, we had 4,263,615 bushels of forward fixed basis corn purchase contracts and 2,564,270 bushels of forward fixed price corn contracts valued at approximately $11,858,000. These purchase contracts are for various delivery periods through December 31, 2025.

We had gains related to corn derivative instruments of $644,681 for the six months ended April 30, 2025, which reduced our cost of goods sold during the period. We had losses related to corn derivative instruments of ($92,506) for the six months ended April 30, 2024, which increased our cost of goods sold during the period.

Natural Gas

    The average market price per MMBTU of natural gas was approximately 5.6% lower for the six months ended April 30, 2025, as compared to the six months ended April 30, 2024, due primarily to decreases in natural gas demand. Factors such as industry production problems or large increases in natural gas demand in the future could have a negative effect on natural gas prices.

    For the six months ended April 30, 2025, we used approximately the same MMBTUs of natural gas as compared to the six months ended April 30, 2024.

    At April 30, 2025, we had 981,500 MMBTUs of forward fixed basis natural gas purchase contracts and 2,238,000 MMBTUs of fixed price natural gas purchase contracts valued at approximately $6,046,000 for delivery periods through October 31, 2027.

We had losses related to natural gas derivative instruments of ($150,977) for the six months ended April 30, 2025, which increased our cost of goods sold during the period. We had gains related to natural gas derivative instruments of $8,157 for the six months ended April 30, 2024, which reduced our cost of goods during the period.

Operating Expense

    We had operating expenses for the six months ended April 30, 2025 of $2,513,980, as compared to operating expenses of $2,380,428 for the six months ended April 30, 2024. Management attributes this increase in operating expenses primarily to an increase in consulting and professional fees for the six months ended April 30, 2025, as compared to the six months ended April 30, 2024. Management continues to pursue strategies to optimize efficiencies and maximize production. These efforts may result in a decrease in our operating expenses on a per gallon basis. However, because these expenses do not vary with the level of production at the plant, we expect our operating expenses to remain relatively steady.

Other Income, net

    We had total other income, net for the six months ended April 30, 2025 of $524,858, as compared to $766,879 for the six months ended April 30, 2024. Our other income, net for the six months ended April 30, 2025, was lower due primarily to a decrease in interest income.

Changes in Financial Condition for the Six Months Ended April 30, 2025

    The following table highlights the changes in our financial condition as of April 30, 2025 from our previous fiscal year ended October 31, 2024:

	April 30, 2025	October 31, 2024
Current Assets	$32,142,769	$52,901,076
Current Liabilities	6,076,145	18,414,896
Long-Term Liabilities	568,073	640,682
Current Assets

    The decrease in current assets is primarily the result of decreases in cash and cash equivalents at April 30, 2025, as compared to October 31, 2024, due primarily to cash distributions of $8,079,250 paid to our members on December 11, 2024, and a decrease in accounts payable due to corn payments to producers that were deferred until after the first of the year.

Current Liabilities

    The decrease in current liabilities is primarily the result of decreases in accounts payable at April 30, 2025, as compared to October 31, 2024, due primarily to timing of deferred corn payments.

Long-Term Liabilities

    Long-term liabilities decreased at April 30, 2025, as compared to October 31, 2024, due primarily to decreasing liabilities owed under a contract for use of a natural gas pipeline to transport natural gas to our facility.

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

The following table shows cash flows for the six months ended April 30, 2025 and 2024:

	2025	2024
	(unaudited)	(unaudited)
Net cash used in operating activities	$(9,765,678)	$(2,515,881)
Net cash used in investing activities	(2,344,765)	(1,792,494)
Net cash used in financing activities	(8,167,982)	(16,226,960)

Cash Flow From Operations

We used more cash in operating activities for the six months ended April 30, 2025, as compared to the same period in 2024. This decrease in cash from operations was primarily due to changes in accounts payable and inventories for the six months ended April 30, 2025, as compared to the same period in 2024.

Cash Flow From Investing Activities

We used more cash in investing activities for the six months period ended April 30, 2025, as compared to the same period in 2024. This change was primarily due to an increase in capital expenditures during the six months ended April 30, 2025.

Cash Flow From Financing Activities

We used less cash in financing activities during the six month ended April 30, 2025, as compared to the same period in 2024. Our cash used in financing activities decreased primarily due to decreased distributions to our members during the six months ended April 30, 2025.

Short-Term and Long-Term Debt Sources

    Our loan facility with Compeer Financial f/k/a AgStar Financial Services, PCA ("Compeer") includes a $20,000,000 Term Revolving Loan and a Revolving Line of Credit Loan. Our loan facility with Compeer is secured by substantially all business assets and also subjects the Company to various financial and non-financial covenants.

Term Revolving Loan

The Term Revolving Loan is for up to $20,000,000 with a variable interest rate based on the Wall Street Journal's Prime Rate plus 10 basis points with a minimum interest rate of 2.10%. The applicable interest rate at April 30, 2025 was 7.60%. The Term Revolving Loan may be advanced, repaid and re-borrowed during the term. Monthly interest payments are due on the Term Revolving Loan with payment of all amounts outstanding due on November 1, 2027. The outstanding balance on this note was $0 at April 30, 2025. We pay interest at a rate of 1.50% on amounts outstanding for letters of credit which also reduce the amount available under the Term Revolving Loan. We had no letters of credit outstanding at April 30, 2025. We are also required to pay unused commitment fees for the Term Revolving Loan.

Revolving Line of Credit Loan

The Revolving Line of Credit Loan is for an amount equal to the borrowing base, with a maximum limit of $10,000,000 with a variable interest rate based on the Wall Street Journal's Prime Rate plus 10 basis points with a minimum interest rate of 2.10%. The amount available to borrow per the borrowing base calculations at April 30, 2025 was approximately $3,690,000. The applicable interest rate at April 30, 2025 was 7.60%. The Revolving Line of Credit Loan may be advanced, repaid and re-borrowed during the term. Monthly interest payments are due on the Revolving Line of Credit Loan with payment of all amounts outstanding due on November 1, 2025. The maturity date may be extended for up to two additional one year terms upon our written request which will be deemed automatically granted by Compeer upon written certification that there is no event of default. The Company has previously been granted two extensions. The outstanding balance on this note was $0 at April 30, 2025. We are also required to pay unused commitment fees for the Revolving Line of Credit Loan.

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

Grants

The Minnesota State Legislature established the Bioincentive Program in 2015 to encourage commercial-scale production of advanced biofuels, renewable chemicals, and biomass thermal energy through production incentive payments. Eligible producers of cellulosic ethanol may receive $0.16 per gallon of cellulosic ethanol produced subject to program funding limitations. We received awards from the Bioincentive Program of approximately $93,000, recorded in the first quarter of fiscal 2025 in other income and $102,000, recorded in the second quarter of fiscal 2025 in other income. We received awards from the Bioincentive Program of approximately $92,000, recorded in the first quarter of fiscal 2024 in other income, $116,000, recorded in the second quarter of fiscal 2024 in other income, and and $17,000, recorded in the third quarter of fiscal 2024 in other income.

Capital Expenditures

    We entered into an agreement on February 28, 2025, with ICM, Inc. to construct a sieve bottle and EVAP Zero which are expected to increase efficiencies. The construction commenced in the spring of 2025 and is expected to be completed in the fall of 2025 at an approximate cost of $4,200,000, to be funded from operations and existing debt facilities.

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

As of April 30, 2025, the fair values of our commodity-based derivative instruments are a net liability of approximately $775,651. As the prices of the hedged commodity moves in reaction to market trends and information, our statement of operations will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to protect the Company over the term of the contracts for the hedged amounts.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from our Term Revolving Loan and Revolving Line of Credit Loan, each bearing a variable interest rate.  As of April 30, 2025, we had $0 outstanding on the Term Revolving Loan and the Revolving Line of Credit Loan. As of April 30, 2025, interest accrues on these loans at a variable interest rate based on the Wall Street Journal's Prime Rate plus 10 basis points with a minimum interest rate of 2.10% and the applicable interest rate was 7.60%. Given the balance owed on these loans as of April 30, 2025, we have determined that our exposure to market risk from changes in interest rates is not material. The specifics of each loan are discussed in greater detail in “Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

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

    In the ordinary course of business, we enter into forward contracts for our commodity purchases. At April 30, 2025, we had 4,263,615 bushels of forward fixed basis corn purchase contracts and 2,564,270 bushels of forward fixed price corn purchase contracts valued at approximately $11,858,000. These purchase contracts are for various delivery periods through December 31, 2025. At April 30, 2025, we had 981,500 MMBTUs of forward fixed basis natural gas purchase contracts and 2,238,000 MMBTUs of fixed price natural gas purchase contracts valued at approximately $7,566,000 for delivery periods through October 31, 2027. At April 30, 2025, we had 971,250 gallons of fixed price denaturant purchase contracts valued at approximately $1,413,000 for various delivery periods through December 31, 2025.

    In the ordinary course of business, we enter into forward contracts for our commodity sales. At April 30, 2025, we had 5,619 tons of forward fixed price dried distillers grains sales contracts valued at approximately $778,000 for delivery periods through September 30, 2025. At April 30, 2025, we had 6,600 tons of forward fixed price modified distillers grains sales contracts valued at approximately $479,000 for delivery periods through August 31, 2025. At April 30, 2025, we had 2,672,870 pounds of forward fixed price corn oil sales contracts valued at approximately $1,370,000 for delivery periods through June 30, 2025.
    We recorded gains due to changes in the fair value of our outstanding corn derivative future positions of approximately $147,594 for the three months ended April 30, 2025. We recorded losses due to changes in the fair value of our outstanding corn derivative future positions of approximately ($81,705) for the three months ended April 30, 2024. We recorded gains due to changes in the fair value of our outstanding ethanol derivative future positions of approximately $7,518 and $4,697 for the three months ended April 30, 2025 and 2024, respectively. We recorded losses due to changes in fair value of our outstanding natural gas derivative future positions of approximately ($131,685) and ($1,886) for the three months ended April 30, 2025 and 2024, respectively.

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

A sensitivity analysis has been prepared to estimate our exposure to ethanol, distillers grains, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas prices and average ethanol and distillers grains prices as of April 30, 2025, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from April 30, 2025. The results of this analysis, which may differ from actual results, are approximately as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price as of April 30, 2025	Approximate Adverse Change to Income
Natural Gas	399,150	MMBTU	10%	$133,000
Ethanol	69,000,000	Gallons	10%	$11,040,000
Corn	16,172,000	Bushels	10%	$7,197,000
DDGs	113,000	Tons	10%	$1,582,000

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

Our management, including our Chief Executive Officer (the principal executive officer), Brian Kletscher, along with our Chief Financial Officer (the principal financial officer), Lucas Schneider, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of April 30, 2025.  Based on this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended April 30, 2025, which were identified in connection with management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Trade disputes could have a material adverse impact on our business, financial condition, liquidity and results of operations.

Trade disputes can lead to the implementing of tariffs on our products or on commodities that we use in our operations which could cause significant fluctuations in prices and have a material adverse effect on our operations and financial results. In early 2025, the Trump administration announced additional tariffs on various imports from China, Mexico, and Canada, and signaled a willingness to renegotiate or withdraw from existing trade agreements. These actions have prompted actual or threatened retaliatory measures against U.S. exports, including ethanol and agricultural products in some cases. However, there is currently significant uncertainty about potential trade actions or how they may affect our business. We cannot predict the impact that future trade policy or the terms of any negotiated trade agreements may have on our business or on our industry.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Units Purchased	Average Price Paid per Unit $	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs
February 1, 2025 - February 28, 2025	—	—	—	—
March 1, 2025 - March 31, 2025	1	10,000	—	—
April 1, 2025 - April 30, 2025	—	—	—	—
Total	1	10,000	—	—

Item 3. Defaults Upon Senior Securities

    None.

Item 4. Mine Safety Disclosures

    None.

Item 5. Other Information

Insider Trading Arrangements

No governor or officer adopted or terminated any contract, instruction, or written plan for the purchase or sale of company securities or any non-rule 10b5-1 trading arrangement during the second quarter of our 2025 fiscal year.

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

HIGHWATER ETHANOL, LLC

Date:	June 11, 2025	/s/ Brian Kletscher
Brian Kletscher
Chief Executive Officer
(Principal Executive Officer)

Date:	June 11, 2025	/s/ Lucas Schneider
Lucas Schneider
Chief Financial Officer
(Principal Financial and Accounting Officer)