Form 10-Q
period 2025-07-31
HIGHWATER ETHANOL LLC
filed 2025-09-12
CIK 1371451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

	For the quarterly period ended	July 31, 2025

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

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
☐ Yes     ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  As of September 12, 2025 there were 4,752 membership units outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HIGHWATER ETHANOL, LLC
Condensed Balance Sheets

ASSETS	July 31, 2025	October 31, 2024
	(Unaudited)
Current Assets
Cash and cash equivalents	$13,847,609	$33,830,684
Derivative instruments	347,771	725,159
Accounts receivable	2,768,838	3,280,357
Inventories	18,281,521	14,246,991
Prepaids and other	301,070	817,885
Total current assets	35,546,809	52,901,076

Property and Equipment
Land and land improvements	13,223,836	13,210,145
Buildings	40,119,360	40,119,360
Office equipment	1,314,146	1,251,682
Plant and process equipment	93,311,751	88,359,673
Vehicles	193,039	160,259
Construction in progress	3,997,311	4,681,641
	152,159,443	147,782,760
Less accumulated depreciation	(122,258,884)	(118,140,653)
Net property and equipment	29,900,559	29,642,107

Other Assets
Investments	5,205,978	5,029,580
Right of use asset - finance lease	583,499	686,469
Deposits	457,354	442,724
Total other assets	6,246,831	6,158,773

Total Assets	$71,694,199	$88,701,956

LIABILITIES AND MEMBERS' EQUITY	July 31, 2025	October 31, 2024
	(Unaudited)
Current Liabilities
Accounts payable	$7,257,881	$17,161,828
Accrued expenses	1,006,147	1,113,693
Current portion of finance lease liability	145,231	139,375
Total Current Liabilities	8,409,259	18,414,896

Long-Term Liabilities
Finance lease liability, net of current portion	531,014	640,682
Total Long-Term Liabilities	531,014	640,682

Commitments and Contingencies

Members' Equity
Members' equity, 4,752 and 4,754 units outstanding	62,753,926	69,646,378

Total Liabilities and Members’ Equity	$71,694,199	$88,701,956

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Condensed Unaudited Statements of Operations

	Three Months Ended		Nine Months Ended
	July 31, 2025	July 31, 2024	July 31, 2025	July 31, 2024

Revenues	$34,858,115	$37,444,831	$103,167,737	$107,224,645

Cost of Goods Sold	32,407,682	32,026,594	99,199,579	100,966,160

Gross Profit	2,450,433	5,418,237	3,968,158	6,258,485

Operating Expenses	958,776	963,115	3,472,756	3,343,543

Operating Income	1,491,657	4,455,122	495,402	2,914,942

Other Income (Expense)
Interest income	96,347	294,341	409,945	835,600
Other income	73,228	24,001	281,032	238,133
Interest expense	(50,191)	(52,148)	(162,155)	(168,047)
Income from equity method investments	67,154	77,794	182,574	205,182
Total other income (expense), net	186,538	343,988	711,396	1,110,868

Net Income	$1,678,195	$4,799,110	$1,206,798	$4,025,810

Weighted Average Units Outstanding	4,752	4,754	4,752	4,754
Net Income Per Unit, Basic and Diluted	$353.16	$1,009.49	$253.96	$846.83
Distributions Declared Per Unit	$—	$—	$1,700	$3,400

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Statements of Changes in Members' Equity (Unaudited)

Members' Equity

Balance - October 31, 2023	$79,693,372

Net income for the three-month period ended January 31, 2024	825,887

Member distribution	(16,161,900)

Balance - January 31, 2024	$64,357,359

Net Loss for the three-month period ended April 30, 2024	(1,599,187)

Balance - April 30, 2024	$62,758,172

Net income for the three-month period ended July 31, 2024	$4,799,110

Balance - July 31, 2024	$67,557,282

Members' Equity

Balance - October 31, 2024	$69,646,378

Net income for the three-month period ended January 31, 2025	8,308

Member distribution	(8,079,250)

Member unit repurchase, 1 unit	(10,000)

Balance - January 31, 2025	$61,565,436

Net Loss for the three-month period ended April 30, 2025	(479,705)

Member unit repurchase, 1 unit	(10,000)

Balance - April 30, 2025	$61,075,731

Net income for the three-month period ended July 31, 2025	$1,678,195

Balance - July 31, 2025	$62,753,926

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Condensed Unaudited Statements of Cash Flows

	Nine Months Ended
	July 31, 2025	July 31, 2024
Cash Flows from Operating Activities
Net Income	$1,206,798	$4,025,810
Adjustments to reconcile net income to net cash used in operations
Depreciation and amortization	4,221,201	7,194,947
Distributions in excess of earnings from equity method investments	33,755	115,251
Non-cash patronage income	(335,527)	(393,239)
Changes in working capital components
Accounts receivable	511,519	1,331,814
Inventories	(4,034,530)	2,477,902
Derivative instruments	377,388	318,352
Prepaids and other	502,185	547,256
Accounts payable	(9,882,457)	(6,892,574)
Accrued expenses	(107,546)	(349,635)
Net cash provided by (used in) operating activities	(7,507,214)	8,375,884

Cash Flows from Investing Activities
Capital expenditures	(4,398,173)	(3,438,003)
Proceeds from investments	125,374	104,034
Net cash used in investing activities	(4,272,799)	(3,333,969)

Cash Flows from Financing Activities
Member unit repurchases	(20,000)	—
Payment on finance lease liability	(103,812)	(98,268)
Member distributions	(8,079,250)	(16,161,900)
Net cash used in financing activities	(8,203,062)	(16,260,168)

Net Decrease in Cash and Cash Equivalents	(19,983,075)	(11,218,253)

Cash and Cash equivalents – Beginning of Period	33,830,684	41,519,800

Cash and Cash equivalents – End of Period	$13,847,609	$30,301,547

Supplemental Cash Flow Information
Cash paid for interest	$30,288	$35,832

Supplemental Disclosure of Noncash Financing and Investing Activities
Capital expenditures included in accounts payable	$—	$42,516

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
July 31, 2025

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

In the opinion of management, the interim condensed financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for fair presentation of the Company's financial position as of July 31, 2025 and the results of operations and cash flows for all periods presented.

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

•ethanol sales
•modified distillers grains sales

HIGHWATER ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
July 31, 2025

•dried distillers grains sales
•corn oil sales

Disaggregation of revenue:

All revenue recognized in the statement of operations is considered to be revenue from contracts with customers. The following table depicts the disaggregation of revenue according to product line for the three and nine months ended July 31, 2025 and 2024:

	Three Months Ended July 31, 2025	Three Months Ended July 31, 2024	Nine Months Ended July 31, 2025	Nine Months Ended July 31, 2024
Revenue Sources	Amount	Amount	Amount	Amount

Ethanol Sales	$26,260,178	$28,835,540	$78,820,961	$78,488,696
Modified Distillers Grains Sales	1,598,511	1,508,611	4,817,557	5,702,916
Dried Distillers Grains Sales	3,454,448	4,299,713	10,833,265	14,495,838
Corn Oil Sales	3,544,978	2,800,967	8,695,954	8,537,195
Total Revenues	$34,858,115	$37,444,831	$103,167,737	$107,224,645

Contract assets and contract liabilities:

The Company receives payments from customers based upon contractual billing schedules; accounts receivable are recorded when the right to consideration becomes unconditional. Contract liabilities include payments received in advance of performance under the contract, and are realized with the associated revenue recognized under the contract.

The Company had short term contract liabilities from contracts with customers of $71,463 at July 31, 2025 and $138,528 and $34,599 at October 31, 2024 and October 31, 2023.

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
July 31, 2025

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

In accordance with the Company’s policy for evaluating impairment of long-lived assets described above, when a triggering event occurs management evaluates the recoverability of the facilities based on projected future cash flows from operations over the facilities’ estimated useful lives. In determining the projected future undiscounted cash flows, the Company makes significant assumptions concerning the future viability of the ethanol industry, the future price of corn in relation to the future price of ethanol and the overall demand in relation to production and supply capacity. The Company has not recorded any impairment for the nine months ended July 31, 2025 and 2024.

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts receivable, and accounts payable, and other working capital items approximate fair value at July 31, 2025 due to the short maturity nature of these instruments (Level 2).

Derivative instruments are carried at fair value, based on dealer quotes and live trading levels (Note 5).

Investments

The Company has a 5% investment interest in an unlisted company, Renewable Products Marketing Group, LLC (RPMG), who markets the Company’s ethanol. The Company also has a 7% ownership interest in Lawrenceville Tank, LLC (LT), which owns and operates a trans load/tank facility near Atlanta, Georgia. These investments are flow-through entities and are being accounted for by the equity method of accounting under which the Company’s share of net income is recognized as income in the Company’s statements of operations and added to the investment account. Distributions or dividends received from the investment are treated as a reduction of the investment account. The Company consistently follows the practice of recognizing the net income (loss) from equity method investments based on the most recent reliable data. Therefore, the net income (loss) which is reported in the Company's statement of operations for the period ended July 31, 2025 is based on the investees' results of operations for the period ended June 30, 2025.

The Company has cost method of investments in cooperatives. The corresponding patronage income is recorded in costs of goods sold.

HIGHWATER ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
July 31, 2025

Grants

The Minnesota State Legislature established the Bioincentive Program in 2015 to encourage commercial-scale production of advanced biofuels, renewable chemicals, and biomass thermal energy through production incentive payments. Eligible producers of cellulosic ethanol may receive $0.16 per gallon of cellulosic ethanol produced subject to program funding limitations. The Company received awards from the Bioincentive Program of approximately $93,000, recorded in the first quarter of fiscal 2025 in other income, $102,000, recorded in the second quarter of fiscal 2025 in other income, and $69,000, recorded in the third quarter of fiscal 2025 in other income. The Company received awards from the Bioincentive Program of approximately $92,000, recorded in the first quarter of fiscal 2024 in other income, $116,000, recorded in the second quarter of fiscal 2024 in other income, and $17,000, recorded in the third quarter of fiscal 2024 in other income.

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

3. RECEIVABLES

Receivables consisted of the following at:

	July 31, 2025	October 31, 2024	October 31, 2023

Trade receivables	$1,968,851	$2,039,732	$1,812,631
Other receivables	799,987	1,240,625	1,122,622
Total	$2,768,838	$3,280,357	$2,935,253

4. INVENTORIES

Inventories consisted of the following at:

	July 31, 2025	October 31, 2024

Raw materials	$8,094,805	$5,898,118
Spare parts and supplies	6,316,207	5,626,469
Work in process	1,118,247	940,060
Finished goods	2,752,262	1,782,344
Total	$18,281,521	$14,246,991

The Company determined that no lower of cost or net realizable value write-down was necessary at July 31, 2025 or October 31, 2024.

5. DERIVATIVE INSTRUMENTS

As of July 31, 2025, the Company had entered into corn, natural gas and ethanol derivative instruments, which are required to be recorded as either assets or liabilities at fair value in the balance sheet. The Company uses these instruments to manage risks from changes in market rates and prices. Derivatives qualify for treatment as hedges when there is a high correlation between the change in fair value of the derivative instrument and the related change in value of the underlying hedged item. The

HIGHWATER ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
July 31, 2025

Company may designate the hedging instruments based upon the exposure being hedged as a fair value hedge or a cash flow hedge. The derivative instruments outstanding are not designated as hedges for accounting purposes.

Commodity Contracts

The following tables provide details regarding the Company's derivative instruments at July 31, 2025 and October 31, 2024:

Instrument	Balance Sheet location	July 31, 2025	October 31, 2024

Corn, natural gas and ethanol contracts
In gain position		$8,327	$322,945
In loss position		(898,437)	(1,639,160)
Deposits with broker		1,237,881	2,041,374
	Current assets	$347,771	$725,159

These contracts and related deposits are subject to a master netting arrangements and, therefore, are presented on a net basis on the balance sheet.

The Company has 1,140,000 bushels of corn inventory delivered under delayed-pricing contracts as of July 31, 2025. The contracts have various pricing deadlines through August 29, 2025.

The following tables provide details regarding the gains (losses) from the Company's derivative instruments in the statements of operations, none of which are designated as hedging instruments:

	Statement of	Three Months Ended July 31,
	Operations location	2025	2024
Ethanol contracts	Revenues	$(74,681)	$1,070
Corn contracts	Cost of goods sold	177,759	44,248
Natural gas contracts	Cost of goods sold	118,690	(19,967)

	Statement of	Nine Months Ended July 31,
	Operations location	2025	2024
Ethanol contracts	Revenues	$(61,032)	$15,071
Corn contracts	Cost of goods sold	822,440	(48,258)
Natural gas contracts	Cost of goods sold	(32,287)	(11,810)

6. FAIR VALUE MEASUREMENTS

The following table provides information on those assets (liabilities) measured at fair value on a recurring basis.

	Fair Value as of	Fair Value Measurement Using
	July 31, 2025	Level 1	Level 2	Level 3
Derivative instruments - commodities
In gain position	$8,327	$3,375	$4,952	$—
In loss position	(898,437)	(10,507)	(887,930)	—

HIGHWATER ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
July 31, 2025

	Fair Value as of	Fair Value Measurement Using
	October 31, 2024	Level 1	Level 2	Level 3
Derivative instruments - commodities
In gain position	$322,945	$5,125	$317,820	$—
In loss position	$(1,639,160)	$(5,825)	$(1,633,335)	$—

The Company determines the fair values of commodities by obtaining the fair value measurements from an independent pricing service based on dealer quotes and live trading levels from the Chicago Board of Trade.
7. DEBT FINANCING

The Company had no long-term debt at July 31, 2025 or October 31, 2024, respectively.

Bank Financing

The Company has a loan facility with Compeer Financial f/k/a AgStar Financial Services, PCA ("Compeer") that includes a $20,000,000 Term Revolving Loan and a Revolving Line of Credit Loan. The loan facility with Compeer is secured by substantially all business assets and also subjects the Company to various financial and non-financial covenants.
Term Revolving Loan
The Term Revolving Loan is for $20,000,000, and has a variable interest rate based on the Wall Street Journal's Prime Rate plus 10 basis points with a minimum interest rate of 2.10%. The applicable interest rate at July 31, 2025 was 7.60%. The Term Revolving Loan may be advanced, repaid and re-borrowed during the term. Monthly interest payments are due on the Term Revolving Loan. Payment of all amounts outstanding are due on November 1, 2027. The outstanding balance on this note was $0 at July 31, 2025. The Company pays interest at a rate of 1.50% on amounts outstanding for letters of credit which also reduce the amount available under the Term Revolving Loan. The Company has no letters of credit outstanding at July 31, 2025. The Company is also required to pay unused commitment fees for the Term Revolving Loan.

Revolving Line of Credit Loan

The Revolving Line of Credit Loan is for an amount equal to the borrowing base, with a maximum limit of $10,000,000, and has a variable interest rate based on the Wall Street Journal's Prime Rate plus 10 basis points with a minimum interest rate of 2.10%. The amount available to borrow per the borrowing base calculations at July 31, 2025 was approximately $4,033,000. The applicable interest rate at July 31, 2025 was 7.60%. The Revolving Line of Credit Loan may be advanced, repaid and re-borrowed during the term. Monthly interest payments are due on the Revolving Line of Credit Loan with payment of all amounts outstanding due on November 1, 2026. The maturity date may be extended for up to one additional one year term upon written request of the Company which will be deemed automatically granted by Compeer upon written certification that there is no event of default. The Company has previously been granted three extensions. The outstanding balance on this note was $0 at July 31, 2025. The Company is also required to pay unused commitment fees for the Revolving Line of Credit Loan.

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

The Company is also subject to various financial and non-financial covenants that limit distributions and debt and require minimum working capital requirements. The Company is limited to incurring additional debt over certain amounts without prior approval and making additional investments as described in the Second Amended and Restated Credit Agreement without prior approval. The minimum working capital is $9,000,000, which is calculated as current assets plus the amount available for drawing under our Term Revolving Loan, and undrawn amounts on outstanding letters of credit less current liabilities, and is measured quarterly. The Company is allowed to make distributions to members as frequently as monthly in an amount equal to

HIGHWATER ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
July 31, 2025

75% of net income if working capital is greater than or equal to $9,000,000, or an unlimited amount of net income if working capital is greater than or equal to $12,000,000.

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

The following table summarizes the remaining maturities of the Company’s finance lease liabilities as of July 31, 2025:

For the Period Ending April 30,	Finance Leases
2026	$178,800
2027	178,800
2028	178,800
2029	178,800
2030	44,700
Thereafter	—
Totals	759,900
Amount representing interest	(83,654)
Lease liability	$676,246

Lease Cost	Three Months ended July 31, 2025	Three Months ended July 31, 2024	Nine Months ended July 31, 2025	Nine Months ended July 31, 2024

Operating lease cost	$—	$22,080	$—	$112,320
Short term lease cost	13,236	9,295	46,904	43,994
Finance lease cost
Amortization of leased assets	34,323	34,323	102,970	102,970
Interest on lease liabilities	9,620	11,494	30,288	35,832

Net lease cost	$57,179	$77,192	$180,162	$295,116

HIGHWATER ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
July 31, 2025

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

Construction Project

The Company entered into an agreement with ICM, Inc. to construct a sieve bottle and an EVAP Zero which are expected to increase efficiencies. The construction commenced in the spring of 2025. The sieve bottle was completed in August 2025 and the EVAP Zero is expected to be completed in approximately November 2025, at an aggregate cost of approximately $4,200,000. The Company expects to fund the project from operations and existing debt facilities.

Regulatory Agencies

The Company is subject to oversight from regulatory agencies regarding environmental concerns which arise in the ordinary course of its business.

Forward Contracts

In the ordinary course of business, we enter into forward contracts for our commodity purchases and sales. Forward contracts outstanding are as follows at July 31, 2025:

	Quantity	Average Price	Date Delivery Through

Purchase of corn (in bushels):
Basis contracts	603,165		7/31/26
Priced contracts	2,786,540	$4.28	10/31/26
Total	3,389,705

Purchase of natural gas (in dekatherms):
Basis Contracts	679,500		3/31/27
Priced contracts	2,795,600	$3.50	10/31/29
Total	3,475,100

Purchase of denaturant (in gallons)
Price contracts	684,500	$1.37	12/31/25
Total	684,500

Sales of dry distillers grains (in tons):
Priced contracts	2,775	$131.90	9/30/25
Total	2,775

Sales of modified distillers grains (in tons)
Priced contracts	3,100	$71.39	1/31/26
Total	3,100

Sales of corn oil (in pounds)
Priced contracts	1,440,000	$0.61	8/31/25
Total	1,440,000

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the nine month periods ended July 31, 2025, compared to the same periods of the prior fiscal year. This discussion should be read in conjunction with the condensed financial statements and notes and the information contained in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2024.

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

Results of Operations for the Three Months Ended July 31, 2025 and 2024

    The following table shows the results of our operations and the approximate percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our unaudited statements of operations for the three months ended July 31, 2025 and 2024:

	2025		2024
Statements of Operations Data	Amount (unaudited)	%	Amount (unaudited)	%

Revenues	$34,858,115	100.00%	$37,444,831	100.00%
Cost of Goods Sold	32,407,682	92.97%	32,026,594	85.53%
Gross Profit	2,450,433	7.03%	5,418,237	14.47%
Operating Expenses	958,776	2.75%	963,115	2.57%
Operating Income	1,491,657	4.28%	4,455,122	11.90%
Other Income, net	186,538	0.54%	343,988	0.92%
Net Income	$1,678,195	4.81%	$4,799,110	12.82%

The following table shows the sources of our revenue for the three months ended July 31, 2025 and 2024:

	2025		2024
Revenue Sources	Amount (Unaudited)	%	Amount (Unaudited)	%

Ethanol Sales	$26,260,178	75.33%	$28,835,540	77.01%
Modified Distillers Grains Sales	1,598,511	4.59%	1,508,611	4.03%
Dried Distillers Grains Sales	3,454,448	9.91%	4,299,713	11.48%
Corn Oil Sales	3,544,978	10.17%	2,800,967	7.48%
Total Revenues	$34,858,115	100.00%	$37,444,831	100.00%

Revenue

    Ethanol
    Our ethanol revenues were lower for the three months ended July 31, 2025, as compared to the three months ended July 31, 2024. Revenue from ethanol sales decreased by approximately 8.9% during the three months ended July 31, 2025, as compared to the three months ended July 31, 2024.
The average price per gallon of ethanol sold for the three months ended July 31, 2025 was approximately 9.9% lower than the average price we received for the three months ended July 31, 2024. Ethanol prices were lower due primarily to lower corn and energy prices.
Year round ethanol sales of E15 could have a positive effect on domestic ethanol demand and the market price of ethanol. Other factors likely to affect ethanol prices in the future include domestic corn prices and corn supply, energy prices and inventory levels and foreign export demand. However, trade actions and the possible institution of tariffs by the United States and retaliatory actions by foreign governments could have a negative effect on foreign ethanol demand, increase the volatility in commodity prices and impact the market price of ethanol.
The number of gallons of ethanol sold during the three months ended July 31, 2025 increased by approximately 1.5%, as compared to the three months ended July 31, 2024 due to improved ethanol yield. Our ethanol production levels for the three months ended July 31, 2025 were at an annual rate of approximately 70 million gallons. Management anticipates that the amount of ethanol produced could decrease in the future if operating conditions worsen and we reduce ethanol production levels. Ethanol production could also decrease if delayed rail car shipments affect our ability to get sufficient rail cars to transport our ethanol.
We had losses related to ethanol based derivative instruments of ($74,681) for the three months ended July 31, 2025, which reduced our ethanol revenue during the period. We had gains related to ethanol based derivative instruments of $1,070 for the three months ended July 31, 2024, which increased our ethanol revenue during the period.

Distillers Grains

    Revenue from distillers grains sales decreased by approximately 13.0% during the three months ended July 31, 2025, as compared to the three months ended July 31, 2024 primarily due to lower distillers grains prices and a decrease in tons of distillers grains sold during the three months ended July 31, 2025 compared to the same period of 2024.

    For the three months ended July 31, 2025, the average price per ton of dried distillers grains sold was approximately 5.1% lower than the average price we received during the three months ended July 31, 2024, due primarily to decreases in the domestic prices of corn and soybeans and lower seasonal demand for the period. For the three months ended July 31, 2025, the average price per ton of modified distillers grains sold was approximately 12.8% lower than during the three months ended July 31, 2024, due primarily to decreases in the domestic prices of corn and soybeans.

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

The tons of dried distillers grains sold during the three months ended July 31, 2025, decreased by approximately 15.3%, as compared to the three months ended July 31, 2024. The tons of modified distillers grains sold during the three months ended July 31, 2025, increased by approximately 21.5%, as compared to the three months ended July 31, 2024. Management anticipates that the amount of distillers grains produced could continue to decrease in the future if operating conditions worsen and there is a reduction in ethanol production levels which would then have a corresponding effect on distillers grains. In addition, an increase in ethanol or corn oil yields could have a negative effect of distillers grains production levels.

Corn Oil

Revenue from corn oil sales increased by approximately 26.6% during the three months ended July 31, 2025, as compared to the three months ended July 31, 2024, primarily due to higher corn oil prices offset by a decrease in pounds of corn oil sold. The average price per pound of corn oil sold was approximately 28.6% higher during the three months ended July 31, 2025, as compared to the three months ended July 31, 2024, due primarily to an increase in biodiesel demand. Factors likely to affect corn oil prices include corn oil and soy oil supply, biodiesel demand, prices of corn and soybeans, the status of the biodiesel blenders' tax credit and new crop corn oil content.

The pounds of corn oil sold decreased by approximately 1.0%, as compared to the three months ended July 31, 2024. Management anticipates that the amount of corn oil produced may continue to decrease in the future if there is a reduction in ethanol production levels which would then have a corresponding effect on corn oil. However, an increase in corn oil yields due to improved efficiencies or a corn crop with higher oil content could contribute to higher corn oil production levels.

At July 31, 2025, we had 1,440,000 pounds of forward corn oil sales contracts valued at approximately $876,000 for various delivery periods through August 31, 2025.

Cost of Goods Sold

    Our two largest costs of production are corn (80.7% of cost of goods sold for the three months ended July 31, 2025) and natural gas (4.5% of cost of goods sold for the three months ended July 31, 2025). Our total cost of goods sold was approximately 1.2% more during the three months ended July 31, 2025, as compared to the three months ended July 31, 2024.

Corn

    Our average price per bushel of corn for the three months ended July 31, 2025 increased by approximately 4.9% per bushel, as compared to the three months ended July 31, 2024, due primarily to contracts in place. We used approximately 2.5% less bushels of corn in the three months ended July 31, 2025, as compared to the three months ended July 31, 2024 due to improved ethanol yield.
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

    At July 31, 2025, we had 603,165 bushels of forward fixed basis corn purchase contracts and 2,786,540 bushels of forward fixed price corn contracts valued at approximately $11,937,000. These purchase contracts are for various delivery periods through October 31, 2026.

We had gains related to corn derivative instruments of $177,759 and $44,248 for the three months ended July 31, 2025 and 2024, respectively, which reduced our cost of goods sold during the period.

Natural Gas

    The average market price per MMBTU of natural gas was approximately 9.2% higher for the three months ended July 31, 2025, as compared to the three months ended July 31, 2024, due primarily to an increases in natural gas demand. Factors such as industry production problems or large increases in natural gas demand in the future could have a negative effect on natural gas prices.

    For the three months ended July 31, 2025, we used approximately 2.4% less MMBTUs of natural gas as compared to the three months ended July 31, 2024, due primarily to a decrease in dried distillers grains production.

    At July 31, 2025, we had 679,500 MMBTUs of forward fixed basis natural gas purchase contracts and 2,795,600 MMBTUs of fixed price natural gas purchase contracts valued at approximately $9,787,000 for delivery periods through October 31, 2029.

We had gains related to natural gas derivative instruments of $118,690 for the three months ended July 31, 2025, which reduced our cost of goods sold during the period. We had losses related to natural gas derivative instruments of ($19,967) for the three months ended July 31, 2024, which increased our cost of goods sold during the period.

Operating Expense

    Our operating expenses were approximately the same for the three months ended July 31, 2025, as compared to the three months ended July 31, 2024. Management continues to pursue strategies to optimize efficiencies and maximize production. These efforts may result in a decrease in our operating expenses on a per gallon basis. However, because these expenses do not vary with the level of production at the plant, we expect our operating expenses to remain relatively steady.

Other Income, net

    We had total other income, net for the three months ended July 31, 2025 of $186,538, as compared to $343,988 for the three months ended July 31, 2024. Our other income, net for the three months ended July 31, 2025, was lower due primarily to a decrease in interest income.

Results of Operations for the Nine Months Ended July 31, 2025 and 2024

    The following table shows the results of our operations and the approximate percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our unaudited statements of operations for the nine months ended July 31, 2025 and 2024:

	2025		2024
Statements of Operations Data	Amount (unaudited)	%	Amount (unaudited)	%

Revenues	$103,167,737	100.00%	$107,224,645	100.00%
Cost of Goods Sold	99,199,579	96.15%	100,966,160	94.16%
Gross Profit	3,968,158	3.85%	6,258,485	5.84%
Operating Expenses	3,472,756	3.37%	3,343,543	3.12%
Operating Income	495,402	0.48%	2,914,942	2.72%
Other Income, net	711,396	0.69%	1,110,868	1.04%
Net Income	$1,206,798	1.17%	$4,025,810	3.75%

The following table shows the sources of our revenue for the nine months ended July 31, 2025 and 2024:

	2025		2024
Revenue Sources	Amount (Unaudited)	%	Amount (Unaudited)	%

Ethanol Sales	$78,820,961	76.40%	$78,488,696	73.20%
Modified Distillers Grains Sales	4,817,557	4.67%	5,702,916	5.32%
Dried Distillers Grains Sales	10,833,265	10.50%	14,495,838	13.52%
Corn Oil Sales	8,695,954	8.43%	8,537,195	7.96%
Total Revenues	$103,167,737	100.00%	$107,224,645	100.00%

Revenue

    Ethanol
    Revenue from ethanol sales was approximately the same during the nine months ended July 31, 2025, as compared to the nine months ended July 31, 2024.
The average price per gallon of ethanol sold for the nine months ended July 31, 2025 was approximately 1.3% lower than the average price we received for the nine months ended July 31, 2024. Ethanol prices were lower due primarily to lower corn and energy prices.
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
The number of gallons of ethanol sold during the nine months ended July 31, 2025 increased by approximately 1.7%, as compared to the nine months ended July 31, 2024 due to improved ethanol yield. Our ethanol production levels for the nine months ended July 31, 2025 were at an annual rate of approximately 70 million gallons. Management anticipates that the amount of ethanol produced could decrease in the future if operating conditions worsen and we reduce ethanol production levels. Ethanol production could also decrease if delayed rail car shipments affect our ability to get sufficient rail cars to transport our ethanol.
We had losses related to ethanol based derivative instruments of $(61,032) for the nine months ended July 31, 2025, which reduced our ethanol revenue during the period. We had gains related to ethanol based derivative instruments of $15,071 for the nine months ended July 31, 2024, which increased our ethanol revenue during the period.

Distillers Grains

    Revenue from distillers grains sales decreased by approximately 22.5% during the nine months ended July 31, 2025, as compared to the nine months ended July 31, 2024 primarily due to lower distillers grains prices and a decrease in tons of distillers grains sold during our nine months ended July 31, 2025 compared to the same period of 2024.

    For the nine months ended July 31, 2025, the average price per ton of dried distillers grains sold was approximately 17.9% lower than the average price we received during the nine months ended July 31, 2024, due primarily to decreases in the domestic prices of corn and soybeans and lower seasonal demand for the period. For the nine months ended July 31, 2025, the average price per ton of modified distillers grains sold was approximately 19.5% lower than during the nine months ended July 31, 2024, due primarily to decreases in the domestic prices of corn and soybeans.

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

The tons of dried distillers grains sold during the nine months ended July 31, 2025, decreased by approximately 8.9%, as compared to the nine months ended July 31, 2024. The tons of modified distillers grains sold during the nine months ended July 31, 2025, increased by approximately 4.9%, as compared to the nine months ended July 31, 2024. Management anticipates that the amount of distillers grains produced could continue to decrease in the future if operating conditions worsen and there is a reduction in ethanol production levels which would then have a corresponding effect on distillers grains. In addition, an increase in ethanol or corn oil yields could have a negative effect of distillers grains production levels.

Corn Oil

Revenue from corn oil sales increased by approximately 1.9% during the nine months ended July 31, 2025, as compared to the nine months ended July 31, 2024. This is primarily the result of higher corn oil prices offset by a decrease in pounds of corn oil sold. The average price per pound of corn oil sold was approximately 2.1% higher during the nine months ended July 31, 2025, as compared to the nine months ended July 31, 2024, due primarily to an increase in biodiesel demand. Factors likely to affect corn oil prices include corn oil and soy oil supply, biodiesel demand, prices of corn and soybeans, the status of the biodiesel blenders' tax credit and new crop corn oil content.

The pounds of corn oil sold decreased by approximately 1.8%, as compared to the nine months ended July 31, 2024. Management anticipates that the amount of corn oil produced may continue to decrease in the future if there is a reduction in ethanol production levels which would then have a corresponding effect on corn oil. However, an increase in corn oil yields due to improved efficiencies or a corn crop with higher oil content could contribute to higher corn oil production levels.

At July 31, 2025, we had 1,440,000 pounds of forward corn oil sales contracts valued at approximately $876,000 for various delivery periods through August 31, 2025.

Cost of Goods Sold

    Our two largest costs of production are corn (76.4% of cost of goods sold for the nine months ended July 31, 2025) and natural gas (6.0% of cost of goods sold for the nine months ended July 31, 2025). Our total cost of goods sold was approximately 1.7% less during the nine months ended July 31, 2025, as compared to the nine months ended July 31, 2024.

Corn

    Our average price per bushel of corn was approximately the same for the nine months ended July 31, 2025, as compared to the nine months ended July 31, 2024. We used approximately 2.1% less bushels of corn in the nine months ended July 31, 2025, as compared to the nine months ended July 31, 2024 due to improved ethanol yield.
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

    At July 31, 2025, we had 603,165 bushels of forward fixed basis corn purchase contracts and 2,786,540 bushels of forward fixed price corn contracts valued at approximately $11,937,000. These purchase contracts are for various delivery periods through October 31, 2026.

We had gains related to corn derivative instruments of $822,440 for the nine months ended July 31, 2025, which reduced our cost of goods sold during the period. We had losses related to corn derivative instruments of ($48,258) for the nine months ended July 31, 2024, which increased our cost of goods sold during the period.

Natural Gas

    The average market price per MMBTU of natural gas was approximately the same for the nine months ended July 31, 2025, as compared to the nine months ended July 31, 2024. Factors such as industry production problems or large increases in natural gas demand in the future could have a negative effect on natural gas prices.

    For the nine months ended July 31, 2025, we used approximately the same MMBTUs of natural gas as compared to the nine months ended July 31, 2024.

    At July 31, 2025, we had 679,500 MMBTUs of forward fixed basis natural gas purchase contracts and 2,795,600 MMBTUs of fixed price natural gas purchase contracts valued at approximately $9,787,000 for delivery periods through October 31, 2029.

We had losses related to natural gas derivative instruments of ($32,287) and $(11,810) for the nine months ended July 31, 2025 and 2024, respectively, which increased our cost of goods sold during the period.

Operating Expense

    Our operating expenses were approximately the same for the nine months ended July 31, 2025, as compared to the nine months ended July 31, 2024. Management continues to pursue strategies to optimize efficiencies and maximize production. These efforts may result in a decrease in our operating expenses on a per gallon basis. However, because these expenses do not vary with the level of production at the plant, we expect our operating expenses to remain relatively steady.

Other Income, net

    We had total other income, net for the nine months ended July 31, 2025 of $711,396, as compared to $1,110,868 for the nine months ended July 31, 2024. Our other income, net for the nine months ended July 31, 2025, was lower due primarily to a decrease in interest income.

Changes in Financial Condition for the Nine Months Ended July 31, 2025

    The following table highlights the changes in our financial condition as of July 31, 2025 from our previous fiscal year ended October 31, 2024:

	July 31, 2025	October 31, 2024
Current Assets	$35,546,809	$52,901,076
Current Liabilities	8,409,259	18,414,896
Long-Term Liabilities	531,014	640,682
Current Assets

    The decrease in current assets is primarily the result of decreases in cash and cash equivalents at July 31, 2025, as compared to October 31, 2024, due primarily to cash distributions of $8,079,250 paid to our members on December 11, 2024, and corn payments to producers that were deferred until after the first of the year. These decreases were partially offset by an increase in inventories at July 31, 2025, as compared to October 31, 2024, due primarily to higher values of ethanol, corn and parts inventory.

Current Liabilities

    The decrease in current liabilities is primarily the result of decreases in accounts payable at July 31, 2025, as compared to October 31, 2024, due primarily to timing of deferred corn payments.

Long-Term Liabilities

    Long-term liabilities decreased at July 31, 2025, as compared to October 31, 2024, due primarily to decreasing liabilities owed under a contract for use of a natural gas pipeline to transport natural gas to our facility.

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

The following table shows cash flows for the nine months ended July 31, 2025 and 2024:

	2025	2024
	(unaudited)	(unaudited)
Net cash provided by (used in) operating activities	$(7,507,214)	$8,375,884
Net cash used in investing activities	(4,272,799)	(3,333,969)
Net cash used in financing activities	(8,203,062)	(16,260,168)

Cash Flow From Operations

We used more cash in operating activities for the nine months ended July 31, 2025, as compared to the same period in 2024. This decrease in cash from operations was primarily due to a decrease in net income along with changes in accounts payable and inventories for the nine months ended July 31, 2025, as compared to the same period in 2024.

Cash Flow From Investing Activities

We used more cash in investing activities for the nine months period ended July 31, 2025, as compared to the same period in 2024. This change was primarily due to an increase in capital expenditures during the nine months ended July 31, 2025.

Cash Flow From Financing Activities

We used less cash in financing activities during the nine month ended July 31, 2025, as compared to the same period in 2024. Our cash used in financing activities decreased primarily due to decreased distributions to our members during the nine months ended July 31, 2025.

Short-Term and Long-Term Debt Sources

    Our loan facility with Compeer Financial f/k/a AgStar Financial Services, PCA ("Compeer") includes a $20,000,000 Term Revolving Loan and a Revolving Line of Credit Loan. Our loan facility with Compeer is secured by substantially all business assets and also subjects the Company to various financial and non-financial covenants.

Term Revolving Loan

The Term Revolving Loan is for up to $20,000,000 with a variable interest rate based on the Wall Street Journal's Prime Rate plus 10 basis points with a minimum interest rate of 2.10%. The applicable interest rate at July 31, 2025 was 7.60%. The Term Revolving Loan may be advanced, repaid and re-borrowed during the term. Monthly interest payments are due on the Term Revolving Loan with payment of all amounts outstanding due on November 1, 2027. The outstanding balance on this note was $0 at July 31, 2025. We pay interest at a rate of 1.50% on amounts outstanding for letters of credit which also reduce the amount available under the Term Revolving Loan. We had no letters of credit outstanding at July 31, 2025. We are also required to pay unused commitment fees for the Term Revolving Loan.

Revolving Line of Credit Loan

The Revolving Line of Credit Loan is for an amount equal to the borrowing base, with a maximum limit of $10,000,000 with a variable interest rate based on the Wall Street Journal's Prime Rate plus 10 basis points with a minimum interest rate of 2.10%. The amount available to borrow per the borrowing base calculations at July 31, 2025 was approximately $4,033,000. The applicable interest rate at July 31, 2025 was 7.60%. The Revolving Line of Credit Loan may be advanced, repaid and re-borrowed during the term. Monthly interest payments are due on the Revolving Line of Credit Loan with payment of all amounts outstanding due on November 1, 2026. The maturity date may be extended for up to one additional one year term upon our written request which will be deemed automatically granted by Compeer upon written certification that there is no event of default. The Company has previously been granted three extensions. The outstanding balance on this note was $0 at July 31, 2025. We are also required to pay unused commitment fees for the Revolving Line of Credit Loan.

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

We are also subject to various financial and non-financial covenants that limit distributions and new debt and require minimum working capital requirements. We are limited to incurring additional debt over certain amounts without prior approval and making additional investments as described in the Amended and Restated Credit Agreement without prior approval of Compeer. We are required to maintain a minimum working capital requirement of $9,000,000, which is calculated as current assets plus the amount available for drawing under the Term Revolving Loan and undrawn amounts on outstanding letters of credit, less current liabilities, and is measured quarterly. We are allowed to make cash distributions to members as frequently as monthly in an amount equal to 75% of net income if working capital is greater than or equal to $9,000,000, or an unlimited amount if working capital is greater than or equal to $12,000,000.

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

Grants

The Minnesota State Legislature established the Bioincentive Program in 2015 to encourage commercial-scale production of advanced biofuels, renewable chemicals, and biomass thermal energy through production incentive payments. Eligible producers of cellulosic ethanol may receive $0.16 per gallon of cellulosic ethanol produced subject to program funding limitations. We received awards from the Bioincentive Program of approximately $93,000, recorded in the first quarter of fiscal 2025 in other income, $102,000 recorded in the second quarter of fiscal 2025 in other income and $69,000, recorded in the third quarter of fiscal 2025 in other income. We received awards from the Bioincentive Program of approximately $92,000, recorded in the first quarter of fiscal 2024 in other income, $116,000, recorded in the second quarter of fiscal 2024 in other income, and $17,000, recorded in the third quarter of fiscal 2024 in other income.

Capital Expenditures

    We entered into an agreement with ICM, Inc. to construct a sieve bottle and an EVAP Zero which are expected to increase efficiencies. The construction commenced in the spring of 2025. The sieve bottle was completed in August 2025 and the EVAP Zero is expected to be completed in approximately November 2025, at an aggregate cost of approximately $4,200,000. We expect to fund the project from operations and existing debt facilities.

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

As of July 31, 2025, the fair values of our commodity-based derivative instruments are a net liability of approximately $890,110. As the prices of the hedged commodity moves in reaction to market trends and information, our statement of operations will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to protect the Company over the term of the contracts for the hedged amounts.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from our Term Revolving Loan and Revolving Line of Credit Loan, each bearing a variable interest rate.  As of July 31, 2025, we had $0 outstanding on the Term Revolving Loan and the Revolving Line of Credit Loan. As of July 31, 2025, interest accrues on these loans at a variable interest rate based on the Wall Street Journal's Prime Rate plus 10 basis points with a minimum interest rate of 2.10% and the applicable interest rate was 7.60%. Given the balance owed on these loans as of July 31, 2025, we have determined that our exposure to market risk from changes in interest rates is not material. The specifics of each loan are discussed in greater detail in “Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

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

    In the ordinary course of business, we enter into forward contracts for our commodity purchases. At July 31, 2025, we had 603,165 bushels of forward fixed basis corn purchase contracts and 2,786,540 bushels of forward fixed price corn purchase contracts valued at approximately $11,937,000. These purchase contracts are for various delivery periods through October 31, 2026. At July 31, 2025, we had 679,500 MMBTUs of forward fixed basis natural gas purchase contracts and 2,795,600 MMBTUs of fixed price natural gas purchase contracts valued at approximately $9,787,000 for delivery periods through October 31, 2029. At July 31, 2025, we had 684,500 gallons of fixed price denaturant purchase contracts valued at approximately $935,000 for various delivery periods through December 31, 2025.

    In the ordinary course of business, we enter into forward contracts for our commodity sales. At July 31, 2025, we had 2,775 tons of forward fixed price dried distillers grains sales contracts valued at approximately $366,000 for delivery periods through September 30, 2025. At July 31, 2025, we had 3,100 tons of forward fixed price modified distillers grains sales contracts valued at approximately $221,000 for delivery periods through January 31, 2026. At July 31, 2025, we had 1,440,000 pounds of forward fixed price corn oil sales contracts valued at approximately $935,000 for delivery periods through August 31, 2025.
    We recorded gains due to changes in the fair value of our outstanding corn derivative future positions of approximately $177,759 and $44,248 for the three months ended July 31, 2025 and 2024, respectively. We recorded losses due to changes in the fair value of our outstanding ethanol derivative future positions of approximately ($74,681) for the three months ended July 31, 2025. We recorded gains due to changes in the fair value of our outstanding ethanol derivative future positions of approximately $1,070 for the three months ended July 31, 2024. We recorded gains due to changes in fair value of our outstanding natural gas derivative future positions of approximately $118,690 for the three months ended July 31, 2025. We recorded losses due to changes in fair value of our outstanding natural gas derivative future positions of approximately ($19,967) for the three months ended July 31, 2024.

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

A sensitivity analysis has been prepared to estimate our exposure to ethanol, distillers grains, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas prices and average ethanol and distillers grains prices as of July 31, 2025, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from July 31, 2025. The results of this analysis, which may differ from actual results, are approximately as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price as of July 31, 2025	Approximate Adverse Change to Income
Natural Gas	146,400	MMBTU	10%	$45,000
Ethanol	69,000,000	Gallons	10%	$10,971,000
Corn	19,640,000	Bushels	10%	$7,385,000
DDGs	116,000	Tons	10%	$1,462,000

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

Our management, including our Chief Executive Officer (the principal executive officer), Brian Kletscher, along with our Chief Financial Officer (the principal financial officer), Lucas Schneider, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of July 31, 2025.  Based on this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended July 31, 2025, which were identified in connection with management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Trade disputes can lead to the implementing of tariffs on our products or on commodities that we use in our operations which could cause significant fluctuations in prices and have a material adverse effect on our operations and financial results. In early 2025, the Trump administration announced additional tariffs on various imports from China, Mexico, and Canada, and signaled a willingness to renegotiate or withdraw from existing trade agreements. A series of executive orders issued in March and April of 2025 proposed significant changes to U.S. trade policy, including a baseline 10% tariff on a broad range of imported goods, unless replaced by higher country-specific rates. These actions have prompted actual or threatened retaliatory measures against U.S. exports, including ethanol and agricultural products in some cases. However, there is currently significant uncertainty about potential trade actions or how they may affect our business. We cannot predict the impact that future trade policy or the terms of any negotiated trade agreements may have on our business or on our industry.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

    None.

Item 4. Mine Safety Disclosures

    None.

Item 5. Other Information

Insider Trading Arrangements

No governor or officer adopted or terminated any contract, instruction, or written plan for the purchase or sale of company securities or any non-rule 10b5-1 trading arrangement during the third quarter of our 2025 fiscal year.

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

HIGHWATER ETHANOL, LLC

Date:	September 12, 2025	/s/ Brian Kletscher
Brian Kletscher
Chief Executive Officer
(Principal Executive Officer)

Date:	September 12, 2025	/s/ Lucas Schneider
Lucas Schneider
Chief Financial Officer
(Principal Financial and Accounting Officer)