Form 10-K
period 2025-10-31
HIGHWATER ETHANOL LLC
filed 2026-01-22
CIK 1371451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

 For the fiscal year ended October 31, 2025

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
☐ Yes     ☒ No

As of April 30, 2025, the aggregate market value of the membership units held by non-affiliates (computed by reference to the most recent offering price of such membership units of $10,000) was $39,950,000. The Company is a limited liability company whose outstanding common equity is subject to significant restrictions on transfer under its Operating Agreement. No public market for common equity of Highwater Ethanol, LLC is established and it is unlikely in the foreseeable future that a public market for its common equity will develop.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  As of January 22, 2026, there were 4,752 membership units outstanding.

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
Changes in federal and/or state laws, policies or programs impacting the ethanol industry;
Changes and advances in ethanol production technology and the development of alternative fuels and energy sources and advanced biofuels;
Competition from alternative fuel additives;
Changes in interest rates and lending conditions;
Decreases in the price we receive for our ethanol, distillers grains and corn oil;
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

PART I

ITEM 1. BUSINESS

Business Development

    Highwater Ethanol, LLC (“we,” “our,” “Highwater Ethanol” or the “Company”) was formed as a Minnesota limited liability company on May 2, 2006 for the purpose of constructing, owning, and operating a 50 million gallon per year nameplate ethanol plant near Lamberton, Minnesota. Since August 2009, we have been engaged in the production of ethanol and distillers grains at the plant. In October 2019, our air permit application to the Minnesota Pollution Control Agency to allow for 70.2 million gallons of denatured ethanol per 12-month rolling average was approved. Our ethanol production levels for the fiscal year ended October 31, 2025 were at an annual rate of approximately 70.2 million gallons.
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

Product	Fiscal Year 2025	Fiscal Year 2024	Fiscal Year 2023
Ethanol	77%	74%	74%
Distillers Grains	14%	18%	18%
Corn Oil	9%	8%	8%

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

Over the past fiscal year, Canada, the Netherlands, the United Kingdom, Columbia and India imported a significant amount of ethanol from the United States. Exports of ethanol for this period have been higher when compared to the same period in 2024. Ethanol export demand is more unpredictable than domestic demand and tends to fluctuate over time as it is subject to monetary and political forces in other nations. Tariffs imposed by Brazil and China on ethanol imported from the United States over the past several years have had a negative effect on export demand from those markets. Trade barriers with key markets may continue to negatively affect export demand and could worsen if the United States were to impose additional tariffs on foreign imports.

    Over the past fiscal year, the United States exported a significant amount of distillers grains to Mexico, South Korea, Vietnam and Columbia Exports of distillers grains have decreased compared to the same period in 2024. Historically, the United States ethanol industry exported a significant amount of distillers grains to China. The imposition of anti-dumping and anti-subsidy duties by China over the past several years has resulted in a significant decline in demand from China requiring United States producers to seek out alternative markets.

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

Distillers Grains

    On August 26, 2022, we entered into a marketing agreement with RPMG pursuant to which RPMG began purchasing and marketing all of the dried distillers grains produced at the plant beginning January 1, 2023. We pay RPMG a fee to market distillers grains to third party end purchasers and reimburse RPMG for certain charges paid to third parties. RPMG agrees to market our distillers grains using commercially reasonable efforts and endeavor to maximize price and minimize freight and other costs but does not guarantee the price that will be obtained from the sale. Following an initial term, the agreement was automatically extended and will be extended for additional terms unless either party gives proper notice of non-extension. We may immediately terminate the agreement upon written notice if: (1) RPMG fails on three separate occasions within a 12-month period to purchase distillers grains or market distillers grains, as not otherwise excused under the RPMG Agreement; or (2) upon RPMG's insolvency. RPMG may immediately terminate the agreement upon written notice if the variance of our actual distillers grains inventory when compared to monthly production and inventory estimates exceeds certain threshold amounts.

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

Corn prices were higher during the fiscal year ended October 31, 2025 compared to the same period in 2024. On November 14, 2025, the United States Department of Agriculture ("USDA") released a report estimating the 2025 national corn crop at approximately 16.8 billion bushels, up 12% from last year's production, with yields averaging 186 bushels per acre. If realized, this would be a record high production for the United States. The USDA also reported area harvested for grain at 90 million acres, up 8% from 2024. Weather conditions, world supply and demand, current and anticipated corn stocks, agricultural policy and other factors can all contribute to volatility in corn prices.

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

    We also have an energy management agreement with World Kinect Energy Group f/k/a U.S. Energy Services, Inc. (“Kinect”) pursuant to which Kinect is providing us with natural gas management services. Some of their services may include an economic comparison of distribution service options, negotiation and minimization of interconnect costs, submission of the necessary pipeline “tap” request, supplying the plant with and/or negotiating the procurement of natural gas, development and implementation of a price risk management plan targeted at mitigating natural gas price volatility and maintaining profitability, providing consolidated monthly invoices that reflect all natural gas costs. In addition, Kinect is responsible for reviewing and reconciling all invoices. In exchange for these services, we pay Kinect a monthly retainer fee.

We do not anticipate any problems securing the natural gas we need to operate our ethanol plant during our 2026 fiscal year.

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

We do not anticipate any problems securing the electricity we need to operate our ethanol plant during our 2026 fiscal year.

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

Working Capital

    We primarily use our working capital for purchases of raw materials necessary to operate the ethanol plant. Our primary sources of working capital are cash generated by our operations and our Term Revolving Loan and our Revolving Line of Credit Loan with Compeer Financial, PCA ("Compeer"). At October 31, 2025, we had approximately $20,000,000 available to draw on our Term Revolving Loan and approximately $0 available to draw on our Revolving Line of Credit Loan, respectively.

Dependence on One or a Few Major Customers

    As discussed above, we have marketing agreements with RPMG for the marketing, sale and distribution of our ethanol, distillers dried grains with solubles and corn oil. We rely on RPMG for the sale and distribution of our ethanol, corn oil and distillers dried grains with solubles. Therefore, although there are other marketers in the industry, we are highly dependent and will continue to be highly dependent on RPMG for the successful marketing of our products. Any loss of RPMG as our marketing agent could have a significant negative impact on our revenues. We market and sell our own distillers modified wet grains.

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

The statutory volumes and the EPA's volumes for 2021 and 2022 and the EPA's volumes for 2023, 2024, and 2025 and the EPA's proposed volumes for 2026 and 2027 (in billion gallons) are as follows:

		Total Renewable Fuel	Portion of Volume Requirement That Can Be Met By Corn-based Ethanol
2021	Statutory	33.00	15.00
	EPA Rule 7/2022	18.84	13.79
2022	Statutory	36.00	15.00
	EPA Rule 7/2022	20.63 (+0.25)	15.00
2023	EPA Rule 6/2023	20.94 (+0.25)	15.00
2024	EPA Rule 6/2023	21.54	15.00
2025	EPA Rule 6/2023	22.33	15.00
2026	EPA Proposed Rule 6/2025	24.02	15.00
2027	EPA Proposed Rule 6/2025	24.46	15.00

    On September 17, 2025, the EPA released a proposal to reallocate RFS gallons lost through small refinery exemptions from years 2023 and 2024 and for the estimated amount expected for 2025 to larger refining companies. The proposal is to adjust 2026 and 2027 requirements. The EPA sought comments on how the reallocations would be accomplished including the percentage that would be reallocated.

Small refineries can petition the EPA annually for an exemption from their ethanol use from requirements for the prior compliance year. The EPA granted significantly more small refinery waivers in 2018 and 2019 than in past years and did not reallocate the waived gallons to other refiners. These actions resulted in decreased ethanol demand which led to reduced market ethanol prices and negative operating margins in the ethanol industry. In January 2020, the Tenth Circuit Court of Appeals ruled that small refinery exemptions may only be granted to refineries that had secured them continuously each year since 2010. Consistent with this ruling, in September 2020, the EPA denied certain small refinery exemption petitions filed by oil refineries in 2020 seeking retroactive relief from their ethanol use requirements for prior years. However, in June 2021, the U.S. Supreme Court partially reversed the decision finding that a small refinery may obtain a hardship exemption even if its earlier exemption had lapsed in one or more previous years. In June 2022, the EPA announced the denial of 69 small refinery exemption petitions for one or more compliance years between 2016 and 2021 on the grounds that the petitioners had failed to show that the EPA had a basis to approve them. Subsequently, on July 2023, the EPA announced the denial of 26 small refinery exemption petitions for one or more compliance years between 2016 and 2023. Several small refineries challenged the denials. In July 2024, the U.S. Court of Appeals for the District of Columbia found that the EPA's rationale in making the 2022 denials was contrary to law and vacated the denials. The EPA subsequently filed a voluntary motion rescinding its denial of the exemptions in 2023. The EPA began fast-tracking decisions in 2025 granting approximately 65 full exemption and 89 partial exemptions. If the EPA were to significantly reduce the volume requirements under the RFS by continued exercise of the EPA waiver authority, the market price and demand for ethanol could decrease unless those RFS gallons are reallocated to other refiners.

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

Most ethanol that is used in the United States is sold in a blend called E10. E10 is a blend of 10% ethanol and 90% gasoline. E10 is approved for use in all standard vehicles. Gasoline demand in the United States is estimated to be approximately 136 billion gallons. Assuming that all gasoline in the United States is blended at a rate of 10% ethanol and 90% gasoline, the maximum demand for ethanol domestically would then be approximately 13.6 billion gallons per year. This is commonly referred to as the “blending wall,” which represents a theoretical limit where more ethanol cannot be blended into the national gasoline pool. This is a theoretical limit because it is not possible to blend ethanol into every gallon of gasoline that is being used in the United States and it discounts the possibility of additional ethanol used in higher percentage blends such as E15 used in model year 2001 and later vehicles and E85 used in flex fuel vehicles.

     In June 2012, the EPA gave final approval for the sale of E15, gasoline which is blended at a rate of 15% ethanol and 85% gasoline, for use in vehicles manufactured in the model year 2001 and later. Although there have been significant steps towards introduction of E15 in the marketplace, there are still obstacles to meaningful market penetration by E15. Many states still have regulatory issues that hamper or prevent the sale of E15. In addition, sales of E15 may be limited because E15 is not approved for use in all vehicles, the EPA requires a label that may discourage consumers from using E15, and retailers may choose not to sell E15 due to concerns regarding liability. Previously, different gasoline blendstocks were required at certain times of the year in order to use E15 due to federal regulations related to fuel evaporative emissions which may prevent E15 from being used during certain times of the year in various states. In May of 2019, the EPA issued a final rule allowing the year-round sale of E15. However, in June of 2021, the U.S. Court of Appeals for the District of Columbia struck down this rule finding that the EPA had exceeded its authority. In May 2022, the EPA issued an emergency waiver to allow sales of E-15 during the summer months. In May 2023, the EPA again issued an emergency waiver to temporarily allow summer sales of E15 from May 1, 2023 through September 15, 2023. On February 22, 2024, the EPA granted a petition approving the use of E15 year-round in eight Midwestern states. However, implementation of the rule was delayed until April 28, 2025. The EPA then issued several temporary emergency waivers that approved the use of E15 from May 1, 2024 through September 15, 2024 and from May 1, 2025 through September 15, 2025.

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

In May 2020, the United States Department of Agriculture ("USDA") announced the Higher Blends Infrastructure Incentive Program which consists of up to $100 million in funding for grants to be used to increase the availability of higher blends of ethanol and biodiesel fuels. Funds may be awarded to retailers such as fueling stations and convenience stores to assist in the cost of installation or upgrading of fuel pumps and other infrastructure. In June 2023, the USDA announced that the department would accept new applications for $450 million in grants through the HBIIP, accessible in quarterly windows starting July 2023 and ending September 30, 2024. On March 31, 2025, the USDA announced that it would release $537 million of funds under the HBIIP for 543 projects in 29 states.

On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”), which contained several statutory provisions benefitting the ethanol industry, was signed into law. Since then, considerable regulatory guidance has been issued on certain topics; however, many of the law’s finer points are still evolving and remain uncertain, with additional regulatory guidance forthcoming, especially given the recent enactment of the One Big Beautiful Bill Act (“OBBBA”). The IRA maintained the 12-year credit period for the existing Section 45Q tax credit for carbon capture and storage. It also extended eligibility for the credit to facilities that commence construction by January 1, 2033, and substantially lowered the minimum annual capture requirements to 12,500 metric tons for most industrial facilities (18,750 metric tons for electricity-generating facilities and 1,000 metric tons for direct air capture facilities). In addition, the credit rate was increased five times for industrial facilities and power plants that capture their carbon emissions to $85 per metric ton of carbon oxide stored in secure geologic formations, $60 per metric ton for the beneficial utilization of captured carbon emissions, and $60 per metric ton for carbon oxide stored in oil and gas fields, with these amounts adjusted for inflation. The facility must meet prevailing wage and apprenticeship requirements to claim the full amount of the increased credit.

The OBBBA enacted on July 4, 2025, further modified Section 45Q by standardizing the base credit rate for facilities and equipment placed in service after July 4, 2025. The same credit rate applies for all carbon capture processes, regardless of whether the carbon oxide is stored, utilized, or used in enhanced oil or natural gas recovery. For taxable years beginning after 2026, this base credit is adjusted for inflation. If the prevailing wage and apprenticeship requirements are met, the credit rate is increased five times to $85 per metric ton. Prevailing wage and apprenticeship requirements continue to be governed by Treasury Regulations and guidance, including the final regulations issued on June 18, 2024, which clarified how to satisfy these requirements. The final regulations generally apply to qualified facilities that begin construction and are placed in service after June 25, 2024, although facilities placed in service before then may choose to apply the final regulations. In connection with these final regulations, the Treasury has released guidance on certain topics through publications and FAQs to address compliance, reporting, and other obligations.

With respect to monetizing the Section 45Q credit (and other energy credits), taxpayers for qualified projects may elect to be paid directly by the Treasury, making them refundable. To be paid directly, the taxpayer must go through a registration process and make an election on the taxpayer’s tax return. Plus, certain limitations and conditions apply to fully benefit from this direct pay feature. Alternatively, taxpayers can monetize the Section 45Q credit by selling it to an unrelated third party for cash without significant adverse income tax consequences. This alternative also includes certain registration and election requirements.

The IRA also created a new Clean Fuel Production Tax Credit under Section 45Z for producing low-emissions transportation and aviation fuel produced in the United States and sold to an unrelated person in 2025, 2026, and 2027. The OBBBA extended this eligibility window through the end of 2029. The availability and amount of this credit is subject to certain registration requirements as well as prevailing wage and apprenticeship conditions – generally, the credit could be up to $1.00 per gallon of ethanol produced based on the fuel’s emissions factor. The emissions rate, which is used to compute the emissions factor, is determined based on the most recent determinations under the Greenhouse gases, Regulated Emissions, and Energy Use in Transportation model developed by Argonne National Laboratory, or a successor model. Further, in 2026, emissions from indirect land use changes are excluded from the emissions rate. Note that for transportation fuel produced after December 31, 2025, the fuel must be exclusively derived from feedstocks produced or grown in the United States, Mexico, or Canada. Like the credit under Section 45Q, this Section 45Z tax credit is eligible for direct pay and may be sold or transferred to unrelated third parties in most circumstances. The Section 45Z tax credit is not available, however, for a facility for which a credit under Section 45Q is allowed—known as the “anti-stacking rule.” Since enactment of the IRA, the Treasury has also issued certain guidance on this credit. We expect to benefit from these 45Z tax credits. However, the recognition of these tax credits is contingent on meeting the requirements of Section 45Z.

Effect of Governmental Regulation

The government's regulation of the environment changes constantly. We are subject to extensive air, water and other environmental regulations and we have been required to obtain a number of environmental permits to construct and operate the plant. It is possible that more stringent federal or state environmental rules or regulations could be adopted, which could require us to obtain additional or new permits or spend considerable resources in complying with such regulations and increase our operating costs and expenses. It also is possible that federal or state environmental rules or regulations could be adopted that could have an adverse effect on the use of ethanol. For example, changes in the environmental regulations regarding the required oxygen content of automobile emissions could have an adverse effect on the ethanol industry. Additionally, any changes that are made to the ethanol plant or its operations must be reviewed to determine if amended permits need to be obtained in order to implement these changes. During the fiscal year ended October 31, 2025, we incurred costs and expenses of approximately $629,000 complying with environmental laws.

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

Competition

Ethanol

We are in direct competition with numerous ethanol producers, many of whom have greater resources than we do. Following the significant growth during 2005 and 2006, the ethanol industry has grown at a much slower pace. As of December 3, 2025, the Renewable Fuels Association estimates that the ethanol production facilities in the U.S. have the capacity to produce approximately 18.3 billion gallons of ethanol.

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

Following the acquisition of several plants by POET Biorefining from Flint Hill Resources in 2021, the largest ethanol producers currently include Archer Daniels Midland, POET Biorefining and Valero Renewable Fuels, each of which are capable of producing significantly more ethanol than we produce. The following table identifies the majority of the largest ethanol producers in the United States along with their approximate production capacities.

U.S. FUEL ETHANOL PRODUCTION CAPACITY
BY TOP PRODUCERS
Producers of Approximately 1,000
million gallons per year (mmgy) or more

Company	Approximate Capacity (mmgy)
POET Biorefining	3,135
Valero Renewable Fuels	1,585
Archer Daniels Midland	1,675

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

Employees

We depend on our employees to operate our plant. While we face competition to attract and retain personnel with the necessary skills, we believe that we compete favorably on the basis of wages and benefits and our commitment to training and development. In addition, the safety of our employees is our highest priority. We have developed and enforce workplace safety policies and programs in order to maintain a high standard for performance in our operations and ensure the safety of our workers. As of October 31, 2025, we had 43 full-time employees. We do not expect the number of employees to materially change in the next twelve months.

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

    Declines in the price of ethanol or distillers grains would reduce our revenues. The sale prices of ethanol and distillers grains can be volatile as a result of a number of factors such as overall supply and demand, the price of gasoline and corn, levels of government support, and the availability and price of competing products. Any lowering of ethanol or distillers grains prices, especially if it is associated with increases in corn and natural gas prices, may affect our ability to operate profitably. We anticipate the price of ethanol and distillers grains to continue to be volatile in our 2026 fiscal year. Declines in the prices we receive for our ethanol and distillers grains will lead to decreased revenues and may result in our inability to operate the ethanol plant profitably for an extended period of time which could decrease the value of our units.

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

The effects of COVID-19 materially and adversely affected demand and the market price for our products in the past and COVID-19 or another pandemic could do so again in the future. The level of demand for our products is affected by global and regional demographic and macroeconomic conditions. In December 2019, a novel coronavirus surfaced in Wuhan, China (“COVID-19”).  The spread of COVID-19 worldwide resulted in businesses suspending or substantially curtailing global operations and travel, quarantines, and an overall substantial slowdown of economic activity impacting consumer and business confidence. Transportation fuels in particular, including ethanol, experienced significant price declines and reduced demand. The effects of COVID-19 materially and adversely affected the market price for our products, our business, results of operations and liquidity in the past and COVID-19 or another pandemic could do so again in the future.

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

    We operate in an intensely competitive industry and compete with larger, better financed companies which could impact our ability to operate profitably. There is significant competition among ethanol producers. There are numerous producer-owned and privately-owned ethanol plants planned and operating through the United States. In addition, in the past we have seen increased competition from oil companies that purchased ethanol production facilities. We also face competition from ethanol producers located outside the United States. The largest ethanol producers include Archer Daniels Midland, POET and Valero Renewable Fuels, each of which is capable of producing significantly more ethanol than we produce. Further, many believe that there will be further consolidation occurring in the ethanol industry in the future which will likely lead to a few companies that control a significant portion of the ethanol production market. We may not be able to compete with these larger producers and our inability to compete could negatively impact our financial performance.

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

We may be unable to qualify for and receive anticipated Section 45Z tax credit benefits or those benefits could be less than currently projected. Section 45Z of the Inflation Reduction Act of 2022 allows low carbon fuel producers to apply for and receive substantial tax credits based on the carbon intensity of the fuel they produce and sell. We anticipate that we will be eligible to receive Section 45Z tax credits and have recognized, in accordance with certain accounting principles, $10,400,000 of Section 45Z tax credits for the fiscal year ended October 31, 2025. However, our ability to qualify for and receive these tax credits and tax credits for future periods will depend on our ability to produce low carbon fuel at current and expected carbon intensities and meet prevailing wage and other requirements of Section 45Z. In addition, these incentives are subject to regulatory oversight and could be administratively or legislatively changed in a manner that reduces or eliminates the tax credit benefits we currently anticipate. If we fail to achieve the required, or our expected, carbon intensities or meet prevailing wage or other requirements, or if these requirements are different than currently expected due to further legislation, regulation or clarification, we may be unable to qualify for and receive Section 45Z tax credits in projected amounts, or at all. This may materially and adversely harm our results of operations and financial condition.

    The EPA's small refinery exemptions significantly reduced ethanol demand. In the past, the EPA expanded its use of its waiver authority granting waivers to small refineries allowing those refineries to avoid their ethanol use requirements under the RFS resulting in decreased ethanol demand and severely impacted ethanol prices. The EPA has resumed granting waivers to small refineries. As a result, the market price and demand for ethanol could decrease which will negatively impact our financial performance.

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

Trade disputes could have a material adverse impact on our business, financial condition, liquidity and results of operations.Trade disputes can lead to the implementing of tariffs on our products or on commodities that we use in our operations which could cause significant fluctuations in prices and have a material adverse effect on our operations and financial results. In early 2025, the Trump administration announced additional tariffs on various imports from China, Mexico, and Canada, and signaled a willingness to renegotiate or withdraw from existing trade agreements. A series of executive orders issued in March and April of 2025 proposed significant changes to U.S. trade policy, including a baseline 10% tariff on a broad range of imported goods, unless replaced by higher country-specific rates. These actions have prompted actual or threatened retaliatory measures against U.S. exports, including ethanol and agricultural products in some cases. However, there is currently significant uncertainty about potential trade actions or how they may affect our business. We cannot predict the impact that future trade policy or the terms of any negotiated trade agreements may have on our business or on our industry.

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

ITEM 4. MINE SAFETY DISCLOSURES

    None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED MEMBER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of January 22, 2026, we have 4,752 membership units outstanding and 1,351 unit holders of record. There is no public trading market for our membership units. We have, however, established a Unit Trading Bulletin Board, a private online matching service, through Farmers National Company Agstock, LLC in order to facilitate trading among our members. The Unit Trading Bulletin Board has been designed to comply with federal tax laws and Internal Revenue Service ("IRS") regulations establishing a “qualified matching service,” as well as state and federal securities laws. Our Unit Trading Bulletin Board consists of an electronic bulletin board that provides a list of interested buyers with a list of interested sellers, along with their non-firm price quotes. The Unit Trading Bulletin Board does not automatically affect matches between potential sellers and buyers and it is the sole responsibility of sellers and buyers to contact each other to make a determination as to whether an agreement to transfer units may be reached. We do not become involved in any purchase or sale negotiations arising from our Unit Trading Bulletin Board and have no role in effecting the transactions beyond approval, as required under our member control agreement, and the issuance of new certificates. We do not give advice regarding the merits or shortcomings of any particular transaction. We do not receive, transfer or hold funds or securities as an incident of operating the Unit Trading Bulletin Board. We do not receive any compensation for creating or maintaining the Unit Trading Bulletin Board. In advertising our Unit Trading Bulletin Board, we do not characterize the Company as a broker or dealer or an exchange. We do not use the Unit Trading Bulletin Board to offer to buy or sell securities other than in compliance with the securities laws, including any applicable registration requirements.

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

The following table contains historical information by fiscal quarter for the fiscal years ended October 31, 2025 and 2024 regarding the actual unit transactions that were completed by our unit-holders during the periods specified. We believe this most accurately represents the current trading value of the Company's units. The information was compiled by reviewing the completed unit transfers that occurred on our Unit Trading Bulletin Board during the quarters indicated.

Quarter	Low Price	High Price	Average Price	# of Units Traded
2025 4th	$12,000	$13,100	$12,177	13
2025 3rd	$11,000	$11,001	$11,000	3
2025 2nd	$—	$—	$—	—
2025 1st	$—	$—	$—	—
2024 4th	$15,750	$15,750	$15,750	2
2024 3rd	$—	$—	$—	—
2024 2nd	$17,000	$17,250	$17,083	12
2024 1st	$17,000	$17,255	$17,139	11

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

Performance Graph

    The following graph shows a comparison of cumulative total member return since October 31, 2020, calculated on a dividend reinvested basis, for the Company, the NASDAQ Composite Index (the "NASDAQ") and an index of other companies that have the same SIC codes as the Company (the "Industry Index"). The graph assumes $100 was invested in each of our units, the NASDAQ, and the Industry Index on October 31, 2020. Note that historic stock price performance is not necessarily indicative of future unit price performance.

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

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Fiscal Years Ended October 31, 2025 and 2024

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, gross profit, operating expenses, operating profit and other items to total revenues in our statements of operations for the fiscal years ended October 31, 2025 and 2024:

	2025		2024
Statements of Operations Data	Amount	%	Amount	%
Revenues	$141,168,945	100.00%	$141,819,117	100.00%
Cost of Goods Sold	131,560,437	93.19%	132,797,460	93.64%
Gross Profit	9,608,508	6.81%	9,021,657	6.36%
Operating Expenses	4,610,514	3.27%	4,321,431	3.05%
Operating Profit	4,997,994	3.54%	4,700,226	3.31%
Other Income (Expense), Net	11,328,674	8.02%	1,414,680	1.00%
Net Income	$16,326,668	11.56%	$6,114,906	4.31%

The following table shows the sources of our revenues for the fiscal years ended October 31, 2025 and 2024.

	2025		2024
Revenue Sources	Amount	Percentage of Total Revenues	Amount	Percentage of Total Revenues
Ethanol Sales	$108,444,766	76.82%	$105,138,153	74.13%
Modified Wet Distillers Grains Sales	6,101,302	4.32%	6,803,161	4.80%
Dried Distillers Grains Sales	14,232,321	10.08%	18,592,703	13.11%
Corn Oil Sales	12,390,556	8.78%	11,285,100	7.96%
Total Revenues	$141,168,945	100.00%	$141,819,117	100.00%

Revenues

    Ethanol

    Our total revenues were approximately the same for the fiscal year ended October 31, 2025, compared to the fiscal year ended October 31, 2024. Revenue from ethanol sales increased by approximately 3.1% during the fiscal year ended October 31, 2025 compared to the fiscal year ended October 31, 2024, due primarily to an increase in the average price per gallon of ethanol sold and an increase in gallons sold during the fiscal year ended October 31, 2025, compared to the fiscal year end October 31, 2024.

The average ethanol sales price per gallon we received for the fiscal year ended October 31, 2025 was approximately 1.9% higher than the average price received for the fiscal year ended October 31, 2024. Ethanol prices were higher due primarily to higher export gallons and increased domestic demand for the period.

Year round ethanol sales of E15 and approval of E15 in California could have a positive effect on domestic ethanol demand and the market price of ethanol. Other factors likely to affect ethanol prices in the future include domestic corn prices and corn supply, energy prices and inventory levels. In addition, trade actions and the possible institution of tariffs by the United States and retaliatory actions by foreign governments could have a negative effect on foreign ethanol demand, increase the volatility in commodity prices and impact the market price of ethanol.
The number of gallons of ethanol increased during the fiscal year ended October 31, 2025 by approximately 1.0% compared to the fiscal year ended October 31, 2024, due to improved ethanol yield. Our ethanol production levels for the fiscal year ended October 31, 2025 are at an annual rate of approximately 70.2 million gallons which is the maximum allowed under our air permit with the Minnesota Pollution Control Agency. Management anticipates that the amount of ethanol produced could decrease in the future if operating conditions worsen and we reduce ethanol production levels. Ethanol production could also decrease if delayed rail car shipments affect our ability to get sufficient rail cars to transport our ethanol.
For the fiscal year ended October 31, 2025, we recorded losses due to changes in the fair value of our outstanding ethanol derivative positions of approximately $57,000, which reduced our ethanol revenue during the period. For the fiscal year ended October 31, 2024, we recorded gains of approximately $37,000, which increased our ethanol revenue during the period.

    Distillers Grains

    Revenue from distillers grains sales decreased by approximately 20.0% during the fiscal year ended October 31, 2025, compared to the fiscal year ended October 31, 2024, due primarily to lower distillers grains prices and an overall decrease in tons of distillers grains sold during the period.

For the fiscal year ended October 31, 2025, the average price per ton that we received for our dried distillers grains was approximately 15.2% lower than the average price we received during the fiscal year ended October 31, 2024, due primarily to a decrease in the domestic prices of soybean meal. For the fiscal year ended October 31, 2025, the average price per ton that we received for our modified distillers grains was approximately 17.3% lower than during the fiscal year ended October 31, 2024, due primarily to decreases in the domestic prices of soybeans and additional soybean production resulting in lower protein prices.

Distillers grains prices typically change in proportion to domestic corn and other feed products including soybeans and soybean meal. Distillers grains prices are also influenced by seasonal demand and the number of livestock on feed. Other factors likely to affect distillers grains prices include prices and availability of other commodities, the continued imposition by China of anti-dumping and anti-subsidy duties on distillers grains produced in the United States and trade actions by the United States including the possible imposition of tariffs and retaliatory actions by foreign governments.

The tons of dried distillers grains sold during the fiscal year ended October 31, 2025, decreased by approximately 9.7%, compared to the fiscal year ended October 31, 2024. The tons of modified distillers grains sold during the fiscal year ended October 31, 2025, increased by approximately 8.4%, compared to the fiscal year ended October 31, 2024. Management anticipates that the overall amount of distillers grains produced could decrease in the future if operating conditions worsen and there is a reduction in ethanol production levels which would then have a corresponding effect on distillers grains. In addition, an increase in ethanol or corn oil yields could have a negative effect of distillers grains production levels.

Corn Oil

Revenue from corn oil sales increased by approximately 9.8% for the fiscal year ended October 31, 2025, compared to the fiscal year ended October 31, 2024, due primarily to an increase in the price of corn oil sold during the fiscal year ended October 31, 2025, compared to the fiscal year ended October 31, 2024.

The average price per pound of corn oil sold during the fiscal year ended October 31, 2025 increased 10.9% due primarily to an increase in biodiesel demand. Factors likely to affect corn oil prices include corn oil and soy oil supply, biodiesel demand, prices of corn and soybeans, the status of the biodiesel blenders' tax credit and new crop corn oil content.

The pounds of corn oil we sold during the fiscal year ended October 31, 2025 were approximately the same compared to the pounds of corn oil we sold for the fiscal year ended October 31, 2024. Management anticipates that the amount of corn oil produced may decrease in the future if there is a reduction in ethanol production levels which would then have a corresponding effect on corn oil. However, an increase in corn oil yields due to improved efficiencies or a corn crop with higher oil content could contribute to higher corn oil production levels.

Cost of Goods Sold

    Our two largest costs of production are corn (75.4% of cost of goods sold for the fiscal year ended October 31, 2025) and natural gas (5.7% of cost of goods sold for the fiscal year ended October 31, 2025). Our total cost of goods sold was approximately 0.9% less during the fiscal year ended October 31, 2025, compared to the fiscal year ended October 31, 2024.

Corn

    Our average price per bushel of corn for the fiscal year ended October 31, 2025 increased by approximately 0.9% compared to the fiscal year ended October 31, 2024, due primarily to higher market value for corn as a result of local corn demand. Weather and projected yields have also had an effect on corn prices during the period. We used approximately the same number of bushels of corn in the fiscal year ended October 31, 2025, compared to the fiscal year ended October 31, 2024.

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

At October 31, 2025, we had approximately 3,376,000 bushels of forward fixed basis corn purchase contracts and 987,000 bushels of forward fixed price corn purchase contracts valued at approximately $4,135,000 for various delivery periods through December 2026.

For the fiscal years ended October 31, 2025 and October 31, 2024, we recorded gains due to changes in the fair value of our outstanding corn derivative positions of approximately $1,100,000 and $391,000, respectively, which reduced our cost of goods sold during these periods.

Natural Gas

    For the fiscal year ended October 31, 2025, we purchased approximately the same number of MMBTUs of natural gas compared to the same period of 2024.

The average price per MMBTU of natural gas increased by approximately 3.4% compared to the fiscal year ended October 31, 2024, due primarily to increased prices for transportation in winter months. Factors such as industry production problems or large increases in natural gas demand in the future could have a negative effect on natural gas prices.

    At October 31, 2025, we had approximately 529,000 MMBTUs of forward fixed basis natural gas contracts and 2,560,000 MMBTUs of fixed price natural gas contracts valued at approximately $9,362,000 for delivery periods through October 2029.

For the fiscal years ended October 31, 2025 and October 31, 2024, we recorded losses due to the change in fair value of our outstanding natural gas derivative positions of approximately $94,000 and $5,000, respectively, which reduced our cost of goods sold during these periods.

Operating Expenses

    We had operating expenses for the fiscal year ended October 31, 2025 of $4,610,514 compared to operating expenses of $4,321,431 for the fiscal year ended October 31, 2024. Management attributes this increase in operating expenses to an increase in IT and consulting fees. We continue to pursue strategies to optimize efficiencies and maximize production. These efforts may result in a decrease in our operating expenses on a per gallon basis. However, because these expenses do not vary with the level of production at the plant, we expect our operating expenses to remain relatively steady.

Other Income, Net

    We had total other income, net for the fiscal year ended October 31, 2025 of $11,328,674 compared to total other income of $1,414,680 for the fiscal year ended October 31, 2024. Our other income, net for the fiscal year ended October 31, 2025, was higher due primarily to our recognition of $10,400,000 in federal tax credits for the fiscal year ended October 31, 2025 associated with incentives under Section 45Z.

Results of Operations for the Fiscal Years Ended October 31, 2024 and 2023

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, gross loss, operating expenses, operating loss and other items to total revenues in our statements of operations for the fiscal years ended October 31, 2024 and 2023:

	2024		2023
Statements of Operations Data	Amount	%	Amount	%
Revenues	$141,819,117	100.00%	$199,052,359	100.00%
Cost of Goods Sold	132,797,460	93.64%	179,483,134	90.17%
Gross Profit	9,021,657	6.36%	19,569,225	9.83%
Operating Expenses	4,321,431	3.05%	4,210,764	2.11%
Operating Profit	4,700,226	3.31%	15,358,461	7.72%
Other Income, Net	1,414,680	1.00%	1,380,843	0.69%
Net Income	$6,114,906	4.31%	$16,739,304	8.41%

The following table shows the sources of our revenues for the fiscal years ended October 31, 2024 and 2023.

	2024		2023
Revenue Sources	Amount	Percentage of Total Revenues	Amount	Percentage of Total Revenues
Ethanol Sales	$105,138,153	74.13%	$148,417,723	74.56%
Modified Wet Distillers Grains Sales	6,803,161	4.80%	10,396,222	5.22%
Dried Distillers Grains Sales	18,592,703	13.11%	24,775,374	12.45%
Corn Oil Sales	11,285,100	7.96%	15,463,040	7.77%
Total Revenues	$141,819,117	100.00%	$199,052,359	100.00%

Revenues

    Ethanol

    Our total revenues were lower for the fiscal year ended October 31, 2024, compared to the fiscal year ended October 31, 2023. Revenue from ethanol sales decreased by approximately 29.2% during the fiscal year ended October 31, 2024 compared to the fiscal year ended October 31, 2023, due primarily to a decrease in the average price per gallon of ethanol sold during the fiscal year ended October 31, 2024, compared to the fiscal year end October 31, 2023.

The average ethanol sales price per gallon we received for the fiscal year ended October 31, 2024 was approximately 28.0% lower than the average price received for the fiscal year ended October 31, 2023. Ethanol prices were lower due primarily to lower corn and energy prices and an increase in ethanol stocks resulting from a period of higher industry-wide production.

The number of gallons of ethanol decreased during the fiscal year ended October 31, 2024 by approximately 1.6% compared to the fiscal year ended October 31, 2023, due primarily to timing of shipments. Our ethanol production levels for the fiscal year ended October 31, 2024 were at an annual rate of approximately 69 million gallons.
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

Corn Oil

Revenue from corn oil sales decreased by approximately 27.0% for the fiscal year ended October 31, 2024, compared to the fiscal year ended October 31, 2023, due primarily to decreases in the price of corn oil sold during the fiscal year ended October 31, 2024, compared to the fiscal year ended October 31, 2023.

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

Corn

    Our average price per bushel of corn for the fiscal year ended October 31, 2024 decreased by approximately 31.2% compared to the fiscal year ended October 31, 2023, due primarily to lower market value for corn as a result of increases in projected stocks and volatility in commodity prices. Weather and projected yields also had an effect on corn prices during the period. We used approximately the same number of bushels of corn in the fiscal year ended October 31, 2024, compared to the fiscal year ended October 31, 2023.

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

For the fiscal year ended October 31, 2024, we recorded losses due to the change in fair value of our outstanding natural gas derivative positions of approximately $5,000, which increased our cost of goods sold during the period. For the fiscal year ended October 31, 2023, we recorded gains due to the change in fair value of our outstanding natural gas derivative positions of approximately $71,000, which reduced our cost of goods sold during the period.

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

Other Income, Net

    We had total other income, net for the fiscal year ended October 31, 2024 of $1,414,680 compared to total other income, net of $1,380,843 for the fiscal year ended October 31, 2023. Our other income, net for the fiscal year ended October 31, 2024, was higher due primarily to an increase in interest income.

Changes in Financial Condition for the Fiscal Years Ended October 31, 2025 and 2024

    The following table highlights the changes in our financial condition for the fiscal year ended October 31, 2025 from our previous fiscal year ended October 31, 2024:

	October 31, 2025	October 31, 2024
Current Assets	$43,423,174	$52,901,076
Current Liabilities	11,571,070	18,414,896
Long-Term Liabilities	493,444	640,682

    Current Assets. The decrease in current assets was primarily the result of decreases in cash and cash equivalents at October 31, 2025, compared to October 31, 2024 due primarily to cash distributions of $8,079,250 paid to our members on December 11, 2024 and corn payments to producers that were deferred until after the first of the year. These decreases were partially offset by an increase in inventories at October 31, 2025, compared to October 31, 2024, due primarily to higher values of ethanol, corn and parts inventory.

    Current Liabilities. The decrease in current liabilities was primarily the result of decreases in accounts payable at October 31, 2025, compared to October 31, 2024 due primarily to timing of deferred corn payments..

    Long-Term Liabilities. Long-term liabilities decreased at October 31, 2025, compared to October 31, 2024, due primarily to decreasing liabilities owed under a contract for use of a natural gas pipeline to transport natural gas to our facility.

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

The following table shows cash flows for the fiscal years ended October 31, 2025 and 2024:

	October 31, 2025	October 31, 2024

Net cash provided by operating activities	$3,470,621	$14,129,228
Net cash used in investing activities	(5,612,052)	(5,524,511)
Net cash used in financing activities	(8,238,626)	(16,293,833)

    Cash Flow From Operations

We had less cash from operations for the fiscal year ended October 31, 2025, compared to the fiscal year ended October 31, 2024 due primarily to changes in accounts payable and inventories during the fiscal year ended October 31, 2025.

Cash Flow From Investing Activities

We used more cash for investing activities during the fiscal year ended October 31, 2025, compared to the fiscal year ended October 31, 2024. This change was due primarily to an increase in capital expenditures during the fiscal year ended October 31, 2025.

Cash Flow From Financing Activities

We used less cash in financing activities during the fiscal year ended October 31, 2025, compared to the fiscal year ended October 31, 2024. Our cash used in financing activities decreased due primarily to decreased distributions to our members during the fiscal year ended October 31, 2025 as compared to October 31, 2024.

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
Term Revolving Loan

The Term Revolving Loan is for up to $20,000,000 with a variable interest rate based on the Wall Street Journal's Prime Rate plus 10 basis points with a minimum interest rate of 2.10%. The applicable interest rate at October 31, 2025 was 7.60%. The Term Revolving Loan may be advanced, repaid and re-borrowed during the term. Monthly interest payments are due on the Term Revolving Loan with payment of all amounts outstanding due on November 1, 2027. The outstanding balance on this note was $0 at October 31, 2025. We pay interest at a rate of 1.50% on amounts outstanding for letters of credit which also reduce the amount available under the Term Revolving Loan. We had no letters of credit outstanding at October 31, 2025. We are also required to pay unused commitment fees for the Term Revolving Loan.

Revolving Line of Credit Loan

The Revolving Line of Credit Loan is for an amount equal to the borrowing base, with a maximum limit of $10,000,000 with a variable interest rate based on the Wall Street Journal's Prime Rate plus 10 basis points with a minimum interest rate of 2.10%. The amount available to borrow per the borrowing base calculations at October 31, 2025 was approximately $0. The applicable interest rate at October 31, 2025 was 7.60%. The Revolving Line of Credit Loan may be advanced, repaid and re-borrowed during the term. Monthly interest payments are due on the Revolving Line of Credit Loan with payment of all amounts outstanding due on November 1, 2026. The maturity date may be extended for up to one additional one year term upon our written request which will be deemed automatically granted by Compeer upon written certification that there is no event of default. We have previously been granted three extensions. The outstanding balance on this note was $0 at October 31, 2025. We are also required to pay unused commitment fees for the Revolving Line of Credit Loan.

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

We are also subject to various financial and non-financial covenants that limit distributions and new debt and require minimum debt service coverage and working capital requirements. We are limited to incurring additional debt over certain amounts and making additional investments as described in the Amended and Restated Credit Agreement without prior approval of Compeer. We are required to maintain a minimum working capital requirement of $9,000,000, which is calculated as current assets plus the amount available for drawing under the Term Revolving Loan and undrawn amounts on outstanding letters of credit, less current liabilities, and is measured quarterly. We are allowed to make cash distributions to members as frequently as monthly in an amount equal to 75% of net income if working capital is greater than or equal to $9,000,000, or an unlimited amount if working capital is greater than or equal to $12,000,000.

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

Grants

The Minnesota State Legislature established the Bioincentive Program in 2015 to encourage commercial-scale production of advanced biofuels, renewable chemicals, and biomass thermal energy through production incentive payments. Eligible producers of cellulosic ethanol may receive $0.16 per gallon of cellulosic ethanol produced subject to program funding limitations. We recorded awards from the Bioincentive Program in other income of approximately $379,000, $315,000 and $268,000 during the fiscal years ended October 31, 2025, 2024 and 2023, respectively.

The Biofuel Producer Program was created as part of the Coronavirus Aid Relief and Economic Security Act. The USDA announced that the funds were made available to provide economic relief to biofuels producers who faced unexpected market losses due to the COVID-19 pandemic and support a significant market for agricultural producers who supply products used in biofuel production. We recorded awards from the Biofuel Producer Program in other income of approximately $0, $0 and $508,000 during the fiscal years ended October 31, 2025, 2024 and 2023 respectively.

Capital Expenditures

    We entered into an agreement with ICM, Inc. to construct a sieve bottle and an EVAP Zero which are expected to increase efficiencies. The construction commenced in the spring of 2025. The sieve bottle was completed in August 2025 and the EVAP Zero was completed in November 2025, at an aggregate cost of approximately $4,200,000. We funded the project from operations and existing debt facilities.

Tax Credit Generation

For the fiscal year ended October 31, 2025, we recognized $10,400,000 of Section 45Z tax credits. This amount includes the gross credit amount of approximately $11,900,000 net of broker fees, energy credits and compliance payments of approximately $1,500,000. We recorded $10,400,000 as an increase to Other Income and an asset recorded within Other Assets. We plan to monetize these tax credits through sale of such credits to third parties. The recognition of these tax credits is contingent on meeting the requirements of Section 45Z.

Contractual Cash Obligations

    In addition to our long-term debt obligations, we have certain other contractual cash obligations and commitments. The following tables provide information regarding our contractual obligations and approximate commitments as of October 31, 2025:

	Payment Due By Period
	Total	Less than One Year	One to Three Years	Three to Five Years	After Five Years
Long-Term Debt Obligations	$—	$—	$—	$—	$—
Operating Lease Obligations	—	—	—	—	—
Capital Lease Obligations	715,200	178,800	357,600	178,800	—
Purchase Obligations	13,836,446	9,651,198	4,185,248	—	—
Total Contractual Obligations	$14,551,646	$9,829,998	$4,542,848	$178,800	$—

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

As of October 31, 2025, the fair values of our commodity-based derivative instruments are a net liability of approximately $1,144,000. As the prices of the hedged commodity moves in reaction to market trends and information, our statement of operations will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to protect the Company over the term of the contracts for the hedged amounts.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from our Term Revolving Loan and Revolving Line of Credit Loan, each bearing a variable interest rate.  As of October 31, 2025, interest accrues on these loans at a variable interest rate based on the Wall Street Journal's Prime Rate plus 10 basis points with a minimum interest rate of 2.10% and the applicable interest rate was 7.60%. Given the balance owed on these loans as of October 31, 2025, we have determined that our exposure to market risk from changes in interest rates is not material. The specifics of each note are discussed in greater detail in “Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

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

In the ordinary course of business, we enter into forward contracts for our commodity purchases. At October 31, 2025, we have approximately 3,376,000 bushels of forward fixed basis corn contracts and 987,000 bushels of forward fixed price corn contracts valued at approximately $4,135,000. These purchase contracts are for various delivery periods through December 2026. At October 31, 2025, we have approximately 529,000 MMBTUs of forward fixed basis natural gas contracts and 2,560,000 MMBTUs of fixed price natural gas contracts valued at approximately $9,361,686 for delivery periods through October 2029.

    In the ordinary course of business, we enter into forward contracts for our commodity sales. At October 31, 2025, we have approximately 7,000 tons of forward fixed price dried distillers grains sales contracts valued at approximately $876,000 for delivery periods through December 2025. At October 31, 2025, we have approximately 27,000 tons of forward fixed price modified distillers grains sales contracts valued at approximately $1,888,000 for delivery periods through July 2026. In addition, at October 31, 2025, we have approximately 2,740,000 pounds of forward fixed price corn oil sales contracts valued at approximately $1,475,000 for delivery periods through December 2025.
    We recorded gains due to changes in the fair value of our outstanding corn derivative positions for the fiscal year ended October 31, 2025 of approximately $1,061,000. We recorded gains due to changes in the fair value of our outstanding corn derivative future positions for the fiscal year ended October 31, 2024 of approximately $391,000. For the fiscal year ended October 31, 2025, we recorded losses due to changes in the fair value of our outstanding ethanol derivative future positions of approximately $57,000. For the fiscal year ended October 31, 2024, we recorded gains due to changes in the fair value of our outstanding ethanol derivative future positions of approximately $37,000. For the fiscal years ended October 31, 2025, we recorded losses due to the change in fair value of our outstanding natural gas derivative future positions of approximately $94,000. For the fiscal year ended October 31, 2024, we recorded losses due to the change in fair value of our outstanding natural gas derivative future positions of approximately $5,000.

As commodity prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to produce long-term positive growth for us.

A sensitivity analysis has been prepared to estimate our exposure to ethanol, distillers grains, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas prices and average ethanol and distillers grains prices as of October 31, 2025 net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from October 31, 2025.

The results of this analysis, which may differ from actual results, are approximately as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price as of 10/31/2025	Approximate Adverse Change to Income
Natural Gas	230,000	MMBTU	10%	$95,000
Ethanol	69,000,000	Gallons	10%	$11,454,000
Corn	18,680,000	Bushels	10%	$7,323,000
DDGs	112,000	Tons	10%	$1,434,000

For comparison purposes, the results of our sensitivity analysis for October 31, 2024, were as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price as of 10/31/2024	Approximate Adverse Change to Income
Natural Gas	—	MMBTU	10%	$—
Ethanol	69,000,000	Gallons	10%	$9,867,000
Corn	21,530,000	Bushels	10%	$8,677,000
DDGs	110,000	Tons	10%	$1,518,000

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report Of Independent Registered Public Accounting Firm

Members and the Board of Governors
Highwater Ethanol, LLC

Opinion on the Financial Statements
We have audited the accompanying balance sheets of Highwater Ethanol, LLC (the Company) as of October 31, 2025 and 2024, the related statements of operations, changes in members’ equity, and cash flows for each of the three years in the period ended October 31, 2025, and the related notes to the financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2025 and 2024, and the results of its operations and its cash flows for the each of the three years in the period ended October 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Ethanol Revenue
As described in Notes 1 and 12 to the financial statements, the Company has an exclusive marketing agreement with RPMG, Inc. (RPMG) for the purposes of marketing and distributing the Company's ethanol production. The ethanol marketing agreement provides that the Company can sell its ethanol production through an index arrangement established by RPMG. For the fiscal year ended October 31, 2025, management of the Company elected to sell its ethanol production through this index arrangement. For ethanol index pricing, RPMG has discretion to determine the price and the terms and conditions of the sale of the Company's ethanol production that is sold and marketed as indexed gallons.

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

•We confirmed with RPMG the total ethanol gallons sold, total price paid by, and indexed ethanol pricing for the fiscal years ended October 31, 2025 ethanol sales.

•We inspected a selection of invoices for ethanol sales to RPMG and tested selected shipping records and customer payments.

/s/ RSM US LLP

We have served as the Company’s auditor since 2013.

Sioux Falls, South Dakota
January 22, 2026

HIGHWATER ETHANOL, LLC
Balance Sheets

ASSETS	October 31, 2025	October 31, 2024

Current Assets
Cash and cash equivalents	$23,450,627	$33,830,684
Derivative instruments	488,535	725,159
Accounts receivable	1,888,340	3,280,357
Inventories	16,831,809	14,246,991
Prepaids and other	763,863	817,885
Total current assets	43,423,174	52,901,076

Property and Equipment
Land and land improvements	13,223,836	13,210,145
Buildings	40,119,360	40,119,360
Office equipment	1,314,147	1,251,682
Plant and process equipment	95,598,573	88,359,673
Vehicles	193,039	160,259
Construction in progress	3,076,940	4,681,641
	153,525,895	147,782,760
Less accumulated depreciation	(123,666,862)	(118,140,653)
Net property and equipment	29,859,033	29,642,107

Other Assets
Investments	5,244,803	5,029,580
Right of use asset - finance lease	549,175	686,469
Deposits	462,125	442,724
Tax credits	10,400,000	—
Total other assets	16,656,103	6,158,773

Total Assets	$89,938,310	$88,701,956

LIABILITIES AND MEMBERS' EQUITY	October 31, 2025	October 31, 2024

Current Liabilities
Accounts payable	$10,256,618	$17,161,828
Accrued expenses	1,167,215	1,113,693
Current portion of finance lease liability	147,237	139,375
Total current liabilities	11,571,070	18,414,896

Long-Term Liabilities
Finance lease liability	493,444	640,682
Total Long-Term Liabilities	493,444	640,682

Commitments and Contingencies (Note 12)

Members' Equity
Members' equity, 4,752 and 4,754 units outstanding, respectively	77,873,796	69,646,378
Total Liabilities and Members’ Equity	$89,938,310	$88,701,956

Notes to Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Statements of Operations

	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	October 31, 2025	October 31, 2024	October 31, 2023

Revenues	$141,168,945	$141,819,117	$199,052,359

Cost of Goods Sold	131,560,437	132,797,460	179,483,134

Gross Profit	9,608,508	9,021,657	19,569,225

Operating Expenses	4,610,514	4,321,431	4,210,764

Operating Profit	4,997,994	4,700,226	15,358,461

Other Income (Expense)
Interest income	518,821	1,128,160	441,746
Other income	412,996	334,869	813,046
Interest expense	(212,245)	(219,897)	(226,891)
Income from equity method investments	209,102	171,548	352,942
Tax credits	10,400,000	—	—
Total other income (expense), net	11,328,674	1,414,680	1,380,843

Net Income	$16,326,668	$6,114,906	$16,739,304

Weighted Average Units Outstanding	4,752	4,754	4,757
Net Income Per Unit, basic and diluted	$3,435.75	$1,286.27	$3,518.88
Distributions Per Unit	$1,700	$3,400	$3,200

Notes to Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Statements of Changes in Members' Equity

Members' Equity

Balance - October 31, 2022	$78,293,068

Net income	$16,739,304

Member unit repurchase, 10 units	$(99,000)

Member Distribution	$(15,240,000)

Balance - October 31, 2023	$79,693,372

Net income	$6,114,906

Member Distribution	$(16,161,900)

Balance- October 31, 2024	$69,646,378

Net income	$16,326,668

Member unit repurchase, 2 units	$(20,000)

Member Distribution	$(8,079,250)

Balance - October 31, 2025	$77,873,796

Notes to Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Statements of Cash Flows

	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	October 31, 2025	October 31, 2024	October 31, 2023

Cash Flows from Operating Activities
Net income	$16,326,668	$6,114,906	$16,739,304
Adjustments to reconcile net income to net cash provided by operations
Tax credit generation	(10,400,000)	—	—
Depreciation and amortization	5,663,503	8,487,932	10,049,915
Distributions in excess of earnings from equity method investments	7,227	252,919	(160,442)
Non-cash patronage income	(347,824)	(405,536)	(312,175)
Change in working capital components
Accounts receivable	1,392,017	(345,104)	1,034,811
Inventories	(2,584,818)	1,866,196	3,084,335
Derivative instruments	236,624	198,092	(179,737)
Prepaids and other	34,621	(11,253)	52,101
Accounts payable	(6,910,919)	(1,579,910)	(1,296,865)
Accrued expenses	53,522	(449,014)	40,887
Net cash provided by operating activities	3,470,621	14,129,228	29,052,134

Cash Flows from Investing Activities
Capital expenditures	(5,737,426)	(5,524,511)	(1,277,995)
Distributions from (purchase of) investments	125,374	—	(580,708)
Net cash used in investing activities	(5,612,052)	(5,524,511)	(1,858,703)

Cash Flows from Financing Activities
Payments on finance lease liability	(139,376)	(131,933)	(124,889)
Member unit repurchases	(20,000)	—	(99,000)
Member distributions	(8,079,250)	(16,161,900)	(15,240,000)
Net cash used in financing activities	(8,238,626)	(16,293,833)	(15,463,889)

Net Increase (Decrease) in Cash and Cash Equivalents	(10,380,057)	(7,689,116)	11,729,542

Cash and cash equivalents – Beginning of Period	33,830,684	41,519,800	29,790,258

Cash and cash equivalents – End of Period	$23,450,627	$33,830,684	$41,519,800

Supplemental Cash Flow Information
Cash paid for interest expense	$39,424	$46,867	$53,911

Supplemental Disclosure of Noncash Financing and Investing Activities
Capital expenditures included in accounts payable	$27,200	$21,491	$40,200

Notes to Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Notes to Financial Statements
October 31, 2025 and 2024

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

•ethanol sales
•modified distillers grains sales
•dried distillers grains sales
•corn oil sales

    Disaggregation of revenue:

All revenue recognized in the income statement is considered to be revenue from contracts with customers. The following table depicts the disaggregation of revenue according to product line for the fiscal years ended October 31, 2025, 2024 and 2023:

HIGHWATER ETHANOL, LLC
Notes to Financial Statements
October 31, 2025 and 2024

	Fiscal Year Ended October 31, 2025	Fiscal Year Ended October 31, 2024	Fiscal Year Ended October 31, 2023
Revenue Sources	Amount	Amount	Amount

Ethanol Sales	$108,444,766	$105,138,153	$148,417,723
Modified Distillers Grains Sales	6,101,302	6,803,161	10,396,222
Dried Distillers Grains Sales	14,232,321	18,592,703	24,775,374
Corn Oil Sales	12,390,556	11,285,100	15,463,040
Total Revenues	$141,168,945	$141,819,117	$199,052,359

Contract assets and contract liabilities:

The Company receives payments from customers based upon contractual billing schedules; accounts receivable are recorded when the right to consideration becomes unconditional. Contract liabilities include payments received in advance of performance under the contract, and are realized with the associated revenue recognized under the contract.

The Company had short term contract liabilities from contracts with customers of $35,112, $138,528 and $34,599 at October 31, 2025, October 31, 2024 and October 31, 2023, respectively.

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
October 31, 2025 and 2024

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

Accounts receivable are recorded at their estimated net realizable value. Accounts are considered past due if payment is not made on a timely basis in accordance with the Company’s credit terms. Accounts considered uncollectible are written off. The Company’s estimate of the allowance for doubtful accounts is based on historical experience, its evaluation of the current status of receivables, and unusual circumstances, if any. At October 31, 2025, 2024 and 2023, the Company has determined that amounts are collectible and an allowance was not considered necessary.

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

In accordance with the Company’s policy for evaluating impairment of long-lived assets described above, when a triggering event occurs management evaluates the recoverability of the facilities based on projected future cash flows from operations over the facilities’ estimated useful lives. In determining the projected future undiscounted cash flows, the Company makes significant assumptions concerning the future viability of the ethanol industry, the future price of corn in relation to the future price of ethanol and the overall demand in relation to production and supply capacity. The Company has not recorded any impairment as of October 31, 2025 and 2024.

HIGHWATER ETHANOL, LLC
Notes to Financial Statements
October 31, 2025 and 2024

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts receivable, and accounts payable, and other working capital items approximate fair value at October 31, 2025 and 2024 due to the short maturity nature of these instruments (Level 2).

Derivative instruments are carried at fair value, based on dealer quotes and live trading levels (Note 6).

Investments

The Company has a 5.0% investment interest in an unlisted company, Renewable Products Marketing Group, LLC (RPMG), which markets the Company’s ethanol. The Company also has a 7% ownership interest in Lawrenceville Tank, LLC (LT), which owns and operates a trans load/tank facility near Atlanta, Georgia. These investments are flow-through entities and are being accounted for by the equity method of accounting under which the Company’s share of net income is recognized as income in the Company’s statements of operations and added to the investment account. Distributions or dividends received from the investments are treated as a reduction of the investment account. The Company consistently follows the practice of recognizing the net income (loss) from equity method investments based on the most recent reliable data. Therefore, the net income (loss) which is reported in the Company’s statements of operations for the years ended October 31, 2025, 2024 and 2023 is based on the investee's results of operations for the twelve month periods ended September 30, 2025, 2024 and 2023, respectively.

The Company has cost method of investments in cooperatives. The corresponding patronage income is recorded in cost of goods sold.

Tax Credit Recognition

The Company accounts for tax credits associated with the U.S. federal clean fuel production incentives under Section 45Z of the Internal Revenue Code in accordance with IAS 20 - Accounting for Government Grants and Disclosure of Government Assistance. These credits, as they are generated are recorded based on the eligible production tax credit rate per gallon, the emission factor based on the carbon intensity score and are adjusted to their estimated fair value. The credits are recognized as an other asset and other income.

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
October 31, 2025 and 2024

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

Segment Reporting

Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief executive officer, the chief operating decision maker, in deciding how to allocate resources and in assessing performance. The Company has determined that it has one reportable business segment, the manufacturing and marketing of fuel-grade ethanol and the co-products of the ethanol production process. The Company's chief operating decision maker reviews the reported profit and loss information of the Company for purposes of assessing financial performance and making operating decisions. Accordingly, the Company considers itself to be operating in a single industry segment.

The following tables depicts the Company's cost of corn, natural gas and other cost of goods sold for the fiscal years ended October 31, 2025, 2024 and 2023:

	October 31, 2025	October 31, 2024	October 31, 2023
Cost of goods sold
Ethanol and co-products
Cost of corn	$99,143,951	$98,815,551	$144,309,823
Cost of natural gas	7,547,308	7,311,474	6,242,190
Other cost of goods sold	24,869,178	26,670,435	28,931,121
Total	$131,560,437	$132,797,460	$179,483,134

Grants

The Minnesota State Legislature established the Bioincentive Program in 2015 to encourage commercial-scale production of advanced biofuels, renewable chemicals, and biomass thermal energy through production incentive payments. Eligible producers of cellulosic ethanol may receive $0.16 per gallon of cellulosic ethanol produced subject to program funding limitations. The Company recorded awards from the Bioincentive Program in other income of approximately $379,000, $315,000, and $268,000 during the fiscal years ended October 31, 2025, 2024 and 2023, respectively.

Recently Issued or Adopted Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40). This ASU requires new financial statement disclosures disaggregating certain revenue and expense information. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. The Company is currently in the process of evaluating the impact that this guidance will have on our Financial Statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280). This ASU requires improved disclosures about reportable segments and additional information about reportable expenses. ASU 2023-07 is effective for fiscal years and interim periods beginning after December 15, 2024. The Company adopted this guidance, effective February 1, 2025.

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

HIGHWATER ETHANOL, LLC
Notes to Financial Statements
October 31, 2025 and 2024

have a significant adverse effect on the Company’s operations, profitability, and availability of cash flows to make loan payments and maintain compliance with the loan agreement.

3. RECEIVABLES

Receivables consisted of the following at:

	October 31, 2025	October 31, 2024	October 31, 2023

Trade receivables	$1,326,994	$2,039,732	$1,812,631
Other receivables	561,346	1,240,625	1,122,622
Total	$1,888,340	$3,280,357	$2,935,253

4. INVENTORIES

Inventories consisted of the following at:

	October 31, 2025	October 31, 2024

Raw materials	$6,964,801	$5,898,118
Spare parts and supplies	6,129,555	5,626,469
Work in process	1,034,238	940,060
Finished goods	2,703,215	1,782,344
Total	$16,831,809	$14,246,991

The Company did not record a lower of cost or net realizable value write-down on inventory at October 31, 2025 and 2024, respectively.

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

Commodity Contracts

Management expects all open positions outstanding as of October 31, 2025 to be realized within the next twelve months.

The following tables provide details regarding the Company's derivative instruments at October 31:

Instrument	Balance Sheet location
		2025	2024

Corn, natural gas and ethanol contracts
In gain position		$4,345	$322,945
In loss position		(1,148,116)	(1,639,160)
Deposits with broker		1,632,306	2,041,374
	Derivative instruments	$488,535	$725,159

HIGHWATER ETHANOL, LLC
Notes to Financial Statements
October 31, 2025 and 2024

These contracts and related deposits are subject to a master netting arrangements and, therefore, are presented on a net basis on the balance sheet.

The Company has 1,036,000 bushels of corn inventory delivered under delayed-pricing contracts as of October 31, 2025. The contracts have various pricing deadlines through August 27, 2026.

The following tables provide details regarding the gains (losses) from the Company's derivative instruments in the statements of operations, none of which are designated as hedging instruments:

	Statement of	Year Ended October 31
	Operations location	2025	2024	2023
Ethanol contracts	Revenues	$(56,822)	$36,507	$79,168
Corn contracts	Cost of goods sold	1,061,480	391,073	1,434,522
Natural gas contracts	Cost of goods sold	(93,998)	(4,918)	70,643

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
◦Inputs that are derived primarily from or corroborated by observable market data by correlation or other means.

•Level 3 inputs are unobservable inputs for the asset or liability.

The following table provides information on those assets (liabilities) measured at fair value on a recurring basis.

	Fair Value as of	Fair Value Measurement Using
	October 31, 2025	Level 1	Level 2	Level 3
Derivative instrument - commodities
In gain position	$4,345	$750	$3,595	$—
In loss position	$(1,148,116)	$(2,091)	$(1,146,025)	$—
Other assets - tax credits	$10,400,000	$—	$—	$10,400,000

	Fair Value as of	Fair Value Measurement Using
	October 31, 2024	Level 1	Level 2	Level 3
Derivative instrument - commodities
In gain position	$322,945	$5,125	$317,820	$—
In loss position	$(1,639,160)	$(5,825)	$(1,633,335)	$—

The Company determines the fair value of the commodities contracts by obtaining the fair value measurements from an independent pricing service based on dealer quotes and live trading levels from the Chicago Board of Trade.

HIGHWATER ETHANOL, LLC
Notes to Financial Statements
October 31, 2025 and 2024

The Company determines the fair value of tax credits by including the observable inputs such as the gross credit amount net of broker fees, energy credits and compliance payments. The unobservable inputs include the discount rate from the tax credit sale.

7. INVESTMENT IN RPMG

The financial statements of RPMG are summarized as of and for the years ended September 30 as follows:

	September 30, 2025	September 30, 2024

Current assets	$272,723,520	$219,390,581
Other assets	155,251,707	114,965,264
Current liabilities	268,256,377	143,850,080
Long-term liabilities	104,985,711	134,751,858
Members' equity	54,733,139	55,753,907
Revenue	5,262,919,951	5,205,291,349
Net income	2,454,366	2,288,670

8. TAX CREDIT RECOGNITION

The U.S. federal government has introduced tax incentives to promote the production of low-carbon fuels and reduce Greenhouse Gas emissions, enhance energy security, and support the rural agricultural economy. Effective January 1, 2025, the Inflation Reduction Act of 2022 (IRA) replaces Section 6426 of the Internal Revenue Code with Section 45Z, providing a clean fuel production credit for the years 2025 through 2027. This was further updated and extended on July 4, 2025, under the OBBBA extending the credit through 2029. Producers of liquid transportation fuels are eligible to qualify for up to $1 per gallon.

The Company recognizes tax credits associated with the U.S. federal clean fuel production incentives under Section 45Z of the Internal Revenue Code in accordance with IAS 20 - Accounting for Government Grants and Disclosure of Government Assistance. In accordance with IAS 20, the tax incentive is recognized when there is reasonable assurance the Company will comply with the provisions of the incentive and that the incentive will be received. These credits are recognized in Other Assets on the Company’s Balance Sheets and in Other Income on the Statements of Operations.

The Company is eligible for these federal tax credits, which became reasonable of being received during the Fiscal year ended October 31, 2025. For the fiscal year ended October 31, 2025, the Company recognized $10,400,000 of Section 45Z tax credits. This amount includes the gross credit amount of approximately $11,900,000 net of broker fees, energy credits and compliance payments of approximately $1,500,000. The Company recorded $10,400,000 as an increase to Other Income and an asset recorded within Other Assets. The Company plans to monetize these tax credits through sale of such credits to third parties.

9. DEBT FINANCING

The Company had no long-term debt at October 31, 2025 or October 2024, respectively.

Bank Financing
The Company has a loan facility with Compeer Financial f/k/a AgStar Financial Services, PCA ("Compeer") that includes a $20,000,000 Term Revolving Loan and a Revolving Line of Credit Loan. The loan facility with Compeer is secured by substantially all business assets and also subjects the Company to various financial and non-financial covenants.
Term Revolving Loan

The Term Revolving Loan was for up to $20,000,000 and has a variable interest rate based on the Wall Street Journal's Prime Rate plus 10 basis points with a minimum interest rate of 2.10%. The applicable interest rate at October 31, 2025 was 7.60%. The Term Revolving Loan may be advanced, repaid and re-borrowed during the term. Monthly interest payments are due on the Term Revolving Loan. Payment of all amounts outstanding is due on November 1, 2027. The outstanding balance was $0

HIGHWATER ETHANOL, LLC
Notes to Financial Statements
October 31, 2025 and 2024

at October 31, 2025. The Company pays interest at a rate of 1.50% on amounts outstanding for letters of credit which also reduce the amount available under the Term Revolving Loan. The Company had no letters of credit outstanding at October 31, 2025. The Company is also required to pay unused commitment fees for the Term Revolving Loan.

Revolving Line of Credit Loan

The Revolving Line of Credit Loan is for an amount equal to the borrowing base, with a maximum limit of $10,000,000, with a variable interest rate based on the Wall Street Journal's Prime Rate plus 10 basis points with a minimum interest rate of 2.10%. The amount available to borrow per the borrowing base calculations at October 31, 2025 was approximately $0. The applicable interest rate at October 31, 2025 was 7.60%. The Revolving Line of Credit Loan may be advanced, repaid and re-borrowed during the term. Monthly interest payments are due on the Revolving Line of Credit Loan with payment of all amounts outstanding due on November 1, 2026. The maturity date may be extended for up to one additional one year term upon written request of the Company which will be deemed automatically granted by Compeer upon written certification that there is no event of default. The Company has previously been granted three extensions. The outstanding balance on this note was $0 at October 31, 2025. The Company is also required to pay unused commitment fees for the Revolving Line of Credit Loan.

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
The Company is also subject to various financial and non-financial covenants that limit distributions and debt and require minimum debt service coverage and working capital requirements. The Company is limited to incurring additional debt over certain amounts and making additional investments as described in the Second Amended and Restated Credit Agreement without prior approval. The minimum working capital is $9,000,000, which is calculated as current assets plus the amount available for drawing under our Term Revolving Loan, and undrawn amounts on outstanding letters of credit less current liabilities, and is measured quarterly. The Company is allowed to make distributions to members as frequently as monthly in an amount equal to 75% of net income if working capital is greater than or equal to $9,000,000, or or an unlimited amount of net income if working capital is greater than or equal to $12,000,000.

10. LEASES

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

The Company determines if an arrangement is a lease or contains a lease at inception. The Company’s finance lease has a remaining lease term of approximately 4 years. This lease includes an option to extend the lease. When it is reasonably certain the Company will exercise this option, the Company will update the remaining term of the lease. The Company does not have lease arrangements with residual value guarantees, sale leaseback terms or material restrictive covenants.

HIGHWATER ETHANOL, LLC
Notes to Financial Statements
October 31, 2025 and 2024

The following tables summarizes the remaining maturities of the Company's financing lease liability as of October 31, 2025:

For the Period Ending October 31,	Finance Lease
2026	$178,800
2027	178,800
2028	178,800
2029	178,800
2030	—
Thereafter	—
Totals	715,200
Amount representing interest	(74,519)
Lease liability	$640,681

Lease Cost	October 31, 2025	October 31, 2024	October 31, 2023

Operating lease cost	$—	$—	$168,480
Short term lease cost	90,803	84,640	58,045
Finance lease cost
Amortization of leased assets	137,292	137,292	137,292
Interest on lease liabilities	39,424	46,867	53,911

Net lease cost	$267,519	$268,799	$417,728

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

Unit Repurchases

During the first quarter of its fiscal year ended October 31, 2025, the Company repurchased 1 of its membership units at a price of $10,000 per unit for a total purchase price of $10,000. During the second quarter of its fiscal year ended October 31, 2025, the Company repurchased 1 of its membership units at a price of $10,000 per unit for a total purchase price of $10,000.

During the fiscal year ended October 31, 2024, the Company repurchased no membership units.

12. COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS

Marketing Agreements

The Company has an ethanol marketing agreement with a marketer (RPMG) to purchase, market, and distribute the ethanol produced by the Company. Based on the terms of the marketing agreement, RPMG will use commercially reasonable efforts to obtain the best price for all ethanol sold subject to the terms of the marketing agreement. RPMG shall have discretion to fix the price, terms and conditions of the sale of ethanol that is sold and marketed as Indexed Gallons. The Company also entered into a member control agreement with the marketer whereby the Company made capital contributions and became a minority owner of the marketer. The member control agreement became effective on February 1, 2011 and provides the Company a membership interest with voting rights. The marketing agreement will terminate if the Company ceases to be a member. The Company will assume certain of the member’s rail car leases if the agreement is terminated. The Company can sell its ethanol either through an index arrangement or at an agreed upon fixed price. The marketing agreement is perpetual until terminated according to the agreement.  The Company may be obligated to continue to market its ethanol through the marketer for a period of time. The amended agreement requires minimum capital amounts invested as required under the agreement. Revenue recognized under this agreement for the years ended October 31, 2025, 2024 and 2023 was $108,698,999, $105,224,299 and $148,687,325, respectively. Accounts receivable under the agreement as of October 31, 2025 and 2024 were $173,872 and 641,974 respectively.

The Company has a distillers grains marketing agreement with a marketer (RPMG) to purchase and market all of the distillers grains produced at the plant beginning January 1, 2023. The Company pays a fee to the marketer to market distillers grains to third party end purchasers and the Company reimburses the marketer for certain charges paid to third parties. The marketer must market the distillers grains using commercially reasonable efforts and endeavor to maximize price and minimize freight and other costs but does not guarantee the price that will be obtained from the sale. Following an initial term, the agreement will be automatically extended for additional terms unless either party gives proper notice of non-extension. Revenue recognized under this agreement for the years ended October 31, 2025, 2024 and 2023 was $14,320,694, $18,708,359, and $20,395,291, respectively. Accounts receivable under the agreement as of October 31, 2025 and 2024 were $410,537 and $641,832, respectively.

The Company has a crude corn oil marketing agreement with a marketer (RPMG) to market and distribute all corn oil to be produced at the plant for an initial term. Under the agreement, the Company must provide estimates of production and inventory of corn oil. The marketer may execute sales contracts with buyers for future delivery of corn oil. The Company receives a percentage of the F.O.B. sale price less a marketing fee, actual freight and transportation costs and certain taxes and other charges related to the purchase, delivery or sale. The Company is required to provide corn oil meeting certain specifications as provided in the agreement and the agreement provides for a process for rejection of nonconforming corn oil. The agreement automatically renews for successive terms unless terminated in accordance with the agreement. Revenue recognized under this agreement for the years ended October 31, 2025, 2024 and 2023 was $12,447,207, $11,338,879 and $15,510,877 respectively. Accounts receivable under the agreement as of October 31, 2025 and 2024 were $298,923 and $401,174 respectively.

Construction Project

The Company entered into an agreement with ICM, Inc. to construct a sieve bottle and an EVAP Zero which are expected to increase efficiencies. The construction commenced in the spring of 2025. The sieve bottle was completed in August 2025 and the EVAP Zero was completed in November 2025, at an aggregate cost of approximately $4,200,000. The Company funded the project from operations and existing debt facilities.

Regulatory Agencies

The Company is subject to oversight from regulatory agencies regarding environmental concerns which arise in the ordinary course of its business.

Forward Contracts

In the ordinary course of business, we enter into forward contracts for our commodity purchases and sales. Forward contracts are as follows at October 31, 2025:

	Quantity	Average Price	Delivery Date

Purchase of corn (in bushels):
Basis Contracts	3,375,988		7/31/26
Priced Contracts	987,362	$4.19	12/31/26
Total	4,363,350

Purchase of natural gas (in dekatherms):
Basis Contracts	528,500		3/31/27
Priced Contracts	2,560,200	$3.66	10/31/29
Total	3,088,700

Sales of dry distillers grains (in tons):
Priced contracts	6,969	$125.65	12/31/25
Total	6,969

Sales of modified distillers grains (in tons)
Priced contracts	26,500	$71.23	7/31/26
Total	26,500

Sales of corn oil (in pounds)
Priced contracts	2,740,340	$0.54	12/31/25
Total	2,740,340

13. QUARTERLY FINANCIAL DATA (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year Ended October 31, 2025
Revenues	$33,218,600	$35,091,022	$34,858,115	$38,001,208
Gross Profit	970,393	547,332	2,450,433	5,640,350
Operating Profit (Loss)	(323,832)	(672,423)	1,491,657	4,502,592
Net Income (Loss)	8,308	(479,705)	1,678,195	15,119,870
Basic and diluted earnings (Loss) per unit	1.75	(100.95)	353.16	3,181.79

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year Ended October 31, 2024
Revenues	$37,236,457	$35,543,357	$37,444,831	$31,594,472
Gross Profit (Loss)	1,636,886	(796,637)	5,418,237	2,763,171
Operating Profit (Loss)	353,415	(1,599,187)	4,455,122	1,490,876
Net Income (Loss)	825,887	(1,599,187)	4,799,110	2,089,096
Basic and diluted earnings (Loss) per unit	173.72	(336.39)	1,009.49	439.45

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year Ended October 31, 2023
Revenues	$48,861,565	$48,711,980	$52,627,682	$48,851,132
Gross Profit	3,349,101	2,667,474	6,958,457	6,594,193
Operating Profit	2,150,988	1,581,942	6,048,982	5,576,551
Net Income	2,331,977	1,747,828	6,704,583	5,954,916
Basic and diluted earnings per unit	489.60	367.42	1,410.01	1,252.61

The above quarterly financial data is unaudited, but in the opinion of management, all adjustments necessary for a fair presentation of the selected data for these periods presented have been included.

14. SUBSEQUENT EVENTS.

On November 20, 2025, the board of governors declared a cash distribution of $1,400 per membership unit to unit holders of record at the close of business on November 20, 2025, for a total distribution of $6,652,100. The distribution was paid on December 16, 2025.

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

Our management, including our Chief Executive Officer (the principal executive officer), Brian Kletscher, along with our Chief Financial Officer (the principal financial officer), Lucas Schneider, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of October 31, 2025.  Based on this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management's Annual Report on Internal Control Over Financial Reporting

    Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control-Integrated

Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 (“COSO”). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of October 31, 2025.

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
Changes in Internal Control over Financial Reporting

    There were no changes in our internal control over financial reporting during the fourth quarter of our 2025 fiscal year, which were identified in connection with management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Insider Trading Arrangements

No governor or officer adopted or terminated any contract, instruction, or written plan for the purchase or sale of company securities or any non-rule 10b5-1 trading arrangement during the fourth quarter of our 2025 fiscal year.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

    The information required by this Item is incorporated by reference from the definitive proxy statement for our 2026 annual meeting of members to be filed with the Securities Exchange Commission within 120 days after the end of our 2025 fiscal year. This proxy statement is referred to in this report as the 2026 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

    The information required by this Item is incorporated by reference from the 2026 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED MEMBER MATTERS

    The information required by this Item is incorporated by reference from the 2026 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

    The information required by this Item is incorporated by reference from the 2026 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

    The information required by this Item, including aggregate fees billed to us by the Company's principal accountant, RSM US LLP (PCAOB ID: 49), is incorporated by reference from the 2026 Proxy Statement.

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

(3)Exhibits

Exhibit No.	Exhibit	Filed Herewith	Incorporated by Reference
3.1	Articles of Organization of the registrant.		Exhibit 3.1 to the registrant's registration statement on Form SB-2 (Commission File 333-137482).
3.2	Second Amended and Restated Member Control Agreement of the registrant.		Exhibit 3.2 to the registrant's registration Form 10-Q filed with the Commission on March 22, 2011.
3.3	Third Amended and Restated Operating Agreement		Exhibit 3.1 to the registrant's Form 10-Q filed with the Commission on June 7, 2018
4.1	Form of Membership Unit Certificate.		Exhibit 4.2 to the registrant's registration statement on Form SB-2 (Commission File 333-137482).
4.2	Description of Membership Units contained within Registrant's Registration Statement on Form SB-2 (Commission File 333-137482) filed on March 26, 2007		Registrant's registration statement on Form SB-2/A (Commission File 333-137482) filed on March 26, 2007
10.1	Energy Management Agreement dated June 8, 2006 between Highwater Ethanol, LLC and U.S. Energy Services, Inc.		Exhibit 10.9 to the registrant's registration statement on Form SB-2 (Commission File 33-137482).
10.2	Redwood Electric Service Agreement dated June 28, 2007.		Exhibit 99.1 to the registrant's Form 8-K filed with the Commission on July 3, 2007.
10.3	Distillers Grains Marketing Agreement with CHS, Inc. dated October 11, 2007.		Exhibit 10.4 to the registrant's Form 10-KSB filed with the Commission on January 29, 2008.
10.4	Centerpoint Natural Gas Agreement dated June 26, 2008.		Exhibit 10.26 to the registrant's Form 10-QSB filed with the Commission on September 15, 2008.
10.5	Trinity Industries Leasing Company Railroad Car Lease Agreement dated July 1, 2009.		Exhibit 10.2 to the registrant's Form 10-Q filed with the Commission on June 15, 2009.
10.6	Amended and Restated Ethanol Marketing Agreement between RPMG, Inc. and Highwater Ethanol, LLC dated August 27, 2012. +		Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on September 14, 2012.
10.7	Employment Agreement between Highwater Ethanol, LLC and Brian Kletscher dated February 26, 2014.		Exhibit 99.1 to the registrant's Form 8-K filed with the Commission on February 28, 2014
10.8	Employment Agreement between Highwater Ethanol, LLC and Lucas Schneider dated February 26, 2014.		Exhibit 99.2 to the registrant's Form 8-K filed with the Commission on February 28, 2014

10.9	Amendment No. 1 to Distiller's Grain Marketing Agreement between Highwater Ethanol, LLC and CHS, Inc. dated February 13, 2014.	Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on March 5, 2014
10.10	Irrevocable Standby Letter of Credit No. 101 between Highwater Ethanol, LLC and AgStar Financial Services, PCA dated February 27, 2014.	Exhibit 10.14 to the registrant's Form 10-Q filed with the Commission on March 5, 2014
10.11	Easement for Construction and Process Demonstration Agreement between Butamax Advanced Biofuels LLC and Highwater Ethanol, LLC dated September 26, 2013.+	Exhibit 10.79 to the registrant's Form 10-K/A filed with the Commission on May 22, 2014
10.12	Equipment Lease Agreement between Butamax Advanced Biofuels LLC and Highwater Ethanol, LLC dated September 26, 2013.+	Exhibit 10.80 to the registrant's Form 10-K/A filed with the Commission on May 22, 2014
10.13	Technology Demonstration Risk Reduction Agreement between Butamax Advanced Biofuels LLC and Highwater Ethanol, LLC dated September 26, 2013.+	Exhibit 10.81 to the registrant's Form 10-K/A filed with the Commission on May 22, 2014
10.14	Security Agreement between Butamax Advanced Biofuels LLC and Highwater Ethanol, LLC dated September 26, 2013.+	Exhibit 10.82 to the registrant's Form 10-K/A filed with the Commission on May 22, 2014
10.15	Technology License Agreement between Butamax Advanced Biofuels LLC and Highwater Ethanol, LLC dated September 26, 2013.+	Exhibit 10.83 to the registrant's Form 10-K/A filed with the Commission on May 22, 2014
10.16	Distillers Crude Corn Oil Marketing Agreement between CHS Inc. and Highwater Ethanol, LLC dated November 4, 2013.+	Exhibit 10.84 to the registrant's Form 10-K/A filed with the Commission on May 22, 2014
10.17	Grain Origination Agreement with CHS, Inc. dated October 15, 2015. +	Exhibit 10.45 to the registrant's Form 10-K filed with the Commission on January 28, 2016
10.18	Amended and Restated Security Agreement with AgStar dated January 22, 2016	Exhibit 10.49 to the registrant's Form 10-K filed with the Commission on January 28, 2016
10.19	Second Amended and Restated Term Revolving Note with Agstar dated January 22, 2016	Exhibit 10.50 to the registrant's Form 10-K filed with the Commission on January 28, 2016
10.20	Second Amended and Restated Term Revolving Note with United FCS dated January 22, 2016	Exhibit 10.51 to the registrant's Form 10-K filed with the Commission on January 28, 2016
10.21	Agreement for Electric Service with Redwood Electric Cooperative, Inc.	Exhibit 99.1 to the registrant's Form 8-K filed with the Commission on October 2, 2017
10.22	Third Amended and Restated Term Revolving Note	Exhibit 99.2 to the registrant's Form 8-K filed with the Commission on April 27, 2018
10.23	Third Amended and Restated Operating Agreement	Exhibit 3.1 to the registrant's Form 10-Q filed with the Commission on June 7, 2018
10.24	Northern Natural Gas Company Amendment to TFX Throughput Service Agreement	Exhibit 99.1 to the registrant's Form 8-K filed with the Commission on August 1, 2018
10.25	Member Corn Oil Marketing Agreement with RPMG, Inc. dated July 17, 2018+	Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on September 11, 2018
10.26	Natural Gas Service Agreement with CenterPoint Energy Resources Corp., d.b.a. CenterPoint Energy Minnesota Gas dated August 10, 2018+	Exhibit 10.2 to the registrant's Form 10-Q filed with the Commission on September 11, 2018
10.29	Construction Agreement with Nelson Baker Biotech dated August 13, 2020+	Exhibit 99.1 to the registrant's Form 8-K filed with the Commission on September 1, 2020

10.30	Fourth Amended and Restated Mortgage, Security Agreement, Assignment of Leases and Rents, and Fixture Financing Statement dated September 14, 2020		Exhibit 99.2 to the registrant's Form 8-K filed with the Commission on September 24, 2020
10.31	Term Note with Compeer Financial, PCA dated September 14, 2020		Exhibit 99.3 to the registrant's Form 8-K filed with the Commission on September 24, 2020
10.32	Term Note with AgCountry Farm Credit Services, PCA dated September 14, 2020		Exhibit 99.4 to the registrant's Form 8-K filed with the Commission on September 24, 2020
10.33	High Purity Alcohol Member Marketing Agreement with RPMG, Inc. effective January 1, 2021 +		Exhibit 99.1 to the registrant's Form 8-K filed with the Commission on December 29, 2020
10.34	Termination and Asset Purchase Agreement with Butamax dated December 3, 2020 +		Exhibit 10.74 to the registrant's Form 10-K filed with the Commission on January 21, 2021
10.36	Third Amended and Restated Credit Agreement dated March 15, 2021		Exhibit 99.1 to the registrant's Form 8-K filed with the Commission on March 22, 2021
10.37	Revolving Line of Credit Note with Compeer Financial, PCA dated March 15, 2021		Exhibit 99.2 to the registrant's Form 8-K filed with the Commission on March 22, 2021
10.38	Revolving Line of Credit Note with AgCountry Farm Credit Services, PCA dated March 15, 2021		Exhibit 99.3 to the registrant's Form 8-K filed with the Commission on March 22, 2021
10.40	First Amendment to the Third Amended and Restated Credit Agreement with Compeer Financial PCA, dated February 8, 2022		Exhibit 99.1 to the registrant's Form 8-K filed with the Commission on February 10, 2022
10.41	Second Amendment to the Third Amended and Restated Credit Agreement with Compeer Financial PCA, dated August 8, 2022		Exhibit 99.1 to the registrant's Form 8-K filed with the Commission on August 11, 2022
10.42	Distillers Grains Marketing Agreement with RPMG, dated August 26, 2022+		Exhibit 99.1 to the registrant's Form 8-K filed with the Commission on August 30, 2022
10.44	2024 Executive Bonus Plan		Exhibit 10.44 to the registrant's Form 10-K filed with the Commission on January 18, 2023
10.45	Northern Natural Gas Service Agreement with Highwater Ethanol, LLC dated February 16, 2024		Exhibit 99.1 to the registrant's Form 8-K filed with the Commission on February 20, 2024
10.46	2025 Executive Bonus Plan		Exhibit 10.46 to the registrant's Form 10-K filed with the Commission on January 21, 2024
10.47	2026 Executive Bonus Plan	X
14.1	Code of Ethics of Highwater Ethanol, LLC adopted on June 26, 2008.		Exhibit 14.1 to the registrant's Form 10-K filed with the Commission on January 29, 2013.
19.1	Amended and Restated Policy on Insider Trading and Short Swing Trading dated February 27, 2023		Exhibit 19.1 to the registrant's Form 10-K filed with the Commission on January 21, 2025.
31.1	Certificate Pursuant to 17 CFR 240.13a-14(a)	X
31.2	Certificate Pursuant to 17 CFR 240.13a-14(a)	X
32.1	Certificate Pursuant to 18 U.S.C. Section 1350	X
32.2	Certificate Pursuant to 18 U.S.C. Section 1350	X

101.INS	Inline XBRL Instance Document – the instance document does not appear on the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document	X
101.PRE	Inline XBRL Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in the Interactive Data Files submitted as Exhibit 101).	X
(+)     Confidential information redacted
(X)    Filed herewith
*     Furnished herewith

ITEM 16. FORM 10-K SUMMARY

    None.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HIGHWATER ETHANOL, LLC

Date:	January 22, 2026	/s/ Brian Kletscher
Brian Kletscher
Chief Executive Officer
(Principal Executive Officer)

Date:	January 22, 2026	/s/ Lucas Schneider
Lucas Schneider
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

.

Date:	January 22, 2026	/s/ David Moldan
David Moldan, Chairman and Governor

Date:	January 22, 2026	/s/ Ronald Jorgenson
Ronald Jorgenson, Vice Chairman and Governor

Date:	January 22, 2026	/s/ David Eis
David Eis, Secretary and Governor

Date:	January 22, 2026	/s/ Michael Landuyt
Michael Landuyt, Treasurer and Governor

Date:	January 22, 2026	/s/ Russell Derickson
Russell Derickson, Governor

Date:	January 22, 2026	/s/ George Goblish
George Goblish, Governor

Date:	January 22, 2026	/s/ Luke Spalj
Luke Spalj, Governor

Date:	January 22, 2026	/s/ William Garth
William Garth, Governor

Date:	January 22, 2026	/s/ Daniel Tauer
Daniel Tauer, Governor