Form 10-Q
period 2026-04-30
HIGHWATER ETHANOL LLC
filed 2026-06-12
CIK 1371451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

	For the quarterly period ended	April 30, 2026

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

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
☐ Yes     ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  As of June 12, 2026 there were 4,749 membership units outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HIGHWATER ETHANOL, LLC
Condensed Balance Sheets

ASSETS	April 30, 2026	October 31, 2025
	(Unaudited)
Current Assets
Cash and cash equivalents	$22,972,399	$23,450,627
Derivative instruments	313,207	488,535
Accounts receivable	2,572,798	1,888,340
Inventories	15,942,412	16,831,809
Prepaids and other	488,778	763,863
Total current assets	42,289,594	43,423,174

Property and Equipment
Land and land improvements	13,223,836	13,223,836
Buildings	40,488,280	40,119,360
Office equipment	1,314,147	1,314,147
Plant and process equipment	99,081,377	95,598,573
Vehicles	193,039	193,039
Construction in progress	608,593	3,076,940
	154,909,272	153,525,895
Less accumulated depreciation	(126,752,790)	(123,666,862)
Net property and equipment	28,156,482	29,859,033

Other Assets
Investments	5,136,744	5,244,803
Right of use asset - finance lease	480,529	549,175
Deposits	549,199	462,125
Tax credits	17,329,780	10,400,000
Total other assets	23,496,252	16,656,103

Total Assets	$93,942,328	$89,938,310

LIABILITIES AND MEMBERS' EQUITY	April 30, 2026	October 31, 2025
	(Unaudited)
Current Liabilities
Accounts payable	$7,188,227	$10,256,618
Accrued expenses	1,058,524	1,167,215
Current portion of finance lease liability	151,333	147,237
Total Current Liabilities	8,398,084	11,571,070

Long-Term Liabilities
Finance lease liability, net of current portion	416,740	493,444
Total Long-Term Liabilities	416,740	493,444

Commitments and Contingencies

Members' Equity
Members' equity, 4,750 and 4,752 units outstanding, respectively	85,127,504	77,873,796

Total Liabilities and Members’ Equity	$93,942,328	$89,938,310

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Condensed Unaudited Statements of Operations

	Three Months Ended		Six Months Ended
	April 30, 2026	April 30, 2025	April 30, 2026	April 30, 2025

Revenues	$38,376,992	$35,091,022	$72,778,845	$68,309,622

Cost of Goods Sold	31,904,706	34,543,690	62,783,498	66,791,897

Gross Profit	6,472,286	547,332	9,995,347	1,517,725

Operating Expenses	1,674,832	1,219,755	3,113,235	2,513,980

Operating Income (Loss)	4,797,454	(672,423)	6,882,112	(996,255)

Other Income (Expense)
Interest income	105,338	82,074	245,093	313,598
Other income	16,383	104,377	96,899	207,804
Interest expense	(48,857)	(50,414)	(108,796)	(111,964)
Income from equity method investments	45,558	56,681	110,500	115,420
Tax credits	3,400,000	—	6,700,000	—
Total other income (expense), net	3,518,422	192,718	7,043,696	524,858

Net Income (Loss)	$8,315,876	$(479,705)	$13,925,808	$(471,397)

Weighted Average Units Outstanding	4,751	4,752	4,751	4,753
Net Income Per Unit, Basic and Diluted	$1,750.34	$(100.95)	$2,931.13	$(99.18)
Distributions Declared Per Unit	$—	$—	$1,400	$1,700

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Statements of Changes in Members' Equity (Unaudited)

Members' Equity

Balance - October 31, 2024	$69,646,378

Net income for the three-month period ended January 31, 2025	8,308

Member distribution	(8,079,250)

Member unit repurchase, 1 unit	(10,000)

Balance - January 31, 2025	$61,565,436

Net Loss for the three-month period ended April 30, 2025	(479,705)

Member unit repurchase, 1 unit	(10,000)

Balance - April 30, 2025	$61,075,731

Members' Equity

Balance - October 31, 2025	$77,873,796

Net income for the three-month period ended January 31, 2026	5,609,932

Member distribution	(6,652,100)

Balance - January 31, 2026	$76,831,628

Net income for the three-month period ended April 30, 2026	8,315,876

Member unit repurchase, 2 units	(20,000)

Balance - April 30, 2026	$85,127,504

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Condensed Unaudited Statements of Cash Flows

	Six Months Ended
	April 30, 2026	April 30, 2025
Cash Flows from Operating Activities
Net Income (Loss)	$13,925,808	$(471,397)
Adjustments to reconcile net income to net cash provided by (used in) operations
Tax credit generation	(6,700,000)	—
Depreciation and amortization	3,154,574	2,791,562
Distributions in excess of earnings from equity method investments	248,417	100,909
Non-cash patronage income	(272,878)	(323,230)
Changes in working capital components
Accounts receivable	(684,458)	440,837
Inventories	889,397	(541,204)
Derivative instruments	175,328	332,328
Prepaids and other	188,011	238,072
Tax credits	(229,780)	—
Accounts payable	(3,041,191)	(11,970,445)
Accrued expenses	(108,691)	(363,110)
Net cash provided by (used in) operating activities	7,544,537	(9,765,678)

Cash Flows from Investing Activities
Capital expenditures	(1,410,577)	(2,470,139)
Proceeds from investments	132,520	125,374
Net cash used in investing activities	(1,278,057)	(2,344,765)

Cash Flows from Financing Activities
Member unit repurchases	(20,000)	(20,000)
Payment on finance lease liability	(72,608)	(68,732)
Member distributions	(6,652,100)	(8,079,250)
Net cash used in financing activities	(6,744,708)	(8,167,982)

Net Decrease in Cash and Cash Equivalents	(478,228)	(20,278,425)

Cash and Cash equivalents – Beginning of Period	23,450,627	33,830,684

Cash and Cash equivalents – End of Period	$22,972,399	$13,552,259

Supplemental Cash Flow Information
Cash paid for interest	$16,792	$20,668

Supplemental Disclosure of Noncash Financing and Investing Activities
Capital expenditures included in accounts payable	$—	$12,419

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
April 30, 2026

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

In the opinion of management, the interim condensed financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for fair presentation of the Company's financial position as of April 30, 2026 and the results of operations and cash flows for all periods presented.

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

Accounting Estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. The Company uses estimates and assumptions in accounting for significant matters, among others, inventory valuation derivative instruments and Section 45Z tax credits. Actual results could differ from those estimates and such differences may be material to the financial statements. The Company periodically reviews estimates and assumptions and the effects of revisions are reflected in the period in which the revision is made.

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

HIGHWATER ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
April 30, 2026

•ethanol sales
•modified distillers grains sales
•dried distillers grains sales
•corn oil sales

Disaggregation of revenue:

All revenue recognized in the statement of operations is considered to be revenue from contracts with customers. The following table depicts the disaggregation of revenue according to product line for the three and six months ended April 30, 2026 and 2025:

	Three Months Ended April 30, 2026	Three Months Ended April 30, 2025	Six Months Ended April 30, 2026	Six Months Ended April 30, 2025
Revenue Sources	Amount	Amount	Amount	Amount

Ethanol Sales	$29,775,089	$27,472,401	$55,557,248	$52,560,783
Modified Distillers Grains Sales	1,610,087	1,535,452	3,159,368	3,219,046
Dried Distillers Grains Sales	3,660,760	3,545,727	7,417,231	7,378,817
Corn Oil Sales	3,331,056	2,537,442	6,644,998	5,150,976
Total Revenues	$38,376,992	$35,091,022	$72,778,845	$68,309,622

Contract assets and contract liabilities:

The Company receives payments from customers based upon contractual billing schedules; accounts receivable are recorded when the right to consideration becomes unconditional. Contract liabilities include payments received in advance of performance under the contract, and are realized with the associated revenue recognized under the contract.

The Company had short term contract liabilities from contracts with customers of $552,308 at April 30, 2026 and $35,112 and $138,528 at October 31, 2025 and October 31, 2024, respectively.

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

HIGHWATER ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
April 30, 2026

The following tables depicts the Company's cost of corn, natural gas and other cost of goods sold for the for the three and six months ended April 30, 2026 and 2025:

	Three Months Ended		Six Months Ended
	April 30, 2026	April 30, 2025	April 30, 2026	April 30, 2025

Cost of goods sold
Ethanol and co-products
Cost of corn	$21,667,491	$25,304,760	$45,014,823	$49,665,140
Cost of natural gas	2,129,099	2,066,147	4,583,991	4,521,039
Other cost of goods sold	8,108,116	7,172,783	13,184,684	12,605,718
Total	$31,904,706	$34,543,690	$62,783,498	$66,791,897

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

In accordance with the Company’s policy for evaluating impairment of long-lived assets described above, when a triggering event occurs management evaluates the recoverability of the facilities based on projected future cash flows from operations over the facilities’ estimated useful lives. In determining the projected future undiscounted cash flows, the Company makes significant assumptions concerning the future viability of the ethanol industry, the future price of corn in relation to the future price of ethanol and the overall demand in relation to production and supply capacity. The Company has not recorded any impairment for the six months ended April 30, 2026 and 2025.

HIGHWATER ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
April 30, 2026

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts receivable, and accounts payable, and other working capital items approximate fair value at April 30, 2026 due to the short maturity nature of these instruments (Level 2).

Derivative instruments are carried at fair value, based on dealer quotes and live trading levels (Note 5).

Investments

The Company has a 5% investment interest in an unlisted company, Renewable Products Marketing Group, LLC (RPMG), who markets the Company’s ethanol. The Company also has a 7% ownership interest in Lawrenceville Tank, LLC (LT), which owns and operates a trans load/tank facility near Atlanta, Georgia. These investments are flow-through entities and are being accounted for by the equity method of accounting under which the Company’s share of net income is recognized as income in the Company’s statements of operations and added to the investment account. Distributions or dividends received from the investment are treated as a reduction of the investment account. The Company consistently follows the practice of recognizing the net income (loss) from equity method investments based on the most recent reliable data. Therefore, the net income (loss) which is reported in the Company's statement of operations for the period ended April 30, 2026 is based on the investees' results of operations for the period ended March 31, 2026.

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

Grants

The Minnesota State Legislature established the Bioincentive Program in 2015 to encourage commercial-scale production of advanced biofuels, renewable chemicals, and biomass thermal energy through production incentive payments. Eligible producers of cellulosic ethanol may receive $0.16 per gallon of cellulosic ethanol produced subject to program funding limitations. The Company received awards from the Bioincentive Program of approximately $72,000, recorded in the first quarter of fiscal 2026 in other income and $100,000, recorded in the second quarter of fiscal 2026 in other income. The Company received awards from the Bioincentive Program of approximately $93,000, recorded in the first quarter of fiscal 2025 in other income, $102,000, recorded in the second quarter of fiscal 2025 in other income, and $69,000, recorded in the third quarter of fiscal 2025 in other income.

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

HIGHWATER ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
April 30, 2026

3. RECEIVABLES

Receivables consisted of the following at:

	April 30, 2026	October 31, 2025	October 31, 2024

Trade receivables	$2,082,213	$1,326,994	$2,039,732
Other receivables	490,585	561,346	1,240,625
Total	$2,572,798	$1,888,340	$3,280,357

4. INVENTORIES

Inventories consisted of the following at:

	April 30, 2026	October 31, 2025

Raw materials	$5,801,103	$6,964,801
Spare parts and supplies	6,720,739	6,129,555
Work in process	1,100,647	1,034,238
Finished goods	2,319,923	2,703,215
Total	$15,942,412	$16,831,809

The Company determined that no lower of cost or net realizable value write-down was necessary at April 30, 2026 or October 31, 2025.

5. DERIVATIVE INSTRUMENTS

As of April 30, 2026, the Company had entered into corn, natural gas and ethanol derivative instruments, which are required to be recorded as either assets or liabilities at fair value in the balance sheet. The Company uses these instruments to manage risks from changes in market rates and prices. Derivatives qualify for treatment as hedges when there is a high correlation between the change in fair value of the derivative instrument and the related change in value of the underlying hedged item. The Company may designate the hedging instruments based upon the exposure being hedged as a fair value hedge or a cash flow hedge. The derivative instruments outstanding are not designated as hedges for accounting purposes.

Commodity Contracts

The following tables provide details regarding the Company's derivative instruments at April 30, 2026 and October 31, 2025:

Instrument	Balance Sheet location	April 30, 2026	October 31, 2025

Corn, natural gas and ethanol contracts
In gain position		$117,000	$4,345
In loss position		(810,842)	(1,148,116)
Deposits with broker		1,007,049	1,632,306
	Current assets	$313,207	$488,535

These contracts and related deposits are subject to a master netting arrangements and, therefore, are presented on a net basis on the balance sheet.

The Company has 620,000 bushels of corn inventory delivered under delayed-pricing contracts as of April 30, 2026. The contracts have various pricing deadlines through August 27, 2026.

HIGHWATER ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
April 30, 2026

The following table provides details regarding the gains (losses) from the Company's derivative instruments in the statements of operations, none of which are designated as hedging instruments:

	Statement of	Three Months Ended April 30,
	Operations location	2026	2025
Ethanol contracts	Revenues	$4,884	$7,518
Corn contracts	Cost of goods sold	508,639	147,594
Natural gas contracts	Cost of goods sold	(31,157)	(131,685)
	Statement of	Six Months Ended April 30,
	Operations location	2026	2025
Ethanol contracts	Revenues	$6,540	$13,649
Corn contracts	Cost of goods sold	599,408	644,681
Natural gas contracts	Cost of goods sold	108,497	(150,977)

6. FAIR VALUE MEASUREMENTS

The following table provides information on those assets (liabilities) measured at fair value on a recurring basis.

	Fair Value as of	Fair Value Measurement Using
	April 30, 2026	Level 1	Level 2	Level 3
Derivative instruments - commodities
In gain position	$117,000	$—	$117,000	$—
In loss position	(810,842)	(65,005)	(745,837)	—

	Fair Value as of	Fair Value Measurement Using
	October 31, 2025	Level 1	Level 2	Level 3
Derivative instruments - commodities
In gain position	$4,345	$750	$3,595	$—
In loss position	(1,148,116)	(2,091)	(1,146,025)	—

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

The Company is eligible for these federal tax credits, which are reasonable of being received during the six months ended April 30, 2026. For the six months ended April 30, 2026, the Company recognized $6,700,000 of Section 45Z tax credits. This

HIGHWATER ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
April 30, 2026

amount includes the gross credit amount of approximately $7,500,000 net of broker fees, discounts, energy credits and compliance payments of approximately $800,000. The Company recorded $6,700,000 as an increase to Other Income and an asset recorded within Other Assets. The Company plans to monetize these tax credits through sale of such credits to third parties.

8. DEBT FINANCING

The Company had no long-term debt at April 30, 2026 or October 31, 2025, respectively.

Bank Financing

The Company has a loan facility with Compeer Financial f/k/a AgStar Financial Services, PCA ("Compeer") that includes a $20,000,000 Term Revolving Loan and a Revolving Line of Credit Loan. The loan facility with Compeer is secured by substantially all business assets and also subjects the Company to various financial and non-financial covenants.
Term Revolving Loan
The Term Revolving Loan is for $20,000,000, and has a variable interest rate based on the Wall Street Journal's Prime Rate plus 10 basis points with a minimum interest rate of 2.10%. The applicable interest rate at April 30, 2026 was 6.85%. The Term Revolving Loan may be advanced, repaid and re-borrowed during the term. Monthly interest payments are due on the Term Revolving Loan. Payment of all amounts outstanding are due on November 1, 2027. The outstanding balance on this note was $0 at April 30, 2026. The Company pays interest at a rate of 1.50% on amounts outstanding for letters of credit which also reduce the amount available under the Term Revolving Loan. The Company has no letters of credit outstanding at April 30, 2026. The Company is also required to pay unused commitment fees for the Term Revolving Loan.

Revolving Line of Credit Loan

The Revolving Line of Credit Loan is for an amount equal to the borrowing base, with a maximum limit of $10,000,000, and has a variable interest rate based on the Wall Street Journal's Prime Rate plus 10 basis points with a minimum interest rate of 2.10%. The amount available to borrow per the borrowing base calculations at April 30, 2026 was approximately $3,296,000. The applicable interest rate at April 30, 2026 was 6.85%. The Revolving Line of Credit Loan may be advanced, repaid and re-borrowed during the term. Monthly interest payments are due on the Revolving Line of Credit Loan with payment of all amounts outstanding due on November 1, 2026. The maturity date may be extended for up to one additional one year term upon written request of the Company which will be deemed automatically granted by Compeer upon written certification that there is no event of default. The Company has previously been granted three extensions. The outstanding balance on this note was $0 at April 30, 2026. The Company is also required to pay unused commitment fees for the Revolving Line of Credit Loan.

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
April 30, 2026

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

The following table summarizes the remaining maturities of the Company’s finance lease liabilities as of April 30, 2026:

For the Period Ending April 30,	Finance Leases
2027	$178,800
2028	178,800
2029	178,800
2030	89,400
Totals	625,800
Amount representing interest	(57,727)
Lease liability	$568,073

Lease Cost	Three Months ended April 30, 2026	Six Months ended April 30, 2026	Three Months ended April 30, 2025	Six Months ended April 30, 2025

Operating lease cost	$—	$—	$—	$—
Short term lease cost	12,602	32,063	23,763	33,668
Finance lease cost
Amortization of leased assets	34,324	68,647	34,324	68,647
Interest on lease liabilities	8,147	16,792	10,098	20,668

Net lease cost	$55,073	$117,502	$68,185	$122,983

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

Construction Projects

The Company entered into an agreement with an unrelated third party to construct an additional fermentation tank which is expected to increase efficiencies. The construction is expected to commence in September 2026 and be completed in July 2027 at an approximate cost of $3,100,000, to be funded from operations and existing debt facilities, and is dependent on approval of our air permit application to the Minnesota Pollution Control Agency.

The Company also entered into an agreement with an unrelated third party to construct a DEER System which is expected to increase efficiencies. The construction is expected to commence in September 2026 and be completed in October 2027 at an approximate cost of $9,000,000, to be funded from operations and existing debt facilities.

Regulatory Agencies

The Company is subject to oversight from regulatory agencies regarding environmental concerns which arise in the ordinary course of its business.

Forward Contracts

In the ordinary course of business, we enter into forward contracts for our commodity purchases and sales. Forward contracts outstanding are as follows at April 30, 2026:

	Quantity	Average Price	Date Delivery Through

Purchase of corn (in bushels):
Basis contracts	3,222,628		3/31/28
Priced contracts	4,872,439	$4.37	12/31/27
Total	8,095,067

Purchase of natural gas (in dekatherms):
Basis contracts	528,500		3/31/27
Priced contracts	2,056,800	$3.16	10/31/29
Total	2,585,300

Purchase of denaturant (in gallons)
Price contracts	82,800	$1.43	5/31/26
Total	82,800

Sales of dry distillers grains (in tons):
Priced contracts	7,650	$151.43	9/30/26
Total	7,650

Sales of modified distillers grains (in tons)
Priced contracts	9,300	$71.33	9/30/26
Total	9,300

Sales of corn oil (in pounds)
Priced contracts	8,000,000	$0.72	12/31/26
Total	8,000,000

11. SUBSEQUENT EVENTS

On May 29, 2026, the Company entered into an agreement and closed on the sale of $14,307,388 worth of 2025 tax credits associated with the U.S. federal clean fuel production incentives under Section 45Z of the Internal Revenue Code with respect to the Company's ethanol plant for the 2025 calendar year. The agreement required the Company to comply with certain conditions as set forth in the agreement including confirmation of tax eligibility and compliance requirements and delivery of a bound tax credit insurance policy. In addition, the buyer has a right of first refusal through January 31, 2027 on up to $14,000,000 per year of 2026-2029 45Z tax credits on the same terms as set forth in the agreement. The agreement may be terminated by mutual consent or by the non-defaulting party upon breach of the agreement. The agreement includes certain customary representations, warranties, covenants, and confidentiality provisions.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the six month period ended April 30, 2026, compared to the same periods of the prior fiscal year. This discussion should be read in conjunction with the condensed financial statements and notes and the information contained in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2025.

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
Global economic uncertainty, global energy supply and shipping disruptions and increased volatility in crude oil, gasoline and natural gas prices caused by military conflict in the Middle East; and
Changes in trade policy, trade actions, international trade disputes, and the institution of tariffs by the United States or foreign governments.

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

On May 29, 2026, we entered into a Tax Credit Purchase Agreement (the "Agreement") and closed on the sale of $14,307,388 worth of 2025 tax credits associated with U.S. federal clean fuel production incentives under Section 45Z of the Internal Revenue Code with respect to our ethanol plant. The buyer has a right of first refusal through January 31, 2027, on up to $14,000,000 per year of 2026-2029 45Z tax credits on the same terms as set forth in the Agreement. The Agreement may be terminated by mutual consent or by the non-defaulting party upon breach of the Agreement. The Agreement includes certain customary representations, warranties, covenants and confidentiality provisions.

We expect to fund our operations during the next 12 months using cash flow from our continuing operations and our current credit facilities. However, should we experience unfavorable operating conditions in the ethanol industry that prevent us from profitably operating the ethanol plant, we may need to seek additional funding.

Results of Operations for the Three Months Ended April 30, 2026 and 2025

    The following table shows the results of our operations and the approximate percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our unaudited statements of operations for the three months ended April 30, 2026 and 2025:

	2026		2025
Statements of Operations Data	Amount (unaudited)	%	Amount (unaudited)	%

Revenues	$38,376,992	100.00%	$35,091,022	100.00%
Cost of Goods Sold	31,904,706	83.14%	34,543,690	98.44%
Gross Profit	6,472,286	16.86%	547,332	1.56%
Operating Expenses	1,674,832	4.36%	1,219,755	3.48%
Operating Income (Loss)	4,797,454	12.50%	(672,423)	(1.92)%
Other Income, net	3,518,422	9.17%	192,718	0.55%
Net Income	$8,315,876	21.67%	$(479,705)	(1.37)%

The following table shows the sources of our revenue for the three months ended April 30, 2026 and 2025:

	2026		2025
Revenue Sources	Amount (Unaudited)	%	Amount (Unaudited)	%

Ethanol Sales	$29,775,089	77.59%	$27,472,401	78.29%
Modified Distillers Grains Sales	1,610,087	4.19%	1,535,452	4.38%
Dried Distillers Grains Sales	3,660,760	9.54%	3,545,727	10.10%
Corn Oil Sales	3,331,056	8.68%	2,537,442	7.23%
Total Revenues	$38,376,992	100.00%	$35,091,022	100.00%

Revenue

    Ethanol
    Our ethanol revenues were higher for the three months ended April 30, 2026, as compared to the three months ended April 30, 2025. Revenue from ethanol sales increased by approximately 8.4% during the three months ended April 30, 2026, as compared to the three months ended April 30, 2025.
The average price per gallon of ethanol sold for the three months ended April 30, 2026 was approximately 7.0% higher, as compared to the average price for the three months ended April 30, 2025.
Military conflict in Iran and the Middle East has resulted in energy supply and shipping disruptions which have caused a surge in crude oil, gasoline and ethanol prices. Ethanol prices may decrease if the conflict were to be resolved. A temporary waiver by the EPA to allow nationwide sales of E15 beginning on May 1, 2026 in the United States will likely have a positive effect on domestic ethanol demand and the market price of ethanol. In addition, if federal legislation allowing year around sales of E15 in the United States were to be approved it would likely have a positive effect on ethanol prices. Other factors likely to affect ethanol prices in the future include domestic corn prices and corn supply, energy prices, seasonal demand and inventory levels. In addition, trade actions by the United States and retaliatory actions by foreign governments could have a negative effect on foreign ethanol demand, increase the volatility in commodity prices and impact the market price of ethanol.
The number of gallons of ethanol sold during the three months ended April 30, 2026 increased by approximately 1.5%, as compared to the three months ended April 30, 2025 due to the increase in bushels ground. Our ethanol production levels for the three months ended April 30, 2026 were at an annual rate of approximately 70 million gallons. Management anticipates that the amount of ethanol produced could decrease if operating conditions worsen and we reduce ethanol production levels. However, we have applied to the Minnesota Pollution Control Agency to increase our ethanol production limits. If this permit is approved, management expects that our ethanol production levels will increase in the future.
We had gains related to ethanol based derivative instruments of $4,884 and $7,518 for the three months ended April 30, 2026 and 2025, respectively, which increased our ethanol revenue during the period.

Distillers Grains

    Revenue from distillers grains sales increased by approximately 3.7% during the three months ended April 30, 2026, as compared to the three months ended April 30, 2025 primarily due to higher distillers grains prices during the three months ended April 30, 2026 compared to the same period of 2025.

    For the three months ended April 30, 2026, the average price per ton of dried distillers grains sold was approximately 2.6% higher than the average price we received during the three months ended April 30, 2025, due primarily to an increase in domestic demand for protein. For the three months ended April 30, 2026, the average price per ton of modified distillers grains sold was approximately the same as the three months ended April 30, 2025.

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

The tons of dried distillers grains sold during the three months ended April 30, 2026, was approximately the same as the three months ended April 30, 2025. The tons of modified distillers grains sold during the three months ended April 30, 2026, increased by approximately 5.5%, as compared to the three months ended April 30, 2025. Management anticipates that the amount of distillers grains produced could decrease if operating conditions worsen and there is a reduction in ethanol production levels. However, if we increase our ethanol production levels in the future due to approval by the Minnesota Pollution Control Agency of our permit application, that would then have a corresponding positive effect on distillers grains production levels.

Corn Oil

Revenue from corn oil sales increased by approximately 31.3% during the three months ended April 30, 2026, as compared to the three months ended April 30, 2025, due primarily to higher corn oil prices and an increase in pounds of corn oil sold. The average price per pound of corn oil sold was approximately 25.5% higher during the three months ended April 30, 2026, as compared to the three months ended April 30, 2025, due primarily to an increase in soy oil prices due to increased demand. Factors likely to affect corn oil prices include corn oil and soy oil supply, biodiesel demand, prices of corn and soybeans, the status of the biodiesel blenders' tax credit and new crop corn oil content.

The pounds of corn oil sold increased by approximately 5.3%, as compared to the three months ended April 30, 2025. Management anticipates that the amount of corn oil produced may decrease if there is a reduction in ethanol production levels which would then have a corresponding effect on corn oil. However, an increase in corn oil yields due to improved efficiencies or a corn crop with higher oil content could contribute to higher corn oil production levels. In addition, if we increase our ethanol production levels in the future due to approval by the Minnesota Pollution Control Agency of our permit application that would then have a corresponding positive effect on corn oil production levels.

At April 30, 2026, we had 8,000,000 pounds of forward corn oil sales contracts valued at approximately $5,720,000 for delivery periods through December 31, 2026.

Cost of Goods Sold

    Our two largest costs of production are corn (67.9% of cost of goods sold for the three months ended April 30, 2026) and natural gas (6.7% of cost of goods sold for the three months ended April 30, 2026). Our total cost of goods sold was approximately 7.6% less during the three months ended April 30, 2026, as compared to the three months ended April 30, 2025.

Corn

    Our average price per bushel of corn for the three months ended April 30, 2026 decreased by approximately 15.9% per bushel, as compared to the three months ended April 30, 2025, due primarily to lower market value for corn as a result of higher corn stocks. We used approximately 1.8% more bushels of corn in the three months ended April 30, 2026, as compared to the three months ended April 30, 2025 due to an increase in gallons of ethanol sold.
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

    At April 30, 2026, we had 3,222,628 bushels of forward fixed basis corn purchase contracts and 4,872,439 bushels of forward fixed price corn contracts valued at approximately $21,287,000. These purchase contracts are for delivery periods through December 31, 2027.

We had gains related to corn derivative instruments of $508,639 and $147,594 for the three months ended April 30, 2026 and 2025, respectively, which reduced our cost of goods sold during the periods.

Natural Gas

    The average market price per MMBTU of natural gas was approximately 6.0% higher for the three months ended April 30, 2026, as compared to the three months ended April 30, 2025, due primarily to an increase in our natural gas transportation costs. Factors such as industry production problems or large increases in natural gas demand in the future could have a negative effect on natural gas prices.

    For the three months ended April 30, 2026, we used approximately 3.0% less MMBTUs of natural gas as compared to the three months ended April 30, 2025, due primarily to an increase in efficiencies.

    At April 30, 2026, we had 528,500 MMBTUs of forward fixed basis natural gas purchase contracts and 2,056,800 MMBTUs of fixed price natural gas purchase contracts valued at approximately $6,499,000 for delivery periods through October 31, 2029.

We had losses related to natural gas derivative instruments of ($31,157) and ($131,685) for the three months ended April 30, 2026 and 2025, which increased our cost of goods sold during the periods.

Operating Expense

    Our operating expenses for the three months ended April 30, 2026 were $1,674,832 compared to $1,219,755 for the three months ended April 30, 2025. Management attributes this increase in operating expenses to an increase in professional fees. Management continues to pursue strategies to optimize efficiencies and maximize production. These efforts may result in a decrease in our operating expenses on a per gallon basis. However, because these expenses do not vary with the level of production at the plant, we expect our operating expenses to remain relatively steady.

Other Income, net

    We had total other income, net for the three months ended April 30, 2026 of $3,518,422, as compared to $192,718 for the three months ended April 30, 2025. Our other income, net for the three months ended April 30, 2026, was higher due primarily to our recognition of $3,400,000 in federal tax credits for the three months ended April 30, 2026 associated with incentives under Section 45Z.

Results of Operations for the Six Months Ended April 30, 2026 and 2025

    The following table shows the results of our operations and the approximate percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our unaudited statements of operations for the six months ended April 30, 2026 and 2025:

	2026		2025
Statements of Operations Data	Amount (unaudited)	%	Amount (unaudited)	%

Revenues	$72,778,845	100.00%	$68,309,622	100.00%
Cost of Goods Sold	62,783,498	86.27%	66,791,897	97.78%
Gross Profit	9,995,347	13.73%	1,517,725	2.22%
Operating Expenses	3,113,235	4.28%	2,513,980	3.68%
Operating Income	6,882,112	9.45%	(996,255)	(1.46)%
Other Income, net	7,043,696	9.68%	524,858	0.77%
Net Income	$13,925,808	19.13%	$(471,397)	(0.69)%

The following table shows the sources of our revenue for the six months ended April 30, 2026 and 2025:

	2026		2025
Revenue Sources	Amount (Unaudited)	%	Amount (Unaudited)	%

Ethanol Sales	$55,557,248	76.34%	$52,560,783	76.95%
Modified Distillers Grains Sales	3,159,368	4.34%	3,219,046	4.71%
Dried Distillers Grains Sales	7,417,231	10.19%	7,378,817	10.80%
Corn Oil Sales	6,644,998	9.13%	5,150,976	7.54%
Total Revenues	$72,778,845	100.00%	$68,309,622	100.00%

Revenue

    Ethanol
    Our ethanol revenues were higher for the six months ended April 30, 2026, as compared to the six months ended April 30, 2025. Revenue from ethanol sales increased by approximately 5.7% during the six months ended April 30, 2026, as compared to the six months ended April 30, 2025.
The average price per gallon of ethanol sold for the six months ended April 30, 2026 was approximately 3.9% higher, as compared to the average price for the six months ended April 30, 2025.
Military conflict in Iran and the Middle East has resulted in energy supply and shipping disruptions which have caused a surge in crude oil, gasoline and ethanol prices. Ethanol prices may decrease if the conflict were to be resolved. A temporary waiver by the EPA to allow nationwide sales of E15 beginning on May 1, 2026 in the United States will likely have a positive effect on domestic ethanol demand and the market price of ethanol. In addition, if federal legislation allowing year around sales of E15 in the United States were to be approved it would likely have a positive effect on ethanol prices. Other factors likely to affect ethanol prices in the future include domestic corn prices and corn supply, energy prices, seasonal demand and inventory levels. In addition, trade actions by the United States and retaliatory actions by foreign governments could have a negative effect on foreign ethanol demand, increase the volatility in commodity prices and impact the market price of ethanol.
The number of gallons of ethanol sold during the six months ended April 30, 2026 increased by approximately 1.8%, as compared to the six months ended April 30, 2025 due to the increase in bushels ground. Our ethanol production levels for the six months ended April 30, 2026 were at an annual rate of approximately 70 million gallons. Management anticipates that the amount of ethanol produced could decrease if operating conditions worsen and we reduce ethanol production levels. However, we have applied to the Minnesota Pollution Control Agency to increase our ethanol production limits. If this permit is approved, management expects that our ethanol production levels will increase in the future.
We had gains related to ethanol based derivative instruments of $6,540 and $13,649 for the six months ended April 30, 2026 and 2025, respectively, which increased our ethanol revenue during the period.

Distillers Grains

    Revenue from distillers grains sales were approximately the same during the six months ended April 30, 2026, as compared to the six months ended April 30, 2025 primarily due to lower distillers grains prices offset by an increase in tons of dried distillers grains sold during the six months ended April 30, 2026, as compared to the same period of 2025.

    For the six months ended April 30, 2026, the average price per ton of dried distillers grains sold was approximately 3.4% lower than the average price we received during the six months ended April 30, 2025, due primarily to a decrease in the domestic prices of soybean meal. For the six months ended April 30, 2026, the average price per ton of modified distillers grains sold was approximately 1.7% lower than during the six months ended April 30, 2025, due primarily to additional soybean production resulting in lower protein prices.

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
The tons of dried distillers grains sold during the six months ended April 30, 2026, increased by approximately 4.0%, as compared to the six months ended April 30, 2025. The tons of modified distillers grains sold during the six months ended April 30, 2026, was approximately the same as compared to the six months ended April 30, 2025. Management anticipates that the amount of distillers grains produced could decrease if operating conditions worsen and there is a reduction in ethanol production levels. However, if we increase our ethanol production levels in the future due to approval by the Minnesota Pollution Control Agency of our permit application that would then have a corresponding positive effect on distillers grains production levels.

Corn Oil

Revenue from corn oil sales increased by approximately 29.0% during the six months ended April 30, 2026, as compared to the six months ended April 30, 2025, due primarily to higher corn oil prices and an increase in pounds of corn oil sold. The average price per pound of corn oil sold was approximately 24.4% higher during the six months ended April 30, 2026, as compared to the six months ended April 30, 2025, due primarily to an increase in soy oil prices due to increased demand. Factors likely to affect corn oil prices include corn oil and soy oil supply, biodiesel demand, prices of corn and soybeans, the status of the biodiesel blenders' tax credit and new crop corn oil content.

The pounds of corn oil sold increased by approximately 4.9%, as compared to the six months ended April 30, 2025. Management anticipates that the amount of corn oil produced may decrease if there is a reduction in ethanol production levels which would then have a corresponding effect on corn oil. However, an increase in corn oil yields due to improved efficiencies or a corn crop with higher oil content could contribute to higher corn oil production levels. In addition, if we increase our ethanol production levels in the future due to approval by the Minnesota Pollution Control Agency of our permit application that would then have a corresponding positive effect on corn oil production levels.

At April 30, 2026, we had 8,000,000 pounds of forward corn oil sales contracts valued at approximately $5,720,000 or various delivery periods through December 31, 2026.

Cost of Goods Sold

    Our two largest costs of production are corn (71.7% of cost of goods sold for the six months ended April 30, 2026) and natural gas (7.3% of cost of goods sold for the six months ended April 30, 2026). Our total cost of goods sold was approximately 6.0% less during the six months ended April 30, 2026, as compared to the six months ended April 30, 2025.

Corn

    Our average price per bushel of corn for the six months ended April 30, 2026 decreased by approximately 10.8% per bushel, as compared to the six months ended April 30, 2025, due primarily to lower market value for corn as a result of higher corn stocks. We used approximately 1.7% more bushels of corn in the six months ended April 30, 2026, as compared to the six months ended April 30, 2025 due to an increase in gallons of ethanol sold.
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

    At April 30, 2026, we had 3,222,628 bushels of forward fixed basis corn purchase contracts and 4,872,439 bushels of forward fixed price corn contracts valued at approximately $21,287,000. These purchase contracts are for various delivery periods through December 31, 2027.

We had gains related to corn derivative instruments of $599,408 and $644,681 for the six months ended April 30, 2026 and 2025, respectively, which reduced our cost of goods sold during the period.

Natural Gas

    The average market price per MMBTU of natural gas was approximately 5.0% higher for the six months ended April 30, 2026, as compared to the six months ended April 30, 2025, due primarily to an increase in our natural gas transportation costs. Factors such as industry production problems or large increases in natural gas demand in the future could have a negative effect on natural gas prices.

    For the six months ended April 30, 2026, we used approximately 2.0% less MMBTUs of natural gas as compared to the six months ended April 30, 2025, due primarily to an increase in efficiencies.

    At April 30, 2026, we had 528,500 MMBTUs of forward fixed basis natural gas purchase contracts and 2,056,800 MMBTUs of fixed price natural gas purchase contracts valued at approximately $6,499,000 for delivery periods through October 31, 2029.

We had gains related to natural gas derivative instruments of $108,497 for the six months ended April 30, 2026, which reduced our cost of goods sold during the period. We had losses related to natural gas derivative instruments of $(150,977) for the six months ended April 30, 2025, which increased our cost of goods sold during the period.

Operating Expense

    Our operating expenses for the six months ended April 30, 2026 were $3,113,235 compared to $2,513,980 for the six months ended April 30, 2025. Management attributes this increase in operating expenses to an increase in professional fees. Management continues to pursue strategies to optimize efficiencies and maximize production. These efforts may result in a decrease in our operating expenses on a per gallon basis. However, because these expenses do not vary with the level of production at the plant, we expect our operating expenses to remain relatively steady.

Other Income, net

    We had total other income, net for the six months ended April 30, 2026 of $7,043,696, as compared to $524,858 for the six months ended April 30, 2025. Our other income, net for the six months ended April 30, 2026, was higher due primarily to our recognition of $6,700,000 in federal tax credits for the six months ended April 30, 2026 associated with incentives under Section 45Z.

Changes in Financial Condition for the Six Months Ended April 30, 2026

    The following table highlights the changes in our financial condition as of April 30, 2026 from our previous fiscal year ended October 31, 2025:

	April 30, 2026	October 31, 2025
Current Assets	$42,289,594	$43,423,174
Current Liabilities	8,398,084	11,571,070
Long-Term Liabilities	416,740	493,444

Current Assets

    The decrease in current assets is primarily the result of decreases in cash and cash equivalents at April 30, 2026, as compared to October 31, 2025, due primarily to cash distributions of $6,652,100 paid to our members on December 16, 2025, and corn payments to producers that were deferred until after the first of the year. We also experienced decreases in inventories at April 30, 2026, as compared to October 31, 2025, due primarily to lower value of corn inventory.

Current Liabilities

    The decrease in current liabilities is primarily the result of decreases in accounts payable at April 30, 2026, as compared to October 31, 2025, due primarily to timing of deferred corn payments.

Long-Term Liabilities

    Long-term liabilities decreased at April 30, 2026, as compared to October 31, 2025, due primarily to decreasing liabilities owed under a contract for use of a natural gas pipeline to transport natural gas to our facility.

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

The following table shows cash flows for the six months ended April 30, 2026 and 2025:

	2026	2025
	(unaudited)	(unaudited)
Net cash provided by (used in) operating activities	$7,544,537	$(9,765,678)
Net cash used in investing activities	(1,278,057)	(2,344,765)
Net cash used in financing activities	(6,744,708)	(8,167,982)

Cash Flow From Operations

We used less cash in operating activities for the six months ended April 30, 2026, as compared to the same period in 2025. This increase in cash from operations was primarily due to an increase in net income along with changes in inventories and accounts payable for the six months ended April 30, 2026, as compared to the same period in 2025.
Cash Flow From Investing Activities

We used less cash in investing activities for the six months period ended April 30, 2026, as compared to the same period in 2025. This change was primarily due to a decrease in capital expenditures during the six months ended April 30, 2026.

Cash Flow From Financing Activities

We used less cash in financing activities during the six month ended April 30, 2026, as compared to the same period in 2025. Our cash used in financing activities decreased primarily due to decreased distributions to our members during the six months ended April 30, 2026.

Short-Term and Long-Term Debt Sources

    Our loan facility with Compeer Financial f/k/a AgStar Financial Services, PCA ("Compeer") includes a $20,000,000 Term Revolving Loan and a Revolving Line of Credit Loan. Our loan facility with Compeer is secured by substantially all business assets and also subjects the Company to various financial and non-financial covenants.

Term Revolving Loan

The Term Revolving Loan is for up to $20,000,000 with a variable interest rate based on the Wall Street Journal's Prime Rate plus 10 basis points with a minimum interest rate of 2.10%. The applicable interest rate at April 30, 2026 was 6.85%. The Term Revolving Loan may be advanced, repaid and re-borrowed during the term. Monthly interest payments are due on the Term Revolving Loan with payment of all amounts outstanding due on November 1, 2027. The outstanding balance on this note was $0 at April 30, 2026. We pay interest at a rate of 1.50% on amounts outstanding for letters of credit which also reduce the amount available under the Term Revolving Loan. We had no letters of credit outstanding at April 30, 2026. We are also required to pay unused commitment fees for the Term Revolving Loan.

Revolving Line of Credit Loan

The Revolving Line of Credit Loan is for an amount equal to the borrowing base, with a maximum limit of $10,000,000 with a variable interest rate based on the Wall Street Journal's Prime Rate plus 10 basis points with a minimum interest rate of 2.10%. The amount available to borrow per the borrowing base calculations at April 30, 2026 was approximately $3,296,000. The applicable interest rate at April 30, 2026 was 6.85%. The Revolving Line of Credit Loan may be advanced, repaid and re-borrowed during the term. Monthly interest payments are due on the Revolving Line of Credit Loan with payment of all amounts outstanding due on November 1, 2026. The maturity date may be extended for up to one additional one year term upon our written request which will be deemed automatically granted by Compeer upon written certification that there is no event of default. The Company has previously been granted three extensions. The outstanding balance on this note was $0 at April 30, 2026. We are also required to pay unused commitment fees for the Revolving Line of Credit Loan.

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

Grants

The Minnesota State Legislature established the Bioincentive Program in 2015 to encourage commercial-scale production of advanced biofuels, renewable chemicals, and biomass thermal energy through production incentive payments. Eligible producers of cellulosic ethanol may receive $0.16 per gallon of cellulosic ethanol produced subject to program funding limitations. We received awards from the Bioincentive Program of approximately $72,000, recorded in the first quarter of fiscal 2026 in other income and $100,000, recorded in the second quarter of fiscal 2026 in other income. We received awards from the Bioincentive Program of approximately $93,000, recorded in the first quarter of fiscal 2025 in other income, $102,000, recorded in the second quarter of fiscal 2025 in other income and $69,000, recorded in the third quarter of fiscal 2025 in other income.

Capital Expenditures

    We entered into an agreement to construct an additional fermentation tank which is expected to increase efficiencies. The construction is expected to commence in September 2026 and be completed in July 2027 at an approximate cost of $3,100,000, to be funded from operations and existing debt facilities, and is dependent on approval of our air permit application to the Minnesota Pollution Control Agency.

We also entered into an agreement to construct a DEER System which is expected to increase efficiencies. The construction is expected to commence in September 2026 and be completed in October 2027 at an approximate cost of $9,000,000, to be funded from operations and existing debt facilities.

Tax Credit Generation

For the six months ended April 30, 2026, we recognized $6,700,000 of Section 45Z tax credits. This amount includes the gross credit amount of approximately $7,500,000 net of broker fees, energy credits and compliance payments of approximately $800,000. We recorded $6,700,000 as an increase to Other Income and an asset recorded within Other Assets. We plan to monetize these tax credits through sale of such credits to third parties. The recognition of these tax credits is contingent on meeting the requirements of Section 45Z.

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

As of April 30, 2026, the fair values of our commodity-based derivative instruments are a net liability of approximately $694,000. As the prices of the hedged commodity moves in reaction to market trends and information, our statement of operations will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to protect the Company over the term of the contracts for the hedged amounts.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from our Term Revolving Loan and Revolving Line of Credit Loan, each bearing a variable interest rate.  As of April 30, 2026, we had $0 outstanding on the Term Revolving Loan and the Revolving Line of Credit Loan. As of April 30, 2026, interest accrues on these loans at a variable interest rate based on the Wall Street Journal's Prime Rate plus 10 basis points with a minimum interest rate of 2.10% and the applicable interest rate was 6.85%. Given the balance owed on these loans as of April 30, 2026, we have determined that our exposure to market risk from changes in interest rates is not material. The specifics of each loan are discussed in greater detail in “Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

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

In the ordinary course of business, we enter into forward contracts for our commodity purchases. At April 30, 2026, we had 3,222,628 bushels of forward fixed basis corn purchase contracts and 4,872,439 bushels of forward fixed price corn purchase contracts valued at approximately $21,287,000. These purchase contracts are for various delivery periods through December 31, 2027. At April 30, 2026, we had 528,500 MMBTUs of forward fixed basis natural gas purchase contracts and 2,056,800 MMBTUs of fixed price natural gas purchase contracts valued at approximately $6,499,000 for delivery periods through October 31, 2029. At April 30, 2026, we had 82,800 gallons of fixed price denaturant purchase contracts valued at approximately $118,000 for various delivery periods through May 31, 2026.

    In the ordinary course of business, we enter into forward contracts for our commodity sales. At April 30, 2026, we had 7,650 tons of forward fixed price dried distillers grains sales contracts valued at approximately $1,158,000 for delivery periods through September 30, 2026. At April 30, 2026, we had 9,300 tons of forward fixed price modified distillers grains sales contracts valued at approximately $663,000 for delivery periods through September 30, 2026. At April 30, 2026, we had 8,000,000 pounds of forward fixed price corn oil sales contracts valued at approximately $5,720,000 for delivery periods through December 31, 2026.
    We recorded gains due to changes in the fair value of our outstanding corn derivative future positions of approximately $509,000 and $148,000 for the three months ended April 30, 2026 and 2025, respectively. We recorded gains due to changes in the fair value of our outstanding ethanol derivative future positions of approximately $5,000 and $8,000 for the three months ended April 30, 2026 and 2025, respectively. We recorded losses due to changes in fair value of our outstanding natural gas derivative future positions of approximately ($31,000) and ($132,000) for the three months ended April 30, 2026 and 2025, respectively.

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

A sensitivity analysis has been prepared to estimate our exposure to ethanol, distillers grains, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas prices and average ethanol and distillers grains prices as of April 30, 2026, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from April 30, 2026. The results of this analysis, which may differ from actual results, are approximately as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price as of April 30, 2026	Approximate Adverse Change to Income
Natural Gas	56,500	MMBTU	10%	$157,000
Ethanol	70,000,000	Gallons	10%	$12,460,000
Corn	18,450,000	Bushels	10%	$7,767,000
DDGs	111,350	Tons	10%	$1,726,000

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

Our management, including our Chief Executive Officer (the principal executive officer), Brian Kletscher, along with our Chief Financial Officer (the principal financial officer), Lucas Schneider, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of April 30, 2026.  Based on this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended April 30, 2026, which were identified in connection with management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Military conflict in the Middle East has resulted in rising global energy prices, energy supply and shipping disruptions, and a slowdown in global economic growth which could have a negative effect on our financial condition and results of operations. On February 28, 2026, the United States and Israel launched a military campaign against Iran. Iran retaliated by launching strikes across the Gulf region including against energy infrastructure and by closing the Strait of Hormuz through which a significant portion of the world's oil production passes. These military operations in the Middle East have created global economic uncertainty and resulted in oil and natural gas supply and shipping disruptions and a surge in crude oil, gasoline and ethanol prices. On April 8, 2026, a ceasefire took effect. However, despite this de-escalation in the military conflict, tensions remain high amid stalled negotiations. Although the duration and extent of the military conflict is highly unpredictable, if domestic demand is negatively affected by continued high gasoline prices that could have a negative effect on our financial condition and operating results. In contrast, resolution of the military conflict in the Middle East could cause a decrease in ethanol prices and our profitability.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Units Purchased	Average Price Paid per Unit $	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs
February 1, 2026 - February 28, 2026	—	—	—	—
March 1, 2026 - March 31, 2026	2	10,000	—	—
April 1, 2026 - April 30, 2026	—	—	—	—
Total	2	20,000	—	—

Item 3. Defaults Upon Senior Securities

    None.

Item 4. Mine Safety Disclosures

    None.

Item 5. Other Information

Insider Trading Arrangements

No governor or officer adopted or terminated any contract, instruction, or written plan for the purchase or sale of company securities or any non-rule 10b5-1 trading arrangement during the second quarter of our 2026 fiscal year.

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

HIGHWATER ETHANOL, LLC

Date:	June 12, 2026	/s/ Brian Kletscher
Brian Kletscher
Chief Executive Officer
(Principal Executive Officer)

Date:	June 12, 2026	/s/ Lucas Schneider
Lucas Schneider
Chief Financial Officer
(Principal Financial and Accounting Officer)