Form 10-Q
period 2026-07-31
HIGHWATER ETHANOL LLC
filed 2026-09-11
CIK 1371451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

	For the quarterly period ended	July 31, 2026

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

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
☐ Yes     ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  As of September 11, 2026 there were 4,749 membership units outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HIGHWATER ETHANOL, LLC
Condensed Balance Sheets

ASSETS	July 31, 2026	October 31, 2025
	(Unaudited)
Current Assets
Cash and cash equivalents	$34,875,358	$23,450,627
Derivative instruments	525,095	488,535
Accounts receivable	2,530,573	1,888,340
Inventories	19,211,048	16,831,809
Prepaids and other	307,135	763,863
Total current assets	57,449,209	43,423,174

Property and Equipment
Land and land improvements	13,223,836	13,223,836
Buildings	40,488,280	40,119,360
Office equipment	1,344,929	1,314,147
Plant and process equipment	99,081,377	95,598,573
Vehicles	193,039	193,039
Construction in progress	4,673,247	3,076,940
	159,004,708	153,525,895
Less accumulated depreciation	(128,276,973)	(123,666,862)
Net property and equipment	30,727,735	29,859,033

Other Assets
Investments	5,197,369	5,244,803
Right of use asset - finance lease	446,205	549,175
Deposits	554,030	462,125
Tax credits	9,500,000	10,400,000
Total other assets	15,697,604	16,656,103

Total Assets	$103,874,548	$89,938,310

LIABILITIES AND MEMBERS' EQUITY	July 31, 2026	October 31, 2025
	(Unaudited)
Current Liabilities
Accounts payable	$6,085,342	$10,256,618
Accrued expenses	1,304,333	1,167,215
Current portion of finance lease liability	153,423	147,237
Total Current Liabilities	7,543,098	11,571,070

Long-Term Liabilities
Finance lease liability, net of current portion	377,592	493,444
Total Long-Term Liabilities	377,592	493,444

Commitments and Contingencies

Members' Equity
Members' equity, 4,749 and 4,752 units outstanding, respectively	95,953,858	77,873,796

Total Liabilities and Members’ Equity	$103,874,548	$89,938,310

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Condensed Unaudited Statements of Operations

	Three Months Ended		Nine Months Ended
	July 31, 2026	July 31, 2025	July 31, 2026	July 31, 2025

Revenues	$39,092,592	$34,858,115	$111,871,437	$103,167,737

Cost of Goods Sold	31,623,371	32,407,682	94,406,869	99,199,579

Gross Profit	7,469,221	2,450,433	17,464,568	3,968,158

Operating Expenses	1,807,936	958,776	4,921,171	3,472,756

Operating Income	5,661,285	1,491,657	12,543,397	495,402

Other Income (Expense)
Interest income	162,439	96,347	407,532	409,945
Other income	13,032	73,228	109,931	281,032
Interest expense	(48,730)	(50,191)	(157,526)	(162,155)
Income from equity method investments	48,328	67,154	158,828	182,574
Tax credits	5,000,000	—	11,700,000	—
Total other income, net	5,175,069	186,538	12,218,765	711,396

Net Income	$10,836,354	$1,678,195	$24,762,162	$1,206,798

Weighted Average Units Outstanding	4,749	4,752	4,751	4,752
Net Income Per Unit, Basic and Diluted	$2,281.82	$353.16	$5,211.99	$253.96
Distributions Declared Per Unit	$—	$—	$1,400	$1,700

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Statements of Changes in Members' Equity (Unaudited)

Members' Equity

Balance - October 31, 2024	$69,646,378

Net income for the three-month period ended January 31, 2025	8,308

Member distribution	(8,079,250)

Member unit repurchase, 1 unit	(10,000)

Balance - January 31, 2025	$61,565,436

Net Loss for the three-month period ended April 30, 2025	(479,705)

Member unit repurchase, 1 unit	(10,000)

Balance - April 30, 2025	$61,075,731

Net income for the three-month period ended July 31, 2025	1,678,195

Balance - July 31, 2025	$62,753,926

Members' Equity

Balance - October 31, 2025	$77,873,796

Net income for the three-month period ended January 31, 2026	5,609,932

Member distribution	(6,652,100)

Balance - January 31, 2026	$76,831,628

Net income for the three-month period ended April 30, 2026	8,315,876

Member unit repurchase, 2 units	(20,000)

Balance - April 30, 2026	$85,127,504

Net income for the three-month period ended July 31, 2026	10,836,354

Member unit repurchase, 1 unit	(10,000)

Balance - July 31, 2026	$95,953,858

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Condensed Unaudited Statements of Cash Flows

	Nine Months Ended
	July 31, 2026	July 31, 2025
Cash Flows from Operating Activities
Net Income	$24,762,162	$1,206,798
Adjustments to reconcile net income to net cash provided by (used in) operations
Tax credit generation	(11,700,000)	—
Depreciation and amortization	4,713,081	4,221,201
Distributions in excess of earnings from equity method investments	200,089	33,755
Non-cash patronage income	(285,175)	(335,527)
Changes in working capital components
Accounts receivable	(642,233)	511,519
Inventories	(2,379,239)	(4,034,530)
Derivative instruments	(36,560)	377,388
Prepaids and other	364,823	502,185
Tax credits	12,600,000	—
Accounts payable	(4,194,817)	(9,882,457)
Accrued expenses	137,118	(107,546)
Net cash provided by (used in) operating activities	23,539,249	(7,507,214)

Cash Flows from Investing Activities
Capital expenditures	(5,455,272)	(4,398,173)
Proceeds from investments	132,520	125,374
Net cash used in investing activities	(5,322,752)	(4,272,799)

Cash Flows from Financing Activities
Member unit repurchases	(30,000)	(20,000)
Payment on finance lease liability	(109,666)	(103,812)
Member distributions	(6,652,100)	(8,079,250)
Net cash used in financing activities	(6,791,766)	(8,203,062)

Net Increase (Decrease) in Cash and Cash Equivalents	11,424,731	(19,983,075)

Cash and Cash equivalents – Beginning of Period	23,450,627	33,830,684

Cash and Cash equivalents – End of Period	$34,875,358	$13,847,609

Supplemental Cash Flow Information
Cash paid for interest	$24,434	$30,288

Supplemental Disclosure of Noncash Financing and Investing Activities
Capital expenditures included in accounts payable	$50,741	$—

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

HIGHWATER ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
July 31, 2026

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

In the opinion of management, the interim condensed financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for fair presentation of the Company's financial position as of July 31, 2026 and the results of operations and cash flows for all periods presented.

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

Accounting Estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. The Company uses estimates and assumptions in accounting for significant matters, among others, inventory valuation derivative, instruments and Section 45Z tax credits. Actual results could differ from those estimates and such differences may be material to the financial statements. The Company periodically reviews estimates and assumptions and the effects of revisions are reflected in the period in which the revision is made.

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

HIGHWATER ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
July 31, 2026

•ethanol sales
•modified distillers grains sales
•dried distillers grains sales
•corn oil sales

Disaggregation of revenue:

All revenue recognized in the statement of operations is considered to be revenue from contracts with customers. The following table depicts the disaggregation of revenue according to product line for the three and nine months ended July 31, 2026 and 2025:

	Three Months Ended July 31, 2026	Three Months Ended July 31, 2025	Nine Months Ended July 31, 2026	Nine Months Ended July 31, 2025
Revenue Sources	Amount	Amount	Amount	Amount

Ethanol Sales	$29,224,506	$26,260,178	$84,781,753	$78,820,961
Modified Distillers Grains Sales	1,725,935	1,598,511	4,885,303	4,817,557
Dried Distillers Grains Sales	3,573,356	3,454,448	10,990,587	10,833,265
Corn Oil Sales	4,568,795	3,544,978	11,213,794	8,695,954
Total Revenues	$39,092,592	$34,858,115	$111,871,437	$103,167,737

Contract assets and contract liabilities:

The Company receives payments from customers based upon contractual billing schedules; accounts receivable are recorded when the right to consideration becomes unconditional. Contract liabilities include payments received in advance of performance under the contract, and are realized with the associated revenue recognized under the contract.

The Company had short term contract liabilities from contracts with customers of $236,638 at July 31, 2026 and $35,112 and $138,528 at October 31, 2025 and October 31, 2024, respectively.

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

HIGHWATER ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
July 31, 2026

The following tables depict the Company's cost of corn, natural gas and other cost of goods sold for the three and nine months ended July 31, 2026 and 2025:

	Three Months Ended		Nine Months Ended
	July 31, 2026	July 31, 2025	July 31, 2026	July 31, 2025

Cost of goods sold
Ethanol and co-products
Cost of corn	$24,328,163	$26,164,041	$69,342,986	$75,819,181
Cost of natural gas	1,568,494	1,445,619	6,152,485	5,966,658
Other cost of goods sold	5,726,714	4,798,022	18,911,398	17,413,740
Total	$31,623,371	$32,407,682	$94,406,869	$99,199,579

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

In accordance with the Company’s policy for evaluating impairment of long-lived assets described above, when a triggering event occurs management evaluates the recoverability of the facilities based on projected future cash flows from operations over the facilities’ estimated useful lives. In determining the projected future undiscounted cash flows, the Company makes significant assumptions concerning the future viability of the ethanol industry, the future price of corn in relation to the future price of ethanol and the overall demand in relation to production and supply capacity. The Company has not recorded any impairment for the nine months ended July 31, 2026 and 2025.

HIGHWATER ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
July 31, 2026

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts receivable, and accounts payable, and other working capital items approximate fair value at July 31, 2026 due to the short maturity nature of these instruments (Level 2).

Derivative instruments are carried at fair value, based on dealer quotes and live trading levels (Note 5).

Investments

The Company has a 5% investment interest in an unlisted company, Renewable Products Marketing Group, LLC (RPMG), who markets the Company’s ethanol. The Company also has a 7% ownership interest in Lawrenceville Tank, LLC (LT), which owns and operates a trans load/tank facility near Atlanta, Georgia. These investments are flow-through entities and are being accounted for by the equity method of accounting under which the Company’s share of net income is recognized as income in the Company’s statements of operations and added to the investment account. Distributions or dividends received from the investment are treated as a reduction of the investment account. The Company consistently follows the practice of recognizing the net income (loss) from equity method investments based on the most recent reliable data. Therefore, the net income (loss) which is reported in the Company's statement of operations for the period ended July 31, 2026 is based on the investees' results of operations for the period ended June 30, 2026.

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

HIGHWATER ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
July 31, 2026

3. RECEIVABLES

Receivables consisted of the following at:

	July 31, 2026	October 31, 2025	October 31, 2024

Trade receivables	$1,958,988	$1,326,994	$2,039,732
Other receivables	571,585	561,346	1,240,625
Total	$2,530,573	$1,888,340	$3,280,357

4. INVENTORIES

Inventories consisted of the following at:

	July 31, 2026	October 31, 2025

Raw materials	$7,514,763	$6,964,801
Spare parts and supplies	7,004,475	6,129,555
Work in process	1,070,917	1,034,238
Finished goods	3,620,893	2,703,215
Total	$19,211,048	$16,831,809

The Company determined that no lower of cost or net realizable value write-down was necessary at July 31, 2026 or October 31, 2025.

5. DERIVATIVE INSTRUMENTS

As of July 31, 2026, the Company had entered into corn, natural gas and ethanol derivative instruments, which are required to be recorded as either assets or liabilities at fair value in the balance sheet. The Company uses these instruments to manage risks from changes in market rates and prices. Derivatives qualify for treatment as hedges when there is a high correlation between the change in fair value of the derivative instrument and the related change in value of the underlying hedged item. The Company may designate the hedging instruments based upon the exposure being hedged as a fair value hedge or a cash flow hedge. The derivative instruments outstanding are not designated as hedges for accounting purposes.

Commodity Contracts

The following tables provide details regarding the Company's derivative instruments at July 31, 2026 and October 31, 2025:

Instrument	Balance Sheet location	July 31, 2026	October 31, 2025

Corn, natural gas and ethanol contracts
In gain position		$190,812	$4,345
In loss position		(1,181,170)	(1,148,116)
Deposits with broker		1,515,453	1,632,306
	Current assets	$525,095	$488,535

These contracts and related deposits are subject to master netting arrangements and, therefore, are presented on a net basis on the balance sheet.

The Company has 280,000 bushels of corn inventory delivered under delayed-pricing contracts as of July 31, 2026. The contracts have various pricing deadlines through August 27, 2026.

HIGHWATER ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
July 31, 2026

The following tables provide details regarding the gains (losses) from the Company's derivative instruments in the statements of operations, none of which are designated as hedging instruments:

	Statement of	Three Months Ended July 31,
	Operations location	2026	2025
Ethanol contracts	Revenues	$46,611	$(74,681)
Corn contracts	Cost of goods sold	283,519	177,759
Natural gas contracts	Cost of goods sold	8,954	118,690
	Statement of	Nine Months Ended July 31,
	Operations location	2026	2025
Ethanol contracts	Revenues	$53,151	$(61,032)
Corn contracts	Cost of goods sold	882,927	822,440
Natural gas contracts	Cost of goods sold	117,451	(32,287)

6. FAIR VALUE MEASUREMENTS

The following table provides information on those assets (liabilities) measured at fair value on a recurring and non-recurring basis.

	Fair Value as of	Fair Value Measurement Using
	July 31, 2026	Level 1	Level 2	Level 3
Derivative instruments - commodities
In gain position	$190,812	$27,437	$163,375	$—
In loss position	(1,181,170)	(1,980)	(1,179,190)	—
Other assets - tax credits	9,500,000			9,500,000

	Fair Value as of	Fair Value Measurement Using
	October 31, 2025	Level 1	Level 2	Level 3
Derivative instruments - commodities
In gain position	$4,345	$750	$3,595	$—
In loss position	(1,148,116)	(2,091)	(1,146,025)	—
Other assets - tax credits	10,400,000			10,400,000

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

HIGHWATER ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
July 31, 2026

The following table summarizes the roll forward of Level 3 nonrecurring fair value measurements as of July 31, 2026:

Fair Value as of October 31, 2025	$10,400,000
Tax credit generation	3,300,000
Other	229,780
Net Fair Value at January 31, 2026	13,929,780
Tax credit generation	3,400,000
Net Fair Value at April 30, 2026	17,329,780
Tax credit generation	5,000,000
Proceeds from sale of 2025 tax credits	(12,829,780)
Net Fair Value at July 31, 2026	9,500,000
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

The Company recognizes tax credits associated with the U.S. federal clean fuel production incentives under Section 45Z of the Internal Revenue Code in accordance with IAS 20 - Accounting for Government Grants and Disclosure of Government Assistance. In accordance with IAS 20, the tax incentive is recognized when there is reasonable assurance the Company will comply with the provisions of the incentive and that the incentive will be received. These credits are recognized in Other Assets on the Company’s Balance Sheets and in Other Income (Expense) on the Statements of Operations.

The Company is eligible for these federal tax credits, which are reasonable of being received during the nine months ended July 31, 2026. For the nine months ended July 31, 2026, the Company recognized $11,700,000 of Section 45Z tax credits. This amount includes the gross credit amount of approximately $13,100,000 net of broker fees, discounts, energy credits and compliance payments of approximately $1,400,000. The Company recorded $11,700,000 as an increase to Other Income and an asset recorded within Other Assets. The Company plans to monetize these tax credits through sale of such credits to third parties.

8. DEBT FINANCING

The Company had no long-term debt at July 31, 2026 or October 31, 2025.

Bank Financing

The Company has a loan facility with Compeer Financial f/k/a AgStar Financial Services, PCA ("Compeer") that includes a $20,000,000 Term Revolving Loan and a Revolving Line of Credit Loan. The loan facility with Compeer is secured by substantially all business assets and also subjects the Company to various financial and non-financial covenants.
Term Revolving Loan
The Term Revolving Loan is for $20,000,000, and has a variable interest rate based on the Wall Street Journal's Prime Rate plus 10 basis points with a minimum interest rate of 2.10%. The applicable interest rate at July 31, 2026 was 6.85%. The Term Revolving Loan may be advanced, repaid and re-borrowed during the term. Monthly interest payments are due on the Term Revolving Loan. Payment of all amounts outstanding are due on November 1, 2027. The outstanding balance on this note was $0 at July 31, 2026. The Company pays interest at a rate of 1.50% on amounts outstanding for letters of credit which also reduce the amount available under the Term Revolving Loan. The Company has no letters of credit outstanding at July 31, 2026. The Company is also required to pay unused commitment fees for the Term Revolving Loan.

HIGHWATER ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
July 31, 2026

Revolving Line of Credit Loan

The Revolving Line of Credit Loan is for an amount equal to the borrowing base, with a maximum limit of $10,000,000, and has a variable interest rate based on the Wall Street Journal's Prime Rate plus 10 basis points with a minimum interest rate of 2.10%. The amount available to borrow per the borrowing base calculations at July 31, 2026 was approximately $5,713,000. The applicable interest rate at July 31, 2026 was 6.85%. The Revolving Line of Credit Loan may be advanced, repaid and re-borrowed during the term. Monthly interest payments are due on the Revolving Line of Credit Loan with payment of all amounts outstanding due on November 1, 2026. The maturity date may be extended for up to one additional one year term upon written request of the Company which will be deemed automatically granted by Compeer upon written certification that there is no event of default. The Company has previously been granted three extensions. The outstanding balance on this note was $0 at July 31, 2026. The Company is also required to pay unused commitment fees for the Revolving Line of Credit Loan.

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

HIGHWATER ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
July 31, 2026

The following table summarizes the remaining maturities of the Company’s finance lease liabilities as of July 31, 2026:

For the Period Ending July 31,	Finance Leases
2027	$178,800
2028	178,800
2029	178,800
2030	44,700
Totals	581,100
Amount representing interest	(50,085)
Lease liability	$531,015

Lease Cost	Three Months ended July 31, 2026	Three Months ended July 31, 2025	Nine Months ended July 31, 2026	Nine Months ended July 31, 2025

Operating lease cost	$—	$—	$—	$—
Short term lease cost	11,860	13,236	43,923	46,904
Finance lease cost
Amortization of leased assets	34,323	34,323	102,970	102,970
Interest on lease liabilities	7,642	9,620	24,434	30,288

Net lease cost	$53,825	$57,179	$171,327	$180,162

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

The Company also entered into an agreement with an unrelated third party to construct a DEER System which is expected to increase efficiencies. The construction is expected to commence in September 2026 and be completed in July 2027 at an approximate cost of $9,000,000, to be funded from operations and existing debt facilities.

Tax Credit Purchase Agreement

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

Forward Contracts

In the ordinary course of business, we enter into forward contracts for our commodity purchases and sales. Forward contracts outstanding are as follows at July 31, 2026:

	Quantity	Average Price	Date Delivery Through

Purchase of corn (in bushels):
Basis contracts	1,856,099		3/31/28
Priced contracts	3,567,326	$4.40	5/31/28
Total	5,423,425

Purchase of natural gas (in dekatherms):
Basis contracts	151,000		3/31/27
Priced contracts	2,047,900	$3.39	10/31/29
Total	2,198,900

Purchase of denaturant (in gallons)
Price contracts	294,400	$1.68	9/30/26
Total	294,400

Sales of dry distillers grains (in tons):
Priced contracts	15,575	$131.86	11/30/26
Total	15,575

Sales of modified distillers grains (in tons)
Priced contracts	1,700	$72.00	9/30/26
Total	1,700

Sales of corn oil (in pounds)
Priced contracts	7,569,200	$0.77	1/31/27
Total	7,569,200

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the nine month period ended July 31, 2026, compared to the same periods of the prior fiscal year. This discussion should be read in conjunction with the condensed financial statements and notes and the information contained in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2025.

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

Overview

Highwater Ethanol, LLC (“we,” “our,” “Highwater Ethanol” or the “Company”) was formed as a Minnesota limited liability company organized on May 2, 2006, for the purpose of constructing, owning, and operating an ethanol plant near Lamberton, Minnesota. Since August 2009, we have been engaged in the production of ethanol and distillers grains at the plant. In October 2019, our air permit application to the Minnesota Pollution Control Agency to allow for 70.2 million gallons of denatured ethanol per 12-month rolling average was approved. We have applied to increase our ethanol production limits to allow for 87 million gallons of denatured ethanol per 12-month rolling average.

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

Results of Operations for the Three Months Ended July 31, 2026 and 2025

    The following table shows the results of our operations and the approximate percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our unaudited statements of operations for the three months ended July 31, 2026 and 2025:

	2026		2025
Statements of Operations Data	Amount (unaudited)	%	Amount (unaudited)	%

Revenues	$39,092,592	100.00%	$34,858,115	100.00%
Cost of Goods Sold	31,623,371	80.89%	32,407,682	92.97%
Gross Profit	7,469,221	19.11%	2,450,433	7.03%
Operating Expenses	1,807,936	4.63%	958,776	2.75%
Operating Income	5,661,285	14.48%	1,491,657	4.28%
Other Income, net	5,175,069	13.24%	186,538	0.54%
Net Income	$10,836,354	27.73%	$1,678,195	4.82%

The following table shows the sources of our revenue for the three months ended July 31, 2026 and 2025:

	2026		2025
Revenue Sources	Amount (Unaudited)	%	Amount (Unaudited)	%

Ethanol Sales	$29,224,506	74.76%	$26,260,178	75.33%
Modified Distillers Grains Sales	1,725,935	4.41%	1,598,511	4.59%
Dried Distillers Grains Sales	3,573,356	9.14%	3,454,448	9.91%
Corn Oil Sales	4,568,795	11.69%	3,544,978	10.17%
Total Revenues	$39,092,592	100.00%	$34,858,115	100.00%

Revenue

    Ethanol
    Our ethanol revenues were higher for the three months ended July 31, 2026, as compared to the three months ended July 31, 2025. Revenue from ethanol sales increased by approximately 11.3% during the three months ended July 31, 2026, as compared to the three months ended July 31, 2025 due primarily to higher ethanol prices for the period.
The average price per gallon of ethanol sold for the three months ended July 31, 2026 was approximately 11.0% higher, as compared to the average price for the three months ended July 31, 2025.
Military conflict in Iran and the Middle East has resulted in energy supply and shipping disruptions which have caused a surge in crude oil, gasoline and ethanol prices. Ethanol prices may decrease if the conflict were to be resolved. Temporary waivers by the EPA to allow nationwide sales of E15 during the summer driving season in the United States also had a positive effect on domestic ethanol demand and the market price of ethanol. In addition, if federal legislation allowing year round sales of E15 in the United States were to be approved it would likely have a positive effect on ethanol prices. Other factors likely to affect ethanol prices in the future include domestic corn prices and corn supply, energy prices, seasonal demand and inventory levels. In addition, trade actions by the United States and retaliatory actions by foreign governments could have a negative effect on foreign ethanol demand, increase the volatility in commodity prices and impact the market price of ethanol.
The number of gallons of ethanol sold during the three months ended July 31, 2026 was approximately the same as the three months ended July 31, 2025. Our ethanol production levels for the three months ended July 31, 2026 were at an annual rate of approximately 70 million gallons of denatured ethanol. Management anticipates that the amount of ethanol produced could decrease if operating conditions worsen and we reduce ethanol production levels. However, we have applied to the Minnesota Pollution Control Agency to increase our ethanol production limits. If this permit is approved, management expects that our ethanol production levels will increase in the future.
We had gains (losses) related to ethanol based derivative instruments of $46,611 and ($74,681) for the three months ended July 31, 2026 and 2025, respectively, which reduced (increased) our ethanol revenue during the period.

Distillers Grains

    Revenue from distillers grains sales increased by approximately 4.9% during the three months ended July 31, 2026, as compared to the three months ended July 31, 2025 primarily due to higher distillers grains prices for the period.

    For the three months ended July 31, 2026, the average price per ton of dried distillers grains sold was approximately 7.1% higher than the average price we received during the three months ended July 31, 2025, due primarily to an increase in domestic demand for protein. For the three months ended July 31, 2026, the average price per ton of modified distillers grains sold was approximately 3.2% higher than the average price we received during the three months ended July 31, 2025, due primarily to an increase in domestic demand for protein.

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

The tons of dried distillers grains sold during the three months ended July 31, 2026, decreased by approximately 3.4%, as compared to the three months ended July 31, 2025. The tons of modified distillers grains sold during the three months ended July 31, 2026, increased by approximately 4.6%, as compared to the three months ended July 31, 2025. Management anticipates that the amount of distillers grains produced could decrease if operating conditions worsen and there is a reduction in ethanol production levels. However, if we increase our ethanol production levels in the future due to approval by the Minnesota Pollution Control Agency of our permit application, that would then have a corresponding positive effect on distillers grains production levels.

Corn Oil

Revenue from corn oil sales increased by approximately 28.9% during the three months ended July 31, 2026, as compared to the three months ended July 31, 2025, due primarily to higher corn oil prices and an increase in pounds of corn oil sold. The average price per pound of corn oil sold was approximately 25.9% higher during the three months ended July 31, 2026, as compared to the three months ended July 31, 2025, due primarily to an increase in soy oil prices due to increased demand. Factors likely to affect corn oil prices include corn oil and soy oil supply, biodiesel demand, prices of corn and soybeans, the status of the biodiesel blenders' tax credit and new crop corn oil content.

The pounds of corn oil sold increased by approximately 1.8%, as compared to the three months ended July 31, 2025. Management anticipates that the amount of corn oil produced may decrease if there is a reduction in ethanol production levels which would then have a corresponding effect on corn oil. However, an increase in corn oil yields due to improved efficiencies or a corn crop with higher oil content could contribute to higher corn oil production levels. In addition, if we increase our ethanol production levels in the future due to approval by the Minnesota Pollution Control Agency of our permit application that would then have a corresponding positive effect on corn oil production levels.

At July 31, 2026, we had 7,569,200 pounds of forward corn oil sales contracts valued at approximately $5,828,000 for delivery periods through January 31, 2027.

Cost of Goods Sold

    Our two largest costs of production are corn (76.9% of cost of goods sold for the three months ended July 31, 2026) and natural gas (5.0% of cost of goods sold for the three months ended July 31, 2026). Our total cost of goods sold was approximately 2.4% less during the three months ended July 31, 2026, as compared to the three months ended July 31, 2025.

Corn

    Our average price per bushel of corn for the three months ended July 31, 2026 decreased by approximately 8.0% per bushel, as compared to the three months ended July 31, 2025, due primarily to lower market value for corn as a result of higher corn stocks. We used approximately 1.1% more bushels of corn in the three months ended July 31, 2026, as compared to the three months ended July 31, 2025 due to an increase in gallons of ethanol sold.
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

    At July 31, 2026, we had 1,856,099 bushels of forward fixed basis corn purchase contracts and 3,567,326 bushels of forward fixed price corn contracts valued at approximately $15,696,000. These purchase contracts are for delivery periods through May 31, 2028.

We had gains related to corn derivative instruments of $283,519 and $177,759 for the three months ended July 31, 2026 and 2025, respectively, which reduced our cost of goods sold during the periods.

Natural Gas

    The average market price per MMBTU of natural gas was approximately 13.9% higher for the three months ended July 31, 2026, as compared to the three months ended July 31, 2025, due primarily to an increase in our natural gas transportation costs. Factors such as industry production problems or large increases in natural gas demand in the future could have a negative effect on natural gas prices.

    For the three months ended July 31, 2026, we used approximately 2.4% less MMBTUs of natural gas as compared to the three months ended July 31, 2025, due primarily to a decrease in dried distillers grains sold.

    At July 31, 2026, we had 151,000 MMBTUs of forward fixed basis natural gas purchase contracts and 2,047,900 MMBTUs of fixed price natural gas purchase contracts valued at approximately $6,942,000 for delivery periods through October 31, 2029.

We had gains related to natural gas derivative instruments of $8,954 for the three months ended July 31, 2026, which reduced our cost of goods sold during the period. We had gains related to natural gas derivative instruments of $118,690 for the three months ended July 31, 2025, which reduced our cost of goods sold during the period.

Operating Expense

    Our operating expenses for the three months ended July 31, 2026 were $1,807,936 compared to $958,776 for the three months ended July 31, 2025. Management attributes this increase in operating expenses to fees associated with incentives under Section 45Z. Management continues to pursue strategies to optimize efficiencies and maximize production. These efforts may result in a decrease in our operating expenses on a per gallon basis. However, because these expenses do not vary with the level of production at the plant, we expect our operating expenses to remain relatively steady.

Other Income, net

    We had total other income, net for the three months ended July 31, 2026 of $5,175,069, as compared to $186,538 for the three months ended July 31, 2025. Our other income, net for the three months ended July 31, 2026, was higher due primarily to our recognition of $5,000,000 in federal tax credits for the three months ended July 31, 2026 associated with incentives under Section 45Z.

Results of Operations for the Nine Months Ended July 31, 2026 and 2025

    The following table shows the results of our operations and the approximate percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our unaudited statements of operations for the nine months ended July 31, 2026 and 2025:

	2026		2025
Statements of Operations Data	Amount (unaudited)	%	Amount (unaudited)	%

Revenues	$111,871,437	100.00%	$103,167,737	100.00%
Cost of Goods Sold	94,406,869	84.39%	99,199,579	96.15%
Gross Profit	17,464,568	15.61%	3,968,158	3.85%
Operating Expenses	4,921,171	4.40%	3,472,756	3.37%
Operating Income	12,543,397	11.21%	495,402	0.48%
Other Income, net	12,218,765	10.92%	711,396	0.69%
Net Income	$24,762,162	22.13%	$1,206,798	1.17%

The following table shows the sources of our revenue for the nine months ended July 31, 2026 and 2025:

	2026		2025
Revenue Sources	Amount (Unaudited)	%	Amount (Unaudited)	%

Ethanol Sales	$84,781,753	75.79%	$78,820,961	76.40%
Modified Distillers Grains Sales	4,885,303	4.37%	4,817,557	4.67%
Dried Distillers Grains Sales	10,990,587	9.82%	10,833,265	10.50%
Corn Oil Sales	11,213,794	10.02%	8,695,954	8.43%
Total Revenues	$111,871,437	100.00%	$103,167,737	100.00%

Revenue

    Ethanol
    Our ethanol revenues were higher for the nine months ended July 31, 2026, as compared to the nine months ended July 31, 2025. Revenue from ethanol sales increased by approximately 7.6% during the nine months ended July 31, 2026, as compared to the nine months ended July 31, 2025 primarily due to higher ethanol prices and an increase in gallons sold.
The average price per gallon of ethanol sold for the nine months ended July 31, 2026 was approximately 6.5% higher, as compared to the average price for the nine months ended July 31, 2025.
Military conflict in Iran and the Middle East has resulted in energy supply and shipping disruptions which have caused a surge in crude oil, gasoline and ethanol prices. Ethanol prices may decrease if the conflict were to be resolved. Temporary waivers by the EPA to allow nationwide sales of E15 during the summer driving season in the United States also had a positive effect on domestic ethanol demand and the market price of ethanol. In addition, if federal legislation allowing year round sales of E15 in the United States were to be approved it would likely have a positive effect on ethanol prices. Other factors likely to affect ethanol prices in the future include domestic corn prices and corn supply, energy prices, seasonal demand and inventory levels. In addition, trade actions by the United States and retaliatory actions by foreign governments could have a negative effect on foreign ethanol demand, increase the volatility in commodity prices and impact the market price of ethanol.
The number of gallons of ethanol sold during the nine months ended July 31, 2026 increased by approximately 1.2%, as compared to the nine months ended July 31, 2025 due to the increase in bushels ground. Our ethanol production levels for the nine months ended July 31, 2026 were at an annual rate of approximately 70 million gallons. Management anticipates that the amount of ethanol produced could decrease if operating conditions worsen and we reduce ethanol production levels. However, we have applied to the Minnesota Pollution Control Agency to increase our ethanol production limits. If this permit is approved, management expects that our ethanol production levels will increase in the future.
We had gains (losses) related to ethanol based derivative instruments of $53,151 and $(61,032) for the nine months ended July 31, 2026 and 2025, respectively, which reduced (increased) our ethanol revenue during the period.

Distillers Grains

    Revenue from distillers grains sales increased by approximately 1.4% during the nine months ended July 31, 2026, as compared to the nine months ended July 31, 2025 primarily due to an increase in tons of distillers grains sold for the period.

    For the nine months ended July 31, 2026, the average price per ton of dried distillers grains sold was approximately the same as the average price we received during the nine months ended July 31, 2025. For the nine months ended July 31, 2026, the average price per ton of modified distillers grains sold was approximately the same as the average price we received during the nine months ended July 31, 2025.

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
The tons of dried distillers grains sold during the nine months ended July 31, 2026, increased by approximately 1.5%, as compared to the nine months ended July 31, 2025. The tons of modified distillers grains sold during the nine months ended July 31, 2026, increased by approximately 1.4%, as compared to the nine months ended July 31, 2025. Management anticipates that the amount of distillers grains produced could decrease if operating conditions worsen and there is a reduction in ethanol production levels. However, if we increase our ethanol production levels in the future due to approval by the Minnesota Pollution Control Agency of our permit application that would then have a corresponding positive effect on distillers grains production levels.

Corn Oil

Revenue from corn oil sales increased by approximately 29.0% during the nine months ended July 31, 2026, as compared to the nine months ended July 31, 2025, due primarily to higher corn oil prices and an increase in pounds of corn oil sold. The average price per pound of corn oil sold was approximately 25.0% higher during the nine months ended July 31, 2026, as compared to the nine months ended July 31, 2025, due primarily to an increase in soy oil prices due to increased demand. Factors likely to affect corn oil prices include corn oil and soy oil supply, biodiesel demand, prices of corn and soybeans, the status of the biodiesel blenders' tax credit and new crop corn oil content.

The pounds of corn oil sold increased by approximately 3.8%, as compared to the nine months ended July 31, 2025. Management anticipates that the amount of corn oil produced may decrease if there is a reduction in ethanol production levels which would then have a corresponding effect on corn oil. However, an increase in corn oil yields due to improved efficiencies or a corn crop with higher oil content could contribute to higher corn oil production levels. In addition, if we increase our ethanol production levels in the future due to approval by the Minnesota Pollution Control Agency of our permit application that would then have a corresponding positive effect on corn oil production levels.

At July 31, 2026, we had 7,569,200 pounds of forward corn oil sales contracts valued at approximately $5,828,000 for various delivery periods through January 31, 2027.

Cost of Goods Sold

    Our two largest costs of production are corn (73.5% of cost of goods sold for the nine months ended July 31, 2026) and natural gas (6.5% of cost of goods sold for the nine months ended July 31, 2026). Our total cost of goods sold was approximately 4.8% less during the nine months ended July 31, 2026, as compared to the nine months ended July 31, 2025.

Corn

    Our average price per bushel of corn for the nine months ended July 31, 2026 decreased by approximately 9.8% per bushel, as compared to the nine months ended July 31, 2025, due primarily to lower market value for corn as a result of higher corn stocks. We used approximately 1.5% more bushels of corn in the nine months ended July 31, 2026, as compared to the nine months ended July 31, 2025 due to an increase in gallons of ethanol sold.
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

    At July 31, 2026, we had 1,856,099 bushels of forward fixed basis corn purchase contracts and 3,567,326 bushels of forward fixed price corn contracts valued at approximately $15,696,000. These purchase contracts are for various delivery periods through May 31, 2028.

We had gains related to corn derivative instruments of $882,927 and $822,440 for the nine months ended July 31, 2026 and 2025, respectively, which reduced our cost of goods sold during the period.

Natural Gas

    The average market price per MMBTU of natural gas was approximately 5.2% higher for the nine months ended July 31, 2026, as compared to the nine months ended July 31, 2025, due primarily to an increase in our natural gas transportation costs. Factors such as industry production problems or large increases in natural gas demand in the future could have a negative effect on natural gas prices.

    For the nine months ended July 31, 2026, we used approximately 2.1% less MMBTUs of natural gas as compared to the nine months ended July 31, 2025, due primarily to an increase in efficiencies.

    At July 31, 2026, we had 151,000 MMBTUs of forward fixed basis natural gas purchase contracts and 2,047,900 MMBTUs of fixed price natural gas purchase contracts valued at approximately $6,942,000 for delivery periods through October 31, 2029.

We had gains related to natural gas derivative instruments of $117,451 for the nine months ended July 31, 2026, which reduced our cost of goods sold during the period. We had losses related to natural gas derivative instruments of $(32,287) for the nine months ended July 31, 2025, which increased our cost of goods sold during the period.

Operating Expense

    Our operating expenses for the nine months ended July 31, 2026 were $4,921,171 compared to $3,472,756 for the nine months ended July 31, 2025. Management attributes this increase in operating expenses to fees associated with incentives under Section 45Z. Management continues to pursue strategies to optimize efficiencies and maximize production. These efforts may result in a decrease in our operating expenses on a per gallon basis. However, because these expenses do not vary with the level of production at the plant, we expect our operating expenses to remain relatively steady.

Other Income, net

    We had total other income, net for the nine months ended July 31, 2026 of $12,218,765, as compared to $711,396 for the nine months ended July 31, 2025. Our other income, net for the nine months ended July 31, 2026, was higher due primarily to our recognition of $11,700,000 in federal tax credits for the nine months ended July 31, 2026 associated with incentives under Section 45Z.

Changes in Financial Condition for the Nine Months Ended July 31, 2026

    The following table highlights the changes in our financial condition as of July 31, 2026 from our previous fiscal year ended October 31, 2025:

	July 31, 2026	October 31, 2025
Current Assets	$57,449,209	$43,423,174
Current Liabilities	7,543,098	11,571,070
Long-Term Liabilities	377,592	493,444

Current Assets

    The increase in current assets is primarily the result of increases in cash and cash equivalents at July 31, 2026, as compared to October 31, 2025, due primarily to the sale of 2025 tax credits associated with incentives under Section 45Z. We also experienced increases in accounts receivable and inventories at July 31, 2026, as compared to October 31, 2025, due primarily to an increase in ethanol inventory.

Current Liabilities

    The decrease in current liabilities is primarily the result of decreases in accounts payable at July 31, 2026, as compared to October 31, 2025, due primarily to timing of deferred corn payments.

Long-Term Liabilities

    Long-term liabilities decreased at July 31, 2026, as compared to October 31, 2025, due primarily to decreasing liabilities owed under a contract for use of a natural gas pipeline to transport natural gas to our facility.

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

The following table shows cash flows for the nine months ended July 31, 2026 and 2025:

	2026	2025
	(unaudited)	(unaudited)
Net cash provided by (used in) operating activities	$23,539,249	$(7,507,214)
Net cash used in investing activities	(5,322,752)	(4,272,799)
Net cash used in financing activities	(6,791,766)	(8,203,062)

Cash Flow From Operations

We generated more cash in operating activities for the nine months ended July 31, 2026, as compared to the same period in 2025. This increase in cash from operations was primarily due to an increase in net income and our sale of federal tax credits associated with incentives under Section 45Z for the nine months ended July 31, 2026, as compared to the same period in 2025.
Cash Flow From Investing Activities

We used more cash in investing activities for the nine months period ended July 31, 2026, as compared to the same period in 2025. This change was primarily due to an increase in capital expenditures during the nine months ended July 31, 2026.

Cash Flow From Financing Activities

We used less cash in financing activities during the nine months ended July 31, 2026, as compared to the same period in 2025. Our cash used in financing activities decreased primarily due to decreased distributions to our members during the nine months ended July 31, 2026.

Short-Term and Long-Term Debt Sources

    Our loan facility with Compeer Financial f/k/a AgStar Financial Services, PCA ("Compeer") includes a $20,000,000 Term Revolving Loan and a Revolving Line of Credit Loan. Our loan facility with Compeer is secured by substantially all business assets and also subjects the Company to various financial and non-financial covenants.

Term Revolving Loan

The Term Revolving Loan is for up to $20,000,000 with a variable interest rate based on the Wall Street Journal's Prime Rate plus 10 basis points with a minimum interest rate of 2.10%. The applicable interest rate at July 31, 2026 was 6.85%. The Term Revolving Loan may be advanced, repaid and re-borrowed during the term. Monthly interest payments are due on the Term Revolving Loan with payment of all amounts outstanding due on November 1, 2027. The outstanding balance on this note was $0 at July 31, 2026. We pay interest at a rate of 1.50% on amounts outstanding for letters of credit which also reduce the amount available under the Term Revolving Loan. We had no letters of credit outstanding at July 31, 2026. We are also required to pay unused commitment fees for the Term Revolving Loan.

Revolving Line of Credit Loan

The Revolving Line of Credit Loan is for an amount equal to the borrowing base, with a maximum limit of $10,000,000 with a variable interest rate based on the Wall Street Journal's Prime Rate plus 10 basis points with a minimum interest rate of 2.10%. The amount available to borrow per the borrowing base calculations at July 31, 2026 was approximately $5,713,000. The applicable interest rate at July 31, 2026 was 6.85%. The Revolving Line of Credit Loan may be advanced, repaid and re-borrowed during the term. Monthly interest payments are due on the Revolving Line of Credit Loan with payment of all amounts outstanding due on November 1, 2026. The maturity date may be extended for up to one additional one year term upon our written request which will be deemed automatically granted by Compeer upon written certification that there is no event of default. The Company has previously been granted three extensions. The outstanding balance on this note was $0 at July 31, 2026. We are also required to pay unused commitment fees for the Revolving Line of Credit Loan.

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

Grants

The Minnesota State Legislature established the Bioincentive Program in 2015 to encourage commercial-scale production of advanced biofuels, renewable chemicals, and biomass thermal energy through production incentive payments. Eligible producers of cellulosic ethanol may receive $0.16 per gallon of cellulosic ethanol produced subject to program funding limitations. We received awards from the Bioincentive Program of approximately $72,000, recorded in the first quarter of fiscal 2026 in other income and $100,000 recorded in the second quarter of fiscal 2026 in other income. We received awards from the Bioincentive Program of approximately $93,000, recorded in the first quarter of fiscal 2025 in other income, $102,000, recorded in the second quarter of fiscal 2025 in other income and $69,000, recorded in the third quarter of fiscal 2025 in other income.

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

We also entered into an agreement to construct a DEER System which is expected to increase efficiencies. The construction is expected to commence in September 2026 and be completed in July 2027 at an approximate cost of $9,000,000, to be funded from operations and existing debt facilities.

Tax Credit Generation

For the nine months ended July 31, 2026, we recognized $11,700,000 of Section 45Z tax credits. This amount includes the gross credit amount of approximately $13,100,000 net of broker fees, discounts, energy credits and compliance payments of approximately $1,400,000. We recorded $11,700,000 as an increase to Other Income and an asset recorded within Other Assets. We plan to monetize these tax credits through sale of such credits to third parties. The recognition of these tax credits is contingent on meeting the requirements of Section 45Z.

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

As of July 31, 2026, the fair values of our commodity-based derivative instruments are a net liability of approximately $990,000. As the prices of the hedged commodity moves in reaction to market trends and information, our statement of operations will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to protect the Company over the term of the contracts for the hedged amounts.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from our Term Revolving Loan and Revolving Line of Credit Loan, each bearing a variable interest rate.  As of July 31, 2026, we had $0 outstanding on the Term Revolving Loan and the Revolving Line of Credit Loan. As of July 31, 2026, interest accrues on these loans at a variable interest rate based on the Wall Street Journal's Prime Rate plus 10 basis points with a minimum interest rate of 2.10% and the applicable interest rate was 6.85%. Given the balance owed on these loans as of July 31, 2026, we have determined that our exposure to market risk from changes in interest rates is not material. The specifics of each loan are discussed in greater detail in “Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

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

In the ordinary course of business, we enter into forward contracts for our commodity purchases. At July 31, 2026, we had 1,856,099 bushels of forward fixed basis corn purchase contracts and 3,567,326 bushels of forward fixed price corn purchase contracts valued at approximately $15,696,000. These purchase contracts are for various delivery periods through May 31, 2028. At July 31, 2026, we had 151,000 MMBTUs of forward fixed basis natural gas purchase contracts and 2,047,900 MMBTUs of fixed price natural gas purchase contracts valued at approximately $6,942,000 for delivery periods through October 31, 2029. At July 31, 2026, we had 294,400 gallons of fixed price denaturant purchase contracts valued at approximately $495,000 for various delivery periods through September 30, 2026.

    In the ordinary course of business, we enter into forward contracts for our commodity sales. At July 31, 2026, we had 15,575 tons of forward fixed price dried distillers grains sales contracts valued at approximately $2,054,000 for delivery periods through November 30, 2026. At July 31, 2026, we had 1,700 tons of forward fixed price modified distillers grains sales contracts valued at approximately $122,000 for delivery periods through September 30, 2026. At July 31, 2026, we had 7,569,200 pounds of forward fixed price corn oil sales contracts valued at approximately $5,828,000 for delivery periods through January 31, 2027.
    We recorded gains due to changes in the fair value of our outstanding corn derivative future positions of approximately $284,000 and $178,000 for the three months ended July 31, 2026 and 2025, respectively. We recorded gains (losses) due to changes in the fair value of our outstanding ethanol derivative future positions of approximately $47,000 and ($75,000) for the three months ended July 31, 2026 and 2025, respectively. We recorded gains due to changes in fair value of our outstanding natural gas derivative future positions of approximately $9,000 and $119,000 for the three months ended July 31, 2026 and 2025, respectively.

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

A sensitivity analysis has been prepared to estimate our exposure to ethanol, distillers grains, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas prices and average ethanol and distillers grains prices as of July 31, 2026, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from July 31, 2026. The results of this analysis, which may differ from actual results, are approximately as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price as of July 31, 2026	Approximate Adverse Change to Income
Natural Gas	318,000	MMBTU	10%	$87,000
Ethanol	70,000,000	Gallons	10%	$12,110,000
Corn	19,627,000	Bushels	10%	$7,753,000
DDGs	103,425	Tons	10%	$1,407,000

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

Our management, including our Chief Executive Officer (the principal executive officer), Brian Kletscher, along with our Chief Financial Officer (the principal financial officer), Lucas Schneider, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of July 31, 2026. Based on this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended July 31, 2026, which were identified in connection with management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Military conflict in the Middle East has resulted in rising global energy prices, energy supply and shipping disruptions, and a slowdown in global economic growth which could have a negative effect on our financial condition and results of operations. On February 28, 2026, the United States and Israel launched a military campaign against Iran. Iran retaliated by launching strikes across the Gulf region including against energy infrastructure and by closing the Strait of Hormuz through which a significant portion of the world's oil production passes. These military operations in the Middle East have created global economic uncertainty and resulted in oil and natural gas supply and shipping disruptions and a surge in crude oil, gasoline and ethanol prices. On April 8, 2026, a temporary ceasefire took effect which was then extended for an additional 60 days on June 16, 2026, to provide a window to negotiate a final deal. However, this period has since expired and tensions remain high amid stalled negotiations. Although the duration and extent of the military conflict is highly unpredictable, if domestic demand is negatively affected by continued high gasoline prices that could have a negative effect on our financial condition and operating results. In contrast, resolution of the military conflict in the Middle East could cause a decrease in ethanol prices and our profitability.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Units Purchased	Average Price Paid per Unit $	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs
May 1, 2026 - May 31, 2026	—	—	—	—
June 1, 2026 - June 30, 2026	1	10,000	—	—
July 1, 2026 - July 31, 2026	—	—	—	—
Total	1	10,000	—	—

Item 3. Defaults Upon Senior Securities

    None.

Item 4. Mine Safety Disclosures

    None.

Item 5. Other Information

Insider Trading Arrangements

No governor or officer adopted or terminated any contract, instruction, or written plan for the purchase or sale of company securities or any non-rule 10b5-1 trading arrangement during the third quarter of our 2026 fiscal year.

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

HIGHWATER ETHANOL, LLC

Date:	September 11, 2026	/s/ Brian Kletscher
Brian Kletscher
Chief Executive Officer
(Principal Executive Officer)

Date:	September 11, 2026	/s/ Lucas Schneider
Lucas Schneider
Chief Financial Officer
(Principal Financial and Accounting Officer)